Form 10-Q
period 1995-03-31
CAVCO INDUSTRIES INC
filed 1995-05-15
CIK 278166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1995

                          Commission File Number 0-8822

                             Cavco Industries, Inc.

- - - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Arizona                                        86-0214910
- - - - - - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

301 East Bethany Home Road, Suite C-178  Phoenix, Arizona                  85012
- - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (602) 265-0580

                                       n/a
- - - - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Class                                Shares Outstanding
                -----                                ------------------
     Common Stock, $.05 Par Value                         3,382,977

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index

PART I.         Consolidated Financial Information                          Page No.
                                                                            --------
Item 1.  Financial Statements

Consolidated Balance Sheets
         March 31, 1995 and September 30, 1994                                 3-4

Consolidated Statements of Earnings
         Three months and six months ended March 31, 1995 and 1994             5

Consolidated Statements of Cash Flows
         Six months ended March 31, 1995 and 1994                              6

Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                    8-9

PART II.        Other Information                                              10

Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets


                                                      March 31,      September 30,
                                                        1995             1994
                                                     -----------     -------------
Current Assets
     Cash                                            $   367,509       9,006,600

     Accounts and notes receivable                    10,101,789       6,192,576

     Inventories
          Manufacturing:

               Raw materials                           2,513,186       2,314,623
               Work in process                           889,505         823,582
          Held for sale or lease                       1,337,639       2,287,635
          Real estate held for sale                    5,571,701       4,524,240
                                                     -----------      ----------
               Total inventories                      10,312,031       9,950,080
                                                     -----------      ----------

     Prepaid expenses                                    984,661         461,515
     Deferred tax charge                                 480,369         480,369
                                                     -----------      ----------
               Total current assets                   22,246,359      26,091,140
                                                     -----------      ----------

Property, plant and equipment, at cost                13,534,585      12,164,077
     Less accumulated depreciation                     4,171,588       3,634,192
                                                     -----------      ----------
          Net property, plant and equipment            9,362,997       8,529,885
                                                     -----------      ----------

Assets under lease                                    10,622,186       3,728,294
     Less accumulated depreciation                       345,441         133,617
                                                     -----------      ----------
          Net assets under lease                      10,276,745       3,594,677
                                                     -----------      ----------

Notes receivable, net of current portion               1,365,662       1,425,243

Investment in partnerships                             2,516,954       1,321,724

Other assets                                             632,378         915,844
                                                     -----------      ----------
                                                     $46,401,095      41,878,513
                                                     ===========      ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                                        March 31,      September 30,
                                                           1995            1994
                                                      ------------     -------------
Current liabilities
     Notes payable                                    $  1,110,275       1,654,490
     Current installments of long term debt                925,189       1,875,189
     Accounts payable                                    5,031,771       5,092,187
     Accrued expenses                                    8,183,047       6,472,376
     Income taxes                                         (221,220)      2,625,680
                                                      ------------      ----------
          Total current liabilities                     15,029,062      17,719,922
                                                      ------------      ----------

Long term debt, excluding current installments          10,139,895       5,413,980

Other liabilities                                          698,100         599,067

Stockholders' equity:

     Common stock, $.05 par value; 8,000,000 shares
          authorized; 3,382,977 shares issued and
          outstanding                                      169,149         169,149
     Capital in excess of par                              312,054         312,054
     Retained earnings                                  20,052,835      17,664,341
                                                      ------------      ----------
          Net stockholders' equity                      20,534,038      18,145,544
                                                      ------------      ----------
                                                      $ 46,401,095      41,878,513
                                                      ============      ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                              Three Month Period                           Six Month Period
                                                Ended March 31,                              Ended March 31,

                                             1995                1994                  1995                 1994
                                          ----------          ----------            ----------           ---------
Net sales                                 28,506,700          24,247,343            58,647,361           45,467,173

Cost of sales                             23,522,468          20,243,721            47,620,645           37,944,211
                                          ----------          ----------            ----------           ----------
     Gross profit                          4,984,232           4,003,622            11,026,716            7,522,962

Selling, general and administrative        3,399,842           2,500,316             6,805,813            4,684,472
expenses
                                          ----------          ----------            ----------           ----------
     Operating income                      1,584,390           1,503,306             4,220,903            2,838,490

Other income (expense)

     Interest income                          82,398              35,609               211,108               62,347
     Interest expense                       (125,678)           (112,076)             (191,619)            (208,156)
     Miscellaneous                            42,716              45,565                70,282              214,888
                                          ----------          ----------            ----------           ----------
                                               (564)            (30,902)                89,771               69,079
                                          ----------          ----------            ----------           ----------

Income from continuing operations          1,583,826           1,472,404             4,310,674            2,907,569
before income taxes

Income taxes                                 627,800             589,560             1,726,500            1,164,060
                                          ----------          ----------            ----------           ----------

Income from continuing operations            956,026             882,844             2,584,174            1,743,509

Income from discontinued operations,
net of taxes of ($19,500) and $45,500
(3 mos), and ($130,500) and $94,500
(6 mos) in 1995 and 1994, respectively       (29,265)             68,233              (195,680)             141,625
                                          ----------          ----------            ----------           ----------

Net income                                   926,761             951,077             2,388,494            1,885,134
                                          ==========          ==========            ==========           ==========

Income per share from continuing                 .28                 .26                   .76                  .52
operations
                                          ==========          ==========            ==========           ==========
Income per share from discontinued              (.01)                .02                  (.06)                 .04
operations
                                          ==========          ==========            ==========           ==========
Net income per share                             .27                 .28                   .70                  .56
                                          ==========          ==========            ==========           ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Six Months Ended March 31, 1995 and 1994


                                                                1995           1994
                                                            -----------     ----------
Net cash used in operations                                 $(3,181,843)      (550,694)

Cash flows from investing activities:

     Purchases of property, plant and equipment              (1,349,340)      (857,429)
     Purchases of assets under lease                         (7,220,956)    (2,749,565)
     Proceeds from sales of assets under lease                  414,729        248,892
     Proceeds from collections on notes receivable            1,040,017        130,930
   (Additions to) proceeds from investment in partnership    (1,195,230)        13,089
                                                            -----------     ----------
          Net cash used in investing activities              (8,310,780)    (3,214,083)
                                                            -----------     ----------

Cash flows from financing activities:
     Borrowings under lines of credit                           606,413      2,968,806
     Repayments on lines of credit                           (1,150,627)      (311,611)
     Proceeds from long term borrowings                       3,750,000      1,498,713
     Repayment of long term debt                               (352,254)    (1,254,571)
                                                            -----------     ----------
          Net cash provided by financing activities           2,853,532      2,901,337
                                                            -----------     ----------

Decrease in cash                                             (8,639,091)      (863,440)

Cash at beginning of period                                   9,006,600      1,378,804
                                                            -----------     ----------

Cash at end of period                                       $   367,509        515,364
                                                            ===========     ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for -
          Interest                                          $   167,844        571,586
                                                            ===========     ==========
          Income taxes                                      $ 4,252,500      1,309,000
                                                            ===========     ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of the Company and its subsidiaries, Action Healthcare Management Services, Inc. (Action), Sun Built Homes, Inc. (Sun Built) and National Security Containers, Inc. (NSC).

       The information reflected in the consolidated financial statements has not been examined by independent accountants and necessarily in some respects is based upon estimates which are subject to adjustment in annual closing of accounts.

       In the opinion of the Company, all adjustments (consisting of only normal recurring adjustments and primary eliminations of all significant intercompany transactions) necessary to present fairly the financial position and results of operations and cash flows for the periods presented have been included.

       These financial statements have been prepared in accordance with the instructions to the Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1994, filed with the Securities and Exchange Commission.

2. The number of shares used in computing earnings per common share for both quarters presented, based on the weighted average number of shares outstanding, was 3,382,977. The number of shares reflects a three-for-two stock split which occurred in December 1994.

3. The results of operations for the six month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

4. Certain items on the statement of earnings for the three month and six month periods ended March 31, 1994 have been reclassified to reflect the elimination of discontinued operations of the Company's CVC Leasing division.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994

For the quarter ended March 31, 1995, the Company's net sales increased $4,259,357 (18%) over the corresponding quarter of the previous year. The primary source of the increase was the addition of a new manufacturing facility added in May, 1993. Production at that facility and the other two facilities reached a higher level than the preceding year. The increase in manufactured housing sales is reflective of the overall growth experienced in the industry over the past three years. With the addition of the new facility and expansion of the existing facility, the Company is well positioned to continue to increase its market share throughout the remainder of the year. The leasing operations had sales of $1,414,534 during the quarter, their first year of operations. Sales in the healthcare and development operations were comparable to the previous year.

Gross profit margins increased to 17.5 percent compared to 16.5 percent for the same quarter of the previous year. The gross margins of the manufacturing operations increased to 19.2 percent from 18.8 percent the previous year primarily due to the increased efficiencies of the higher sales volumes reported above. The gross profit of the leasing operations fell slightly during the second quarter to 39.4 percent due to the increase in the lease fleet.

Selling, general and administrative expenses (SG&A) in 1995 were $899,526 higher than in 1994. Manufacturing operations incurred higher expenses due primarily to the higher sales volumes stated above and increase in sales costs associated with expanding the market. SG&A costs in the leasing operations were $480,425 for the quarter.

In 1995, net earnings from continuing operations were $926,761 or $.28 per share compared to $951,077 or $.26 per share in 1994. The increase in earnings is due to the increased sales volumes and gross profit margins mentioned above. The Company has focused its efforts on the continued growth of the manufactured operations and expansion of the leasing operations.

SIX MONTHS 1995 COMPARED TO THE SIX MONTHS 1994

 For the six months ended March 31, 1995, the company's net sales increased $13,180,188, or 29 percent over the same period of the previous year. Of this increase, the manufacturing operations accounted for 81 percent. The manufacturing facility added in May of 1993, along with increased production levels at the previously existing facilities, are the primary reasons for the increase. A new leasing entity was formed in 1994, which contributed the remaining 19 percent increase.

Gross profit margins increased to 18.8 percent compared to 16.6 percent reported for the prior year's six month period. The margins remained comparable in the manufacturing operations (17.5 percent in 1995, compared to 17.8 percent in 1994), however, the leasing operations achieved a 43.9 percent gross profit margin in 1995.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

Selling, general and administrative expenses (SG&A) were $6,805,813 in 1995, an increase of $2,121,341 over the comparable period of 1994. Manufacturing operations accounted for 53 percent of the increase, primarily due to the increased growth and sales volumes , as discussed above. The remaining increase was due to the expansion of the leasing operations in 1995.

In 1995, net earnings from continuing operations were $2,388,494, or $.76 per share, compared with $1,885,134 , or $.52 per share for the same period of the previous year. The increase is the result of the higher sales volumes and improved profit margins.

LIQUIDITY AND CAPITAL RESOURCES

 The Company finished the six months ended March 31, 1995 with cash of $367,509 and working capital of $7,217,297. Net cash flow from operations was negative due primarily to a $4.5 million increase in accounts receivable - largely due to the increased sales volumes generated. On an interim basis, the Company uses internally generated funds for the expansion of the lease fleet, which causes fluctuations in cash and working capital. To help fund the $7.2 million in lease fleet purchases, the Company borrowed $3,750,000 from its corporate line of credit to temporarily meet capital needs. The Company is currently arranging a line of credit to fund fleet purchases on a more permanent basis. The Company will continue to expand the lease fleet throughout the remainder of the year.

Uses of cash during the period include the repayment of approximately $352,000 of long term debt, and $1,150,000 of notes payable. Notes payable increases for the period include approximately $600,000, which was used to purchase additional land for the real estate development division. An additional $1.3 million was used for property, plant and equipment primarily used to modify one of the manufacturing facilities to improve productivity and expand capacity. The Company invested another $1.2 million in the limited liability corporation (LLC) which is developing a manufactured housing subdivision. The Company is a 50 percent partner in the LLC and accounts for its investment on the equity method.

Capital expenditures for the manufacturing, development and healthcare operations for the remainder of the year are expected to be only those necessary for normal replacement of machinery and equipment. The Company believes that its existing cash, available line of credit, and cash generated from operations will be sufficient to meet capital expenditure and debt service requirements.

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

1.       (a) The Company's annual shareholders meeting was held February 28,
             1995.

         (b) The meeting involved the election of directors. Holders of 2,170,924 shares were present at the meeting, which constituted a quorum. All five prior directors - Al R. Ghelfi, Ruth Smith, Robert Wold, Steve Kleeman, and William R. Blandin - were re- elected.

The company did not solicit proxies. All shares present voted in favor of the five directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             27 Financial Data Schedule - Six months ended March 31, 1995

         (b) Reports on Form 8-K

The Company did not file and Form 8-K's during the six month period ended March 31,1995.

There has not been any additional information with respect to items listed in the Index, related to the periods being reported, which has not been previously reported or which , in the opinion of management, is of significance to the investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Cavco Industries, Inc.
                                      ----------------------------------
                                                  (Registrant)
      May 15, 1995                     /s/ ROBERT WARD
Date ______________________________   ___________________________________
                                                   (Signature)
                                      Robert Ward, Vice President, Treasurer and
                                      Chief Financial Officer

                            CAVCO INDUSTRIES, INC.
                         COMMISSION FILE NUBER 0-8822
                                EXHIBIT INDEX
                           MARCH 31, 1995 FORM 10-Q



No.                                  Title
- - - - - - ---                                  -----
27                        Fiancial Data Schedule

