Form 10-K
period 1995-09-30
CAVCO INDUSTRIES INC
filed 1995-12-28
CIK 278166

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

         Fiscal Year Ended September 30, 1995   Commission File 0-8822

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

         An Arizona Corporation                          No. 86-0214910

          301 East Bethany Home Road, Suite C-178  Phoenix, AZ  85012

                   Registrant's Telephone No.  (602) 265-0580

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each Class           Name of each exchange on which
          to be so registered           each class is to be registered
          -------------------           ------------------------------
                 None                                  None

       Securities to be registered pursuant to Section 12(g) of the Act:

                    Five cent ($.05) Par Value Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1995 was $14,153,196.

         As of November 30, 1995, the issuer had 3,382,977 shares of its five cent ($.05) par value common stock outstanding.

         The Exhibit Index is located on Page 37.
         The total number of pages is 44.

                                     PART I


ITEM 1:  BUSINESS

(a)      General

         Cavco Industries, Inc., hereinafter referred to as the "Company" or "Cavco", is the largest manufacturer of residential and recreational housing in Arizona. The Company began as an unincorporated association in 1965, manufacturing truck campers under the name Roadrunner Manufacturing Company. In 1966, the Company changed its name to Cavalier Manufacturing Company and it incorporated in 1968. In 1974, the Company changed its name to Cavco Industries, Inc.

         In November, 1986, the Company began manufacturing relocatable commercial modular structures for sale or lease, marketed by a division of the Company doing business as CVC Leasing ("CVC"). In October, 1993, CVC diversified its leasing operations to include security storage containers. In August, 1994, the Company sold the relocatable modular commercial structures of CVC. In August, 1994, the Company founded National Security Containers, Inc. ("NSC") to market and lease security storage containers and trailer vans. The Company owns 100% of NSC's stock.

         In March, 1987, the Company founded Action Healthcare Management Services, Inc., ("Action," formerly known as Action Health Care, Inc.) to provide health care management services. The Company owns approximately 93% of Action's stock.

         In December, 1991, the Company founded Sun Built Homes, Inc., ("Sun Built") to develop manufactured housing subdivisions and sell manufactured homes in established subdivisions. The Company owns 100% of Sun Built's stock.

         The Company's executive office is located at 301 E. Bethany Home Road, Suite C-178, Phoenix, Arizona 85012.

(b)      Financial Information About Industry Segments

         The Company operates principally in four industries: manufactured housing, leasing, real estate development, and health care management. Information with respect to net sales, operating profit (loss) and identifiable assets by industry segment is shown in the notes to consolidated financial statements in Part II of this Form 10-K.

 (c)     Narrative Description of Business

I.       Manufactured Housing

DESCRIPTION OF BUSINESS

         The Company is a manufacturer of quality residential and recreational housing. The manufactured housing products are transported from the factory to the dealer retail outlet and ultimately to the site in one or more sections and are installed utilizing their own chassis on either temporary or permanent foundations. Although these manufactured housing products are designed to be transportable, fewer than five percent are ever moved off the owner's original site.

         The Company is subject to the regulations of federal and state agencies which dictate building codes for manufactured housing. Cavco implements efficient assembly line techniques and uses essentially the same materials used in site-built homes. The Company purchases components from outside sources, installs electrical, plumbing and heating systems and fabricates sub-floors, walls and cabinets. Interior walls are constructed with a drywall material and exterior walls from wood products, vinyl lap, aluminum or anodized steel. The roof is covered with asphalt shingles or constructed of galvanized steel.

         Cavco's housing products are distributed under various trademarks, with models available in a variety of floorplans ranging in size from 399 square feet for a recreation/retirement park home, and 560 to 2,026 square feet for a residential home. A typical home includes a living room, dining room, one or two baths and one or more bedrooms. The base price of the Company's homes includes carpeting, major appliances, draperies and forced air furnaces. There are numerous options available and the Company can customize virtually any of its models to meet the needs of any geographical area. Retail prices of the Company's housing range from a low price of $17,000 up to a high of $100,000. The average price of a recreational/retirement park home is approximately $25,000, and the average price of a residential home is approximately $36,000. The retail price of the manufactured homes is set by the individual dealers and not by the Company.

METHOD OF DISTRIBUTION

         The Company does not sell its housing directly to the general public. The Company sells its homes only to fill orders received by its dealers. Many of the Company's dealers operate more than one retail outlet. The Company presently has 153 dealer retail outlets in 10 states, Canada and Japan, of which there are 91 in Arizona, 15 in New Mexico, 12 in Colorado, 9 in Utah, 6 in Texas, 5 in Nevada, 3 in California, 2 in Oregon, 1 each in Idaho and Washington, 6 in Canada and 2 in Japan. The Company may enter into agreements with dealers that would require them to sell the Company's products exclusively, although most of the dealers also sell competing products.

         The dealer first establishes credit with a bank and with the Company. The dealer then orders a home, either based on a contract with the retail customer or to increase its inventory. Upon receiving the order from the dealer, the Company clears the order with the dealer's bank and receives a commitment from the dealer's bank for the money, which is earmarked for the home ordered, identified by its serial number. The Company then builds the home and ships it to the dealer. The dealer is responsible for all shipping costs. The dealer examines the home, approves it and authorizes the bank to pay the Company, in accordance with its previous commitment. The length of time it takes to manufacture and ship a home after an order is placed varies according to the backlog.

         Once the Company delivers the manufactured home to the dealer, it is the dealer's responsibility to install the home on its customer's property.
The Company is released from any contingent liability when the dealer sells the manufactured home to the ultimate customer. If the home is not sold and the bank is not paid by the dealer, the bank can request that the Company repurchase the home.

         The Company is contingently liable under terms of repurchase agreements covering dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of the manufacturer's products in the event the dealer defaults on payments. The risk of loss is spread over numerous dealers and financing institutions and is further reduced by the resale value of repurchased units. The Company has not incurred any significant losses from these arrangements since its inception.

         The Company gives a limited warranty to original retail customers.
The Company warrants structural components for 12 months and nonstructural components for 90 days. The Company does not warrant anything that pertains to installation, setup or any appliances. The appliances are warranted by their original manufacturer.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company has not experienced any problems purchasing its raw materials or component parts. The Company buys from manufacturers and distributors located primarily in California and Arizona. The Company buys wood, wood products, aluminum, steel, tires, hardware, windows and doors. The only real raw materials are the wood products. Approximately 39 percent of the unit cost of a manufactured home is raw wood products. The majority of the other component parts of the homes are manufactured products in one stage or another.

PATENTS, TRADEMARKS AND LICENSES

         The Company does not own any materially significant patents, licenses, franchises, trademarks or concessions. The Company does not sell or grant franchises to its dealers.

SEASONAL

         The Company's business is not seasonal. It produces and sells manufactured homes throughout the entire year.

INVENTORY

The Company does not maintain a significant finished product inventory.

CUSTOMERS

         The Company currently has 153 dealer outlets. Sales to one dealer exceeded 10% of the Company's sales volume. This dealer is not affiliated with the Company and the loss of any dealer would not have a material effect on the Company.

BACKLOG

         The backlog of firm orders for manufactured homes as of September 30, 1995 was approximately $19,300,000 (1,300 floors) as compared with September 30, 1994, when the backlog was approximately $19,575,000. It currently requires approximately six to eight weeks to fill an order. The entire backlog at September 30, 1995 will be filled during the 1996 fiscal year.

GOVERNMENT CONTRACTS

         None of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the government.

COMPETITION

         The Company sells its housing products in the states of Arizona, New Mexico, Colorado, Texas, California, Nevada, Idaho, Utah, Washington, Oregon, as well as Canada and Japan. The Company estimates that there are 9 other manufacturers competing for the Arizona market. The Company enjoys approximately a 35% share of the Arizona market and a small share of the market in the other states. The largest competitors are Fleetwood, Redman, Palm Harbor, Schult, and Skyline. Most of these competitors have manufacturing facilities in Arizona. The Company has a broad product line at competitive prices, builds quality homes and offers complete service.

RESEARCH AND DEVELOPMENT

         During the last two fiscal years, the amount the Company has spent on research and development was immaterial.

ENVIRONMENTAL CONTROLS

         The Company believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

EMPLOYEES

         The Company employs 999 people in its manufacturing segment. Of these, 154 are salaried managerial, office and clerical workers; 832 are hourly production workers, and 13 are commissioned salespeople.

FOREIGN OPERATIONS

         The Company does not have any foreign operations.

II.      Health Care Management

DESCRIPTION OF BUSINESS

         Action was founded in March, 1987 to provide health care management services. These services initially consisted of utilization management, but were expanded to include employee benefit and worker's compensation, large case management and a high risk pregnancy program.

         Expanded services were necessitated by self-insurance/reinsurance in the employee benefits arena, excessive and fraudulent claims in the worker's compensation sector and the advent of an increasing number of women in the workforce. Current economic conditions have increased the need for reducing necessary hospital expenses without compromising the quality of care or freedom of choice available to health care participants.

         As the demand for a national health care program increases, utilization management and large case management will become a critical factor to the success of any such program.

DESCRIPTION OF SERVICES

         Utilization management is the methodology for monitoring the medical necessity and appropriateness of health care services, including hospital admissions, proposed length of hospital stay, use of outpatient facilities and other treatment alternatives. All of Action's utilization management services are performed by licensed nurses with a broad base of clinical specialty experience. Using a sophisticated menu-driven computer system, the nurse has access to pertinent medical information and criteria to evaluate the proposed treatment plan. To achieve the most objective determination, Action has an independent panel of physicians available to assist in medical recommendations for complicated cases.

         Large case management is the process by which medical case managers intensively manage serious illness and catastrophic injuries which typically result in repeated and/or high-cost utilization. Large case management insures that the patient receives cost-effective, integrated and well-coordinated care and that the client will achieve a favorable return for their investment in the large case management process. Action has created an innovative approach to large case management. In effect, the program consists of three parts: a case evaluation that develops a specific cost-to-savings ratio and a plan of action if the case is accepted, actual hands-on case management by medical professionals, and a 30-day post-monitoring segment designed to detect post-case complications.

         The Worker's Compensation Large Case Management program deals with catastrophic and long-term disability as a result of a worker's compensation accident or injury. Highly skilled medical specialists provide appropriate treatment, lowering indemnity costs via an early return to work, and reducing the possibility of litigation.

         Action's high risk pregnancy program, which focuses on early identification and intervention of high risk pregnancies, is receiving acceptance with Action's current client base. The program, Great Expectations, provides prescreening, identification, on-going education and hands-on perinatal case management to bring the high risk babies to term, thereby preventing the "million dollar baby." Great Expectations also provides BABYTALK, a 24-hour maternity wellness toll-free telephone line. The entire program is monitored by one of the most recognized groups of perinatologists in the country.

SALES/MARKETING

         Using an innovative database, Action markets its services to insurance brokers/consultants, insurance carriers, third party administrators, self-insured employers, government employee groups and multi-employer trusts.

         Currently, Action operates with offices in Phoenix, Arizona and Thousand Oaks, California. At the end of the 1993 fiscal year, Action acquired a large block of business on the East Coast. Future expansion plans include the Pacific Northwest and the Midwest.

         Action's marketing philosophies are target market oriented, and all marketing functions complement each other. Typically, Action enters into a standard service contract with a client for a period of two years. Action currently has approximately 92 clients. The loss of any one client would not have an adverse material effect on Action. Action's charges to its clients are based on the type of service provided and on the number of participants.

EMPLOYEES

         Action has 13 employees, comprised of its president, 2 operations managers, 6 licensed nurses engaged in utilization management, 1 customer service representative, 2 clerical and administrative employees and 1 information systems manager. Action also has a network of conferring physicians and contract registered nurses who are compensated on an hourly or per visit basis when requested by Action to render consulting services.

COMPETITION

         Action competes in a highly fragmented market with national and local firms specializing in utilization management and with third party administrators who have implemented their own internal utilization management services. Action also competes indirectly with health maintenance organizations and preferred provider organizations seeking to control health care costs. Most of Action's competitors are significantly larger than Action. Action competes on the basis of its innovative, cost-effective programs and on
its commitment to high-quality service.   With the recent installation of a
sophisticated software system, Action's fees are competitive with other health care management providers.

III.     Leasing Operations

DESCRIPTION OF BUSINESS

         In October, 1993, the Company began to sell and lease temporary security storage containers ("containers") and trailer vans ("vans"). In August, 1994, the Company formed NSC to continue the leasing operations as a 100% owned subsidiary. The containers are used ocean cargo containers, previously used for secure overseas shipment of packaged goods. The Company purchases the containers from various vendors and refurbishes them at its own fabricating facility or by using various outside contractors. The Company patches, sands, repaints and installs locking units on the containers before transferring them to the leasing offices. The containers are 8-1/2 feet high and 20 or 40 feet long. The vans were previously used for ground transportation of goods. The vans are 8 feet high and 20 to 52 feet long.

METHOD OF DISTRIBUTION

         NSC currently sells or leases the containers and vans through five offices located in Arizona and Texas. Offices in Colorado and Louisiana are scheduled to open in December 1995. At the customer's request, NSC will contract or use its own equipment to deliver the container to the customer's site and complete the set up. Pricing of the product is dependent upon the competition and demand within each geographical area.

SOURCES AND AVAILABILITY OF PRODUCTS

         NSC has not experienced, and does not anticipate, any problems in purchasing its containers or trailer vans.

PATENTS, TRADEMARKS AND LICENSES

         NSC does not own any materially significant patents, licenses, franchises, trademarks or concessions. NSC does not currently sell or grant franchises.

GOVERNMENT CONTRACTS

         None of NSC's business is subject to renegotiation of profits or termination of contracts at the election of the Government.

COMPETITION

         The container leasing business is relatively untapped in most areas. Competition consists primarily of small, individually owned companies that concentrate on container sales.

RESEARCH AND DEVELOPMENT

         During the year, the amount NSC has spent on research and development was immaterial.

CUSTOMERS

         NSC sells or leases the containers directly to any business with a need for additional storage space. Typical customers include retail stores, construction companies, and educational and government institutions. NSC experiences seasonal upturns during holiday periods, when retailers require storage space for extra merchandise. The terms of the leases generally range from one month to three years, with an average rental period of six months. There is increasing demand throughout the business community for security storage due to increasing theft and vandalism. NSC is not dependent upon any one customer.

ENVIRONMENTAL CONTROLS

         To the best of the Company's knowledge, NSC is not affected by any federal, state or local regulations which have been enacted or adopted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment.

EMPLOYEES

         NSC has 45 employees. Of these, 1 is the president, 1 is the director of operations, 1 is the director of container development, 5 are branch managers, 9 are sales representatives, 20 are hourly production workers, and 8 are office and clerical workers.

FOREIGN OPERATIONS

         NSC does not have any foreign operations.

IV.      Real Estate Development

DESCRIPTION OF BUSINESS

         Sun Built was organized in December, 1991, to develop manufactured housing subdivisions and to sell manufactured homes in established subdivisions. Homes sold by Sun Built are manufactured by the Company at the Company's existing manufacturing plants. The average size of these homes ranges from 576 to 1,984 square feet, with retail selling prices ranging from $26,000 to $87,000, excluding the land. Within the environment of the residential development market, competition is intense. Pricing of the product is dependent upon the competition and demand within each geographical area.

METHOD OF DISTRIBUTION

         Sun Built sells the manufactured homes directly to the consumer. The customers are responsible for obtaining financing through their own sources, or Sun Built can assist in finding a source for them. All sales are either financed through third parties or paid for by cash. Sun Built distributes its products through fully developed subdivisions in which Sun Built either has an agreement to sell the homes or may have a percentage of ownership.

         There is no warranty issued with the manufactured homes other than the Manufacturer's Limited Warranty. The manufacturer warrants structural components for 12 months and nonstructural components for 90 days.

SOURCES AND AVAILABILITY OF PRODUCTS

         Sun Built has not experienced, and does not anticipate, any problems in purchasing its manufactured homes, as units are produced by the Company.

PATENTS, TRADEMARKS AND LICENSES

         Sun Built does not own any materially significant patents, licenses, franchises, trademarks or concessions. Sun Built does not sell or grant franchises.

GOVERNMENT CONTRACTS

         None of Sun Built's business is subject to renegotiation of profits or termination of contracts at the election of the Government.

COMPETITION

         Competition in the residential subdivision building market is intense. Sun Built competes with a large number of firms, many of which have substantially greater financial resources. To date, the sales of manufactured homes have all been made in Arizona.

RESEARCH AND DEVELOPMENT

         During the last fiscal year, the amount Sun Built has spent on research and development was immaterial.

ENVIRONMENTAL CONTROLS

         To the best of the Company's knowledge, Sun Built is not affected by any federal, state or local regulations which have been enacted or adopted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment.

EMPLOYEES

         Sun Built has 11 employees. Of these, 1 is the director of operations, 2 are project managers, 2 are servicepeople, 4 are salespeople, and 2 are office and clerical workers.

FOREIGN OPERATIONS

         Sun Built does not have any foreign operations.

ITEM 2:  PROPERTIES

I.       Manufactured Housing

         The Company's executive and accounting offices are located at 301 East Bethany Home Road, Suites C-178 and C-275, Phoenix, Arizona. In November, 1993, the Company entered into a 30-month lease for 6,632 square feet of space at this location. Lease payments for this space are $6,936 per month.

         The Company's manufacturing offices are located at 1001 N. Central Avenue, Suite 800 Phoenix, Arizona. In November, 1992, the Company entered into a 63-month lease for 8,800 square feet of office space. The Company entered into an amendment to the lease in May 1993 and June 1993, for an additional 1,327 and 1,068 square feet, respectively. Lease payments for this space are $8,164 per month.

         The Company entered into a 5-year lease in February, 1993, consisting of approximately 188,000 square feet which are primarily production facilities with some office space, located at 1366 S. Litchfield Road, Goodyear, Arizona. In December, 1993, The Company added 5,860 square feet to the lease. The Company produces manufactured homes on this property. The cost of the lease is $18,423 per month. The Company has three 5-year options it may exercise on this property.

         The Company acquired the manufacturing facilities located at 2502 W. Durango, Phoenix, Arizona in August, 1988. On this property are buildings totaling approximately 75,000 square feet, which are primarily production facilities with some office space. The Company produces manufactured homes on this property. The loan on this property is amortized over a 13 year term. A payment of $8,070, plus interest at prime plus 1%, is due monthly, with the balance due and payable in August, 2002. Debt secured by the property totaled $1,250,913 and $1,308,396 at September 30, 1995 and 1994, respectively.

         The Company leases approximately 4.7 acres of property at 1700 S. 27th Avenue, Phoenix, Arizona. The property is used as a holding yard for finished homes until they are shipped to dealers. The original terms of the lease run from February 1, 1994 to January 31, 1999, with monthly rent at $1,721. The lease provides for two 5-year extension options, and a purchase option of $256,000 at the effective date of the lease, escalating at 4% per year.

         The Company owns manufacturing facilities located at 3502 W. Lower Buckeye Road, Phoenix, Arizona. On this property are buildings which contain approximately 60,000 square feet, primarily production facilities with some office space. The Company produces recreational and residential homes on this property. There is no mortgage on this property.

         All of the properties on which the Company's plants are located contain sufficient room to expand production, if necessary. The Company believes its plants, equipment and offices are in good condition and are adequate for the Company's foreseeable business requirements.

II.      Health Care Management

         Action's principal office is located at 301 East Bethany Home Road, Suite C-278, Phoenix, Arizona and consists of approximately 2,459 square feet of space. In July of 1993, Action entered into a 36 month lease with monthly lease payments of $2,572.

         Action operates a satellite office located at Conejo Business Center, 123 Hodencamp Road, Suite 102, Thousand Oaks, California. The office consists of roughly 1,530 square feet of space. In July ,1992, Action entered into a 5-year lease for the space commencing October 1, 1992 at a lease rate of $2,142 per month, with 3 months free rent commencing the second month of the lease.


III.     Leasing Operations

         NSC's Phoenix branch is located at 2229 W. Roosevelt, Phoenix, Arizona. In June, 1994, NSC entered into a 3-year lease, commencing September 1, 1994 for a 108,000 square foot lot with a 2,100 square foot building. Monthly lease payments are $2,500. NSC uses the property for its leasing and sales office, and to store unleased containers.

         NSC subleases space at 7440 Stiles Rd, El Paso, Texas, for its leasing and sales office. The sublease commenced August 1, 1994, terminates on June 30, 1997, and requires rent payments of $1,000 per month. NSC also leases property at 423 W. Langdon, Hutchins, Texas, used to store unleased containers. The monthly rent is $1,000 on month-to-month terms.

         In June, 1994 NSC became the assignee of a lease for premises at 1819
W. Northwest Highway, Dallas, Texas.  The property consists of approximately
8.16 acres of land with office/warehouse space. NSC uses the property for its leasing and sales office, as well as for storage of unleased containers and trailer vans. The lease terminates on December 31, 1995 and requires rent payments of $4,000 per month.

         NSC entered into a 5-year lease, commencing August 1, 1994 for approximately 2.25 acres of fenced-in land with a 2,400 square foot building and a 2,800 square foot building. The property is located at 13390 I.H. 35 South, Bexar County, Texas. One of the buildings is used as a leasing and sales office for NSC's San Antonio branch. The other building is used for repair and maintenance of containers. The land is used to store unleased containers. Monthly rent on the property totals $2,250. NSC has an option to renew the lease for an additional 5-year term.

         NSC relocated its Houston branch to 11827 Eastex Freeway, Houston, Texas. The property consists of approximately 8.81 acres of land, which will be used for storage of unleased containers. NSC purchased a modular office building to use as a leasing and sales office at this location. The lease term of the property is 36 months, commencing December 1, 1995, with monthly rent of $4,000.

         NSC's Houston branch was formerly located at 12350 Amelia, Houston, Texas. NSC leased a building and a 2.055 acre tract of land. The lease continues through June 10, 1999. Rent on the property is $1,200 per month.

         Also in Houston, NSC leases a building and a one acre tract of land in the James Hamilton Survey No. 53 in Harris County, Texas. On these premises, NSC refurbishes and stores purchased containers before they are transferred to the leasing branches. Current monthly rent is $1,900 and increases to $2,000 per month in August 1996. The lease commenced August 1, 1994 and terminates July 31, 1997.

         In November, 1995, NSC entered into a lease to rent property at 15960 East Colfax Avenue, Aurora, Colorado. NSC will be opening a leasing and sales location there in December 1995. The lease is effective December 1, 1995 and expires November 30, 2000. Monthly rent is $2,250.

IV.      Real Estate Development

         One of Sun Built's sales offices is located at 519 W. Parkwood Circle, Green Valley, Arizona, in a model home at its Canyon View subdivision. The home is 1,120 square feet. The home and land were purchased by Sun Built for $65,306.

         Another sales office is located at 12200 E. Highway 69, Dewey, Arizona, in a model home in the Villages at Lynx Creek subdivision. The home is 1,384 square feet. Sun Built does not pay rent for use of the space.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the 1995 fiscal year.


                                    PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The Registrant's stock is sold Over the Counter, NASDAQ symbol: CVCO. The following quotations reflect inter-dealer prices without related mark-up or mark-down or commission and may not necessarily represent actual transactions. All prices have been adjusted (rounded to nearest 1/8) to reflect a three-for-two stock split that went into effect in December, 1994.

Year Ended September 30, 1995

                                          Bid                    Asked
                                          ---                    -----
                                  High         Low           High         Low
                                  ----         ---           ----         ---
First Quarter                     13-5/6       10-5/6        14-1/2       11-1/2
Second Quarter                    12           9-3/4         13           10-1/4
Third Quarter                     11-3/4       8-1/2         12-3/4       9
Fourth Quarter                    10-3/8       8-3/4         11-1/4       9-3/4

Year Ended September 30, 1994

                                         Bid                    Asked
                                         ---                    -----
                                  High         Low           High         Low
                                  ----         ---           ----         ---
First Quarter                     10-1/8        7-7/8        10-7/8       8-3/8
Second Quarter                    13-7/8       10            14-7/8       10-5/8
Third Quarter                     12-3/8       10-1/8        13-1/8       11
Fourth Quarter                    11-5/8       11            12-3/8       11-1/2


(The source of the above quotation is NASDAQ.)

(b) The following table sets forth the approximate number of holders of record of each class of equity securities of the Company as of September 30, 1995:

         Title of Class                    Number of Record Holders
         --------------                    ------------------------
         Five Cent ($.05) Par
         Value Common Stock                           267

         The method of computation chosen is based on the number of record holders.

(c) During the past two years, the Company has paid no dividends and has no expectations of paying dividends during the 1996 fiscal year. In conjunction with a mortgage note, future dividends must be approved by the lending institution.

ITEM 6:  SELECTED FINANCIAL DATA

                      Five Year Summary of Financial Data
                           Years Ended September 30,

                                    1995            1994          1993           1992            1991
                                    ----            ----          ----           ----            ----
Results for the year:
  Net sales                     $113,708,362     92,061,563     56,915,815     42,413,487      37,156,087
  Net income from
    continuing operations       $  4,533,532      3,928,852      1,515,276      1,231,236         823,837
  Income per share from
    continuing operations       $       1.34           1.16            .45            .36             .24

Year end position:
   Total assets                 $ 51,811,939     41,878,513     30,703,330     25,875,595      20,889,140
   Long term obligations        $ 13,970,960      6,013,047      7,853,985      7,209,131       7,636,365
   Net stockholders' equity     $ 22,383,195     18,145,544     11,467,392      9,325,115       7,640,756


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company ended 1995 with working capital of $8,249,230 comparable to the $8,371,218 at the end of 1994. During the year the Company borrowed $8 million from lines of credit to fund working capital needs and additions to assets under lease and property, plant and equipment.

         Cash outflows in 1995 included capital expenditures of $13.6 million. The Company increased its NSC lease fleet by $11.3 million and spent $2.3 million on property, plant and equipment additions, of which $700,000 went to plant expansion and equipment upgrades at one of the manufacturing facilities. Approximately $350,000 and $600,000 was spent on land and delivery equipment for NSC, respectively. The Company also invested another $1.2 million into its partnerships which are developing manufactured housing subdivisions.

         In June 1995, NSC arranged a $15 million line of credit to support its lease fleet expansion. The lending institution advanced $8,000,000 and the Company used $6.5 million of these funds to repay its lines of credit.

         The Company has a $3 million bank line of credit that may be used from time to time to fund working capital needs. Long term cash requirements, other than normal operating expenses, are anticipated for plant expansions and computer system upgrades. NSC has $7,000,000 of additional funding available from a financial institution for expansion of its lease fleet. The Company believes that its existing cash, available lines of credit, and cash generated from operations will be sufficient to meet capital expenditure and debt service requirements.

         During the past three years, inflation has not had a significant impact on the Company's operations. The Company has demonstrated its ability to reduce the manufacturing costs of its products through engineering changes and effective price negotiations, and has been able to adjust the selling price of its products in reaction to changing costs.

RESULTS OF OPERATIONS

1995 Compared to 1994

         Sales for 1995 were $113,708,362, an increse of $21,646,799 (23.5%)
over 1994. The new leasing subsidiary provided 23 percent of the increase, $5 million in revenues. The manufacturing operations accounted for the remaining increase. Plant expansions and upgrades to machinery allowed production levels to increase at all facilities. The manufacturing facility added in May 1993 had the most significant favorable impact.

         Gross profit margins increased to 18.9 percent compared to 18.4 percent in 1994. Margins in the manufacturing operations decreased from 18.2 percent in 1994 to 17.4 percent in 1995. The Company offered a series of low cost , low margin special floor plans in the spring. The decrease in manufacturing margins was more than offset by the leasing operations achievement of a 51.4 percent gross profit margin.

         Selling, general and administrative expenses increased overall by $2,996,824 (a 29% increase). Most of the increase was due to expansion of the leasing operations in 1995. The $533,149 increase in interest expense reflects increased finance costs incurred from the Company's use of its lines of credit.

         In 1995, net income was $4,237,651 or $1.25 per share, compared to $6,605,678 or $1.95 per share in 1994. The decrease in net income was a direct result of the sale of discontinued operations in 1994. Income from continuing operations in 1995 was $4,533,532 or $1.34 per share, an increase of $604,680 or $.18 per share. Income from discontinued operations and from the gain on the sale of CVC in 1994 was $404,507 and $2,272,319, respectively, compared to a loss from discontinued operations in 1995 of $295,881.

1994 Compared to 1993

         The Company's 1994 net sales increased $35,145,748 (61.8%) over 1993. Approximately $30 million of the increase was directly attributable to the Company's new manufacturing facility, which began production in May, 1993. During 1994, this manufacturing facility expanded its production through installation of a second assembly line. The overall increase in manufactured housing sales was reflective of the continued growth experienced in the industry over the past three years. The Company had been able to increase its market share of manufactured homes in Arizona to over 35 percent. With the new manufacturing facility and aggressive marketing and dealer support, the Company should continue this trend.

         Gross profit margin is comparable between years (18.4% in 1994, 18.9% in 1993), allowing the increase in sales to be a direct improvement to the bottom line. Selling, general and administrative expenses increased $2,393,350 from 1993 to 1994. This increase resulted from the sales growth, which warranted increased staffing and sales and marketing programs. Increased expenses were recognized in all operations. The 30% increase in operating expenses, in comparison to a 62% increase in sales, exemplified the Company's continuing efforts to control costs and improve profitability

         Interest expense increased $164,067 in 1994 over 1993. The covertible note and the Company's use of its line of credit led to increased finance costs. The finance costs were partially offset by interest income earned on invested proceeds from the sale of CVC.

         In 1994, net income was $6,605,678 or $1.95 per share, an increse of $4,455,972 or $1.31 per share over 1993. The reason for the large increase was primarily due to the sale of discontinued operations. In 1994, income from continuing operations was $3,928,852 or $1.16 per share, compared to $1,515,276 or $.45 per share in 1993. Income from discontinued operations was $404,507 in 1994, compared to $634,430 in 1993. The gain on the sale of CVC Leasing was $2,272,319 in 1994.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                  Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Public Accountants                                    16

Consolidated Financial Statements:

         Consolidated Balance Sheets - September 30, 1995 and 1994          17

         Consolidated Statements of Earnings -
                 Years Ended September 30, 1995, 1994 and 1993              19

         Consolidated Statements of Cash Flows -
                 Years Ended September 30, 1995, 1994 and 1993              20

Notes to Consolidated Financial Statements                                  21

Note: Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cavco Industries:

We have audited the accompanying consolidated balance sheets of CAVCO INDUSTRIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavco Industries, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


                                        Arthur Andersen LLP


Phoenix, Arizona,
November 22, 1995

                         CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                September 30, 1995 and 1994

                                         Assets

                                                                       1995                   1994
                                                                   ------------            ----------
 Current Assets
      Cash and cash equivalents                                     $ 8,140,730             9,006,600

      Receivables
           Trade accounts, net of $280,000 and $125,000               3,164,862             4,605,736
                reserve for uncollectible accounts in
                1995 and 1994, respectively
           Notes                                                        511,302               433,804
           Other                                                        509,369             1,153,036
                                                                    -----------            ----------
               Total  receivables                                     4,185,533             6,192,576
                                                                    -----------            ----------
      Inventories
           Held for sale or lease                                        80,438             2,287,635
           Manufacturing:
                Work in process                                         807,949               823,582
                 Raw materials                                        2,971,581             2,314,623
           Real estate held for sale                                  6,133,089             4,524,240
                                                                    -----------            ----------
                Total inventories                                     9,993,057             9,950,080
                                                                     ----------            ----------
      Prepaid expenses                                                  834,713               461,515
      Deferred tax charge                                               552,981               480,369
                                                                    -----------            ----------
                Total current assets                                 23,707,014            26,091,140
                                                                    -----------            ----------
 Notes receivable, net of current portion                             1,162,415             1,425,243

 Property, plant and equipment, at cost                              14,285,539            12,164,077
      Less accumulated depreciation                                   4,666,351             3,634,192
                                                                    -----------            ----------
           Net property, plant and equipment                          9,619,188             8,529,885
                                                                    -----------            ----------

 Assets under lease                                                  14,285,700             3,728,294
      Less accumulated depreciation                                     596,007               133,617
                                                                    -----------            ----------
           Net assets under lease                                    13,689,693             3,594,677
                                                                    -----------            ----------
 Marketable securities                                                   84,426                61,599
 Investment in partnerships                                           2,534,703             1,546,724
 Other assets                                                         1,014,500               629,245
                                                                    -----------            ----------
                                                                    $51,811,939            41,878,513
                                                                    ===========            ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          September 30, 1995 and 1994

                      Liabilities and Stockholders' Equity


                                                                       1995                   1994
                                                                    -----------            ----------
 Current liabilities
      Notes payable                                                 $ 1,022,864             1,654,490
      Current installments of long term debt                          2,444,248             1,875,189
      Accounts payable                                                5,009,125             5,092,187
      Accrued expenses                                                6,939,129             6,472,376
      Income taxes                                                       42,418             2,625,680
                                                                    -----------            ----------
           Total current liabilities                                 15,457,784            17,719,922
                                                                    -----------            ----------
 Long term debt, excluding current installments                      12,692,661             5,413,980

 Other liabilities                                                            -                97,309

 Deferred income taxes                                                1,278,299               501,758

 Stockholders' equity:
      Common stock, $.05 par value; 8,000,000 shares
           authorized; 3,382,977 shares issued and
           outstanding in 1995 and 1994                                 169,149               169,149
      Capital in excess of par value                                    312,054               312,054
      Retained earnings                                              21,901,992            17,664,341
                                                                    -----------            ----------
           Net stockholders' equity                                  22,383,195            18,145,544
                                                                    -----------            ----------
                                                                    $51,811,939            41,878,513
                                                                    ===========            ==========





The accompanying notes are an integral part of these consolidated financial statements.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                 Years Ended September 30, 1995, 1994 and 1993


                                                                    1995                    1994                  1993
                                                                -------------            ----------            ----------
 Net sales                                                      $ 113,708,362            92,061,563            56,915,815

 Cost of sales                                                     92,213,840            75,103,512            46,183,666
                                                                -------------            ----------            ----------
      Gross profit                                                 21,494,522            16,958,051            10,732,149

 Selling, general and administrative expenses                      13,316,823            10,319,999             7,926,649
                                                                -------------            ----------            ----------
      Operating income                                              8,177,699             6,638,052             2,805,500
                                                                -------------            ----------            ----------
 Other income (expense):
      Interest income                                                 287,385               175,957                40,707
      Interest expense                                             (1,047,650)             (514,501)             (350,434)
      Miscellaneous                                                   158,098               156,444               130,403
                                                                -------------            ----------            ----------
                                                                     (602,167)             (182,100)             (179,324)
                                                                -------------            ----------            ----------
 Income from continuing operations before income taxes              7,575,532             6,455,952             2,626,176

       Income taxes                                                 3,042,000             2,527,100             1,110,900
                                                                -------------            ----------            ----------
 Income from continuing operations                                  4,533,532             3,928,852             1,515,276

 Discontinued operations:
      Income (loss) from operations of CVC Leasing
      division (less  applicable taxes of ($194,000),
      $260,800 and $465,800 for 1995, 1994 and 1993,
      respectively)                                                  (295,881)              404,507               634,430

      Gain on sale of CVC Leasing division (less
       applicable taxes of $1,465,000)                               -                    2,272,319              -
                                                                -------------            ----------            ----------
 Net income                                                     $   4,237,651             6,605,678             2,149,706
                                                                =============            ==========            ==========

 Income per share from continuing operations                    $        1.34                  1.16                   .45

 Income (loss) per share from operations of discontinued
       division                                                          (.09)                  .12                   .19

 Income per share from  gain on sale of division                     -                          .67              -
                                                                -------------            ----------            ----------
 Net income per share                                           $        1.25                  1.95                   .64
                                                                =============            ==========            ==========




The accompanying notes are an integral part of these consolidated financial statements.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years Ended September 30, 1995, 1994 and 1993



                                                                            1995                  1994                   1993
                                                                        ------------           -----------            ----------
 Cash flows from operating activities:
      Net income                                                        $  4,237,651             6,605,678             2,149,706
      Adjustments to reconcile net income to
       net cash provided by operating activities:
            Gain on sale of CVC Leasing division                             -                  (3,737,319)              -
            Depreciation and amortization expense                          1,727,696             1,375,533             1,030,450
            Provision for deferred income taxes                              703,929              (455,900)              202,800
            Gain on sales of assets under lease                             (389,409)             (118,512)             (254,596)

      Change in assets and liabilites:
            (Increase) decrease in receivables                             1,440,874              (581,448)              397,563
            (Increase) decrease in manufacturing and
                 leasing inventories                                        (641,325)           (3,739,014)           (1,008,311)
            (Increase) decrease in real estate held for sale              (1,067,249)           (2.833.311)              140,076
            (Increase) decrease in prepaid expenses                         (373,198)              117,989              (359,662)
            (Increase) decrease in other assets                             (241,244)             (481,330)               92,138
            Increase (decrease) in accounts payable                          (83,062)            1,305,794             2,114,013
            Increase (decrease) in accrued expenses                          466,753             2,252,398             1,218,195
            Increase (decrease) in income taxes                           (2,583,262)            2,313,896               181,228
            Increase (decrease) in lease deposits
                and other liabilities                                        (97,309)              190,682                  (583)
                                                                        ------------           -----------            ----------
                      Net cash provided by operating activities            3,100,845             2,215,136             5,903,017
                                                                        ------------           -----------            ----------
 Cash flows from investing activities:
       Purchases of property, plant and equipment                         (2,292,217)           (1,962,510)           (2,570,729)
       Proceeds from sales of property, plant and
             equipment                                                       111,254              -                     -
       Additions to assets under lease                                   (11,292,377)           (8,182,092)           (2,173,901)
        Proceeds from sales of assets under lease                          2,713,985               773,288                13,599
       Increase in notes receivable                                         -                      (78,500)              (77,000)
       Proceeds from collections on notes receivable                       1,352,273               420,328               393,320
       Additions to investment in partnerships                            (1,212,979)           (1,298,172)             (248,552)
       Net proceeds from sale of CVC Leasing division                       -                   10,464,504              -
                                                                        ------------           -----------            ----------
              Net cash provided by (used for)
                 investing activities                                    (10,620,061)              136,846            (4,663,263)
                                                                        ------------           -----------            ----------
 Cash flows from financing activities:
        Borrowing  under lines  of credit                                  7,989,543             7.442,376             2,369,315
        Repayment of lines of credit                                      (8,621,169)           (6,990,149)           (4,889,559)
        Proceeds from long-term debt                                       8,603,857             5,598,713             2,973,715
        Repayment of long-term debt                                       (1,318,885)             (775,126)           (1,654,622)
                                                                        ------------           -----------            ----------
             Net cash provided by (used for) financing
                   activities                                              6,653,346             5,275,814            (1,201,151)
                                                                        ------------           -----------            ----------
        Increase (decrease) in cash and cash equivalents                    (865,870)            7,627,796                38,603

         Cash and cash equivalents at beginning of year                    9,006,600             1,378,804             1,340,201
                                                                        ------------           -----------            ----------

         Cash and cash equivalents at end of year                       $  8,140,730             9,006,600             1,378,804
                                                                        ============           ===========            ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1995, 1994, and 1993


(1)      Summary of Significant Accounting Policies

         (a)     Principles of Consolidation
                 The consolidated financial statements of Cavco Industries, Inc. (the Company) for 1995, 1994 and 1993 include the accounts of Cavco Industries, Inc. and its subsidiaries, Action Healthcare Management Services, Inc. (Action), Sun Built Homes, Inc. (Sun Built) and National Security Containers, Inc. (NSC). The Company owns 93% of Action and 100% of Sun Built and NSC. In accordance with ARB 51, all losses applicable to the minority interest of Action have been charged to the parent. All material intercompany transactions have been eliminated in the consolidation.

         (b)     Inventories
                 Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by using standard cost (which approximates actual cost on a first-in, first-out basis) for finished goods and work-in process and actual cost on a first-in, first-out basis for raw materials.

         (c)     Product Warranty
                 The Company's products carry a one-year warranty on structural components to the original retail customer. The Company also warrants certain nonstructural components for 90 days. The warranty covers defective materials and workmanship. The Company's experience allows it to reasonably estimate the amount of warranty expense expected to be incurred for products sold. Warranty expense for the years ended September 30, 1995, 1994 and 1993 was $1,946,297, $1,664,204, and
                 $1,021,471,  respectively.

         (d)     Real Estate Held for Sale
                 Real estate held for sale consists primarily of land purchased by Sun Built and homes manufactured by the Company for sale in residential subdivisions. Sun Built capitalizes certain interest costs incurred with developing the land, and such interest will be included in cost of sales as property is sold to the buyer. The amount of interest capitalized during the years ended September 30, 1995 and 1994 was $127,732 and $33,992, respectively.

                 In most cases, the customer obtains financing from an outside source and pays cash for the purchase. In accordance with rules established by Statement of Financial Accounting Standards No. 66 (Accounting for Sales of Real Estate), revenues are recognized upon close of sale, when the property has transferred to the buyer.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      Summary of Significant Accounting Policies (continued)
         (e)     Investment in Partnerships
                 In November, 1992, the Company formed a limited liability corporation (LLC) with another company for the purpose of developing a manufactured housing subdivision. The Company is a 50% partner in the LLC and accounts for its investment on the equity method. The Company's investment in the LLC was $2,275,313 and $1,321,724 at September 30, 1995 and 1994,
                 respectively.

                 Sun Built is a 50% partner in a LLC formed in August, 1994, to develop a manufactured housing subdivision. Sun Built accounts for its investment on the equity method. Its investment was $259,390 and $225,000 at September 30, 1995 and 1994, respectively.

         (f)     Revenue Recognition
                 The Company recognizes product revenue upon shipment of product. Revenue from services is recognized when services are performed. Lease income is recognized over the terms of the leases.

         (g)     Statement of Cash Flows
                 For purpose of these statements, cash and cash equivalents include cash on hand and cash in short-term investments with original maturities of less than three months (primarily money market funds).

                 Information that does not result in cash receipts or cash payments in the period, but which affects the financing and investing activities of the Company is included in supplemental disclosures as follows.

                 Supplemental Disclosures of Non-cash Investing and Financing
                 Activities:

                 In 1995, the Company sold $523,276 of lease assets for notes receivable. The Company purchased $541,600 of real estate held for sale, financed by long term debt. Inventory held for sale or lease of $2,207,197 was transferred into assets under lease.

                 In 1994, the Company sold $1,015,133 of lease assets for notes receivable. The Company purchased $470,118 of lease assets financed by notes payable. The Company purchased $818,784 of real estate held for sale, assuming $414,384 in notes payable and financing $404,400 by long term debt. Also in 1994, the Company sold its CVC Leasing division. See Note 14 for detail of non-cash items.

                 In 1993, the Company sold $1,021,176 of lease assets for notes receivable. The Company sold $90,750 of real estate held for sale by issuing notes receivable. The Company purchased automotive equipment for $114,819, financed by long term debt.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies (continued)
         (g)     Statement of Cash Flows
                 Supplemental Disclosures of Cash Flow information:

                                                             1995               1994               1993
                                                             ----               ----               ----
                 Cash paid during the year for:
                          Interest                       $ 1,020,766          1,109,739          1,010,087
                                                           =========          =========          =========
                          Income Taxes                   $ 2,540              2,394,904          1,192,621
                                                           =========          =========          =========

         (h)     Accounting Statements
                 The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards ("SFAS"), No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which the Company will be required to implement effective for the fiscal year ending September 30, 1997. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell. Management of the Company believes that, if SFAS No. 121 were implemented currently, no impairment loss would be recognized.

(2)      Notes Receivable
         Notes receivable include amounts due under finance leases ($1,633,607 and $1,758,774 at September 30, 1995 and 1994, respectively) and amounts due from sales of real estate held for sale ($16,610 and $51,773 at September 30, 1995 and 1994, respectively). The finance leases are secured by the related assets under lease, and the notes on real estate sales are secured by deeds of trust. Also included in notes receivable is the balance on a line of credit extended to a dealer ($23,500 and $48,500 at September 30, 1995 and 1994, respectively).

         The aggregate maturities of the notes receivable for the five years subsequent to September 30, 1995 are as follows:

                 1995              $   511,302
                 1996                  442,701
                 1997                  316,324
                 1998                  144,931
                 1999                  110,679
                 Thereafter            147,780
                                    ----------
                                    $1,673,717
                                    ==========

 (3)     Marketable Investment Securities
         At September 30, 1995 and 1994, the noncurrent portfolios of marketable investment securities are carried at the lower of aggregate
         cost or market.   Change in market value is recognized as investment
         income (or loss) and is included in miscellaneous income in the consolidated statement of earnings. Income recognized in 1995 and 1994 was $23,807 and $49,647, respectively.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Property, Plant and Equipment
         Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the terms of the respective leases, whichever is shorter. Repair and maintenance costs are expensed as incurred. A summary of property, plant and equipment, at cost, follows:


                                                    Average                     September
                                                  Depreciable         ----------------------------
                                                  Lives (Years)           1995              1994
                                                 --------------           ----              ----
         Land                                         -               $ 2,455,801        2,088,994
         Buildings                                  15-30               2,115,744        2,082,239
         Plant equipment                             5-10               3,035,233        3,098,417
         Office equipment                            3-10               1,909,801        1,820,034
         Automotive equipment                        3                  1,868,784          903,864
         Building and leasehold improvements         3-20               2,892,126        2,161,751
         Construction in progress                     -                     8,050            8,778
                                                                      -----------       ----------
                                                                      $14,285,539       12,164,077
                                                                      ===========       ==========

(5)      Notes Payable
         The Company has a $4,000,000 revolving line of credit with a bank, with an interest rate of prime plus 1/2%, expiring on January 31, 1996. This line of credit is secured by the Company's inventories and accounts receivable. During the year, the Company obtained additional lines of credit from the bank to temporarily fund working capital needs.

         Sun Built has a $1,000,000 line of credit with a financial institution, with an interest rate of prime plus 1%, expiring in January 1996. This line of credit is secured by certain real estate held for sale. Sun Built has obtained a temporary increase in its credit limit to $1,375,000.

         During the year NSC utilized a temporary line of credit to fund additions to assets under lease. The maximum borrowed during the year was $2,750,000 at an average interest rate of 9.40%. The line was paid off in June 1995. There was no outstanding balance at September 30, 1995.

         Also included in notes payable in 1994 was $470,118, due for purchases of storage containers for NSC's lease fleet. The notes were paid off during 1995.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Notes Payable (continued)
         Pertinent information with respect to the bank lines of credit is as follows:

         Company line of credit:                                   September 30,
                                                     -----------------------------------------
                                                       1995            1994            1993
                                                       ----            ----            ----
                 Outstanding balance at year
                      end                                -               -                -
                 Interest rate at year end               9.25%           8.25%            6.5%
                 Maximum credit available            4,000,000       3,500,000       2,500,000
                 Maximum borrowing during
                      the year                       3,750,000       3,500,000       2,500,000
                 Average outstanding
                      borrowings (a)                 1,220,000       1,539,726       1,389,000
                 Average yearly interest rate (a)         9.5%            7.3%            6.7%

         (a) The average outstanding borrowings during the periods were calculated by dividing the weighted average daily balance by
                 365. The average yearly interest rate during the period was calculated by dividing the interest expense by the average outstanding borrowings.


         Sun Built line of credit:                                 September 30,
                                                     ---------------------------------------
                                                       1995            1994          1993
                                                       ----            ----          ----
                 Outstanding balance at year
                      end                            1,022,864       1,184,372       317,761
                 Interest rate at year end               9.75%            9.5%         7.75%
                 Maximum credit available            1,375,000       1,184,372     1,000,000
                 Maximum borrowing during
                      the year                       1,360,570       1,184,372       412,219
                 Average outstanding
                      borrowings (b)                 1,178,397         597,614       339,283
                 Average interest rate for year (b)     10.32%           8.15%          7.4%

         (b) Average outstanding borrowings during the periods were calculated by dividing the month-end balances (including beginning of year) by 13. Average yearly interest rates were calculated by dividing the interest expense by the average outstanding borrowings.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      Long-Term Debt
         A summary of long-term debt is as follows:

                                                                               September 30,
                                                                    ------------------------------------
                                                                     1995                           1994
                                                                     ----                           ----
                 Convertible note trust, interest payable
                 quarterly at 8%, unsecured, balance due
                 and payable in April, 1999.  (See (a) below)     $4,100,000                     4,100,000

                 Notes payable to a financial institution,
                 due in monthly installments of $133,333 plus
                 interest at 9.06%, secured by assets under
                 lease and accounts receivable.  The note is
                 amortized over a 5-year period and is due and
                 payable in July, 2000.  (See (b) below).           7,599,981                         -

                 Mortgage note payable, due in monthly
                 installments of $8,070 plus interest at
                 prime plus 1%, (9.75% at September 30,
                 1995) secured by deed of trust on real estate.
                 The mortgage is amortized over a 13-year
                 term, with the balance due and payable in
                 August, 2002.  (See (b) below).                    1,250,913                    1,308,396

                 Notes payable to a title company, due in
                 monthly installments of $6,818 including
                 interest at 10%, secured by real estate
                 held for sale, balances due and payable
                 ranging from February 1997 to June 1998.             589,268                      313,125

                 Note payable to bank, due in monthly
                 installments of $19,259 including interest
                 at 9.755%, secured by certain plant equipment,
                 due and payable in September, 1998.                  584,598                         -

                 Note payable to bank, due in monthly
                 installments of $27,778 plus interest at
                 prime plus 1/2%, (9.25% at September 30,
                 1995) secured by certain plant equipment,
                 due and payable in September, 1996.                  361,088                      694,433

                 Note payable due in monthly installments
                 of $2,601 including interest at a rate of
                 9%, secured by a deed of trust.  The note
                 is amortized over a 30-year term and is
                 due and payable in July, 2011.                       293,009                      297,599

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      Long-Term Debt (continued)

                                                                                 September 30,
                                                                  -------------------------------------------
                                                                     1995                         1994
                                                                     ----                         ----
                 Note payable due in monthly installments
                 of $3,416 including interest at a rate of
                 13% secured by a deed of trust.  The note
                 is amortized over a 15-year term and is
                 due and payable in November, 2000.                   153,663                      173,272

                 Note payable to bank, due in monthly
                 installments of $9,587 including interest
                 at 7.55%, secured by certain office equipment,
                 due and payable in September, 1996.                  116,184                      215,357

                 Notes payable to finance companies, due
                 in monthly installments totaling $9,019, in-
                 cluding interest at various rates ranging be-
                 tween 6.6% and 11.5%, balances due and
                 payable ranging from November, 1995 to
                 October, 1998, secured by automotive and
                 office equipment.                                     88,205                      186,987
                                                                  -----------                   ----------
                                                                   15,136,909                    7,289,169
                 Less current portion                               2,444,248                    1,875,189
                                                                  -----------                   ----------
                      Long term debt, net of current portion      $12,692,661                   $5,413,980
                                                                  ===========                   ==========


         (a) At any time during the term of the note, all or any portion of the principal balance is convertible, at the Company's option, into shares of the Company's common stock at $16 per share (post stock split), if the stock price exceeds $20 per share (post stock split) for a period of at least 20 trading days. The Company also has an option to prepay up to one half of the outstanding principal balance of the loan after October, 1995. Payment after October, 1995 can be made in stock, at $16 per share (post stock split), if the stock price exceeds $16 per share (post stock split) for a period of at least 20 trading days.

         (b) Certain of the Company's loan agreements require compliance with financial covenants, the most significant of which specify a minimum current ratio, minimum owner's equity, working capital, debt coverage ratio, debt service coverage ratio, and minimum tangible net worth. The agreements also state that any dividends to stockholders must be approved by the lending institution. At September 30, 1995, the Company was not in compliance with the covenant related to debt service coverage ratio for one of the subsidiaries. The Company obtained a waiver from the bank.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      Long-Term Debt (continued)
         The aggregate maturities of long-term debt for the five years subsequent to September 30, 1995 are as follows:

                          1996             $ 2,444,248
                          1997               2,122,336
                          1998               2,355,904
                          1999               5,836,817
                          2000               1,341,456
                          Thereafter         1,036,148
                                           -----------
                                           $15,136,909
                                           ===========

(7)      Income Taxes
         Prior to January 1, 1989, Cavco Industries, Inc. owned less than 80 percent of the stock of Action and therefore filed separate tax returns for Action. Accordingly, the tax benefit of the net operating loss was not utilized on a consolidated basis. The net operating loss expiring in 2002 is available to offset future taxable income in Action. In 1994, $54,362 of that net operating loss carryforward was used to offset Action's taxable income. For income tax purposes at September 30, 1995, Action has a net operating loss carryforward of approximately $521,000 remaining. For 1995 and 1993, the consolidated taxable income reflected a loss of $198,629 and $677,468, respectively, related to Action.

         Components of income tax expense are as follows:

                                            Current                  Deferred                   Total
                                            -------                  --------                   -----
                 1995:    Federal          $1,683,500                552,800                  2,236,300
                          State               460,500                151,200                    611,700
                                           ----------                -------                  ---------
                                           $2,144,000                704,000                  2,848,000
                                            =========                =======                  =========


                 1994:    Federal          $3,696,400               (357,900)                 3,338,500
                          State             1,012,400                (98,000)                   914,400
                                           ----------                --------                 ---------
                                           $4,708,800               (455,900)                 4,252,900
                                           ==========                ========                 =========

                 1993:    Federal          $1,024,100                174,500                  1,198,600
                          State               349,800                 28,300                    378,100
                                           ----------                -------                  ---------
                                           $1,373,900                202,800                  1,576,700
                                           ==========                =======                  =========

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)      Income Taxes (continued)
         Income tax expense amounted to $2,848,000 for the year ended September 30, 1995 (an effective rate of 40.1%), $4,252,900 for the year ended September 30, 1994 (an effective rate of 39.2%), and $1,576,700 for the year ended September 30, 1993 (an effective rate of 42.3%). The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rates to earnings before income tax) as follows:

                                                   1995              1994              1993
                                                   ----              ----              ----
                 Federal corporate tax rate        34.0%             34.0              34.0
                 State income taxes, net of
                   federal income tax benefit       6.1               6.1               6.1
                 Other                              -                (0.9)              2.2
                                                   ----              ----              ----
                 Effective tax rate                40.1%             39.2              42.3
                                                   ====              ====              ====

         Deferred tax assets and liabilities represent the estimated future tax effects attributable to timing differences in the recognition of revenue and expense items for financial statement and tax return purposes. The source of these differences and the tax effect of each are set forth as follows:

                                                                                September 30,
                                                                 ------------------------------------------
                                                                    1995                           1994
                                                                    ----                           ----
         Current:
                 Accrued warranty expense                      $   355,104                        290,695
                 Reserve for uncollectible accounts                110,924                         49,125
                 Deferred rent                                      48,011                         87,229
                 Accrued vacation and holiday                       40,471                         31,950
                 Accrued bonuses                                    15,067                         15,771
                 Accrued state tax deduction                       (16,596)                         5,599
                                                               -----------                      ---------
                      Deferred tax charge                      $   552,981                        480,369
                                                               ===========                      =========

         Long-term:
                 Excess of tax over book
                      depreciation                              (1,310,517)                      (576,368)
                 Loss in partnership                               (43,827)                       (12,552)
                 Advance rents received                            (16,709)                         2,563
                 Excess of tax over book amortization
                      of intangibles                                30,862                         14,229
                 Excess of book gain over tax gain
                      on sale of assets                             61,892                         61,399
                 Loss on marketable securities                        -                             8,971
                                                               -----------                      ---------
                      Deferred tax liability                   $(1,278,299)                     $(501,758)
                                                               ===========                      =========

(8)      Employee Benefit Plans
         The Company's profit sharing plan is a defined contribution plan which covers all employees completing two years of service. After two years of service have been completed, employees begin participation on the first day of the sixth month or the first day of the plan year, whichever is earlier. Participants are 100% vested after two years in the Plan. The Plan was designed to comply with the requirements of ERISA. Contributions to the Plan are determined annually by

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Employee Benefit Plans (continued)
         the Board of Directors. The Company contributed $100,000 to the Plan for the year ended September 30, 1995, $200,000 for 1994 and $150,000 for 1993.

         The Company adopted a 401(k) plan in January, 1995. All employees are eligible to participate after completing four months of service, and may begin participation on the following January 1 or July 1, whichever is earlier. Participants may defer up to 15% of annual compensation (subject to limits set by the Internal Revenue Service) to contribute to the 401(k) plan. The Company matches 25% of the employee's contribution, up to 6% of his or her compensation. The Company contributed $68,924 to the 401(k) plan for the year ended September 30, 1995.

(9)      Stockholders' Equity
         The number of shares used in computing earnings per common share was 3,382,977 for 1995, 1994 and 1993. The number of shares reflects a three-for-two stock split effective December, 1994. Fully diluted earnings per share are the same as primary earnings per share.

         Changes in stockholders' equity accounts between years are summarized below:

                                                                    Unrealized loss on non-current
                                           Retained earnings        marketable investment securities
                                           -----------------        --------------------------------
         Balance September 30, 1992          $ 8,908,957                     (65,045)
            Net income                         2,149,706                         -
            Net unrealized loss                    -                          (7,429)
                                             -----------                      -------
         Balance September 30, 1993           11,058,663                     (72,474)
            Net income                         6,605,678                         -
            Net recognized loss                    -                          72,474
                                             -----------                      ------
         Balance September 30, 1994           17,664,341                         -
           Net income                          4,237,651                         -
                                             -----------                      ------
         Balance September 30, 1995          $21,901,992                         -
                                             ===========                      ======


(10)     Financing Arrangements and Commitments
         The Company is contingently liable under terms of repurchase agreements covering dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default on payments by the dealer. The risk of loss is spread over numerous dealers and financing institutions and is further reduced by the resale value of repurchased units. The Company has not incurred any significant losses from these arrangements since inception.

         During 1995 and 1994, the Company entered into financing arrangements whereby certain dealers would be assisted in obtaining financing for purchases of Cavco manufactured homes. The Company has guaranteed the flooring lines extended to the dealers by the financing institutions. The Company's maximum liability to financial institutions was $6,500,000 in 1995 and $2,475,000 in 1994.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)     Financing Arrangements and Commitments (continued)
         The Company is the guarantor on a loan agreement which allowed the LLC (see Note 1) to borrow $3,750,000 from investors. The loan is paid out over five years, based on scheduled sales of lots. The amount guaranteed by the Company has been offset by proceeds received on the lot sales, leaving a balance of $3,177,285 at September 30, 1995.

(11)     Leases
         The Company occupies certain land and office buildings and uses certain equipment under lease arrangements classified as operating leases. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

         At September 30, 1995, future minimum lease payments due under noncancellable operating leases, excluding executory costs, are as follows:

                    Year Ending
                    September 30                       Amount
                    ------------                       ------
                      1996                          $  864,500
                      1997                             686,087
                      1998                             276,243
                      1999                              94,094
                      2000                              26,606
                                                    ----------
                          Total                     $1,947,530
                                                    ==========

         Total rental expense for 1995, 1994 and 1993 was $1,051,884, $902,332 and $551,025  respectively.

(12)     Industry Segment Information
         The Company operates principally in four industries: Manufactured Housing, Leasing, Health Care Management and Real Estate Development. Operations are conducted in Arizona and, to a much lesser extent, in Nevada, Colorado, Idaho, California, Utah, Washington, New Mexico, Georgia, Pennsylvania, Oregon, Texas and Canada. Operating profit consists of total revenue less cost of sales and operating expenses. None of the following have been included in the computation of gross operating profit: general corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets primarily consist of cash, temporary investments, deferred tax benefits and other current assets. Information with respect to industry segments as of September 30, 1995, 1994 and 1993 is set forth on the following page.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)     Industry Segment Information (continued)

                                                                             Real Estate
                            Manufactured       Leasing       Health Care     Development        General
                               Housing       Operations      Management       Operations       Corporate         Total
                               -------       ----------      ----------       ----------       ---------         -----
          1995
          ----

Sales to unaffiliated
    customers                $ 103,560,443      5,037,282       1,026,230        4,084,407         -            113,708,362
Operating profit (loss)          9,439,956        421,795        (136,610)          15,213      (1,562,655)       8,177,699
Identifiable assets             11,914,234     19,416,794         590,635        7,026,052      12,864,224       51,811,939
Depreciation and
   amortization                    674,658        786,370          50,266           35,678         180,724        1,727,696
Capital expenditures             1,089,116     12,438,891          28,080           28,507         -             13,584,594

          1994
          ----

Sales to unaffiliated
    customers               $   85,969,747        -             1,465,525        4,626,291         -             92,061,563
Operating profit (loss)          7,692,540        -               114,146          177,379      (1,346,013)       6,638,052
Identifiable assets             10,501,021     13,175,553         677,843        5,448,625      12,075,471       41,878,513
Depreciation and
   amortization                    521,786        661,824          45,563           29,049         117,311        1,375,533
Capital expenditures             1,181,074      8,665,060          26,998          137,846         133,624       10,144,602

          1993
          ----

Sales to unaffiliated
    customers               $   53,356,661        -               589,443        2,969,711         -             56,915,815
Operating profit (loss)          4,193,014        -              (553,999)         281,043      (1,114,558)       2,805,500
Identifiable assets              9,708,746     15,663,167         448,918        1,313,708       3,568,791       30,703,330
Depreciation and
   amortization                    347,702        571,832          43,367           15,818          51,731        1,030,450
Capital expenditures             1,940,910      2,398,130         114,490            1,584         404,335        4,859,449


         Sales to one manufactured housing customer amounted to $18,129,289, or 15.5% of sales for the year ended September 30, 1995. Sales to two manufactured housing customers amounted to $17,388,700 and $10,999,677 (18.9% and 11.9% of sales, respectively) for the year ended September 30, 1994. Sales to two manufactured housing customers amounted to $8,955,898 and $8,211,982 (15.7% and 14.4% of sales, respectively) for the year ended September 30, 1993.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)     Accrued Expenses
         A summary of accrued expenses follows:

                                                                       September 30,
                                                   ---------------------------------------------------
                                                            1994                          1994
                                                            ----                          ----
             Wages                                        $  964,821                     979,735
             Sales promotion programs                      2,427,033                   1,960,261
             Accrued warranty                                896,372                     739,683
             Industrial insurance                          1,308,813                     944,383
             Other                                         1,342,090                   1,848,314
                                                          ----------                   ---------
                                                          $6,939,129                   6,472,376
                                                          ==========                   =========

(14)     Discontinued Operations
         On August 1, 1994, the Company sold the relocatable mobile and modular commercial structures and related buildings and equipment of its leasing division (CVC) for $20.1 million, to an unrelated company. Approximately $8.0 million was used to pay off notes payable associated with the assets sold; a $1.2 million note receivable remains due from the purchaser; net cash proceeds totalled $10.9 million. The net value of assets sold, plus other costs related to the sale, amounted to $16.4 million, resulting in a net gain of $3.7 million.

         Net income (loss) from CVC leasing operations is included in the consolidated statements of income under "discontinued operations". Revenues from such operations were $2,072,569 for 1995, $8,253,530 for 1994, and $7,732,534 for 1993. Revenues in 1995 were produced from the sales of jobs that were in progress when the division was sold.

         Assets and liabilities related to CVC remaining on the balance sheet as of September 30, 1995 include trade accounts receivable ($378,406), balance remaining from purchaser of CVC ($509,369), and rent due on CVC properties ($121,191). Assets and liabilities related to CVC remaining on the balance sheet as of September 30, 1994 include trade accounts receivable ($2,636,925), balance remaining from purchaser of CVC ($1,153,036), customer deposits ($218,988), inventory and assets under lease ($1,637,084), accounts payable ($327,400), rent due on CVC properties ($221,956), and other accrued expenses ($383,723).

 (15)    Supplemental Financial Data (unaudited)
         Selected quarterly financial data for the years ended September 30, 1995 and 1994 is set forth on the following page. Earnings per share were adjusted to reflect the three-for-two stock split. Amounts differ from amounts previously reported on the Company's Form 10-Q's due to elimination of discontinued operations of the Company's CVC Leasing division.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15)     Supplemental Financial Data (continued)

                                                 First                Second             Third             Fourth
                                                 -----                ------             -----             ------
              1995
              ----
                Net sales                       $30,140,661         28,506,700         25,914,959         29,146,042
                Gross profit                    $ 6,042,484          4,984,232          3,972,700          6,495,106
                Net income from
                 continuing operations          $ 1,628,149            956,026            499,164          1,450,193
               Income per share from
                   continuing operations        $       .48                .28                .15                .43

              1994
              ----
                Net sales                       $21,219,830         24,247,343         22,188,008         24,406,382
                Gross profit                    $ 3,519,340          4,003,622          3,645,492          5,789,597
                Net income from
                  continuing operations         $   860,622            882,837            704,522          1,480,871
                Income per share from
                  continuing operations         $       .25                .26                .21                .44

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         There were no disagreements with accountants on accounting and financial disclosure matters.

                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors and executive officers as required by Items 401 and 405 of Regulation S-K is set forth in the Company's Notice of Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1995, and by this reference is incorporated herein.

ITEM 11:  EXECUTIVE COMPENSATION

         The information regarding executive compensation required by Item 402 of Regulation S-K is set forth in the Company's Notice of Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1995, and by this reference is incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 403 of Regulation S-K is set forth in the Company's Notice of Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1995, and by this reference is incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K is set forth in the Company's Notice of Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1995, and by this reference is incorporated herein.

                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     List the Following Documents Filed as a Part of the Report:

                 1. Financial statements - See Index to Consolidated Financial Statements at Item 8 of this Form 10-K.

                 2. Financial statement schedules - See Index to Consolidated Financial Statements at Item 8 of this Form 10-K.

                 3.       Exhibits - See Exhibit Index.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the undersigned, thereunto duly authorized.

Cavco Industries, Inc.

                                          President and
By:    /s/  A.R. Ghelfi                   Chief Executive Officer          12/26/95
   -------------------------                                            ---------------
                                                                             Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates authorized.


                                          President, Chief
By:    /s/  A.R. Ghelfi                   Executive Officer,               12/26/95
   -------------------------              Director                      ---------------
            A.R. Ghelfi                                                      Date


                                          Senior Vice President,
By:    /s/  Ruth Smith                    Secretary, Director              12/19/95
   -------------------------                                            ---------------
            Ruth Smith                                                      Date


                                          Vice President,
By:    /s/  Robert Ward                   Principal Financial and          12/20/95
   -------------------------              Accounting Officer            ---------------
            Robert Ward                                                      Date

                                          Executive Vice
By:  /s/  William R. Blandin              President, Director              12/20/95
   -------------------------                                            ---------------
          William R. Blandin                                                 Date


                                 EXHIBIT INDEX

Exhibit No.          Description                                                                      Page
-----------          -----------                                                                      ----
         (2)     Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                 Succession  -  not applicable.

         (3)     Articles of Incorporation and By-Laws

                          Original articles of incorporation and by-laws and amendments to the articles of incorporation and bylaws were previously filed with Form 10 and are incorporated herein by reference.

         (4)     Instruments defining the rights of security holders, including indentures

                          Certain rights of security holders are set forth in the Articles of Incorporation and By-Laws previously filed with Form 10 and incorporated herein by reference.

         (9)     Voting Trust Agreement  -  not applicable.

         (10)    Material Contracts

                 Previous Material Contracts have been filed with Form 10, previous Form 10-K's and previous Form 8-K's and are incorporated herein by reference.

         (11) Statement re computation of per share earnings set forth in financial statements in this Form 10-K.

         (12)    Statements re computation of ratios  -  not applicable.

         (13)    Annual Reports to Security Holders, Form 10-Q or Quarterly
                 Report to Security Holders

                          The Annual Report and Forms 10-Q were previously filed in
                 a timely manner and are incorporated herein by reference.

                          Attached find the quarterly reports issued to security holders              39

         (18)    Letter re change in accounting principles  -  not applicable.

         (21)    Subsidiaries of the registrant

                          Action Healthcare Management Services, Inc. - incorporated in Arizona in March, 1987.
                          Sun Built Homes, Inc. - incorporated in Arizona in
                          December, 1991.
                          National Security Containers, Inc. - incorporated in
                          Arizona in August, 1994.

         (22) Published report regarding matters submitted to vote of security holders - not applicable.

         (24)    Power of Attorney - not applicable.

         (27)    Financial Data Schedule                                                              44

         (28)    Information from Reports Furnished to State Insurance Authorities -
                 not applicable.

         (99)    Additional Exhibits - not applicable.


 (b)     Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the year ended September 30, 1995