Form 10-Q
period 1995-12-31
CAVCO INDUSTRIES INC
filed 1996-02-14
CIK 278166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1995

                          Commission File Number 0-8822

                             Cavco Industries, Inc.

 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Arizona                                        86-0214910
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

301 East Bethany Home Road, Suite C-178  Phoenix, Arizona                  85012
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (602) 265-0580

                                       n/a

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/   No / /

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
                                                                        --------
Item 1.  Financial Statements

Consolidated Balance Sheets

         December 31, 1995 and September 30, 1995                          3-4

Consolidated Statements of Earnings

         Quarter ended December 31, 1995 and 1994                          5

Consolidated Statements of Cash Flows

         Quarter ended December 31, 1995 and 1994                          6

Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Results of

         Operations and Financial Condition                                8

PART II.         Other Information                                         9

Item 6.  Exhibits and Reports on Form 8-K

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets

                                                                 December 31,        September 30,
                                                                    1995                 1995
                                                                 ------------        -------------
 Current Assets
      Cash                                                      $ 5,231,481            8,140,730

      Accounts and notes receivable                               9,275,676            4,185,533

      Inventories
           Manufacturing:
                Raw materials                                     3,212,511            2,971,581
                Work in process                                     840,153              807,949
           Held for sale or lease                                    89,340               80,438
           Real estate held for sale                              6,778,714            6,133,089
                                                                -----------           ----------
                Total inventories                                10,920,718            9,993,057
                                                                -----------           ----------
      Prepaid expenses                                              948,603              834,713
      Deferred tax charge                                           552,981              552,981
                                                                -----------           ----------
                Total current assets                             26,929,459           23,707,014
                                                                -----------           ----------

 Property. plant and equipment, at cost                          14,437,761           14,285,539
      Less accumulated depreciation                               4,968,560            4,666,351
                                                                -----------           ----------
           Net property, plant and equipment                      9,469,201            9,619,188
                                                                -----------           ----------
 Assets under lease                                              15,816,076           14,285,700
      Less accumulated depreciation                                 684,129              596,007
                                                                -----------           ----------
           Net assets under lease                                15,131,947           13,689,693
                                                                -----------           ----------
 Notes receivable, net of current portion                         1,353,420            1,162,415
 Investment in partnerships                                       2,889,400            2,534,703
 Other assets                                                       824,114            1,098,926
                                                                -----------           ----------
                                                                $56,597,541           51,811,939
                                                                ===========           ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                                                December 31,        September 30,
                                                                    1995                 1995
                                                                ------------        -------------
 Current liabilities
      Notes payable                                             $ 1,251,022            1,022,864
      Current installments of long term debt                      3,244,240            2,444,248
      Accounts payable                                            3,709,943            5,009,125
      Accrued expenses                                            6,834,992            6,939,129
      Income taxes                                                1,033,004               42,418
                                                                -----------           ----------
           Total current liabilities                             16,073,201           15,457,784
                                                                -----------           ----------

 Long term debt, excluding current installments                  15,192,907           12,692,661

 Deferred taxes and other liabilities                             1,285,236            1,278,299

 Stockholders' equity:
      Common stock, $.05 par value; 8,000,000 shares
           authorized; 3,382,977 shares issued and
           outstanding                                              169,149              169,149
      Capital in excess of par                                      312,054              312,054
      Retained earnings                                          23,564,994           21,901,992
                                                                -----------           ----------
           Net stockholders' equity                              24,046,197           22,383,195
                                                                -----------           ----------
                                                                $56,597,541           51,811,939
                                                                ===========           ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                    Quarter Ended December 31, 1995 and 1994

                                                                    1995                 1994
                                                                    ----                 ----
 Net sales                                                      $30,899,885           30,140,661

 Cost of sales                                                   24,355,984           24,098,177
                                                                -----------           ----------
      Gross profit                                                6,543,901            6,042,484

 Selling, general and administrative expenses                     3,547,674            3,405,971
                                                                -----------           ----------
      Operating income                                            2,996,227            2,636,513

 Other income (expense)
      Interest income                                                77,040              128,710
      Interest expense                                            (343,893)             (65,940)
      Miscellaneous                                                  50,814               27,566
                                                                -----------           ----------
                                                                  (216,039)               90,336
                                                                -----------           ----------
 Income from continuing operations
      before income taxes                                         2,780,188            2,726,849

 Income taxes                                                     1,107,420            1,098,700
                                                                -----------           ----------
 Income from continuing operations                                1,672,768            1,628,149

 Loss from discontinued operations, net of
      tax credit of $6,800 in 1995 and $49,000 in 1994              (9,766)            (166,415)
                                                                -----------           ----------
 Net income                                                      $1,663,002            1,461,734
                                                                ===========           ==========

 Income per share from continuing operations                            .49                  .48
                                                                        ===                  ===
 Income per share from discontinued operations                           --                 (.05)
                                                                                            ====
 Net income per share                                                   .49                  .43
                                                                        ===                  ===

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Quarter Ended December 31, 1995 and 1994

                                                                        1995              1994
                                                                        ----              ----
Net cash used in operations                                         $(4,568,032)       (5,430,738)

Cash flows from investing activities:
     Purchases of property, plant and equipment                        (298,906)         (752,952)
     Purchases of assets under lease                                 (2,141,691)       (1,504,399)
     Proceeds from sales of property, plant and equipment               103,992              --
     Proceeds from sales of assets under lease                          217,926           155,013
     Proceeds from collections on notes receivable                      603,763           146,997
     Additions to investment in partnerships                           (354,697)       (1,036,809)
                                                                    -----------        ----------
          Net cash used in investing activities                      (1,869,613)       (2,992,150)
                                                                    -----------        ----------
Cash flows from financing activities:
     Borrowings under lines of credit                                 1,352,635           411,275
     Repayments on lines of credit                                   (1,124,477)         (680,601)
     Proceeds from long term borrowings                               4,000,000              --
     Repayment of long term debt                                       (699,762)         (193,847)
                                                                    -----------        ----------
          Net cash provided by (used in) financing activities         3,528,396          (463,173)
                                                                    -----------        ----------
Decrease in cash
                                                                     (2,909,249)       (8,886,061)
Cash at beginning of period                                           8,140,730         9,006,600
                                                                    -----------        ----------
Cash at end of period                                               $ 5,231,481           120,539
                                                                    ===========        ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for -
          Interest                                                  $   492,509           147,995
          Income taxes                                              $   117,634         2,517,000

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

      In the opinion of the Company, all adjustments (consisting of only normal recurring adjustments and primary eliminations of all significant intercompany transactions) necessary to present fairly the financial position for the periods presented have been included.

      These financial statements have been prepared in accordance with the instructions to the Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission.

2. The number of shares used in computing earnings per common share for both quarters presented, based on the weighted average number of shares outstanding, was 3,382,977. The number of shares reflects a three-for-two stock split which occured in December 1994.

3. The results of operations for the quarter ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

First Quarter 1995 Compared to First Quarter 1994

For the quarter ended December 31, 1995, the Company's net sales increased $759,224 (2.5%) over the corresponding quarter of the previous year. While manufactured housing sales remained comparable, significant growth emanated from the leasing division. NSC's revenues increased from $1,077,698 for the first quarter of 1994 to $2,250,897 for the first quarter of 1995. The growth is contributed by three new branch locations. In addition, Sun Built's sales increased over $700,000 from the prior year quarter, a result of a single subdivision project which completed in December.

Gross profit margins increased to 21.2 percent compared to 20.0 percent reported for the same quarter of the previous year. The increase is due, in large part, to the growing impact of the leasing division, which attained a 50.6 percent gross margin for the current quarter. Margins in the manufacturing operations remained comparable between years (18.1% in 1995, 18.8% in 1994).

Selling, general and administrative expenses increased in 1995 to $3,547,674, compared to $3,405,971 in 1994, but remain consistent as a percent of sales. The increase is attributed primarily to additional NSC branch locations. The increase in interest expense is a result of borrowings to fund additions to the lease fleet.

The Company recognized a $.01 increase in earnings per share from continuing operations over that for the same quarter of the previous year: $.49 compared to $.48. Income from continuing operations was $1,672,768 and $1,628,149 for the first quarters of 1995 and 1994, respectively. Net income increased from $1,461,734 for the first quarter of 1994 to $1,663,002 for the first quarter of 1995, providing a $.06 increase in net income per share: $.49 compared to $.43.

Liquidity and Capital Resources

The Company finished the quarter ended December 31, 1995 with cash of $5,231,481 and working capital of $10,856,258. Net cash flow from operations was negative due primarily to a $5.5 million increase in accounts receivable, in the manufacturing and leasing operations. The cash and working capital positions tend to fluctuate due to the expansion of the lease fleet.

The Company borrowed $1,352,635 from its lines of credit during the quarter. The Company used $800,000 to temporarily fund some of the lease fleet expansion and the increase in receivables, while Sun Built used $552,635 from its line for additions to real estate held for sale. The Company also received $4,000,000 from its long term funding source. Uses of cash during the quarter include $2,141,691 for additions to the lease fleet, $354,697 for additions to investment in partnerships, and $298,906 for purchases of property, plant and equipment. The Company also repaid $1,124,477 on its lines of credit and $699,762 of long term debt.

The Company continues to expand its lease fleet, and has $3,000,000 available to draw from its long term funding source. Other capital expenditures for the remainder of the year are expected to be only those necessary for normal replacement of machinery and equipment. The Company believes that its existing cash, available lines of credit, and cash generated from operations will be sufficient to meet capital expenditure and debt service requirements.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             EX-27 Financial Data Schedule - Three months ended December 31,
             1995

         (b) Reports on Form 8-K
             The Company did not file any Form 8-K's during the quarter ended December 31, 1995.

There has not been any additional information with respect to items listed in the Index, related to the periods being reported, which has not been previously reported or which, in the opinion of management, is of significance to investors.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Cavco Industries, Inc.
                                           -------------------------------------
                                                         (Registrant)

Date  February 12, 1996                          /s/ Robert Ward
--------------------------                 -------------------------------------

                                                          (Signature)
                                           Robert Ward, Vice President,
                                           Treasurer and Chief Financial Officer