Form 10-Q
period 1996-03-31
CAVCO INDUSTRIES INC
filed 1996-05-15
CIK 278166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996

                          Commission File Number 0-8822

                             Cavco Industries, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                       86-0214910
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

301 East Bethany Home Road, Suite C-178 Phoenix, Arizona                 85012
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (602) 265-0580
                                                   --------------

                                      n/a
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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
                                                                        --------
Item 1.  Financial Statements

Consolidated Balance Sheets
         March 31, 1996 and September 30, 1995                              3-4

Consolidated Statements of Earnings
         Three months and six months ended March 31, 1996 and 1995           5

Consolidated Statements of Cash Flows
         Six months ended March 31, 1996 and 1995                            6

Notes to Consolidated Financial Statements                                   7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                 8-9

PART II. Other Information                                                  10

Item 4.   Submision of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets

                                                    March 31,        September 30,
                                                      1996               1995
                                                   -----------        -----------
Current Assets
     Cash                                          $ 2,765,626          8,140,730

     Accounts and notes receivable                  11,779,781          4,185,533

     Inventories
          Manufacturing:
               Raw materials                         3,318,886          2,971,581
               Work in process                         869,745            807,949
          Held for sale or lease                        27,800             80,438
          Real estate held for sale                  7,480,098          6,133,089
                                                   -----------        -----------
               Total inventories                    11,696,529          9,993,057
                                                   -----------        -----------

     Prepaid expenses                                1,062,756            834,713
     Deferred tax charge                               552,981            552,981
                                                   -----------        -----------
               Total current assets                 27,857,673         23,707,014
                                                   -----------        -----------

Property. plant and equipment, at cost              14,949,767         14,285,539
     Less accumulated depreciation                   5,225,887          4,666,351
                                                   -----------        -----------
          Net property, plant and equipment          9,723,880          9,619,188
                                                   -----------        -----------

Assets under lease                                  16,828,593         14,285,700
     Less accumulated depreciation                     895,121            596,007
                                                   -----------        -----------
          Net assets under lease                    15,933,472         13,689,693
                                                   -----------        -----------

Notes receivable, net of current portion             1,556,841          1,162,415
Investment in partnerships                           2,896,927          2,534,703
Other assets                                           798,508          1,098,926
                                                   -----------        -----------
                                                   $58,767,301         51,811,939
                                                   ===========        ===========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                                            March 31,        September 30,
                                                              1996               1995
                                                           -----------        -----------
Current liabilities
     Notes payable                                         $ 1,112,525          1,022,864
     Current installments of long term debt                  3,244,240          2,444,248
     Accounts payable                                        5,121,428          5,009,125
     Accrued expenses                                        7,549,434          6,939,129
     Income taxes                                              184,784             42,418
                                                           -----------        -----------
          Total current liabilities                         17,212,411         15,457,784
                                                           -----------        -----------

Long term debt, excluding current installments              14,532,585         12,692,661

Deferred taxes and other liabilities                         1,685,235          1,278,299

Stockholders' equity:
     Common stock, $.05 par value; 8,000,000 shares
          authorized; 3,382,977 shares issued and
          outstanding                                          169,149            169,149
     Capital in excess of par                                  312,054            312,054
     Retained earnings                                      24,855,867         21,901,992
                                                           -----------        -----------
          Net stockholders' equity                          25,337,070         22,383,195
                                                           -----------        -----------
                                                           $58,767,301         51,811,939
                                                           ===========        ===========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                            Three Month Period             Six Month Period
                                              Ended March 31,               Ended March 31,
                                            1996          1995           1996            1995
                                        --------------------------   ----------------------------
Net sales                               $ 33,515,820    28,506,700     64,415,705      58,647,361

Cost of sales                             27,373,648    23,522,468     51,729,632      47,620,645
                                        --------------------------   ----------------------------
     Gross profit                          6,142,172     4,984,232     12,686,073      11,026,716
Selling, general and administrative
  expenses                                 3,732,883     3,399,842      7,280,557       6,805,813
                                        --------------------------   ----------------------------
     Operating income                      2,409,289     1,584,390      5,405,516       4,220,903
Other income (expense)
     Interest income                         137,058        82,398        214,098         211,108
     Interest expense                       (438,090)     (125,678)      (781,983)       (191,619)
     Miscellaneous                            53,003        42,716        103,817          70,282
                                        --------------------------   ----------------------------
                                            (248,029)         (564)      (464,068)         89,771
                                        --------------------------   ----------------------------
Income from continuing operations
     before income taxes                   2,161,260     1,583,826      4,941,448       4,310,674

Income taxes                                 861,480       627,800      1,968,900       1,726,500
                                        --------------------------   ----------------------------

Income from continuing operations          1,299,780       956,026      2,972,548       2,584,174

Loss from discontinued operations,
   net of tax credit of ($19,500) for
   3 mos in 1995, and ($6,800) and
   ($130,500) for 6 mos in 1996 and
   1995, respectively                         (8,907)      (29,265)       (18,673)       (195,680)
                                        --------------------------   ----------------------------

Net income                              $  1,290,873       926,761      2,953,875       2,388,494
                                        ==========================   ============================


Income per share from continuing
  operations                                    $.38           .28            .88             .76
                                                ====           ===            ===             ===
Income per share from discontinued
   operations                                   --            (.01)          (.01)           (.06)
                                                              ====           ====            ====
Net income per share                            $.38           .27            .87             .70
                                                ====           ===            ===             ===

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 1996 and 1995

                                                              1996          1995
                                                          -----------    -----------
Net cash used in operations                               $(4,353,885)    (3,181,843)

Cash flows from investing activities:
     Purchases of property, plant and equipment              (893,396)    (1,349,340)
     Purchases of assets under lease                       (3,819,046)    (7,220,956)
     Proceeds from sales of property, plant and equipment     124,202           --
     Proceeds from sales of assets under lease                596,142        414,729
     Proceeds from collections on notes receivable            920,526      1,040,017
     Additions to notes receivable                           (195,000)          --
     Additions to investment in partnerships                 (362,224)    (1,195,230)
                                                          -----------    -----------
          Net cash used in investing activities            (3,628,796)    (8,310,780)
                                                          -----------    -----------
Cash flows from financing activities:
     Borrowings under lines of credit                       1,934,239        606,413
     Repayments on lines of credit                         (1,844,578)    (1,150,627)
     Proceeds from long term borrowings                     4,000,000      3,750,000
     Repayment of long term debt                           (1,482,084)      (352,254)
                                                          -----------    -----------
          Net cash provided by financing activities         2,607,577      2,853,532
                                                          -----------    -----------

Decrease in cash                                           (5,375,104)    (8,639,091)

Cash at beginning of period                                 8,140,730      9,006,600
                                                          -----------    -----------

Cash at end of period                                     $ 2,765,626        367,509
                                                          ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for -
          Interest                                        $   931,564        167,844
                                                          ===========    ===========
          Income taxes                                    $ 1,426,534      4,252,500
                                                          ===========    ===========

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

2. The number of shares used in computing earnings per common share for all quarters presented, based on the weighted average number of shares outstanding, was 3,382,977. The number of shares reflects a three-for-two stock split which occured in December 1994.

3. The results of operations for the six month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Second Quarter 1996 Compared to Second Quarter 1995

For the quarter ended March 31, 1996, the Company's net sales were $33,515,820, representing an increase of $5,009,120 (17.6%) over the same quarter of the previous year. Sales by segment are as follows: $29,648,772 for manufactured housing, $2,229,771 for the leasing division, $1,462,896 for Sun Built, and $174,381 for Action. Manufactured housing sales increased $3,506,292 (13.4%), reflecting the continued growth experienced in the industry. The leasing division improved sales by $815,237 (57.6%), assisted by three additional branch locations.

Consolidated gross margin increased from 17.5% in 1995 to 18.3% in 1996. Improved margins were experienced in both the manufactured housing and leasing segments.

Selling, general and administrative expenses increased $333,041 (10%), but are decreasing as a percent of sales. Interest expense increased $312,412 primarily due to the leasing operations.

In 1996, net earnings from continuing operations were $1,299,780, or $.38 per share for the quarter, compared to $956,026, or $.28 per share for the same quarter of the previous year. The increased earnings are due to increased sales volumes and improved gross margins mentioned above.

Six Months 1996 Compared to Six Months 1995

For the six months ended March 31, 1996, the Company's net sales increased $5,768,344 (9.8%) over the same period of the previous year. Sales by segment are as follows: $56,217,213 for manufactured housing (a 4.6% increase), $4,480,668 for the leasing division (a 79.8% increase), $3,332,889 for Sun Built (a 82.5% increase), and $384,935 for Action (a 33.7% decrease).

Consolidated gross margin increased from 18.8% in 1995 to 19.7% in 1996. Gross margin in manufactured housing increased from 16.5% to 17.8%, while the leasing segment improved its gross margin from 43.9% to 45.6%.

Selling, general and administrative expenses increased $474,744 (7%), but are decreasing as a percent of sales. Interest expense increased $590,364 primarily due to the leasing operations.

In 1996, net earnings from continuing operations were $2,972,548, or $.88 per share compared to $2,584,174, or $.76 per share for the previous year. The increased earnings are due to increased sales volumes and improved gross margins mentioned above. The Company has continued its efforts to focus on its core businesses to ensure long term success in the future.

Liquidity and Capital Resources

The Company finished the six months ended March 31, 1996 with cash of $2,765,626 and working capital of $10,645,262. Net cash flow from operations was negative due primarily to a $7.9 million increase in accounts receivable in the manufacturing and leasing operations. The cash and working capital positions tend to fluctuate due to the expansion of the lease fleet.

The Company borrowed $1,934,239 from its lines of credit during the six month period. The Company used $800,000 to temporarily fund some of the lease fleet expansion and the increase in receivables, while Sun Built used $1,134,239 from its line for additions to real estate held for sale. The Company also received $4,000,000 from its long term funding source. Uses of cash during the period include $3,819,046 for additions to the lease fleet, $362,224 for additions to investment in partnerships, and $893,396 for purchases of property, plant and equipment. The Company also repaid $1,844,578 on its lines of credit and $1,482,084 of long term debt.

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

Management is currently exploring various opportunities for the Company to divest itself of its Action Healthcare Management Services, Inc. subsidiary. This will enable the Company to better focus on its core businesses.

During the past several years, inflation has not had a significant impact on the Company's operations. The Company has demonstrated its ability to reduce the manufacturing costs of its products through engineering changes and effective price negotiations, and has been able to adjust the selling price of its product in reaction to changing costs.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

1.      (a) The Company's annual shareholders' meeting was held on February 27,
            1996.

        (b) The meeting involved the election of directors. Holders of 2,155,380 shares were present at the meeting, which constituted a quorum. All five prior directors - Al R. Ghelfi, Ruth Smith, Robert Wold, Steve Kleeman, and William R. Blandin - were re-elected. A sixth director, Brent Ghelfi, was also elected.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            EX-27 Financial Data Schedule - Six months ended March 31, 1996

        (b) Reports on Form 8-K
            The Company did not file any Form 8-K's during the six month period ended March 31, 1996.

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

                                                  Cavco Industries, Inc.
                                          --------------------------------------
                                                       (Registrant)


Date  May 14, 1996                          /s/ Robert Ward
     -----------------                    --------------------------------------
                                                       (Signature)

                                          Robert Ward, Vice President, Treasurer
                                          and Chief Financial Officer