Form 10-Q/A
period 1996-03-31
CAVCO INDUSTRIES INC
filed 1996-05-16
CIK 278166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    Form 10-Q/A-1

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


Date  May 16, 1996                          /s/ Robert Ward
     -----------------                    --------------------------------------
                                                       (Signature)

                                          Robert Ward, Vice President, Treasurer
                                          and Chief Financial Officer