Form 10-Q
period 1996-06-30
CAVCO INDUSTRIES INC
filed 1996-08-13
CIK 278166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996

                          Commission File Number 0-8822


                             Cavco Industries, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Arizona                                                86-0214910
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


301 East Bethany Home Road, Suite C-178  Phoenix, Arizona             85012
- ---------------------------------------------------------           ----------
     (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (602) 265-0580
                                                  -------------------

                                  n/a
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                                  Shares Outstanding
           -----                                  ------------------
Common Stock, $.05 Par Value                           3,382,977

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index

                                                                        Page No.
PART I. Consolidated Financial Information                              --------

Item 1.  Financial Statements

Consolidated Balance Sheets
      June 30, 1996 and September 30, 1995                                3-4

Consolidated Statements of Earnings
      Three months and nine months ended June 30, 1996 and 1995           5

Consolidated Statements of Cash Flows
      Nine months ended June 30, 1996 and 1995                            6

Notes to Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               8-10

PART II.    Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 11

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets

                                                 June 30,       September 30,
                                                   1996              1995
                                               -----------      -------------
Current Assets
     Cash                                      $ 3,442,460       $ 8,140,730

     Accounts and notes receivable              11,533,780         4,185,533

     Inventories
          Manufacturing:
               Raw materials                     3,280,946         2,971,581
               Work in process                     845,548           807,949
          Held for sale or lease                    27,800            80,438
          Real estate held for sale              6,931,423         6,133,089
                                               -----------       -----------
               Total inventories                11,085,717         9,993,057
                                               -----------       -----------
     Prepaid expenses                              502,010           834,713
     Deferred tax charge                           552,981           552,981
                                               -----------       -----------
               Total current assets             27,116,948        23,707,014
                                               -----------       -----------
Property, plant and equipment, at cost          15,280,552        14,285,539
     Less accumulated depreciation               5,512,654         4,666,351
                                               -----------       -----------
          Net property, plant and                9,767,898         9,619,188
            equipment                          -----------       -----------

Assets under lease                              19,394,552        14,285,700
     Less accumulated depreciation               1,113,705           596,007
                                               -----------       -----------
          Net assets under lease                18,280,847        13,689,693
                                               -----------       -----------
Notes receivable, net of current portion         1,486,369         1,162,415

Investment in partnerships                       2,896,927         2,534,703

Other assets                                       666,289         1,098,926
                                               ===========       ===========
                                               $60,215,278       $51,811,939
                                               ===========       ===========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                               June 30,      September 30,
                                                 1996            1995
                                             -----------     -------------
Current liabilities
     Notes payable                           $ 1,034,158        1,022,864

     Current installments of long term         3,241,041        2,444,248
        debt
     Accounts payable                          5,090,422        5,009,125
     Accrued expenses                          8,124,970        6,939,129
     Income taxes                                805,184           42,418
                                             -----------       ----------
          Total current liabilities           18,295,775       15,457,784
                                             -----------       ----------
Long term debt, excluding current             13,522,816       12,692,661
   installments

Deferred taxes and other liabilities           1,928,307        1,278,299

Stockholders' equity:
     Common stock, $.05 par value;
          8,000,000 shares authorized;
          3,382,977 shares issued and
          outstanding                            169,149          169,149
     Capital in excess of par                    312,054          312,054
     Retained earnings                        25,987,177       21,901,992
                                             -----------       ----------
          Net stockholders' equity            26,468,380       22,383,195
                                             ===========       ==========
                                             $60,215,278       51,811,939
                                             ===========       ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                Three Month Period                Nine Month Period
                                  Ended June 30,                    Ended June 30,
                                1996            1995            1996            1995
                            -----------     -----------     -----------     -----------
Net sales                    33,016,732      25,683,252      97,047,502      83,749,969

Cost of sales                27,085,791      21,768,451      78,505,064      68,909,972
                            -----------     -----------     -----------     -----------
     Gross profit             5,930,941       3,914,801      18,542,438      14,839,997

Selling, general and
administrative expenses       3,604,760       2,864,608      10,654,879       9,329,527
                            -----------     -----------     -----------     -----------
     Operating income         2,326,181       1,050,193       7,887,559       5,510,470

Other income (expense)
     Interest income            118,369          59,880         332,467         217,973
     Interest expense          (391,471)       (308,873)     (1,153,078)       (631,079)
     Miscellaneous              334,046           4,052         437,863          84,638
                            -----------     -----------     -----------     -----------
                                 60,944        (244,941)       (382,748)       (328,468)
                            -----------     -----------     -----------     -----------
Income from continuing
operations before income
  taxes                       2,387,125         805,252       7,504,811       5,182,002


Income taxes                    962,200         283,400       3,001,700       2,036,400
                            -----------     -----------     -----------     -----------
Income from continuing
  operations                  1,424,925         521,852       4,503,111       3,145,602

Discontinued operations
  [see Note 4]:
     Loss from
       discontinued
       operations               (50,544)        (27,828)       (174,855)       (263,084)

     Loss on sale /
       disposal of
       Action                  (243,071)             --        (243,071)             --
                            -----------     -----------     -----------     -----------
Net income                    1,131,310         494,024       4,085,185       2,882,518
                            ===========     ===========     ===========     ===========
Income per share from
continuing operations               .41             .16            1.32             .93
                            ===========     ===========     ===========     ===========
Loss per share from
discontinued operations            (.01)           (.01)           (.05)           (.08)
                            ===========     ===========     ===========     ===========
Loss per share from sale
/ disposal of Action               (.07)             --            (.07)             --
                            ===========     ===========     ===========     ===========
Net income per share                .33             .15            1.20             .85
                            ===========     ===========     ===========     ===========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Nine Months Ended June 30, 1996 and 1995

                                                       1996               1995
                                                   -----------        -----------
Net cash provided by (used in) operations          $   877,505         (3,165,694)

Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                    (1,288,170)        (2,019,325)
     Purchases of assets under lease                (6,694,052)        (9,427,281)
     Proceeds from sales of assets under
       lease and property, plant and
       equipment                                     1,114,470            777,064
     Proceeds from collections on notes
       receivable                                    1,190,186          1,388,239
     Additions to notes receivable                    (616,117)                --
     Additions to investment in partnerships          (798,334)        (1,195,230)
                                                   -----------        -----------
          Net cash used in investing
             activities                             (7,092,017)       (10,476,533)
                                                   -----------        -----------
Cash flows from financing activities:
     Borrowings under lines of credit                2,608,996          7,367,792
     Repayments on lines of credit                  (2,597,702)        (7,958,241)
     Proceeds from long term borrowings              4,000,000          8,000,000
     Repayment of long term debt                    (2,495,052)          (529,438)
                                                   -----------        -----------
          Net cash provided by financing
             activities                              1,516,242          6,880,113
                                                   -----------        -----------
Decrease in cash                                    (4,698,270)        (6,762,114)

Cash at beginning of period                          8,140,730          9,006,600
                                                   -----------        -----------
Cash at end of period                              $ 3,442,460          2,244,486
                                                   ===========        ===========

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for -
          Interest                                 $ 1,212,812            708,774
                                                   ===========        ===========
          Income taxes                             $ 1,721,834          4,541,233
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

2. The number of shares used in computing earnings per common share for all periods presented, based on the weighted average number of shares outstanding, was 3,382,977. The number of shares reflects a three-for-two stock split which occurred in December 1994.

3. The results of operations for the nine month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. In June 1996, the Company made a decision to divest itself of its Action subsidiary. Certain items on the statement of earnings for the three month and nine month periods ended June 30, 1995 have been reclassified to reflect the elimination of the discontinued operations. Discontinued operations on the statements of earnings reflect results of Action and CVC Leasing, which was sold in August 1994. The statements also reflect the expected loss to be incurred upon the sale or disposal of Action. This loss is accrued and reflected in other liabilities on the consolidated balance sheet. A summary of discontinued operations follows:

                               3 mos-1996   3 mos-1995  9 mos-1996   9 mos-1995
                               ----------   ----------  ----------   ----------
Loss from operations of
discontinued CVC                  (4,425)     (8,640)     (23,098)    (334,820)
  Less applicable tax credit       9,300       3,500        9,300      134,000
Loss from operations of
discontinued Action              (92,619)    (38,388)    (268,857)    (104,464)
  Less applicable tax credit      37,200      15,700      107,800       42,200
                                --------     -------     --------     --------
Loss from discontinued           (50,544)    (27,828)    (174,855)    (263,084)
operations                      ========     =======     ========     ========
Loss on sale of Action,
including provision of
$65,445 for operating losses
during phase-out period,
less applicable tax
credit of $162,100              (243,071)         --     (243,071)          --
                                ========     =======     ========     ========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995
Below is a summary of third quarter operating results by business segment.

                                       Manufacturing                    Leasing
                                   1996            1995           1996            1995
                               -----------     -----------     ----------     ----------
Net Sales                       31,338,060      24,474,728      1,678,672      1,208,524
Cost of Sales                   26,032,072      21,141,316      1,053,719        627,135
                               -----------     -----------     ----------     ----------
     Gross Margin                5,305,988       3,333,412        624,953        581,389
S, G & A Expenses                2,827,583       2,350,459        777,177        514,149
                               -----------     -----------     ----------     ----------
     Profit (Loss) from Ops      2,478,405         982,953       (152,224)        67,240
                               -----------     -----------     ----------     ----------
Other Income (Expense):
  Interest Income                   46,264           1,975         72,105         57,905
  Interest Expense                (165,648)       (243,079)      (225,823)       (65,794)
  Miscellaneous                    331,808          73,264          2,238        (69,212)
                               -----------     -----------     ----------     ----------
                                   212,424        (167,840)      (151,480)       (77,101)
                               -----------     -----------     ----------     ----------
Pretax Earnings (Loss)           2,690,829         815,113       (303,704)        (9,861)
                               ===========     ===========     ==========     ==========

Manufacturing:
Sales for the third quarter increased $6,863,332, a 28 percent over the prior year. Gross margins in 1996 returned to a more favorable level, 16.9%, compared to 13.6% in 1995. During this quarter in 1995 the Company had a special seasonal sales promotion on some low margin models. Selling, general and administrative expenses continue to decrease as a percent of sales, as the Company strives to control these costs. Interest income increased as the Company generated bank interest from investment of short term funds. The Company was also able to reduce its interest expense, as it did not need to draw on its line of credit. Miscellaneous income reflects a $271,888 net gain recognized on a sale of marketable securities.

Leasing:
Revenues in the leasing segment increased $470,148 from 1995, reflecting a 39 percent increase. The overall revenue increase resulted from expanded lease fleet. Gross margins for the quarter decreased from 48.1% in 1995 to 37.2 % in 1996. Gross margins are influenced by the level of sales during the period. Sales of units typically provide lower gross margins than rental income. In 1996, revenues included approximately $478,000 of sales, compared to $292,000 in 1995. In addition, 1996 margins were negatively affected by lower fleet utilization rates, due primarily to the growth of the lease fleet. In November 1995, NSC purchased a large quantity of containers from a company, which were on lease at the time of acquisition but were returned to fleet in January 1996. Selling, general and administrative expenses increased due to the addition of three new branches. Interest income resulting from finance lease sales increased during the quarter. The $160,029 increase in interest expense is due to $4,000,000 of additional debt incurred to fund expansion of the lease fleet. Miscellaneous income for 1996 compares favorable to the expense shown for the same period last year, which included losses on sales of trucks, as the Company replaced its fleet of delivery vehicles.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

Overall:
In 1996, net income from continuing operations was $1,424,925, or $.41 per share, compared to $521,852, or $.16 per share in 1995. Discontinued operations provided losses of $293,615 ($.08 per share) in 1996 and $27,828 ($.01 per share) in 1995. Net income for the quarter was $1,131,310, or $.33 per share, compared with $494,024, or $.15 per share for the prior year. Increased sales volumes, improved gross margins and continued cost control led to the improved earnings.

NINE MONTHS 1996 COMPARED TO NINE MONTHS 1995
Below is a summary of operating results by business segment for the nine months ended June 30.

                                     Manufacturing                     Leasing
                                 1996            1995           1996           1995
                             -----------     -----------     ----------     ----------
Net Sales                     90,888,162      80,049,213      6,159,340      3,700,756
Cost of Sales                 75,012,401      66,884,760      3,492,663      2,025,212
                             -----------     -----------     ----------     ----------
   Gross Margin               15,875,761      13,164,453      2,666,677      1,675,544
S, G & A Expenses              8,449,967       7,877,457      2,204,912      1,452,070
                             -----------     -----------     ----------     ----------
   Profit (Loss) from Ops      7,425,794       5,286,996        461,765        223,474
                             -----------     -----------     ----------     ----------
Interest Income                  127,686          38,257        204,781        179,716
Interest Expense                (477,851)       (565,285)      (675,227)       (65,794)
Miscellaneous                    423,810         133,074         14,053        (48,436)
                             -----------     -----------     ----------     ----------
   Other Income (Expense)         73,645        (393,954)      (456,393)        65,486
                             -----------     -----------     ----------     ----------
Pretax Earnings (Loss)         7,499,439       4,893,042          5,372        288,960
                             ===========     ===========     ==========     ==========

Manufacturing:
Year to date sales for 1996 increased $10,838,949, or 13.5 percent over the same period for 1995. The increase is a result of continued growth experienced in the industry. Gross margins improved to 17.5 percent compared to 16.5 percent in 1995, as the Company focused efforts on cost control. Selling, general and administrative expenses have decreased as a percent of sales. Interest income and interest expense both took favorable turns, with the Company able to take advantage of improved cash flow. In 1996, miscellaneous income reflected an increase of $290,736. During the year the Company sold an investment in marketable securities for a net gain of $271,888.

Leasing:
Total revenues in the leasing segment increased $2,458,584 between 1996 and 1995, reflecting 66 percent growth. Growth occured in both sales and leasing areas. The Company opened three new branch locations and closed two others during fiscal 1996. The new locations contributed approximately $421,000 of revenues. The Company is now better positioned in regions with forecasted industry growth. Gross margins are relatively comparable between years (43.3% for 1996, 45.3% for 1995). Selling, general and administrative expenses increased due to the three new branches, but show a favorable decline as a percent of sales. The $609,433 increase in interest expense is due to $4,000,000 in additional borrowings needed to expand the Company's lease fleet.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

Overall:
In 1996, net income from continuing operations was $4,503,111, or $1.32 per share, compared to $3,145,602, or $.93 per share in 1995. Discontinued operations provided losses of $417,926 ($.12 per share) in 1996 and $263,084 ($.08 per share) in 1995. Net income for the nine months was $4,085,185, or $1.20 per share, compared with $2,882,518, or $.85 per share for the prior year. Increased sales volumes, improved gross margins and continued cost control led to the improved earnings.

The Company has focused its efforts to develop and enhance its core businesses: manufacturing and leasing. We are poised to take advantage of favorable industry trends. We plan to increase and diversify our manufacturing capabilities during 1997 and investigate opportunities for adding additional facilities. We continue to expand our lease fleet in our present locations and evaluate locations for new leasing offices.

LIQUIDITY AND CAPITAL RESOURCES
The Company finished the nine months ended June 30, 1996 with cash of $3,442,460 and working capital of $8,821,173. On an interim basis, the Company uses internally generated funds for the expansion of the lease fleet, which causes fluctuations in cash and working capital. To help fund the $6.7 million in lease fleet purchases, the Company borrowed $800,000 from its corporate lines of credit to temporarily meet capital needs. The Company received $4,000,000 in proceeds from its long term lending source. The Company will use this finance source to continue to expand the lease fleet throughout the remainder of the year and into next year. Overall during the nine month period, the Company borrowed $6,608,996 from lines of credit and long term debt and repaid $5,092,754.

In addition to approximately $6.7 million spent in lease fleet expansion, the Company also spent approximately $1.2 million on additions to property, plant and equipment. Approximately $565,000 was invested in land and building construction for one of the leasing locations. Another $212,000 was used to upgrade the manufacturing facility for NSC, and slightly over $150,000 was invested in computer equipment and software. The Company invested another $798,000 into various opportunities for developing a manufactured housing subdivisions. The Company increased its finance lease and notes receivable by $616,000 and collected $1.2 million on notes receivable during the period.

During the past several years, inflation has not had a significant impact on the Company's operations. The Company has demonstrated its ability to reduce the manufacturing costs of its products through engineering changes and effective price negotiations, and has been able to adjust the selling price of its products in reaction to changing prices.

Except for expansion of the lease fleet, capital expenditures for the remainder of the year are expected to be only those necessary for normal replacement of machinery and equipment. The Company believes that its existing cash, available line of credit, and cash generated from operations will be sufficient to meet capital expenditure and debt service requirements.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits
          EX-27 Financial Data Schedule - Nine months ended June 30, 1996

      (b) Reports on Form 8-K
          The Company did not file any Form 8-K's during the quarter ended June 30, 1996.

There has not been any additional information with respect to items listed in the Index, related to the periods being reported, which has not been previously reported or which, in the opinion of management, is of significance to the investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cavco Industries, Inc.
                                       -----------------------------------------
                                                    (Registrant)

Date  August 9, 1995                   /s/ Robert Ward
                                       -----------------------------------------
                                                    (Signature)
                                       Robert Ward, Vice President, Treasurer
                                       and Chief Financial Officer