Form 10-K
period 1996-09-30
CAVCO INDUSTRIES INC
filed 1996-12-30
CIK 278166

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended September 30, 1996 Commission File 0-8822

                             CAVCO INDUSTRIES, INC.

                      An Arizona Corporation No. 86-0214910

                1001 North Central, 8th Floor, Phoenix, AZ 85004

                    Registrant's Telephone No. (602) 256-6263

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each Class                                     on which registered
-------------------                                     -------------------

       None                                                    None

           Securities registered pursuant to Section 12(g) of the Act:

                     Five cent ($.05) Par Value Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1996 was $28,035,371.

         As of November 30, 1996, the issuer had 3,387,968 shares of its five cent ($.05) par value Common Stock outstanding.

         The Exhibit Index is located on Page    .

         The total number of pages is    .

                                     PART I


ITEM 1:  BUSINESS

RECENT DEVELOPMENTS:  PROPOSED MERGER.

     On December 4, 1996, Cavco Industries, Inc. ("Cavco" or the "Company") entered into an Agreement and Plan of Merger ("Merger Agreement") by and among Cavco, Centex Real Estate Corporation ("CREC"), MFH Holding Company, a Nevada corporation (the "Holding Company"), MFH Acquisition Company, an Arizona corporation and wholly-owned subsidiary of the Holding Company (the "Merger Subsidiary") and certain shareholders of Cavco, Al R. Ghelfi, the Chairman of Cavco, his spouse, Janet M. Ghelfi, and Janal Limited Partnership, an Arizona limited partnership ("Janal") (the "Shareholder Parties"). The purpose of the transactions contemplated by the Merger Agreement is to effect the acquisition by CREC, through its ownership of shares in the Holding Company, of approximately 78% of the equity interest in Cavco, with the remaining approximately 22% equity interest to be retained by the Shareholder Parties through their ownership of shares in the Holding Company. If the transactions contemplated by the Merger Agreement are consummated, all shares of Cavco Common Stock held by shareholders of Cavco other than the Shareholder Parties, together with 1,047,288 shares of Cavco Common Stock held by the Shareholder Parties, will be converted into the right to receive $26.75 in cash (or in the case of shareholders who exercise appraisal rights, the amount determined under applicable law). Consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including the approval of a majority of the outstanding shares of Cavco common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Form 10-K for additional information concerning the transactions contemplated by the Merger Agreement.

(a) GENERAL

     Cavco is the largest manufacturer of residential and recreational manufactured housing in Arizona. The Company began as an unincorporated association in 1965, manufacturing truck campers under the name Roadrunner Manufacturing Company. In 1966, the Company changed its name to Cavalier Manufacturing Company and it incorporated in 1968. In 1974, the Company changed its name to Cavco Industries, Inc.

     In November 1986, the Company began manufacturing relocatable commercial modular structures for sale or lease, marketed by a division of the Company doing business as CVC Leasing ("CVC"). In August 1994, the Company sold the relocatable commercial modular structures business of CVC and founded National Security Containers, Inc. ("NSC") to market and lease security storage containers and trailer vans. The Company owns 100% of NSC's stock.

     In March 1987 the Company founded Action Healthcare Management Services, Inc., ("Action," formerly known as Action Health Care, Inc.) to provide health care utilization management and other health care services. The Company owned approximately 93% of Action's stock. The Company sold the assets of Action on September 30, 1996.

     In December 1991, the Company founded Sun Built Homes, Inc., ("Sun Built") to develop manufactured housing subdivisions and sell manufactured homes in established subdivisions. The Company owns 100% of Sun Built's stock.

     The Company's executive office is located at 1001 N. Central, 8th Floor, Phoenix, Arizona 85004. Its telephone number is (602) 256-6263.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates principally in three industries: manufactured housing, leasing, and real estate development. Information with respect to net sales, operating profit (loss) and identifiable assets by industry segment is set forth in Note 11 of the Notes to Consolidated Financial Statements in Part II of this Form 10-K.

(c) NARRATIVE DESCRIPTION OF BUSINESS

I.   MANUFACTURED HOUSING

DESCRIPTION OF BUSINESS

     The Company is a manufacturer of quality residential and recreational manufactured housing. Cavco's manufactured housing products are manufactured in one of three facilities located in Arizona and transported in one or more sections for installation utilizing their own chassis on either temporary or permanent foundations. Although Cavco's manufactured housing products are designed to be transportable, fewer than five percent are ever moved from their original site after installation.

     The Company is subject to the regulations of federal and state agencies which dictate building codes for manufactured housing. In manufacturing its homes, Cavco implements efficient assembly line techniques and uses materials similar to those used in site-built homes. The Company purchases components from outside sources, installs electrical, plumbing and heating systems and fabricates sub-floors, walls and cabinets. Interior walls are constructed with a drywall material and exterior walls from wood products, vinyl lap, aluminum or anodized steel; roof construction utilizes asphalt shingles or galvanized steel.

     Cavco's housing products are distributed under various trademarks, with models available in a variety of floorplans ranging in size of approximately 399 square feet for a recreational/retirement park home to a range of 546 to 2,026 square feet for a residential home. A typical home includes a living room, dining room, one or two baths and one or more bedrooms. The base price of the Company's homes includes carpeting, major appliances, draperies and forced air furnaces. The Company offers numerous options and customizes models to meet the needs of different geographical areas. Retail prices of the Company's homes range from $19,000 to $100,000. The average price of a recreational/retirement park home is approximately $28,000, and the average price of a residential home is approximately $40,000.

METHOD OF DISTRIBUTION

     The Company sells its manufactured homes through a network of independent dealers and generally does not sell products directly to the general public, except for sales in certain subdivisions developed by the Company's Sun Built subsidiary. See "Description of Business -- Real Estate Development." The retail prices of the Company's manufactured homes are set by individual dealers and not by the Company. Many of the Company's independent dealers operate more than one retail outlet. The Company presently has approximately 200 outlets in 10 states, Canada and Japan, of which there are approximately 103 in Arizona, 27 in New Mexico, 20 in Colorado, 15 in Utah, 6 in Texas, 4 each in Nevada and Washington, 3 in California, 2 in Idaho, 1 in Oregon, 7 in Canada and 8 in Japan. Most of the Company's dealers sell competing products, although from time to time the Company also may enter into exclusive agreements with certain dealers.

     The Company's dealers finance their purchase of manufactured homes through floor plan financing arrangements with third-party lenders. Generally, the Company receives a commitment from the dealer's lender for each order, which is earmarked for the home ordered, identified by its serial number. The Company then manufactures the home and ships it to the dealer. The dealer is responsible for all shipping costs. Payment is due from the third party floor plan lender upon the dealer's notice of delivery and acceptance of the product. The length of time it takes to manufacture and ship a home after an order is placed varies according to the Company's backlog.

     The Company is contingently liable under terms of repurchase agreements with the third party lenders that provide dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of the manufacturer's products in the event the dealer defaults on payments. The risk of loss is spread over numerous dealers and financing institutions and is further offset by the resale value of repurchased units. The Company has not incurred any significant losses from these arrangements since its inception.

     The Company extends a limited warranty to original retail purchasers of manufactured housing products. The Company warrants structural components for 12 months and nonstructural components for 90 days. The Company's warranty does not extend to installation, setup or appliances. Appliances are warranted by their original manufacturer.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company has not experienced any material difficulty in purchasing its raw materials or component parts. The Company buys wood, wood products, aluminum, steel, tires, hardware, windows and doors from manufacturers and distributors located primarily in California and Arizona. Approximately 39 percent of the unit cost of the Company's manufactured homes is attributable to raw wood products. The majority of the other component parts of the Company's homes are purchased manufactured components.

PATENTS, TRADEMARKS AND LICENSES

     The Company does not own any material patents, licenses, franchises, trademarks or concessions in connection with its manufactured housing business. The Company does not sell or grant franchises to its dealers.

SEASONALITY

     The Company's manufactured housing business is not seasonal.

INVENTORY

     The Company does not maintain a significant finished product inventory.

CUSTOMERS

     The Company currently has approximately 200 independent dealer outlets. No dealer exceeded 10% of the Company's sales volume for the year ended September 30, 1996. The Company does not believe that the loss of any dealer would have a material adverse effect on the Company.

BACKLOG

     The Company's backlog of firm orders for manufactured homes as of September 30, 1996 was approximately $11,500,000 (710 floors) as compared with September 30, 1995, when the backlog was approximately $19,300,000. The Company currently requires approximately six to eight weeks to fill an order. The Company presently anticipates that the entire backlog at September 30, 1996 will be filled during the 1997 fiscal year.

GOVERNMENT CONTRACTS

     None of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the government.

COMPETITION

     The Company sells its manufactured housing products through independent dealers located in the states of Arizona, New Mexico, Colorado, Utah, Texas, Nevada, Washington, California, Idaho, Oregon, as well as Canada and Japan. The Company estimates that there are approximately 7 other manufacturers competing for a significant share of the Arizona market. The Company believes that its business represents an approximate 31% share of the Arizona market and a small share of the market in such other states. The largest competitors of the Company are Fleetwood Enterprises, Palm Harbor Homes, Inc., Schult Homes Corporation and Champion Enterprises, Inc. Most of these competitors have manufacturing facilities in Arizona and all have significantly greater financial, manufacturing and marketing resources than Cavco. The Company believes that competition in the manufactured housing industry is being affected by consolidation and by increasing competition from geographically diversified companies and vertically integrated competitors that combine manufacturing operations with other complementary services and operations, such as a retail sales network, mortgage financing, insurance and other services. The Company believes the principal factors affecting competition in the manufactured housing market are price, product quality and reliability, reputation and service.

RESEARCH AND DEVELOPMENT

     During the last two fiscal years, the amount the Company has spent on research and development was immaterial.

ENVIRONMENTAL CONTROLS

     The Company believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

EMPLOYEES

     The Company employs approximately 1,056 people in its manufacturing segment. Of these, 93 are salaried managerial, office and clerical workers; 946 are hourly production workers, and 17 are commissioned salespeople.

FOREIGN OPERATIONS

     The Company does not have any foreign operations.

II.  LEASING OPERATIONS

DESCRIPTION OF BUSINESS

     The Company sells and leases security storage containers ("containers") and trailer vans ("vans") through its NSC subsidiary. The containers are used ocean cargo containers, previously used for secure overseas shipment of packaged goods. The Company purchases the containers from various vendors and refurbishes them at its own fabricating facility or by using various outside contractors. The Company patches, sands, repaints and installs its patented locking units on the containers before transferring them to its leasing branch offices. The vans are purchased from various transportation companies usually through brokers, transported to the Company's leasing branches and refurbished at its own facilities or using outside contractors. Generally, the vans leased by the Company are used for ground transportation of goods.

METHOD OF DISTRIBUTION

     NSC currently sells or leases containers and vans directly to customers through nine offices located in Arizona, Texas, Colorado, Louisiana and Tennessee. At the customer's request, NSC will contract or use its own equipment to deliver the container or van to the customer's site. Pricing is dependent upon competition and demand within each geographical area.

SOURCES AND AVAILABILITY OF PRODUCTS

     NSC has not experienced, and does not anticipate, any significant difficulty in purchasing containers or trailer vans in sufficient quantity to supply its business.

PATENTS, TRADEMARKS AND LICENSES

     NSC owns a patent on a single lever locking system designed to secure its containers. The patent expires in June 2014.

GOVERNMENT CONTRACTS

     None of NSC's business is subject to renegotiation of profits or termination of contracts at the election of the government.

COMPETITION

     Competition in the container and van leasing business in the Company's markets consists primarily of privately owned companies that concentrate on container sales. The Company believes that the principal factors affecting competition in the leasing business are price and service.

RESEARCH AND DEVELOPMENT

     During the year, the amount NSC has spent on research and development was immaterial.

CUSTOMERS; SEASONALITY

     NSC sells or leases containers and vans directly to any business with a need for additional storage space. Typical customers include retail stores, construction companies, and educational and government institutions. NSC experiences seasonal upturns during holiday periods, when retailers require storage space for extra merchandise. The terms of the leases generally range from one month to three years, with an average rental period of six months. The Company believes that there is increasing demand throughout the business community for secure storage due to increasing theft and vandalism. The business of NSC is not dependent upon any one customer.

ENVIRONMENTAL CONTROLS

     The Company believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on the capital expenditures, earnings or competitive position of NSC.

EMPLOYEES

     NSC has approximately 71 employees. Of these, approximately 6 are executives or managers, 10 are branch managers, 14 are sales representatives, 29 are hourly production and transportation workers, and 12 are office and clerical workers.

FOREIGN OPERATIONS

     NSC does not have any foreign operations.


III. REAL ESTATE DEVELOPMENT

DESCRIPTION OF BUSINESS

     The Company organized its Sun Built subsidiary in December 1991, to develop manufactured housing subdivisions, purchase developed lots and to sell manufactured homes in established subdivisions. The Company has generally sought to acquire land with the intent to complete the sale of housing units within 36 to 60 months from the date of acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or already developed. Homes sold by Sun Built are manufactured by the Company at the Company's existing manufacturing plants. The average size of these homes ranges from 576 to 1,800 square feet, with retail selling prices ranging from $30,200 to $86,800, excluding the land. Competition is intense in the residential development market. Pricing is dependent upon competition and demand within each geographical area.

METHOD OF DISTRIBUTION

     Sun Built sells lots in its subdivisions and manufactured homes directly to the consumer. Sun Built does not provide financing to its customers, but may from time to time assist customers in obtaining third party lender financing. Sun Built distributes its products through fully developed subdivisions in which Sun Built either has an agreement to sell the homes or may have a percentage of ownership.

SOURCES AND AVAILABILITY OF PRODUCTS

     Sun Built has not experienced, and does not anticipate, any problems in purchasing its manufactured homes, all of which are produced by the Company.

PATENTS, TRADEMARKS AND LICENSES

     Sun Built does not own any materially significant patents, licenses, franchises, trademarks or concessions. Sun Built does not sell or grant franchises.

GOVERNMENT CONTRACTS

     None of Sun Built's business is subject to renegotiation of profits or termination of contracts at the election of the government.

COMPETITION

     Sun Built competes with a large number of firms, most of which have substantially greater financial, marketing and development resources than Sun Built. To date, all of Sun Built's development and sale of lots and manufactured homes has been made in Arizona. The residential housing industry is essentially a local business and is intensely competitive. The industry is cyclical and is affected by changes in local economic conditions, long-term and short-term interest rates, federal mortgage financing programs and, to a lesser extent, changes in property taxes and energy costs, federal income tax laws and various demographic factors. The Company believes the main competitive factors affecting Sun Built's operations are price, location, quality and design of homes, availability and cost of land, development and product acquisition cost, marketability and reputation.

RESEARCH AND DEVELOPMENT

     During the last fiscal year, the amount Sun Built has spent on research and development was immaterial.

ENVIRONMENTAL CONTROLS

     The Company believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on the capital expenditures, earnings or competitive position of Sun Built.

EMPLOYEES

     Sun Built has 2 employees: 1 project manager and 1 salesperson.

FOREIGN OPERATIONS

     Sun Built does not have any foreign operations.


ITEM 2:  PROPERTIES

I.   MANUFACTURED HOUSING

     The Company's executive, accounting and engineering offices are located at 1001 N. Central Avenue, Suite 800, Phoenix, Arizona. In June, 1996, the Company entered into a 5-year lease for 20,188 square feet of office space. Approximately 5,000 square feet is occupied by offices of NSC. Lease payments total $18,506 per month for the first two years, $18,926 for the third year, and $19,347 for the fourth and fifth years. The Company may exercise two 5-year options on the property.

     The Company entered into a 5-year lease in February, 1993, consisting of approximately 188,000 square feet which are primarily production facilities with some office space, located at 1300 S. Litchfield Road, Goodyear, Arizona. In December, 1993, The Company added 5,860 square feet to the lease. The Company produces manufactured homes on this property. The cost of the lease is $18,423 per month. The Company has three 5-year options it may exercise on this property.

     The Company acquired the manufacturing facilities located at 2502 W. Durango, Phoenix, Arizona in August, 1988. On this property are buildings totaling approximately 75,000 square feet, which are primarily production facilities with some office space. The Company produces manufactured homes on this property. The loan on this property is amortized over a 13 year term. A payment of $8,070, plus interest at prime plus 1%, is due monthly, with the balance due and payable in August, 2002. Debt secured by the property totaled $1,154,068 and $1,250,913 at September 30, 1996 and 1995, respectively.

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

     In September, 1996 the Company purchased approximately 22 acres of land located at 80 Don Luis Trijello Blvd., Belen, New Mexico. The Company is building a 140,000 square foot production facility on this property, which will include 8,000 square feet of office space. Total construction costs will approximate $4.8 million. The facility will be used to produce manufactured homes. Production is scheduled to begin in fiscal 1997, under a newly formed subsidiary, Cavco Industries of New Mexico, Inc.

     All of the properties on which the Company's plants are located contain sufficient room to expand production, if necessary. The Company believes its plants, equipment and offices are in good condition and are adequate for the Company's foreseeable business requirements.


II.  LEASING OPERATIONS

     NSC's executive and accounting offices are located at 1001 N. Central Avenue, Suite 800, Phoenix, Arizona. See first paragraph of Manufactured Housing section above.

     NSC's Phoenix branch is located at 2229 W. Roosevelt, Phoenix, Arizona. In June, 1994, NSC entered into a 3-year lease, commencing September 1, 1994 for a
2.5 acre lot with a 2,100 square foot building. Monthly lease payments are $2,500. NSC uses the property for its leasing and sales office, and to store unleased containers.

     NSC's Tucson branch is located at 7011 N. Camino Martin, Tucson, Arizona. In October, 1996 NSC entered into a 3-year lease. Monthly lease payments are $915. NSC uses the property for its leasing and sales office, and to store unleased containers.

     NSC has a leasing and sales location on rented property at 15960 East Colfax Avenue, Aurora, Colorado. The lease is effective December 1, 1995 and expires November 30, 2000. Monthly rent is $2,250. NSC uses the property for its leasing and sales office, and to store unleased containers.

     In January, 1996 NSC became the assignee of a lease for premises at 1819 W. Northwest Highway, Dallas, Texas. The property consists of approximately 8.16 acres of land with office and warehouse space. NSC uses the property for its leasing and sales office, as well as for storage of unleased containers and trailer vans. The lease terminates on December 31, 2000 and requires rent payments of $4,500 per month.

     NSC entered into a 5-year lease, commencing August 1, 1994 for approximately 2.25 acres of fenced-in land with a 2,400 square foot office building and a 2,800 square foot maintenance building. The property is located at 13390 I-35 South, Von Orney, Texas. One of the buildings is used as a leasing and sales office for NSC's San Antonio branch. The other building is used for repair and maintenance of containers. The land is also used to store unleased containers and trailer vans. Monthly rent on the property totals $2,250. NSC has an option to renew the lease for an additional 5-year term.

     NSC relocated its Houston branch to 11827 Eastex Freeway, Houston, Texas. The property consists of approximately 8.81 acres of land, which will be used for storage of unleased containers and trailer vans. NSC purchased a modular office building to use as a leasing and sales office at this location. The lease term of the property is 36 months, commencing December 1, 1995, with monthly rent of $4,000.

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

     In May, 1995, NSC purchased 8 acres of land at 7180 Copper Queen, El Paso, Texas. The Company constructed a maintenance facility on the property for refurbishment and repair of its lease fleet. The facility is approximately 7,500 square feet and includes 2,688 square feet of office and warehouse space.

     NSC leases a 10 acre parcel of land at Lot #D, Block 4, Copperfield Industrial Park, El Paso, Texas. The Company uses the land for storage of its trailer vans. Monthly rent payments are $4,400. The lease commenced in November, 1996 and terminates in May, 1997, at which point it continues on a month-to-month basis.

III. REAL ESTATE DEVELOPMENT

     A Sun Built sales office is located at 496 W. Windham Blvd., Green Valley, Arizona, in a model home at its Canyon View subdivision. The home is 1,010 square feet. The home and land were purchased by Sun Built for approximately $91,000.


ITEM 3:  LEGAL PROCEEDINGS

     The Company is subject to certain legal proceedings and claims that arise in the conduct of its business. In the opinion of management, the amount of liability, if any, as a result of these claims and proceedings is not likely to have a material effect on the financial condition or results of operations of the Company.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the 1996 fiscal year.

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a) The Registrant's stock is traded over the counter through the National Association of Securities Dealers under the symbol CVCO. The following quotations reflect inter-dealer prices without retail mark-up or mark-down or commission and may not necessarily represent actual transactions. All prices have been adjusted (rounded to nearest 1/8) to reflect a three-for-two stock split effective December 1994.

Year Ended September 30, 1996

                                           Bid                          Asked
                                           ---                          -----
                                    High          Low           High          Low
                                    ----          ---           ----          ---
First Quarter                       12-1/8         9-3/4        12-3/4        10-1/2
Second Quarter                      14-3/4        11-1/2        15-1/4        12-1/4
Third Quarter                       18            13            18-1/4        13-3/4
Fourth Quarter                      19-3/4        13-5/8        20-3/8        14-3/8

Year Ended September 30, 1995

                                           Bid                          Asked
                                           ---                          -----
                                    High          Low           High          Low
                                    ----          ---           ----          ---
First Quarter                       13-5/6        10-5/6        14-1/2        11-1/2
Second Quarter                      12            9-3/4         13            10-1/4
Third Quarter                       11-3/4        8-1/2         12-3/4        9
Fourth Quarter                      10-3/8        8-3/4         11-1/4        9-3/4

(The source of the above quotation is NASDAQ.)

(b) As of September 30, 1996, there were approximately 241 record holders of the Company's Common Stock.

         The Company has never paid dividends and has no plans to pay dividends in the foreseeable future in the event that the transactions contemplated by the Merger Agreement are not consummated for any reason. Certain financial covenants in loan agreements to which the Company is a party restrict the payment of dividends. See Note 5 of Notes to Consolidated Financial Statements. In the event that the transactions contemplated by the Merger Agreement are consummated, or alternatively, in the event that the Merger Agreement is terminated in certain circumstances, the Shareholder Parties and CREC have entered into certain agreements to cause the Company to pay dividends in certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Form 10-K.

ITEM 6:  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The selected financial data presented below have been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report covering the consolidated balance sheets as of September 30, 1996 and 1995 and the related consolidated statements of earnings and cash flows for each of the three years in the period ended September 30, 1996 also is included elsewhere herein. The consolidated statement of earnings data for the years ended September 30,1993 and 1992 and the consolidated balance sheet data as of September 30, 1994, 1993, and 1992 are derived from audited financial statements not included herein.

                                                         Five Year Summary of Financial Data
                                                             Years Ended September 30,
                                    ---------------------------------------------------------------------------
                                        1996             1995           1994           1993            1992
                                        ----             ----           ----           ----            ----
Earnings Statement Data:

  Net sales                         $130,105,136     112,682,132     90,596,038     56,326,371      41,622,896
  Net income from
    continuing operations           $  6,932,958       4,643,662      3,897,192      1,897,160       1,371,055
  Income per share from
    continuing operations           $       2.05            1.37           1.15            .56             .41


Balance Sheet Data:

  Total assets                      $  65,445,890     51,811,939     41,878,513     30,703,330      25,875,595
  Long term obligations             $  17,149,739     13,970,960      6,013,047      7,853,985       7,209,131
  Net stockholders' equity          $  28,670,656     22,383,195     18,145,544     11,467,392       9,325,115

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS:  PROPOSED MERGER

         On December 4, 1996, Cavco entered into the Merger Agreement by and among Cavco, CREC, the Holding Company, the Merger Subsidiary and the Shareholder Parties. The Shareholder Parties are Al R. Ghelfi, the Chairman of Cavco, his spouse, Janet M. Ghelfi and Janal, an Arizona limited partnership. The general partners of Janal are trusts of which Al R. Ghelfi and Janet M. Ghelfi are the sole trustees. Janal is the holder of 1,650,000 shares of Cavco common stock, representing approximately 48.7% of the outstanding shares. Al R. Ghelfi and Janet M. Ghelfi individually hold, as their community property, an additional 180,729 shares of Cavco common stock, representing approximately 5.32% of the outstanding shares.

         The purpose of the Merger Agreement is to effect the acquisition by CREC, through its ownership of shares in the Holding Company, of approximately 78% of the equity interest in Cavco, with the remaining approximately 22% equity interest to be retained by the Shareholder Parties through their ownership of shares in the Holding Company. If the transactions contemplated by the Merger Agreement are consummated, all shares of Cavco Common Stock held by shareholders of Cavco other than the Shareholder Parties, together with 1,047,288 shares of Cavco Common Stock held by the Shareholder Parties, will be converted into the right to receive $26.75 in cash (or in the case of shareholders who exercise appraisal rights, the amount determined under applicable law), as more particularly described below.

         Consummation of the transactions set forth in the Merger Agreement is conditioned, among other things, upon the Merger Agreement being approved and adopted by the holders of a majority of the outstanding shares of Cavco Common Stock, expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, absence of any injunction or certain other legal matters restraining or prohibiting such transactions, the truth and accuracy of certain representations and warranties, compliance with certain covenants contained in the Merger Agreement and other usual and customary closing conditions.

         If the transactions contemplated by the Merger Agreement are consummated, the Merger Subsidiary will merge with and into Cavco (the "Merger"), the Shareholder Parties will contribute 783,441 shares of Cavco Common Stock to the Holding Company in exchange for Holding Company shares, and all other shares of Cavco Common Stock (other than shares held by shareholders who exercise appraisal rights under Arizona law) will be converted into the right to receive $26.75 per share in cash (the "Merger Consideration"). In exchange for Holding Company shares, CREC will contribute cash to the Holding Company in an amount sufficient to pay the Merger Consideration and any amounts payable to dissenting shareholders. Each Merger Subsidiary share that is outstanding will be converted into the right to receive one share of common stock in Cavco, as the surviving corporation, and the corporate existence of the Merger Subsidiary will cease.

         Upon consummation of the transactions contemplated by the Merger Agreement, Cavco, as the surviving corporation, will be a wholly owned subsidiary of the Holding Company. CREC will hold approximately 78% of the common stock of the Holding Company, and the Shareholder Parties will hold the remaining approximately 22% of such common stock. CREC, the Holding Company and the Shareholder Parties have agreed to enter into a Shareholders'

Agreement upon consummation of the Merger, pursuant to which all of their shares will be subject to certain transfer restrictions, and the shares held by the Shareholder Parties will be subject to certain put options (beginning in 2000) and certain call options (beginning in 2002) whereby CREC may acquire all of the Shareholder Parties' interest in the Holding Company on the terms and conditions set forth therein (the "Holding Company Shareholders' Agreement"). The Holding Company Shareholders' Agreement also provides for certain rights of the Shareholder Parties and CREC to designate directors, super-majority board approval requirements for significant actions and transactions and agreements relating to the payment of dividends. The descriptions set forth in this Report of the transactions contemplated by the Merger Agreement and the proposed Holding Company Shareholders' Agreement are qualified in their entirety by reference to the Merger Agreement, a copy of which is incorporated herein by reference as an Exhibit to this Report, and to the Holding Company Shareholders' Agreement, a copy of which is attached as Exhibit D to the Merger Agreement.

         The Merger Agreement provides that the Merger Agreement may be terminated by the parties in certain circumstances, including by mutual consent, or by either party in the event of (i) regulatory, governmental or judicial actions restraining or prohibiting the transaction, (ii) failure to obtain the required shareholder approval, (iii) a material violation or breach by the other party of the representations, warranties and covenants contained in the Merger Agreement, or (iv) failure to consummate the Merger by December 31, 1997. In addition, either party may terminate the Merger Agreement in the event the Board of Directors of Cavco shall have authorized Cavco to enter into an agreement with a third party with respect to an alternative acquisition proposal meeting certain conditions specified in the Merger Agreement, as summarized below.

         Cavco has agreed that, upon execution of the Merger Agreement and until the transactions contemplated thereby have been consummated (or until the Merger Agreement is terminated), neither Cavco nor its representatives will initiate any contact with, solicit, encourage or enter into or continue any discussions, negotiations, understandings or agreements with any third parties with respect to any other acquisition proposal or disclose any non-public information regarding Cavco or any of its businesses to such third parties. Notwithstanding the foregoing, to the extent that the Board of Directors of Cavco (or a committee thereof) reasonably determines based on the advice of its counsel that it is required to do so by virtue of its fiduciary obligations under applicable law, the Company may furnish and discuss non-public information concerning Cavco or its businesses in response to unsolicited requests therefor and may participate in discussions and negotiations and enter into agreements regarding an alternative transaction, provided certain conditions are met. In general, Cavco may furnish and discuss such information with any third party the Board of Directors reasonably determines is financially qualified to consummate a proposed transaction and may enter into negotiations with such a third party if
(i) the consideration to be paid to the shareholders other than the Shareholder Parties under the alternative transaction exceeds by at least $1,000,000 the amount payable to such shareholders under the Merger Agreement; (ii) the alternative transaction is not subject to any conditions or limitations which make it not likely to be consummated; (iii) the terms and conditions of the alternative transaction are no less favorable to such shareholders than the transactions contemplated by the Merger Agreement, (iv) Cavco shall have timely notified CREC of the alternative transaction and (v) CREC shall not have delivered to Cavco a counteroffer topping such alternative transaction by at least $1,000,000 in consideration to the shareholders other than the Shareholder Parties (a "Topping Offer"). In general, Cavco may enter into an agreement with a third party with respect to such transaction if (i) the foregoing conditions are met, (ii) the third party offer has not been materially and adversely modified, (iii) at least ten days shall have passed since CREC was notified, and CREC shall not have responded with a Topping Offer and (iv) Cavco has paid to CREC certain termination fees and expenses described below.

         The Merger Agreement provides for payment to CREC by Cavco of a termination fee of $2,500,000 and reimbursement of certain expenses in an amount up to $300,000 in the event that the Merger Agreement is terminated by Cavco in order to accept an alternative proposal from a third party as described above, or if the Merger Agreement is terminated for any other reason, other than (i) by mutual consent; (ii) certain governmental actions restraining or prohibiting the transaction; (iii) because the Merger has not been consummated by December 31, 1997 and CREC elects to terminate; or (iv) because Cavco and the Shareholder Parties have elected to terminate due to a material violation or breach by CREC. The Merger Agreement also provides for the payment to Cavco by CREC of a termination fee and reimbursement of expenses, in the same amounts, in the event that the Merger Agreement is terminated because (i) the Merger has not been consummated by December 31, 1997 and CREC elects to terminate, or (ii) Cavco and the Shareholder Parties elect to terminate due to a material violation or breach by CREC.

         The foregoing descriptions of certain provisions of the Merger Agreement are qualified in their entirety by reference to the Merger Agreement, a copy of which is incorporated herein by reference as an Exhibit to this Report.

         As stated above, one of the conditions for consummation of the transactions set forth in the Merger Agreement is the approval of the holders of a majority of the outstanding shares of Cavco common stock. On December 4, 1996, the Shareholder Parties entered into a Voting Agreement with CREC, whereby the Shareholder Parties agreed to vote all 1,830,729 shares of Cavco common stock owned by them (representing approximately 54% of the total shares presently outstanding) in favor of the Merger Agreement and against any inconsistent transactions. In addition, the Shareholder Parties have agreed to restrict their ability to sell or transfer any such shares or to grant any proxies or to enter into any other voting arrangements with respect to such shares. The descriptions set forth in this Report of the terms of the Voting Agreement are qualified in their entirety by reference to the Voting Agreement, a copy of which is incorporated herein by reference as an Exhibit to this Report.

         Also on December 4, 1996, the Shareholder Parties entered into a Stock Purchase Agreement with CREC, whereby the parties have agreed that in the event the Merger Agreement is terminated for any reason other than (i) by mutual consent, (ii) because the Merger has not been consummated by December 31, 1997 and CREC elects to terminate, or (iii) because of a material violation or breach by CREC, the Shareholder Parties will sell to CREC, and CREC will purchase from the Shareholder Parties, an aggregate of 1,047,288 shares of Cavco Common Stock (representing approximately 31% of the total shares presently outstanding) (the "Subject Share Purchase"). If the transactions contemplated by the Stock Purchase Agreement are consummated, the Shareholder Parties and CREC have agreed to enter into a Shareholders' Agreement with regard to their shares of Cavco Common Stock (the "Cavco Shareholders' Agreement") and to use their best efforts to cause the Company to become a party thereto. The Cavco Shareholders' Agreement provides for certain transfer restrictions on the Cavco Common Stock held by CREC and the Shareholder Parties and provides that such shares will be subject to certain put options (beginning in 2000) and certain call options (beginning in 2002) whereby CREC may acquire all of the Shareholder Parties' Cavco common stock on the terms and conditions set forth therein. The Cavco Shareholders' Agreement also provides certain agreements among the Shareholder Parties and CREC with respect to the election of directors, super-majority board approval requirements for significant actions and transactions and agreements relating to the payment of dividends. The descriptions set forth in this Report of the terms of the Stock Purchase Agreement and the proposed Cavco Shareholders' Agreement are qualified in their entirety by reference to the Stock Purchase Agreement, a copy of which is incorporated herein by reference as an Exhibit to this Report and to the Cavco Shareholders' Agreement, the form of which is attached as Exhibit B to the Stock Purchase Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company ended fiscal 1996 with working capital of $9,381,984 compared to $8,168,792 at the end of fiscal 1995. The Company's cash position improved as a result of cash generated from operations and the receipt of proceeds from its long term funding source for additions to NSC's lease fleet.

     Uses of cash 1996 included capital expenditures of $13.8 million, increases in notes receivable of $.4 million and additions to investments in partnerships of $.1 million. The Company increased its NSC lease fleet by $11.8 million and spent $2 million on property, plant and equipment additions. Property, plant and equipment additions include $590,000 spent on land and a building for NSC's El Paso location. Another $210,000 was used to purchase delivery vehicles for NSC. The Company also spent approximately $520,000 on various computer programs, network and communication systems.

     The Company has a $4 million revolving bank line of credit that may be used from time to time to fund working capital needs. The Company borrowed and repaid $800,000 on this line during the year. Available borrowings are subject to a borrowing base formula based on inventories and accounts receivable. The Company had no amounts outstanding under the line of credit at the end of fiscal 1996. Sun Built has a $1,400,000 line of credit that is used to finance purchases of manufactured homes for its subdivisions. Repayments are made from proceeds on the sales of the homes. During fiscal 1996, Sun Built borrowed $1,977,776 and repaid $2,296,958 on its line of credit and approximately $700,000 remained available for borrowing at the end of fiscal 1996. NSC has a $15 million line of credit arrangement to support its lease fleet expansion. The lending institution advanced $7,000,000 during 1996. The Company repaid $2,333,323 on this line during 1996. The remaining $1,036,216 of long term debt repayments in fiscal 1996 were for mortgages and other loans of the Company. The Company received $1.2 million of proceeds from the sale of lease fleet units and $1.7 million of proceeds from collections on notes receivable in the normal course of its business during fiscal 1996.

The Company plans capital expenditures in fiscal 1997 of approximately $4.8 million budgeted for construction of a new manufacturing facility in Belen, New Mexico, to be financed in part through industrial revenue bond financing currently under negotiation. The Company also plans to invest up to $500,000 in fiscal 1997 for computer software and system hardware upgrades. The Company believes that its existing cash, available borrowings, lines of credit, and cash generated from operations will be sufficient to meet capital expenditure, debt service and other liquidity requirements for the next fiscal year.

During the past three years, inflation has not had a significant impact on the Company's operations. The Company has demonstrated its ability to adjust the manufacturing costs of its products through engineering changes and effective price negotiations, and has been able to adjust the selling price of its products in response to changing costs.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

     Sales for fiscal 1996 were $130,105,136, an increase of $17,423,004 or 15.5% over the $112,682,132 reported for 1995. Manufacturing operations accounted for $11.3 million of the increase primarily as a result increased capacity due to plant expansion, improved productivity and improved market conditions. The leasing subsidiary contributed $3.3 million of the increase, as a result of expanding its lease fleet and adding 4 new branch locations. The real estate development subsidiary provided $2.8 million of the increase, as a result of completion of development activity, increased sales at its subdivisions and the sale of 50 homes to a customer in December 1995.

     Gross profit margins increased to 21.0% compared to 18.8 percent in 1995. Margins in the manufacturing operations increased to 19.2% in 1996 from 17.4% in 1995. Improved efficiencies and higher sales volumes lended to this increase. In addition, prior year margins were unfavorably affected by a low margin manufactured home model offered in the spring of 1995. The leasing operations achieved a 50.1% gross margin in fiscal 1996, compared to 51.4% in fiscal 1995. The real estate development operations had a gross margin of 15.4% in fiscal 1996, compared to 14.4% in fiscal 1995.

     Selling, general and administrative expenses increased overall by $2,298,858, or 18%, in fiscal 1996. Approximately $1.4 million of the increase is attributable to the leasing operations, due to increases in wages, rent and other office costs as the subsidiary continues to develop its corporate office and open additional branch locations. Selling, general and administrative expense increases of $720,965, in the manufactured housing segment resulted primarily from increased employee bonuses, which are based on the pre-tax operating profits of the Company. The $594,502 increase in interest expense in fiscal 1996 reflects increased finance costs incurred for expansion of the lease fleet.

     In fiscal 1996, net income was $6,237,461 or $1.84 per share, compared to $4,237,651 or $1.25 per share in fiscal 1995, an increase of approximately 47%. The increase in net income was a result of improved sales and gross margins and increased efficiencies. Income from continuing operations in fiscal 1996 was $6,932,958 or $2.05 per share, an approximately 49% increase of $2,289,296 or $.68 per share, over the $4,643,662, or $1.37 per share, reported in fiscal 1995. Losses from discontinued operations in fiscal 1996 totaled $695,497 ($339,942 from Action, $355,555 from CVC), compared to $406,011 in 1995
($110,130 from Action, $295,881 from CVC).

FISCAL 1995 COMPARED TO FISCAL 1994

     Sales for fiscal 1995 were $112,682,132, an increase of $22,086,094, or 24.4% sales of $90,596,038 in fiscal 1994. The leasing subsidiary provided approximately $5,000,000 in sales, or 23% of the increase. The manufactured housing operations accounted for the remaining increase. Plant expansions and upgrades to machinery allowed production levels to increase at all facilities. The new manufacturing facility added in May 1993 had the most significant favorable impact.

     Gross profit margins increased to 18.8% in fiscal 1995, compared to 18.1% in fiscal 1994. Margins in the manufactured housing operations decreased from 18.2% in fiscal 1994 to 17.4% in fiscal 1995, primarily due to the Company's offering of a series of low cost, low margin special floor plans in the spring. The decrease in manufacturing margins was more than offset in fiscal 1995 by the achievement of a 51.4% gross profit margin in the leasing operations.

     Selling, general and administrative expenses increased overall by $3,064,564, or 31%, in fiscal 1995. Most of the increase was due to expansion of the leasing operations in fiscal 1995. The $542,237 increase in interest expense reflects increased finance costs incurred from the Company's use of its lines of credit.

     In fiscal 1995, net income was $4,237,651 or $1.25 per share, compared to $6,605,678 or $1.95 per share in fiscal 1994, a decrease of approximately 36%. The decrease in net income was a result of the gain from the sale of discontinued leasing operations in fiscal 1994. Income from continuing operations in fiscal 1995 was $4,643,662 or $1.37 per share, an approximately 19% increase of $746,470 or $.22 per share, over the $3,897,192, or $1.15 per share, reported in fiscal 1994. Income from discontinued operations and from the gain on the sale of discontinued leasing operations in fiscal 1994 was $436,167 and $2,272,319, respectively, compared to a loss from discontinued operations in 1995 of $406,011.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                     20

Consolidated Financial Statements:

     Consolidated Balance Sheets - September 30, 1996 and 1995               21

     Consolidated Statements of Earnings -
                  Years Ended September 30, 1996, 1995 and 1994              23

     Consolidated Statements of Cash Flows -
                  Years Ended September 30, 1996, 1995 and 1994              24

Notes to Consolidated Financial Statements                                   25

Note: Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cavco Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CAVCO INDUSTRIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavco Industries, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                                  Arthur Andersen LLP


Phoenix, Arizona,
December 4, 1996.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1996 and 1995

                                     Assets


                                                                 1996              1995
                                                             -----------       -----------
Current Assets
     Cash and cash equivalents                               $13,298,107         8,140,730

     Receivables
          Trade accounts, net of $969,000 and $280,000
               reserve for uncollectible accounts in
               1996 and 1995, respectively                     2,412,340         3,164,862
          Notes, net of $332,000 reserve in 1996                 627,241           511,302
          Other                                                  145,714           509,369
                                                             -----------       -----------
                Total  receivables                             3,185,295         4,185,533
                                                             -----------       -----------

     Inventories
          Manufacturing:
               Work in process                                   852,716           807,949
                Raw materials                                  3,869,300         2,971,581
          Real estate held for sale                            6,156,056         6,133,089
                                                             -----------         ---------
               Total inventories                              10,878,072         9,912,619
                                                             -----------       -----------

     Prepaid expenses                                            619,791           834,713
     Deferred tax charge                                       1,026,214           552,981
                                                             -----------       -----------
               Total current assets                           29,007,479        23,626,576
                                                             -----------       -----------

Notes receivable, net of current portion                       1,501,685         1,162,415

Property, plant and equipment, at cost                        15,241,264        14,285,539
     Less accumulated depreciation                             5,246,987         4,666,351
                                                             -----------         ---------
          Net property, plant and equipment                    9,994,277         9,619,188
                                                             -----------       -----------

Assets under lease                                            22,188,592        14,366,138
     Less accumulated depreciation                               876,594           596,007
                                                             -----------       -----------
          Net assets under lease                              21,311,998        13,770,131
                                                             -----------       -----------

Investment in partnerships                                     2,644,075         2,534,703
Other assets                                                     986,376         1,098,926
                                                             -----------         ---------
                                                             $65,445,890        51,811,939
                                                             ===========       ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1996 and 1995

                      Liabilities and Stockholders' Equity


                                                             1996              1995
                                                          -----------       -----------
Current liabilities
     Notes payable                                        $   703,682         1,022,864
     Current installments of long term debt                 3,409,763         2,444,248
     Accounts payable                                       4,990,907         5,009,125
     Accrued expenses                                       7,957,659         6,939,129
     Income taxes                                           2,563,484            42,418
                                                          -----------       -----------
          Total current liabilities                        19,625,495        15,457,784
                                                          -----------       -----------

Long term debt, excluding current installments             15,479,607        12,692,661

Deferred income taxes                                       1,670,132         1,278,299

Stockholders' equity
     Common stock, $.05 par value; 8,000,000 shares
       authorized; 3,387,968 and 3,382,968 shares
       issued and outstanding in 1996 and 1995,
       respectively                                           169,399           169,149
     Capital in excess of par value                           361,804           312,054
     Retained earnings                                     28,139,453        21,901,992
                                                          -----------       -----------
          Net stockholders' equity                         28,670,656        22,383,195
                                                          -----------        ----------
                                                          $65,445,890        51,811,939
                                                          ===========       ===========







        The accompanying notes are an integral part of these consolidated financial statements.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years Ended September 30, 1996, 1995 and 1994


                                                                 1996                1995                1994
                                                             ------------        ------------        ------------
Net sales                                                    $130,105,136         112,682,132          90,596,038

Cost of sales                                                 102,801,345          91,469,469          74,238,342
                                                             ------------        ------------        ------------
   Gross profit                                                27,303,791          21,212,663          16,357,696

Selling, general and administrative expenses                   15,197,212          12,898,354           9,833,790
                                                             ------------        ------------        ------------
   Operating income                                            12,106,579           8,314,309           6,523,906
                                                             ------------        ------------        ------------
Other income (expense):
   Interest income                                                519,802             287,385             175,957
   Interest expense                                            (1,590,054)           (995,552)           (453,315)
   Miscellaneous                                                  521,431             152,940             156,444
                                                             ------------        ------------        ------------
                                                                 (548,821)           (555,227)           (120,914)
                                                             ------------        ------------        ------------

Income from continuing operations before income taxes          11,557,758           7,759,082           6,402,992

   Income taxes                                                 4,624,800           3,115,420           2,505,800
                                                             ------------        ------------        ------------

Income from continuing operations                               6,932,958           4,643,662           3,897,192
                                                             ------------        ------------        ------------
Discontinued operations:
   Income (loss) from operations of Action (less
   income taxes of ($188,200), ($73,420) and
   $21,300 for 1996, 1995 and 1994, respectively)                (282,202)           (110,130)             31,660

   Loss on sale of Action (less income taxes of
($38,500))                                                        (57,740)                 --                  --

   Income (loss) from operations of CVC Leasing (less
   income taxes of ($237,100), ($194,000) and
   $260,800 for 1996, 1995 and 1994, respectively)               (355,555)           (295,881)            404,507

   Gain on sale of CVC (less income taxes of $  1,465,000)             --                  --           2,272,319
                                                             ------------        ------------        ------------

Net income                                                   $  6,237,461           4,237,651           6,605,678
                                                             ============        ============        ============

Income per share from continuing operations                  $       2.05                1.37                1.15

Income (loss) per share from operations of
discontinued Action subsidiary                                       (.08)               (.03)                .01
Loss per share from sale of Action subsidiary                        (.02)                 --                  --
Income (loss) per share from operations of
discontinued CVC division                                            (.11)               (.09)                .12
Income per share from gain on sale of CVC division                     --                  --                 .67
                                                             ------------        ------------        ------------

Net income per share                                         $       1.84                1.25                1.95
                                                             ============        ============        ============



        The accompanying notes are an integral part of these consolidated financial statements.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 1996, 1995 and 1994



                                                                   1996                1995              1994
                                                               ------------        -----------        ----------
Cash flows from operating activities:
     Net income                                                $  6,237,461          6,605,678
     Adjustments to reconcile net income to
     net cash provided by operating activities:
        Gain on sale of CVC Leasing division                             --                 --        (3,737,319)
        Depreciation and amortization expense                     1,818,825          1,727,696
        Provision for losses on receivables                         688,675            280,000                --
        Provision for deferred income taxes                         (81,400)           703,929          (455,900)
        (Gain) loss on sales of assets under lease                1,278,990           (389,409)         (118,512)

     Change in assets and liabilities:
        (Increase) decrease in receivables                           63,847          1,160,874          (581,448)
        (Increase) decrease in manufacturing inventories           (942,486)          (641,325)       (3,739,014)
        (Increase) decrease in real estate held for sale             99,033         (1,067,249)       (2,833,311)

        (Increase) decrease in prepaid expenses                     214,922           (373,198)          117,989
        (Increase) decrease in other assets                          17,777           (241,244)         (481,330)
        Increase (decrease) in accounts payable                     (18,218)           (83,062)        1,305,794
        Increase (decrease) in accrued expenses                   1,018,530            466,753         2,252,398
        Increase (decrease) in income taxes                       2,521,066         (2,583,262)        2,313,896
        Increase (decrease) in lease deposits
          and other liabilities                                          --            (97,309)          190,682
                                                               ------------        -----------        ----------
             Net cash provided by operating activities           12,917,022          3,100,845         2,215,136
                                                               ------------        -----------        ----------
Cash flows from investing activities:
       Purchases of property, plant and equipment                (2,014,579)        (2,292,217)       (1,962,510)
       Proceeds from sales of property, plant and
          equipment                                                 297,466            111,254                --
       Additions to assets under lease                          (11,782,166)       (11,292,377)       (8,182,092)
       Proceeds from sales of assets under lease                  1,231,099          2,713,985           773,288
       Increase in notes receivable                                      --            (78,500)
       Proceeds from collections on notes receivable              1,676,128          1,352,273           420,328
       Additions to investment in partnerships                     (109,372)        (1,212,979)       (1,298,172)
       Net proceeds from sale of CVC Leasing division                    --                 --        10,464,504
                                                               ------------        -----------        ----------
             Net cash provided by (used for)
                investing activities                            (11,120,924)       (10,620,061)          136,846
                                                               ------------        -----------        ----------
Cash flows from financing activities:
      Borrowing  under lines of credit                            2,777,776          7,989,543         7.442,376
      Repayment of lines of credit                               (3,096,958)        (8,621,169)       (6,990,149)
      Proceeds from long-term debt                                7,000,000          8,603,857         5,598,713
      Repayment of long-term debt                                (3,369,539)        (1,318,885)         (775,126)
      Proceeds from issuance of common stock                         50,000                 --                --
                                                               ------------        -----------        ----------
            Net cash provided by financing activities             3,361,279          6,653,346         5,275,814
                                                               ------------        -----------        ----------
      Increase (decrease) in cash and cash equivalents            5,157,377           (865,870)        7,627,796

        Cash and cash equivalents at beginning of year            8,140,730          9,006,600         1,378,804
                                                               ------------        -----------        ----------

        Cash and cash equivalents at end of year               $ 13,298,107          8,140,730         9,006,600
                                                               ============        ===========        ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       September 30, 1996, 1995, and 1994


(1) Summary of Significant Accounting Policies

         (a)  Principles of Consolidation

              The consolidated financial statements of Cavco Industries, Inc. (the Company) for 1996, 1995 and 1994 include the accounts of Cavco Industries, Inc. and its wholly-owned subsidiaries, Sun Built Homes, Inc. (Sun Built) and National Security Containers, Inc. (NSC). In July, 1996 the Company formed a new subsidiary, Cavco Industries of New Mexico, Inc. The Company is building a manufacturing facility, which is scheduled to begin production in fiscal 1997. All material intercompany transactions have been eliminated in the consolidation.

         (b)  Inventories

              Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by using standard cost (which approximates actual cost on a first-in, first-out basis) for finished goods and work-in process and actual cost on a first-in, first-out basis for raw materials.

         (c)  Product Warranty

              The Company's products carry a one-year warranty on structural components to the original retail customer. The Company also warrants certain nonstructural components for 90 days. The warranty covers defective materials and workmanship. The Company's experience allows it to reasonably estimate the amount of warranty expense expected to be incurred for products sold. Warranty expense for the years ended September 30, 1996, 1995 and 1994 was $2,017,788, $1,946,297 and $1,664,204, respectively.

         (d)  Real Estate Held for Sale

              Real estate held for sale consists primarily of land purchased by Sun Built and homes manufactured by the Company for sale in residential subdivisions. Sun Built capitalizes certain interest costs incurred with developing the land, and such interest will be included in cost of sales as property is sold to the buyer. The amount of interest capitalized during the years ended September 30, 1996 and 1995 was $56,997 and $127,732, respectively.

              In most cases, the customer obtains financing from an outside source and pays cash for the purchase. In accordance with rules established by Statement of Financial Accounting Standards No. 66 (Accounting for Sales of Real Estate), revenues are recognized upon close of sale, when the property has transferred to the buyer.

         (e)  Investment in Partnerships

              In November, 1992, the Company formed PDG/Prescott Development Group, L.L.C., a limited liability company, with another company for the purpose of developing a manufactured housing subdivision. The Company is a 50% partner in the LLC and accounts for its investment on the equity method. The Company's investment in the LLC was $2,370,461 and $2,275,313 at September 30, 1996 and 1995,
              respectively.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies (continued)

         (e)  Investment in Partnerships (continued)

              In August, 1994, Sun Built formed Rural Southwest, L.L.C., a limited liability company, with another company. Sun Built is a 50% owner in a LLC formed in August, 1994, to develop a manufactured housing subdivision. Sun Built accounts for its investment on the equity method. Its investment was $273,614 and $259,390 at September 30, 1996 and 1995, respectively.

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

              Supplemental Disclosures of Non-cash Investing and Financing
              Activities:

              In 1996, the Company sold $1,238,182 of lease assets for notes receivable. The Company purchased $122,000 of real estate held for sale, financed by long term debt. Also in 1996, the Company sold the majority of the assets of its Action subsidiary and received a $442,000 note.

              In 1995, the Company sold $523,276 of lease assets for notes receivable. The Company purchased $541,600 of real estate held for sale, financed by long term debt. Inventory held for sale or lease of $2,207,197 was transferred into assets under lease.

              In 1994, the Company sold $1,015,133 of lease assets for notes receivable. The Company purchased $470,118 of lease assets financed by notes payable. The Company purchased $818,784 of real estate held for sale, assuming $414,384 in notes payable and financing $404,400 by long term debt. Also in 1994, the Company sold its CVC Leasing division. See Note 13 for detail of non-cash items.

              Supplemental disclosure of Cash Flow information:

                                                         1996          1995          1994
                                                         ----          ----          ----
                   Cash paid during the year for:
                      Interest                        $1,622,675     1,020,766     1,109,739
                      Income Taxes                    $1,720,234     2,540,433     2,394,904

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)       Summary of Significant Accounting Policies (continued)

         (h)  Depreciation of Assets Under Lease

              During 1996 the Company completed a review of its depreciation estimates for assets under lease. The Company determined that the actual lives of the assets were generally longer than the useful lives used for depreciation purposes. The Company also recognized that the assets retained a salvage value. Therefore, the Company extended the estimated useful lives of the assets under lease and incorporated a salvage value. The effect of this change in estimate reduced depreciation expense for the year ended September 30, 1996 by $531,366 and increased net income from continuing operations by approximately $318,800, or $.09 per share.

         (i)  Accounting Statements

              The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS"), No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which the Company will be required to implement effective for the fiscal year ending September 30, 1997. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell. Management of the Company believes that if SFAS No. 121 were implemented currently, no material impairment loss would be recognized.

         (j)  Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at September 30, 1996 and 1995, and the reported amounts of revenues and expenses during the three years in the period ended September 30, 1996. Actual results could differ from those estimates.

         (j)  Reclassifications

              Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

(2) Accounts and Notes Receivable

    Notes receivable include amounts due under finance leases ($1,780,686 and $1,633,607 at September 30, 1996 and 1995, respectively) and amounts due from sales of real estate held for sale ($200,000 and $16,610 at September 30, 1996 and 1995, respectively). The finance leases are secured by the related assets under lease, and the notes on real estate sales are secured by deeds of trust. Also included in notes receivable is the balance on a line of credit extended to a dealer ($38,240 and $23,500 at September 30, 1996 and 1995, respectively) and the $110,000 net book value of a note receivable ($442,000 less a reserve of $332,000) related to the sale of Action in 1996.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes for Consolidated Financial Statements


(2) Notes Receivable (continued)

    The aggregate maturities of the notes receivable for the five years subsequent to September 30, 1996 are as follows:

                  1997                $  959,241
                  1998                   612,326
                  1999                   259,555
                  2000                   179,351
                  2001                   144,446
                  Thereafter             306,007
                                      ----------
                                      $2,460,926
                                      ==========

    The Company's customer base is widely dispersed geographically. No single customer accounts for over 10% of the receivables balance at September 30, 1996.

(3)  Property, Plant and Equipment

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

                                               Average
                                             Depreciable                    September 30,
                                             Lives (Years)               1996            1995
                                            --------------               ----            ----
     Land                                         -                  $ 2,759,158       2,455,801
     Buildings                                  15-30                  2,500,201       2,115,744
     Plant equipment                             5-10                  3,287,115       3,035,233
     Office equipment                            3-10                  1,596,623       1,909,801
     Automotive equipment                           3                  1,693,223       1,868,784
     Building and leasehold improvements         3-20                  3,001,618       2,892,126
     Construction in progress                     -                      403,326           8,050
                                                                     -----------      ----------
                                                                     $15,241,264      14,285,539
                                                                     ===========      ==========

(4)  Notes Payable

    The Company has a $4,000,000 revolving line of credit with a bank, with an interest rate of prime plus 1/2%, expiring on January 31, 1997. This line of credit is secured by the Company's inventories and accounts receivable.

    Sun Built has a $1,400,000 line of credit with a financial institution, with an interest rate of prime plus 1%, expiring in January 1997. This line of credit is secured by certain real estate held for sale.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (4) Notes Payable (continued)

    During 1995 NSC utilized a temporary line of credit to fund additions to assets under lease. The maximum borrowed during the year was $2,750,000 at an average interest rate of 9.40%. The line was paid off in June 1995.

    Pertinent information with respect to the bank lines of credit is as follows:


     Company line of credit:                                          September 30,
                                                       ------------------------------------------
                                                          1996             1995           1994
                                                          ----             ----           ----
         Outstanding balance at year end                      --                --             --
         Interest rate at year end                          8.75%             9.25%          8.25%
         Maximum credit available                      4,000,000         4,000,000      3,500,000
         Maximum borrowing during year                   800,000         3,750,000      3,500,000
         Average outstanding borrowings (a)               10,959         1,220,000      1,539,726
         Average yearly interest rate (a)                   9.25%              9.5%           7.3%

(a) The average outstanding borrowings during the periods were calculated by dividing the weighted average daily balance by 365. The average yearly interest rate during the period was calculated by dividing the interest expense by the average outstanding borrowings.

     Sun Built line of credit:                                           September 30,
                                                       -----------------------------------------------
                                                          1996              1995                1994
                                                          ----              ----                ----
         Outstanding balance at year end                 703,682         1,022,864           1,184,372
         Interest rate at year end                          9.75%             9.75%                9.5%
         Maximum credit available                      1,400,000         1,375,000           1,184,372
         Maximum borrowing during year                 1,389,364         1,360,570           1,184,372
         Average outstanding borrowings (b)            1,062,850         1,178,397             597,614
         Average interest rate for year (b)                 9.16%            10.32%               8.15%

(b) Average outstanding borrowings during the periods were calculated by dividing the month-end balances (including beginning of year) by 13. Average yearly interest rates were calculated by dividing the interest expense by the average outstanding borrowings.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5) Long-Term Debt

    A summary of long-term debt is as follows:

                                                                September 30,
                                                         ---------------------------
                                                             1996           1995
                                                             ----           ----
    Notes payable to a financial
    institution, due in monthly
    installments of $216,667 plus
    interest ranging from 8.63% to
    9.06%, secured by assets under lease
    and related accounts receivable of
    NSC. The notes are amortized over a
    five year period and are due and
    payable in July 2000, January 2001
    and October 2001.  (See (b) below).                  $12,266,658       7,599,981

    Convertible note trust, interest
    payable quarterly at 8%, unsecured,
    balance due and payable in April
    1999. (See (a) below)                                  4,100,000       4,100,000

    Mortgage note payable, due in
    monthly installments of $8,070 plus
    interest at prime plus 1%, (9.25% at
    September 30,1996) secured by deed
    of trust on real estate. The
    mortgage is amortized over a 13-year
    term, with the balance due and
    payable in August 2002. (See (b) below).               1,154,068       1,250,913

    Notes payable to a title company,
    due in monthly installments of
    $5,555 including interest at 10%,
    secured by real estate held for
    sale, balances due and payable
    ranging from March 1997 to January
    1999.                                                    489,459         589,268

    Note payable to bank, due in monthly
    installments of $19,259 including
    interest at 9.755%, secured by plant
    equipment, due and payable in
    September, 1998.                                         402,522         584,598

    Note payable due in monthly
    installments of $2,601, including
    interest at a rate of 9%, secured by
    a deed of trust. The note is
    amortized over a 30-year term and is
    due and payable in July, 2011.                           287,989         293,009

    Note payable due in monthly
    installments of $3,416, including
    interest at a rate of 13% secured by
    a deed of trust. The note is
    amortized over a 15-year term and is
    due and payable in November, 2000.                       131,347         153,663

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) Long-Term Debt (continued)

    Notes payable to finance companies, due
    in monthly installments totaling $2,447,
    including interest at various rates ranging
    between 6.6% and 11.5%, balances due and
    payable ranging from January 1997 to October
    1998, secured by automotive and office
    equipment.                                              29,584        88,205

    Note payable to bank, due in monthly
    installments of $27,778 plus interest
    at prime plus 1/2%, (8.75% at September 30,
    1996) secured by plant equipment, due and
    payable in October, 1996.                               27,743       361,088

    Note payable to bank, paid in Sept. 1996.                   --       116,184
                                                        18,889,370    15,136,909
         Less current portion                            3,409,763     2,444,248
                                                       -----------    ----------
         Long term debt, net of current portion        $15,479,607    12,692,661
                                                       ===========    ==========

              (a) At any time during the term of the note, all or any portion of the principal balance is convertible, at the Company's option, into shares of the Company's Common Stock at $16 per share, if the trading price of Common Stock exceeds $20 per share for a period of at least 20 trading days prior to the conversion. The Company also has an option to prepay up to one half of the outstanding principal balance of the loan after October, 1995. Such prepayment can be made in Common Stock, at $16 per share, if the stock price exceeds $16 per share for a period of at least 20 trading days prior to the payment date. See Note 16 of Notes to Consolidated Financial Statements -- "Subsequent Events."

              (b) Certain of the Company's loan agreements require compliance with financial covenants, the most significant of which specify a minimum current ratio, minimum owner's equity, working capital, debt coverage ratio, debt service coverage ratio, and minimum tangible net worth. The agreements also state that any dividends to stockholders must be approved by the lending institution. At September 30, 1996, the Company was not in compliance with the covenant related to debt service coverage ratio for one of its subsidiaries. The Company obtained a waiver from the bank.

The aggregate maturities of long-term debt for the five years subsequent to September 30, 1996 are as follows:

                           1997             $ 3,409,763
                           1998               3,685,009
                           1999               7,350,292
                           2000               2,608,159
                           2001                 911,427
                           Thereafter           924,720
                                            -----------
                                            $18,889,370
                                            ===========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6) Income Taxes

    Components of income tax expense are as follows:

                                    Current            Deferred           Total
                                    -------            --------           ------
         1996:  Federal           $3,202,500             63,900         3,266,400
                State                877,100             17,500           894,600
                                  ----------           --------         ---------
                                  $4,079,600             81,400         4,161,000
                                  ==========           ========         =========

         1995:  Federal           $1,683,500            552,800         2,236,300
                State                460,500            151,200           611,700
                                  ----------           --------         ---------
                                  $2,144,000            704,000         2,848,000
                                  ==========           ========         =========

         1994:  Federal           $3,696,400           (357,900)        3,338,500
                State              1,012,400            (98,000)          914,400
                                  ----------           --------         ---------
                                  $4,708,800           (455,900)        4,252,900
                                  ==========           ========         =========

    Income tax expense amounted to $4,161,000 for the year ended September 30, 1996 (an effective rate of 40.0%) $2,848,000 for the year ended September 30, 1995 (an effective rate of 40.1%) and $4,252,900 for the year ended September 30, 1994 (an effective rate of 39.2%). The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rates to earnings before income tax) as follows:

                                               1996          1995         1994
                                               ----          ----         ----
          Federal corporate tax rate           34.0 %        34.0         34.0
          State income taxes, net of
            federal income tax benefit          6.1           6.1          6.1
          Other                                (0.1)           --         (0.9)
                                               ----          ----         ----
          Effective tax rate                   40.0 %        40.1         39.2
                                               ====          ====         ====

    Deferred tax assets and liabilities represent the estimated future tax effects attributable to timing differences in the recognition of revenue and expense items for financial statement and tax return purposes. The components of the Company's deferred income tax benefits and liabilities follows:

                                                             September 30,
                                                       -----------------------
                                                          1996          1995
                                                          ----          ----
          Current:
              Accrued warranty expense                 $  404,545      355,104
              Reserve for uncollectible accounts          515,272      110,924
              Deferred rent                                17,723       48,011
              Accrued vacation and holiday                 47,382       40,471
              Accrued bonuses                              21,438       15,067
              Accrued state tax deduction                  19,854      (16,596)
                                                       ----------      -------
                   Deferred tax charge                 $1,026,214      552,981
                                                       ==========      =======

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6) Income Taxes (continued)

     Long-term:
     Excess of tax over book
         depreciation                          $(1,774,067)       (1,310,517)
     Loss in partnership                           (33,221)          (43,827)
     Advance rents received                                          (16,709)
     Excess of tax over book amortization
          of intangibles                            57,806            30,862
     Excess of book gain over tax gain
         on sale of assets                          61,892            61,892
     Loss on marketable securities                  17,458            --
                                               -----------        ----------
              Deferred tax liability           $(1,670,132)       (1,278,299)
                                               ===========        ==========

(7) Employee Benefit Plans

    The Company's profit sharing plan is a defined contribution plan which covers all employees. After two years of service have been completed, employees begin participation on the first day of the sixth month or the first day of the plan year, whichever is earlier. Participants are 100% vested immediately upon entry into the Plan. The Plan was designed to comply with the requirements of ERISA. Contributions to the Plan are determined annually by the Board of Directors. The Company contributed $100,000 and $200,000 to the Plan for the years ended September 30, 1995 and 1994, respectively. There was no contribution to the Plan for the year ended September 30, 1996.

    The Company adopted a 401(k) plan in January, 1995. All employees are eligible to participate after completing four months of service, and may begin participation on the following January 1 or July 1, whichever is earlier. Participants may defer and contribute up to 15% of annual compensation (subject to limits set by the Internal Revenue Service) to the 401(k) plan. The Company matches 25% of the employee's contribution, up to 6% of his or her compensation. The Company contributed $120,631 to the 401(k) plan for the year ended September 30, 1996 and $68,924 for the year ended September 30, 1995.

(8) Stockholders' Equity

    The number of shares used in computing earnings per common share was 3,383,173 for 1996 and 3,382,968 for 1995 and 1994. The number of shares reflects a three-for-two stock split effective December, 1994. Fully diluted earnings per share are the same as primary earnings per share.

    In August 1995, the Company entered into a qualified stock option purchase agreement with an employee. The agreement allows the employee to purchase up to 50,000 shares of the Company's Common Stock at $10 per share (fair market value at the date of the grant). The options vest at 10% per year, beginning on September 1, 1996. In September 1996, the employee exercised his vested options and purchased 5000 shares for $50,000.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) Financing Arrangements and Commitments

    The Company is contingently liable under terms of repurchase agreements covering dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of products sold to dealers in the event of default on payments by the dealer. The risk of loss is spread over numerous dealers and financing institutions and is further offset by the resale value of repurchased units. The Company has not incurred any significant losses from these arrangements since inception.


    During 1996 and 1995, the Company entered into financing arrangements whereby certain dealers would be assisted in obtaining financing for purchases of Cavco manufactured homes. The Company has guaranteed the flooring lines extended to the dealers by the financing institutions. The Company's maximum liability to financial institutions was $500,000 in 1996 and $6,500,000 in 1995.


    The Company is the guarantor on a loan agreement which allowed PDG/Prescott Development Group, L.L.C. formed in November, 1992 (see Note 1) to borrow $3,750,000 from investors. The loan is paid out over five years, based on scheduled sales of lots. The amount guaranteed by the Company has been offset by proceeds received on the lot sales, leaving a balance of $2,720,145 and $3,177,285 at September 30, 1996 and 1995, respectively.

(10) Leases

    The Company occupies certain land and office buildings and uses certain equipment under lease arrangements classified as operating leases. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

    At September 30, 1996, future minimum lease payments due under noncancellable operating leases, excluding executory costs, are as follows:

           Year Ending
           September 30              Amount
           ------------              ------
              1997                 $  902,414
              1998                    492,837
              1999                    246,848
              2000                    139,767
              2001                     29,208
                                   ----------
               Total               $1,811,074
                                   ==========

    Total rental expense for 1996, 1995 and 1994 was $1,112,787, $1,051,884 and
    $902,332, respectively.

(11) Industry Segment Information

    The Company operates principally in three industries: Manufactured Housing, Leasing, and Real Estate Development. Operations are conducted in Arizona and, to a much lesser extent, the Company operates or sells to dealers for resale in Nevada, Colorado, Idaho, California, Utah, Washington, New Mexico, Oregon, Texas, Canada and Japan. Operating profit consists of total revenue less cost of sales and operating expenses. None of the following have been included in the computation of gross operating profit: general corporate expenses, non-operating income and expenses and income taxes.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Industry Segment Information (continued)

     Identifiable assets are those assets used in the operations of each industry segment. General corporate assets primarily consist of cash, temporary investments, deferred tax benefits and other current assets. Information with respect to industry segments as of September 30, 1996, 1995 and 1994 is set forth as follows:

                                    Manufactured         Leasing           Real Estate         General
                                    Housing              Operations        Develop't           Corporate          Total
                                    -------              ----------        ---------           ---------          -----
1996

Sales to unaffiliated
    customers                       $114,833,294          8,315,739          6,906,103                 --         130,105,136
Operating profit (loss)               13,052,622            650,242            262,198         (1,858,483)         12,106,579
Identifiable assets                   12,090,632         28,309,303          7,164,970         17,880,985          65,445,890
Depreciation and amortization            732,204            840,783             25,118            220,720           1,818,825
Capital expenditures                     485,464         13,262,338                 --             48,943          13,796,745

1995

Sales to unaffiliated
    customers                       $103,560,443          5,037,282          4,084,407                 --         112,682,132
Operating profit (loss)                9,439,956            421,795             15,213         (1,562,655)          8,314,309
Identifiable assets                   11,914,234         19,416,794          7,026,052         13,454,859          51,811,939
Depreciation and amortization            674,658            786,370             35,678            230,990           1,727,696
Capital expenditures                   1,089,116         12,438,891             28,507             28,080          13,584,594

1994

Sales to unaffiliated
    customers                       $ 85,969,747                 --          4,626,291                 --          90,596,038
Operating profit (loss)                7,692,540                 --            177,379         (1,346,013)          6,523,906
Identifiable assets                   10,501,021         13,175,553          5,448,625         12,753,314          41,878,513
Depreciation and amortization            521,786            661,824             29,049            162,874           1,375,533
Capital expenditures                   1,181,074          8,665,060            137,846            160,622          10,144,602


     No customers accounted for more than 10% of sales for the year ended September 30, 1996. Sales to one manufactured housing customer amounted to $18,129,289, or 15.5% of sales for the year ended September 30, 1995. Sales to two manufactured housing customers amounted to $17,388,700 and $10,999,677 (18.9% and 11.9% of sales, respectively) for the year ended September 30, 1994.

     Results for leasing operations in 1994, under CVC Leasing, are included in discontinued operations. Leasing operations for 1995 and 1996 reflect the results of NSC.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Accrued Expenses

     A summary of accrued expenses follows:

                                              September 30,
                                       ---------------------------
                                           1996             1995
                                           ----             ----
        Wages                          $1,126,611          964,821
        Sales promotion programs        2,923,682        2,427,033
        Accrued warranty                1,021,172          896,372
        Industrial insurance            1,422,566        1,308,813
        Property taxes                    458,113          326,315
        Other                           1,005,515        1,015,775
                                       ----------        ---------
                                       $7,957,659        6,939,129
                                       ==========        =========

(13) Discontinued Operations

     On August 1, 1994, the Company sold the relocatable mobile and modular commercial structures and related buildings and equipment of its CVC leasing division for $20.1 million, to an unrelated company. Approximately $8.0 million was used to pay off notes payable associated with the assets sold; a $1.2 million note receivable was due from the purchaser; net cash proceeds totaled $10.9 million. The net value of assets sold, plus other costs related to the sale, amounted to $16.4 million, resulting in a net gain of $3.7 million.

     Net income (loss) from CVC leasing operations is included in the consolidated statements of income under "discontinued operations". Revenues from such operations were $15,000 for 1996, $2,072,569 for 1995 and $8,253,530 for 1994. Revenues in 1995 and 1996 were produced from the sales of jobs that were in progress when the division was sold.

     Assets and liabilities related to CVC remaining on the balance sheet as of September 30, 1996 include trade accounts receivable ($280,322), balance remaining from purchaser of CVC ($72,568) and rent due on CVC properties ($44,738). Assets and liabilities related to CVC remaining on the balance sheet as of September 30, 1995 include trade accounts receivable ($378,406), balance remaining from purchaser of CVC ($509,369), and rent due on CVC properties ($121,191).

     On September 30, 1996, the Company sold the accounts receivable, related service contracts and office equipment of its subsidiary, Action Healthcare Management Systems, Inc. (Action), to an unrelated company for $442,000. The net value of assets sold, plus other costs related to the sale, amounted to $538,240, resulting in a pretax loss of $96,240. The purchaser issued a $442,000 note to the Company, to be paid over 10 years, at an interest rate of 8%, balance due and payable in March 2005.

     Net income (loss) from Action is included in the consolidated statements of income under "discontinued operations". Revenues from Action were $576,991 for 1996, $1,026,230 for 1995 and $1,465,525 for 1994. Other than the
     $442,000 note receivable from the purchaser, there are no material assets or liabilities related to Action remaining on the balance sheet as of September 30, 1996.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14) Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other payables approximate fair value because of the short maturity of these financial instruments. Notes payable bear interest at market rates, therefore the carrying amounts of the outstanding borrowings approximate fair value.

     Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

(15) Supplemental Financial Data (unaudited)

     Selected quarterly financial data for the years ended September 30, 1996 and 1995 is set forth below. Earnings per share were adjusted to reflect the three-for-two stock split effective December 1994. Amounts differ from amounts previously reported on the Company's Form 10-Q Reports due to reclassification of discontinued operations of the Company's Action subsidiary.

                                     First            Second             Third            Fourth
                                     -----            ------             -----            ------
1996
Net sales                      $30,689,331        33,341,439        33,016,732        33,057,634
Gross profit                   $ 6,484,942         6,126,555         5,930,941         8,761,353
Net income from
 continuing operations         $ 1,722,501         1,355,685         1,424,925         2,429,847
Income per share from
  continuing operations        $      . 51               .40               .42               .72

1995
Net sales                      $30,140,661        28,506,700        25,914,959        29,146,042
Gross profit                   $ 6,042,484         4,984,232         3,972,700         6,495,106
Net income from
  continuing operations        $ 1,628,149           956,026           499,164         1,450,193
 Income per share from
   continuing operations       $      . 48               .28               .15               .43


(16) Subsequent Events

     On December 5, 1996, the Company announced that it has entered into a Merger Agreement which provides for the sale of approximately 78% of the equity interest in the Company to an unrelated company. The Merger Agreement has been approved by the Boards of Directors of both companies. The Merger Agreement is subject to approval by Cavco shareholders, certain regulatory filings and other conditions. The Company expects the Merger to be completed by the end of its second fiscal quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning the transactions contemplated by the Merger Agreement.

     In November 1996, the Company made a cash prepayment of $2,050,000 of the $4,100,000 unpaid principal balance of the Convertible Note due April 1, 1999, as permitted by the terms of the Note. See Note 5 above.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with the Company's independent accountants on accounting and financial disclosure matters.




                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers as of September 30, 1996 are as follows:

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                      Age          Position
----                      ---          --------
Al R. Ghelfi              57           Chairman of the Board, Chief Executive
                                       Officer, Director

Brent Ghelfi              35           Executive Vice President and Chief
                                       Operating Officer, Director

Ruth Smith                66           Secretary and Director

Robert Wold               78           Director

William Blandin           47           Director

Stephen H. Kleemann       52           Director

Robert Ward               46           Vice President, Treasurer and Chief
                                       Financial Officer

Wendell Hargis            41           Vice President of Manufacturing Operations

James Samuel Parlette     43           Vice President of Sales and Marketing

         AL R. GHELFI is the Chairman of the Board of Directors and served as President and Chief Executive Officer of the Company from 1974 through October 1996. In 1968, when the Company was formed, through 1973, Mr. Ghelfi was Vice President, Secretary and Treasurer of the Company. He has served as a Director since inception. He works full-time for the Company. Mr. Ghelfi is also the Chairman of the Board of Directors of Sun Built and NSC. Al Ghelfi is the father of Brent Ghelfi.

         BRENT GHELFI served as Executive Vice President and Chief Operating Officer during fiscal 1996 and was named President and Chief Executive Officer of Cavco in October 1996. Mr. Ghelfi has served as a Director of the Company since February 1995. He previously served the Company as Vice President and General Counsel. He has been employed by the Company since January 1995 and works full time for the Company. In addition to his duties as President and Chief Executive Officer for Cavco, he is also the President of Sun Built. Prior to joining Cavco, he was a partner with the Phoenix law firm of Meyer, Hendricks, Victor, Osborn &

Maledon, specializing in corporate litigation and labor law. He was with the law firm for more than six years. Brent Ghelfi is the son of Alfred R. Ghelfi.

         RUTH SMITH has been the Secretary and a Director of the Company since 1974. She came to the Company in 1968 and, except for one year, has been with the Company since that time. She now works part-time for the Company.

         ROBERT WOLD has been a Director of the Company since 1991. Mr. Wold is the president of Manufactured Housing Counselors, Inc., a management consulting firm specializing in manufactured buildings. The Company retains Manufactured Housing Counselors, Inc. as an operations consultant.

         WILLIAM R. BLANDIN has been a Director of the Company since 1985. He also served as Executive Vice President of the Company from 1984 through October 1996.

         STEPHEN H. KLEEMANN has been a Director of the Company since 1984. Mr. Kleemann is a principal in Kleemann Capital Management, Inc., a financial consulting company in Santa Barbara, California. The Company retains Kleemann Capital Management, Inc. as a financial consultant.

         ROBERT WARD is Vice President, Treasurer and Chief Financial Officer of the Company. He has been employed by the Company since 1978. He works full-time for the Company. He became Treasurer of the Company in 1984 and Vice President and Chief Financial Officer in 1990. Mr. Ward also serves as Secretary, Treasurer and a director of Sun Built and NSC.

         WENDELL HARGIS was named Executive Vice President of the Company in October 1996. He has been employed by the Company since 1988 and held the position of Vice President of Manufacturing Operations from 1992 through October 1996. He works full-time for the Company.

         JAMES SAMUEL PARLETTE is the Vice President of Sales and Marketing, a position he has held since March 1996. Formerly the General Sales Manager of the Company's Litchfield division, Mr. Parlette has been with the Company since 1993. Prior to joining Cavco, Mr. Parlette was a division manager for Universal Forest Products at its Chandler, Arizona division from 1988 to 1993 and a general sales manager for Palm Harbor Homes, Inc. at its Austin, Texas facility from 1982 to 1988.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the cash compensation paid by the Company and its subsidiaries, as well as other compensation, during the Company's last three fiscal years, to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers ("Named Executive Officers") in all capacities in which they serve.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
----------------------------------------------------------------------------------------------------------
                                                                                Securities      All Other
                                    Fiscal Year                                 Underlying    Compensation
 Name and Principal Position           Ended        Salary ($)    Bonus ($)     Options (#)       ($)(1)
----------------------------------------------------------------------------------------------------------

 Al R. Ghelfi                           1996         149,932       384,420                      112,369(2)
   Chairman, Chief Executive            1995         146,276       281,407
   Officer, Director                    1994         146,276       514,823                       49,412

                                                                                                 51,723

 William R. Blandin                     1996         200,000       128,596
   Executive Vice President,            1995          79,420       495,324                        6,347
   Director                             1994          70,928       635,009                       13,573
                                                                                                 12,220

 Robert Ward                            1996          54,725       308,311                       12,706
   Vice President, Treasurer,           1995          53,341       225,584                       11,430
   Chief Financial Officer              1994          53,341       222,726
                                                                                                  8,976

 Brent Ghelfi
   Vice President-General               1996          78,000       391,144                        4,754
   Counsel, Chief Operating Officer     1995          52,500       149,064                           --

 Wendell Hargis                         1996          72,700       467,663        50,000         28,618(3)
   Vice President of                    1995          70,928       247,434                        9,283
   Manufacturing Operations             1994          70,928       301,538                        6,776




 Samuel Parlette                        1996          69,000       190,248                        5,893
   Vice President of                    1995          40,000        95,588                           --
   Sales and Marketing                  1994          40,000        94,143                           --


---------------------

(1) Includes profit sharing and 401(k) contributions, medical insurance payments, travel allowances, personal use of Company vehicles and charges for the portion of group life insurance premium paid by the Company.

(2) Includes $61,873 premiums on insurance policies with a $12,000,000 death benefit, paid by the registrant, in which the executive officer will receive an interest in cash surrender value under the policy.

(3) Includes $20,500 premiums on an insurance policy with a $60,000 death benefit, paid by the registrant, in which the executive officer will receive an interest in cash surrender value under the policy.

OPTION GRANTS, EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth certain information regarding stock option grants to the Named Executive Officers:

                                  OPTION GRANTS

                                                           INDIVIDUAL GRANTS
                        -------------------------------------------------------------------------------------
                                                                                               POTENTIAL
                                                                                               REALIZABLE
                                        PERCENT OF                                              VALUE AT
                                           TOTAL                                             ASSUMED ANNUAL
                         NUMBER OF        OPTIONS                                            RATES OF STOCK
                        SECURITIES      GRANTED TO                                         PRICE APPRECIATION
                        UNDERLYING     EMPLOYEES IN    EXERCISE OR                        FOR OPTION TERM($)(3)
                          OPTIONS         FISCAL       BASE PRICE     EXPIRATION          ---------------------
NAME                     GRANTED (#)        YEAR        ($/SHARE)(2)      DATE               5%          10%
----                    -----------        ----        ---------         ----               --          --
Wendell Hargis            50,000(1)        100%         $10.00         08/18/05          $314,448     $796,873


--------------------

(1) The options granted are incentive stock options issued in fiscal 1995, effective as of August 18, 1995 under the Company's 1985 Incentive Stock Option Plan (the "Plan"). Ten percent of these options become exercisable on August 18 in each year, beginning August 18, 1996. Under the Plan, the Company has the right to accelerate the vesting of these options in connection with certain mergers and other transactions, including but not limited to the Merger, in which case the options are cancelled if not exercised within 30 days. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments: Proposed Merger."

(2) The exercise price per share was equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercise will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                        AND FISCAL YEAR-END OPTION VALUES


                                                                  NUMBER OF SECURITIES
                              SHARES                             UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                            ACQUIRED ON           VALUE          OPTIONS AT FISCAL YEAR     IN-THE-MONEY OPTIONS
NAME                       EXERCISE (#)         REALIZED($)(1)            END (#)           AT FISCAL YEAR END ($)(2)
---------------------------------------------------------------------------------------------------------------------
                                                                EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
Wendell Hargis                 5,000             $49,390               0/45,000                  $0/$427,500

--------------------

(1) The "Value Realized" reflects the appreciation on the date of exercise, based on the excess of the fair market value of the shares on the date of exercise over the exercise price. These amounts do not necessarily reflect cash realized upon the sale of those shares, as an executive officer may keep the shares exercised, or sell them at a different time and price.

(2) The "Value" set forth in this column is based on the difference between the fair market value at September 30, 1996 ($19.50 per share bid price as reported by the National Association of Securities Dealers) and the option exercise price, multiplied by the number of shares underlying the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Robert Wold, a member of the Company's compensation committee, is President of Manufactured Housing Counselors, Inc., a management consulting firm specializing in manufactured buildings, which is retained by the Company as an operations consultant. The Company paid approximately $40,000 to Manufactured Housing Counselors, Inc. for consulting services in fiscal 1996. Stephen H. Kleemann, a member of the Company's compensation committee, is a principal in a financial consulting company known as Kleemann Capital Management, Inc., which is retained by the Company as a financial consultant. The Company paid approximately $48,000 to Kleemann Capital Management, Inc. for consulting services in fiscal 1996.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         On December 4, 1996, Cavco and Al Ghelfi, the Chairman of Cavco, agreed to enter into a Consulting Agreement, which will become effective upon the consummation of the transactions contemplated by the Merger Agreement or alternatively, upon consummation of the Subject Share Purchase, as the case may be. The term of the Consulting Agreement is five years; however, either party may accelerate the expiration date if CREC acquires all of the Shareholder Parties' Cavco common stock. During the term of the Consulting Agreement, Al Ghelfi has agreed to provide consulting services requested by the Board of Directors of Cavco in connection with its business. Upon effectiveness of the Consulting Agreement, Al Ghelfi will be entitled to receive consulting fees, reimbursement of expenses and certain group benefits, on the terms and conditions specified in the Consulting Agreement. The Consulting Agreement also provides that Al Ghelfi will not engage in certain activities competitive with the business of Cavco for a period of three (3) years following termination of the Consulting Agreement in certain circumstances. The description set forth in this Report of the terms of the Consulting Agreement is qualified in its entirety by reference to the Consulting Agreement, a copy of which is incorporated herein by reference as an Exhibit to this Report.

         On December 4, 1996, Cavco and Brent Ghelfi, the President and Chief Executive Officer of Cavco, agreed to enter into a five-year Employment Agreement, which will become effective upon consummation of the transactions contemplated by the Merger Agreement or alternatively, upon consummation of the Subject Share Purchase, as the case may be. During the term of the Employment Agreement, Brent Ghelfi has agreed to continue to serve as Chief Executive Officer of the Company, subject to the direction of the Board of Directors. Upon effectiveness of the Employment Agreement, Brent Ghelfi will be entitled to receive salary and cash bonuses, reimbursement of expenses, and other specified individual and group benefits, pursuant to the terms and conditions set forth in the Employment Agreement, and in addition, will be entitled to receive certain options to purchase shares of common stock of Centex Corporation, the parent company of CREC. The Employment Agreement also provides that Brent Ghelfi will not engage in certain activities competitive with the business of Cavco for a period of three (3) years following termination of the Employment Agreement in certain circumstances. The description set forth in this Report of the terms of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, a copy of which is incorporated herein by reference as an Exhibit to this Report.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report for additional information concerning the transactions contemplated by Merger Agreement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the 1996 fiscal year, Wendell Hargis, then Executive Vice President of Manufacturing Operations, exercised an option to purchase 5,000 shares of Cavco Common Stock. A beneficial ownership report on Form 4 was not timely filed to report the exercise of such option. See "Executive Compensation." In February 1995, Brent Ghelfi was elected Vice President and Wendell Hargis was elected Vice President of Manufacturing Operations of the Company and in March 1996, James Samuel Parlette was elected Vice President of Sales and Marketing of the Company. An initial statement of beneficial ownership on Form 3 was not timely filed to report any of these events.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of November 29, 1996, with respect to beneficial ownership of the Company's Common Stock by each person, including any "group" as that term is used in Section 13(d) of the Securities Exchange Act of 1934, who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                                             Amount and Nature
                      Name and Address of Beneficial           of Beneficial            Percent of
Title of Class                   Owner                           Ownership                Class(1)
--------------        ------------------------------         -----------------          ----------
$.05 Par Value        Al R. Ghelfi                          1,830,729 shares(2)           54.04%
Common Stock          5655 N. Camelback Canyon Dr.
                      Phoenix, AZ 85018

$.05 Par Value        Stephen H. Kleemann                     272,025 shares               8.03%
Common Stock          526 Via Sinuosa
                      Santa Barbara, CA 93110

$.05 Par Value        FMR Corp.                               238,550 shares(3)            7.04%
Common Stock          82 Devonshire St.
                      Boston, MA 02109

(b)      SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information as of November 29, 1996, with respect to beneficial ownership of the Company's Common Stock by each Named Executive Officer, each director, and all directors and officers as a group.

                                                             Amount and Nature
                      Name and Address of Beneficial           of Beneficial            Percent of
Title of Class                   Owner                           Ownership                Class(1)
--------------        ------------------------------         -----------------          ----------
$.05 Par Value        Al R. Ghelfi                             1,830,729 shares(2)           54.04%
Common Stock          5655 N. Camelback Canyon Dr.
                      Phoenix, AZ 85018

$.05 Par Value        Ruth Smith                                  42,340 shares(4)            1.25%
Common Stock          19016 N. 88th Dr.
                      Peoria, AZ 85382


$.05 Par Value        Stephen H. Kleemann                        272,025 shares               8.03%
Common Stock          526 Via Sinuosa
                      Santa Barbara, CA 93110

$.05 Par Value        Wendell Hargis                               5,000 shares(5)             *
Common Stock          1711 N. Lindsay Rd.
                      Mesa, AZ  85213

$.05 Par Value        Robert Ward                                  3,750 shares                *
Common Stock          2953 E. Blackhawk Dr.
                      Phoenix, AZ 85024

$.05 Par Value        All Executive Officers and               2,153,844 shares              63.57%
Common Stock          Directors as a Group (9 persons)
--------------------

*  Represents less than 1% of outstanding shares.

(1 Based on 3,387,968 shares of the Company's $.05 par value common stock issued and outstanding.

(2) Represents (i) 1,650,000 shares held by Janal Limited Partnership, the sole general partners of which are trust in which Al Ghelfi and his spouse, Janet M. Ghelfi, are the sole trustees, and (ii) 180,729 shares held by Al Ghelfi and Janet M. Ghelfi as community property.

(3)  As reported on the February 14, 1996 Schedule 13G filed by FMR Corp.

(4) 38,840 of the shares shown are held in joint tenancy with spouse, Robert J. Smith.

(c)      CHANGES IN CONTROL

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Recent Developments: Proposed Merger" in Part II of this Form 10-K, incorporated herein by reference, for a description of arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments: Proposed Merger" in Part II of this Form 10-K and "Executive Compensation -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements" and " -- Compensation Committee Interlocks and Insider Participation" in Part III of this Form 10-K, incorporated herein by reference.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

           1. Financial statements - See Index to Consolidated Financial Statements at Item 8 of this Form 10-K.

           2. Financial statement schedules - See Index to Consolidated Financial Statements at Item 8 of this Form 10-K.

           3. Exhibits - The following Exhibits are filed herewith or incorporated herein by reference. The Company hereby agrees to furnish supplementally to the Commission a copy of any schedule omitted from any such Exhibit.


         Exhibit No.                        Description

            2.1 Agreement and Plan of Merger dated as of December 4, 1996, among Centex Real Estate Corporation, a Nevada corporation, MFH Holding Company, a Nevada corporation, MFH Acquisition Company, an Arizona corporation, Cavco Industries, Inc., an Arizona corporation, Al R. Ghelfi, Janet M. Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 12, 1996 and filed with the Commission on December 16, 1996 (File No. 0-8822) (the "1996 Form 8-K").

           3.1 Articles of Incorporation of the Company and amendments to the Articles of Incorporation attached as an Exhibit to the Company's Form 10 dated September 30, 1978, incorporated herein by reference.

           3.2 Bylaws of the Company and amendments to Bylaws attached as an Exhibit to the Company's Form 10 dated September 10, 1978, incorporated herein by reference.

           3.3. Amended Articles of Incorporation and Bylaws dated March, 1981 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended

                         September 30, 1981, incorporated herein by reference.

           3.4 Amended Articles of Incorporation and Bylaws dated April, 1992 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1992, incorporated herein by reference.

           3.5 Amended Articles of Incorporation and Bylaws dated November 1994, attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1994, incorporated herein by reference.

           10.1(2) 1985 Incentive Stock Option Plan, dated August 18, 1985, attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1985, incorporated herein by reference.

           10.2 PDG/Prescott Development Group, L.L.C. Operating Agreement attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1993, incorporated herein by reference.

           10.3 PDG/Prescott Development Group, L.L.C. Loan Agreement, attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1993, incorporated herein by reference.

           10.4 PDG/Prescott Development Group, L.L.C. Irrevocable Guarantee attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1993, incorporated herein by reference.

           10.5 Cavco Convertible Note Trust Agreement, Loan Agreement and Promissory Note dated April 12, 1994 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1994, incorporated herein by reference.

           10.6(1)(2)    Incentive Stock Option Agreement between the Company
                         and Wendell Hargis dated August 18, 1995.

           10.7(1) Asset Purchase Agreement dated September 20, 1996 between Action Healthcare Management Services, Inc. and Vanilla, Inc.

           10.8(1)(2)    Form of Indemnification Agreement between the Company
                         and each of its directors dated as of December 2, 1996.

           10.9(2) Consulting Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.

           10.10(2) Employment Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.

           10.11(1) Standard Industrial Lease - Multi-Tenant dated February 1, 1993 by and between Loral Corporation and Cavco Industries, Inc.

           21(1)         Subsidiaries of the registrant

           27            Financial Data Schedule

           99.1 Voting Agreement dated as of December 4, 1996, between Centex Real Estate Corporation, a Nevada corporation, and Al R. Ghelfi, Janet M. Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.1 to the 1996 Form 8-K.

           99.2 Stock Purchase Agreement dated as of December 4, 1996, between Centex Real Estate Corporation, a Nevada Corporation, and Al R. Ghelfi, Janet M. Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to
                         Exhibit 99.2 to the 1996 Form 8-K.

-------------------------

(1)  Filed herewith

(2)  Management contract or compensatory plan

(b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the year ended September 30, 1996.

(c)      Exhibits

                  The list of Exhibits required by Item 601 of Regulation S-K is included in Item 14(a)(3) above.

(d)      Financial Statement Schedules

                  See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of December, 1996.

                                      Cavco Industries, Inc.


                                      By: /s/ Brent Ghelfi
                                          --------------------------------
                                           Brent Ghelfi, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:     /s/  Al Ghelfi                           Chairman of the Board,         December 27, 1996
    ----------------------------                 Director
             Al Ghelfi



By:     /s/  Brent Ghelfi                        President, Chief
    ----------------------------                 Executive Officer,             December 27, 1996
             Brent Ghelfi                        Director



By:     /s/  Ruth Smith                          Senior Vice President,         December 27, 1996
    ----------------------------                 Secretary, Director
             Ruth Smith



By:     /s/  Robert Ward                         Vice President,
    ----------------------------                 Principal Financial and        December 27, 1996
             Robert Ward                         Accounting Officer



By:     /s/ William Blandin                      Director                       December 27, 1996
    ----------------------------
            William Blandin



By:    /s/  Stephen Kleemann                     Director                       December 27, 1996
    -----------------------------
            Stephen Kleemann



By:    /s/  Robert Wold                          Director                       December 27, 1996
    -----------------------------
            Robert Wold

                                  EXHIBIT INDEX


Exhibit No.                      Description                                Page
-----------                      -----------                                ----
2.1             Agreement and Plan of Merger dated as of December 4,
                1996, among Centex Real Estate Corporation, a Nevada
                corporation, MFH Holding Company, a Nevada
                corporation, MFH Acquisition Company, an Arizona
                corporation, Cavco Industries, Inc., an Arizona
                corporation, Al R. Ghelfi, Janet M. Ghelfi and Janal
                Limited Partnership, an Arizona limited partnership,
                incorporated herein by reference to Exhibit 2.1 to the
                Company's Current Report on Form 8-K dated December
                12, 1996 and filed with the Commission on December 16,
                1996 (File No. 0-8822) (the "1996 Form 8-K").

3.1 Articles of Incorporation of the Company and amendments to the Articles of Incorporation attached as an Exhibit to the Company's Form 10 dated September
                30, 1978, incorporated herein by reference.

3.2 Bylaws of the Company and amendments to Bylaws attached as an Exhibit to the Company's Form 10 dated
                September 10, 1978, incorporated herein by reference.

3.3.            Amended Articles of Incorporation and Bylaws dated
                March, 1981 attached as an Exhibit to the Company's
                Form 10-K for the fiscal year ended September 30, 1981, incorporated herein by reference.

3.4             Amended Articles of Incorporation and Bylaws dated
                April, 1992 attached as an Exhibit to the Company's
                Form 10-K for the fiscal year ended September 30, 1992, incorporated herein by reference.

3.5             Amended Articles of Incorporation and Bylaws dated
                November 1994, attached as an Exhibit to the Company's
                Form 10-K for the fiscal year ended September 30, 1994, incorporated herein by reference.

10.1            1985 Incentive Stock Option Plan, dated August 18,
                1985, attached as an Exhibit to the Company's Form
                10-K for the fiscal year ended September 30, 1985, incorporated herein by reference.

10.2            PDG/Prescott Development Group, L.L.C. Operating
                Agreement attached as an Exhibit to the Company's Form
                10-K for the fiscal year ended September 30, 1993, incorporated herein by reference.

Exhibit No.                      Description                                Page
-----------                      -----------                                ----

10.3 PDG/Prescott Development Group, L.L.C. Loan Agreement, attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1993, incorporated herein by reference.

10.4            PDG/Prescott Development Group, L.L.C. Irrevocable
                Guarantee attached as an Exhibit to the Company's Form
                10-K for the fiscal year ended September 30, 1993, incorporated herein by reference.

10.5 Cavco Convertible Note Trust Agreement, Loan Agreement and Promissory Note dated April 12, 1994 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1994, incorporated herein by reference.

10.6(1)(2)      Incentive Stock Option Agreement between the Company
                and Wendell Hargis dated August 18, 1995.

10.7(1) Asset Purchase Agreement dated September 20, 1996 between Action Healthcare Management Services, Inc.
                and Vanilla, Inc.


10.8(1)(2)      Form of Indemnification Agreement between the Company
                and each of its directors dated as of December 2,
                1996.

10.9(2) Consulting Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.

10.10(2) Employment Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.

10.11(1)        Standard Industrial Lease - Multi-Tenant dated February
                1, 1993 by and between Loral Corporation and Cavco
                Industries, Inc.

21(1)           Subsidiaries of the registrant

27              Financial Data Schedule

99.1            Voting Agreement dated as of December 4, 1996, between
                Centex Real Estate Corporation, a Nevada corporation, and Al R. Ghelfi, Janet M. Ghelfi and Janal Limited
                Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.1 to the 1996 Form 8-K.

99.2 Stock Purchase Agreement dated as of December 4, 1996, between Centex Real Estate Corporation, a Nevada
                Corporation,

Exhibit No.                      Description                                Page
-----------                      -----------                                ----
                and Al R. Ghelfi, Janet M. Ghelfi and Janal Limited
                Partnership, an Arizona limited partnership,
                incorporated herein by reference to Exhibit 99.2 to
                the 1996 Form 8-K.

------------------------

(1)  Filed herewith

(2)  Management contract or compensatory plan