Form 10-Q
period 1996-12-31
CAVCO INDUSTRIES INC
filed 1997-02-13
CIK 278166

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-8822

                             CAVCO INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         ARIZONA                                            86-0214910
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

              1001 NORTH CENTRAL, 8TH FLOOR, PHOENIX, ARIZONA 85004
               (Address of principal executive offices) (Zip Code)

                                 (602) 256-6263
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1997, there were 3,387,968 outstanding shares of Common Stock, $.05 par value, of Cavco Industries, Inc.

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I.  Financial Information                                Page No.

Item 1.  Financial Statements

Consolidated Balance Sheets
         December 31, 1996 and September 30, 1996                 3-4

Consolidated Statements of Earnings
         Quarter ended December 31, 1996 and 1995                 5

Consolidated Statements of Cash Flows
         Quarter ended December 31, 1996 and 1995                 6

Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8


PART II. Other Information                                        12

Item 6.  Exhibits and Reports on Form 8-K

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets


                                                                   December 31,    September 30,
                                                                      1996             1996
                                                                  -------------    -------------
Current Assets
       Cash                                                       $ 1,405,177       13,298,107

       Accounts and notes receivable, net of $1,009,000
            and $969,000 reserve for uncollectible accounts
            at December 31 and September 30, respectively           7,832,958        3,185,295

       Inventories
            Manufacturing:
                 Raw materials                                      3,695,225        3,869,300
                 Work in process                                      840,427          852,716
            Real estate held for sale                               5,713,416        6,156,056
                                                                  -----------       ----------
                 Total inventories                                 10,249,068       10,878,072
                                                                  -----------       ----------

       Prepaid expenses                                             1,853,749          619,791
       Deferred tax charge                                          1,026,214        1,026,214
                                                                  -----------       ----------
                 Total current assets                              22,367,166       29,007,479
                                                                  -----------       ----------

  Property. plant and equipment, at cost                           15,520,928       15,241,264
       Less accumulated depreciation                                5,584,580        5,246,987
                                                                  ----------        ----------
            Net property, plant and equipment                       9,936,348        9,994,277
                                                                  -----------       ----------

  Assets under lease                                               24,313,042       22,188,592
       Less accumulated depreciation                                1,028,578          876,594
                                                                   ----------       ----------
            Net assets under lease                                 23,284,464       21,311,998
                                                                  -----------       ----------

  Notes receivable, net of current portion                          1,256,866        1,501,685
  Investment in partnerships                                        2,644,075        2,644,075
  Other assets                                                        994,508          986,376
                                                                  -----------       ----------
                                                                  $60,483,427       65,445,890
                                                                  ===========       ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity


                                                          December 31,     September 30,
                                                              1996             1996
                                                          ------------     -------------
Current liabilities
     Notes payable                                        $    49,109          703,682
     Current installments of long term debt                 3,407,260        3,409,763
     Accounts payable                                       3,046,503        4,990,907
     Accrued expenses                                       8,449,792        7,957,659
     Income taxes                                           1,078,744        2,563,484
                                                          -----------       ----------
          Total current liabilities                        16,531,408       19,625,495
                                                          -----------       ----------

Long term debt, excluding current installments             12,052,939       15,479,607

Deferred taxes and other liabilities                        1,670,092        1,670,132

Stockholders' equity:
     Common stock, $.05 par value; 8,000,000 shares
          authorized; 3,387,968 shares issued and
          outstanding                                         169,399          169,399
     Capital in excess of par                                 361,804          361,804
     Retained earnings                                     29,697,785       28,139,453
                                                          -----------       ----------
          Net stockholders' equity                         30,228,988       28,670,656
                                                          -----------       ----------
                                                          $60,483,427       65,445,890
                                                          ===========       ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                    Quarter Ended December 31, 1996 and 1995


                                                                1996              1995
                                                            -----------        ----------
Net sales                                                   $34,086,397        30,689,331

Cost of sales                                                26,954,447        24,204,389
                                                            -----------        ----------
     Gross profit                                             7,131,950         6,484,942

Selling, general and administrative expenses                  4,329,733         3,415,327
                                                            -----------        ----------
     Operating income                                         2,802,217         3,069,615

Other income (expense)
     Interest income                                            141,624            77,040
     Interest expense                                          (366,969)         (334,148)
     Miscellaneous                                               43,048            50,814
                                                            -----------        ----------
                                                               (182,297)         (206,294)
                                                            -----------        ----------
Income from continuing operations
     before income taxes                                      2,619,920         2,863,321

Income taxes                                                  1,048,020         1,140,820
                                                            -----------        ----------

Income from continuing operations                             1,571,900         1,722,501

Loss from discontinued operations, net of
     tax credit of $9,200 in 1996 and $40,200 in 1995           (13,568)          (59,499)
                                                            -----------        ----------

Net income                                                  $ 1,558,332         1,663,002
                                                            ===========        ==========

Income per share from continuing operations                 $       .46               .51
                                                            -----------        ----------
Income per share from discontinued operations                        --               .02
                                                            -----------        ----------
Net income per share                                        $       .46               .49
                                                            ===========        ==========

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Quarter Ended December 31, 1996 and 1995


                                                                        1996                1995
                                                                    ------------        ----------
Net cash used in operations                                         $ (6,449,901)       (4,568,032)

Cash flows from investing activities:
     Purchases of property, plant and equipment                         (676,614)         (298,906)
     Purchases of assets under lease                                  (2,527,607)       (2,141,691)
     Proceeds from sales of property, plant and equipment                 95,247           103,992
     Proceeds from sales of assets under lease                           511,282           217,926
     Proceeds from collections on notes receivable                       484,699           603,763
     Additions to notes receivable                                       (33,400)               --
     Additions to investment in partnerships                                  --          (354,697)
                                                                    ------------        ----------
          Net cash used in investing activities                       (2,146,393)       (1,869,613)
                                                                    ------------        ----------

Cash flows from financing activities:
     Borrowings under lines of credit                                         --         1,352,635
     Repayments on lines of credit                                      (154,573)       (1,124,477)
     Proceeds from long term borrowings                                       --         4,000,000
     Repayment of long term debt                                      (3,142,063)         (699,762)
                                                                    ------------        ----------
          Net cash provided by (used in) financing activities         (3,296,636)        3,528,396
                                                                    ------------        ----------

Decrease in cash                                                     (11,892,930)       (2,909,249)

Cash at beginning of period                                           13,298,107         8,140,730
                                                                    ------------        ----------

Cash at end of period                                               $  1,405,177         5,231,481
                                                                    ============        ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for -
          Interest                                                  $    393,293           492,509
          Income taxes                                              $  2,525,000           117,634

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of the Company and its subsidiaries, Sun Built Homes, Inc. (Sun Built), National Security Containers, Inc. (NSC) and Cavco Industries of New Mexico, Inc., which was formed in July, 1996, and through which the Company is building a new manufacturing facility.

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

       These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related disclosures contained in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1996, filed with the Securities and Exchange Commission.

2. The number of shares used in computing earnings per common share for both quarters presented, based on the weighted average number of shares outstanding, was 3,387,968.

3. The results of operations for the quarter ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4. Discontinued operations reflected in the statements of earnings include results of Action Healthcare Management Services, Inc., which was sold in September 1996 and CVC Leasing, which was sold in August 1994. A summary of discontinued operations follows:

                                                            Three months ended
                                                                 December 31,
                                                             1996           1995
                                                           -------        -------
       Loss from operations of discontinued CVC            (27,621)       (16,566)
           Less applicable tax credit                       11,200          6,800
       Income (loss) from operations of discontinued
                 Action                                      4,853        (83,133)
           Less applicable tax (provision) credit           (2,000)        33,400
                                                           -------        -------
       Loss from discontinued operations                   (13,568)       (59,499)
                                                           =======        =======

                     CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS: PROPOSED MERGER

As previously reported, on December 4, 1996, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, Centex Real Estate Corporation ("CREC"), MFH Holding Company, a Nevada corporation (the "Holding Company"), MFH Acquisition Company, an Arizona corporation and wholly-owned subsidiary of the Holding Company (the "Merger Subsidiary") and certain shareholders of Cavco, Al R. Ghelfi, the Chairman of Cavco, his spouse, Janet M. Ghelfi, and Janal Limited Partnership, an Arizona limited partnership ("Janal") (the "Shareholder Parties"). The purpose of the transactions contemplated by the Merger Agreement is to effect the acquisition by CREC, through its ownership of shares in the Holding Company, of approximately 78% of the equity interest in Cavco, with the remaining approximately 22% equity interest to be retained by the Shareholder Parties through their ownership of shares in the Holding Company. If the transactions contemplated by the Merger Agreement are consummated, all shares of Cavco Common Stock held by shareholders of Cavco other than the Shareholder Parties, together with 1,047,288 shares of Cavco Common Stock held by the Shareholder Parties, will be converted into the right to receive $26.75 in cash (or in the case of shareholders who exercise appraisal rights, the amount determined under applicable law). Consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including the approval of a majority of the outstanding shares of Cavco Common Stock. See (i) the Company's Current Report on Form 8-K dated December 12, 1996, as amended by the Company's Current Report on form 8-K/A dated December 19, 1996, and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, for additional information concerning the transactions contemplated by the Merger Agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter of fiscal 1997 with cash of $1,405,177 and working capital of $5,835,758. Cash and working capital positions tend to fluctuate throughout the fiscal year as a result of the internal funding of the expansion of NSC's lease fleet. Net cash used in operations was $6,449,901. This net use of cash reflects $1.6 million of net income and depreciation of $515,096, offset by a $4.8 million increase in accounts receivable, $1.2 million added to prepaid expenses, and $2.5 million of income taxes paid during the quarter.

Uses of cash during the quarter ended December 31, 1996 include $676,614 for purchases of property, plant and equipment. The Company purchased a new engineering and drafting software package for approximately $268,000. NSC invested approximately $268,000 toward a new system for leasing, billing and inventory tracking. NSC also spent $2,527,607 on additions to its lease fleet. NSC received $511,282 from sales of lease fleet units and $484,699 from collections on its finance lease receivables during the first quarter of fiscal 1997.

The Company has a $4 million revolving bank line of credit that may be used to fund working capital needs. The Company borrowed $2 million on the line in January 1997. Available borrowings are subject to a borrowing base formula based on inventories and accounts receivable. Long term debt repayments of $3,142,063 during the quarter ended December 31, 1996 include a $2,050,000 principal repayment on the Company's convertible note. NSC has a $15 million line of credit arrangement to support its lease fleet expansion. NSC continues to expand its investment in its lease fleet, and at December 31, 1996, had approximately $3.6 million in available borrowings on its line of credit. NSC has not borrowed any funds under this line of credit during fiscal 1997 and repaid $917,000 on the line of credit during the quarter ended December 31, 1996. Sun Built has a $1.4 million line of credit that is used to finance purchases of manufactured homes for its subdivisions. Repayments are made from the proceeds on the sales of the homes. Sun Built repaid $154,573 on its line of credit during the quarter ended December 31, 1996. The remaining debt repayments during the first quarter of fiscal 1997 were for mortgages and other loans of the Company.

Subsequent to the first quarter of fiscal 1997, the Company converted the outstanding balance of a promissory note issued on April 28, 1994, to Carl Osterman, as Trustee of the Cavco Convertible Note Trust, in accordance with the terms of the note and the related loan agreement. The outstanding balance on December 31, 1996 of $2,050,000 was converted into 128,084 shares of the Company's common stock in February 1997.

The Company has budgeted capital expenditures of approximately $4.8 million for construction of the new manufacturing facility in New Mexico, to be financed in part through industrial revenue bond financing currently under negotiation. The Company believes that its existing cash, available lines of credit, and cash generated from operations will be sufficient to meet capital expenditure, debt service and other liquidity requirements for fiscal 1997.

During the past three years, inflation has not had a significant impact on the Company's operations. The Company has demonstrated its ability to adjust the manufacturing costs of its products through engineering changes and effective price negotiations, and has been able to adjust the selling price of its products in response to changing costs.

RESULTS OF OPERATIONS

First Quarter of fiscal 1997 Compared to First Quarter of fiscal 1996

Comparative financial data for the Company's manufacturing operations and leasing operations is as follows:

                                     Three months ended                      Three months ended
                                      December 31, 1996                      December 31, 1995
                                ------------------------------         ------------------------------
                                Manufacturing        Leasing           Manufacturing        Leasing
                                 Operations(a)      Operations          Operations(a)      Operations
                                ------------------------------         --------------      ----------
Net sales                        31,416,811          2,669,586           28,438,434         2,250,897
Cost of sales                    25,711,824          1,242,623           23,093,239         1,111,150
                                 ----------          ---------           ----------         ---------
       Gross profit               5,704,987          1,426,963            5,345,195         1,139,747
          [gross margin]              (18.2)%            (53.5)%              (18.8)%           (50.6)%
Selling, general and
   administrative expenses        3,360,227            969,506            2,729,044           686,283
                                 ----------          ---------           ----------         ---------
       Operating income           2,344,760            457,457            2,616,151           453,464
                                 ----------          ---------           ----------         ---------

(a) Manufacturing Operations include operating results of the Company and its wholly-owned subsidiary, Sun Built.

Sales for the quarter ended December 31, 1996 increased $3,397,066, or 11.1 percent, over the corresponding quarter reported for the previous year. Sales from the Company's manufacturing operations accounted for $3 million of the increase, which was made up of an increase in manufactured housing sales of $4.3 million, due to increased production capacity, improved productivity and improved market conditions, offset in part by a $1.3 million decrease in Sun Built's sales. Sun Built's revenues for the first quarter of the prior year reflected the completion of a large subdivision sale in December 1995. Total revenues from the leasing operations increased approximately $420,000, primarily as a result of increased lease revenues generated on a larger lease fleet. Leasing revenue increased approximately $485,000 during the first quarter of fiscal 1997, while sales of security containers and trailer vans by the leasing operations decreased approximately $65,000 over the same period last year.

The Company's gross profit margins decreased slightly from 21.1 percent in the first quarter of fiscal 1996 to 20.9 percent in the first quarter of fiscal 1997. Manufacturing operations experienced a gross margin of 18.3 percent in the first quarter of fiscal 1997 compared to 19.0 percent for the first quarter of fiscal 1996, due in part to the holiday schedule of the Company's manufacturing facilities. During the first quarter of fiscal 1997, all three manufacturing facilities were shut down for 1-1/2 weeks during the holidays. In the prior year, only two facilities shut down for one week. Gross margins in Sun Built declined from 15.6 percent in the first quarter of fiscal 1996 to 8.9 percent for first quarter of fiscal 1997. This decrease was due primarily to the large subdivision sale in December 1995, described above. Gross profit margins in the leasing operations increased from 50.6 percent in the first quarter of fiscal 1996 to 53.5 percent in the first quarter of fiscal 1997. Margins in the leasing segment are influenced by the mix of leasing revenues and sales revenues. During fiscal 1997, margins from leasing activities have averaged near 61 percent, while margins on sales of security containers and trailer vans have approximated 22 percent.

Selling, general and administrative expenses reflect an increase of $914,406 in the quarter ended December 31, 1996 over the same quarter in the prior year. During the quarter ended December 31, 1996, the Company incurred $308,198 of legal and other costs related to the Merger Agreement. The Company incurred approximately $105,000 in additional payroll costs in the quarter ended December 31, 1996 for personnel involved in the construction and planning of a new manufacturing facility in New Mexico. Selling expenses in the Company's manufactured housing operations increased by 23.1 percent to $3,360,227, primarily as a result of the improved revenues. Selling, general and administrative expenses in the Company's leasing operations increased by 41.3 percent to $969,506 in the quarter ended December 31, 1996, due to increases in wages, rent and other office costs as the leasing subsidiary continues to develop its corporate office and sales team.

Other income is comparable between the quarters ended December 31, 1996 and 1995. The increase in interest income in the quarter ended December 31, 1996 resulted from higher cash balances early in the quarter.

Income from continuing operations was $1,571,900 or $0.46 per share and $1,722,501 or $0.51 per share, for the quarters ended December 31, 1996 and 1995, respectively. This decrease of $151,055 or $.05 per share was due primarily to the increased legal and other costs associated with the Merger Agreement described above, offset in part by improved revenues. Net income was $1,558,332, or $0.46 per share, for the quarter ended December 31, 1996 compared to $1,663,002, or $0.49 per share, for the same quarter in the prior year, a decrease of $104,670, or $.03 per share.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              Exhibit No.                       Description

                  2 Agreement and Plan of Merger dated as of December 4, 1996, among Centex Real Estate Corporation, a Nevada corporation, MFH Holding Company, a Nevada corporation, MFH Acquisition Company, an Arizona corporation, Cavco Industries, Inc., an Arizona corporation, Al R. Ghelfi, Janet M. Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to
                              Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 12, 1996 and filed with the Commission on December 16, 1996 (File No. 0-8822)(the "1996 Form 8-K").

                  10.1(1) Form of Indemnification Agreement between the Company and each of its directors dated as of December 2, 1996, attached as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference.

                  10.2(1) Consulting Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.

                  10.3(1) Employment Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.

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

-----------------
(1) Management contract or compensatory plan

         (b) Reports on Form 8-K

             On December 16, 1996, the Company filed a Current Report on Form 8-K dated December 12, 1996, as amended by a Current Report on Form 8-K/A dated December 19, 1996, reporting the transactions contemplated by the Merger Agreement in Item 5 thereof. No financial statements were filed therewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Cavco Industries, Inc.
                                                      (Registrant)


Date  February 13, 1997                          /s/ Robert Ward
                                                 -------------------------------
                                                          (Signature)
                                                 Robert Ward, on behalf of the
                                                 Registrant as Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer

                                    EXHIBITS

              Exhibit No.                    Description

                  2 Agreement and Plan of Merger dated as of December 4, 1996, among Centex Real Estate Corporation, a Nevada corporation, MFH Holding Company, a Nevada corporation, MFH Acquisition Company, an Arizona corporation, Cavco Industries, Inc., an Arizona corporation, Al R. Ghelfi, Janet M. Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to
                              Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 12, 1996 and filed with the Commission on December 16, 1996 (File No. 0-8822)(the "1996 Form 8-K").

                  10.1(1) Form of Indemnification Agreement between the Company and each of its directors dated as of December 2, 1996, attached as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference.

                  10.2(1) Consulting Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.

                  10.3(1) Employment Agreement dated as of December 4, 1996, by and between Cavco Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.

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

--------------------
(1) Management contract or compensatory plan