Form 10-K/A
period 1996-09-30
CAVCO INDUSTRIES INC
filed 1997-02-19
CIK 278166

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------


                                  FORM 10-K/A

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
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


================================================================================

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

                                                               BID                 ASKED
                                                           ------------         ------------
                                                           HIGH     LOW         HIGH     LOW
                                                           ----     ---         ----     ---
    YEAR ENDED SEPTEMBER 30, 1996
    First Quarter........................................   12 1/8   9  3/4      12 3/4  10  1/2
    Second Quarter.......................................   14 3/4  11  1/2      15 1/4  12  1/4
    Third Quarter........................................   18      13           18 1/4  13  3/4
    Fourth Quarter.......................................   19 3/4  13  5/8      20 3/8  14  3/8

                                                               BID                 ASKED
                                                           ------------         ------------
                                                           HIGH     LOW         HIGH     LOW
                                                           ----     ---         ----     ---
    YEAR ENDED SEPTEMBER 30, 1995
    First Quarter........................................   135/6   10 5/6       14 1/2  11  1/2
    Second Quarter.......................................   12       9  3/4      13      10  1/4
    Third Quarter........................................   11 3/4   8  1/2      12 3/4   9
    Fourth Quarter.......................................   10 3/8   8  3/4      11 1/4   9  3/4

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

ITEM 6:  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The selected financial data presented below have been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report covering the consolidated balance sheets as of September 30, 1996 and 1995 and the related consolidated statements of earnings and cash flows for each of the three years in the period ended September 30, 1996 also is included elsewhere herein. The consolidated statement of earnings data for the years ended September 30, 1993 and 1992 and the consolidated balance sheet data as of September 30, 1994, 1993, and 1992 are derived from audited financial statements not included herein.

                                                 FIVE YEAR SUMMARY OF FINANCIAL DATA
                                                      YEARS ENDED SEPTEMBER 30,
                                ---------------------------------------------------------------------
                                    1996           1995          1994          1993          1992
                                ------------   ------------   -----------   -----------   -----------
Earnings Statement Data:
  Net sales...................  $130,105,136    112,682,132    90,596,038    56,326,371    41,622,896
  Net income from continuing
     operations...............  $  6,932,958      4,643,662     3,897,192     1,897,160     1,371,055
  Income per share from
     continuing operations....  $       2.05           1.37          1.15           .56           .41
Balance Sheet Data:
  Current assets..............  $ 29,007,479     23,626,576    26,091,140    11,035,719     9,996,586
  Current liabilities.........  $ 19,625,495     15,457,784    17,719,922    10,458,560     8,676,310
  Working capital.............  $  9,381,984      8,168,792     8,371,218       577,159     1,320,276
  Total assets................  $ 65,445,890     51,811,939    41,878,513    30,703,330    25,875,595
  Long term obligations.......  $ 17,149,739     13,970,960     6,013,047     7,853,985     7,209,131
  Net stockholders' equity....  $ 28,670,656     22,383,195    18,145,544    11,467,392     9,325,115


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


     Uses of cash during 1996 included capital expenditures of $11.9 million, increases in notes receivable of $.4 million and additions to investments in partnerships of $.1 million. The Company increased its NSC lease fleet by $9.9 million and spent $2 million on property, plant and equipment additions. Property, plant and equipment additions include $590,000 spent on land and a building for NSC's El Paso location. Another

$210,000 was used to purchase delivery vehicles for NSC. The Company also spent approximately $520,000 on various computer programs, network and communication systems.

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


     Selling, general and administrative expenses increased overall by $2,298,858, or 18%, in fiscal 1996. Approximately $1.4 million of the increase is attributable to the leasing operations due to increases in wages, rent and other office costs as the subsidiary continues to develop its corporate office and open additional branch locations. In addition, a significant portion of this increase was due to a $369,000 aggregate increase in reserves established for trade accounts receivable and notes receivable in fiscal 1996. The increase related to management's assessment of collectibility based on increased experience with NSC leasing operations, and the effect of new customers and increased international business in Mexico in the leasing operations. Selling, general and administrative expense increases of $720,965 in the manufactured housing segment resulted primarily from increased employee bonuses, which are based on the pre-tax operating profits of the Company. The $594,502 increase in interest expense in fiscal 1996 reflects increased finance costs incurred for expansion of the lease fleet.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................   16
Consolidated Financial Statements:
  Consolidated Balance Sheets -- September 30, 1996 and 1995..........................   17
  Consolidated Statements of Earnings -- Years Ended September 30, 1996, 1995 and
     1994.............................................................................   18
  Consolidated Statements of Changes in Stockholders' Equity..........................   19
  Consolidated Statements of Cash Flows -- Years Ended September 30, 1996, 1995 and
     1994.............................................................................   20
Notes to Consolidated Financial Statements............................................   21
Schedule II  Valuation and Qualifying Accounts -- Years Ended September 30, 1996, 1995
             and 1994.................................................................   33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cavco Industries, Inc.:


     We have audited the accompanying consolidated balance sheets of CAVCO INDUSTRIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

                                          ARTHUR ANDERSEN LLP

Phoenix, Arizona,
December 4, 1996.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995

                                     ASSETS


                                                                        1996            1995
                                                                     -----------     ----------
Current assets
  Cash and cash equivalents........................................  $13,298,107      8,140,730
  Receivables
     Trade accounts, net of $719,000 and $280,000 reserve for
      uncollectible accounts in 1996 and 1995, respectively........    2,662,340      3,164,862
     Notes, net of $582,000 reserve in 1996........................      377,241        511,302
     Other.........................................................      145,714        509,369
                                                                     -----------     -----------
          Total receivables........................................    3,185,295      4,185,533
                                                                     -----------     -----------
  Inventories
     Manufacturing:
       Work in process.............................................      852,716        807,949
       Raw materials...............................................    3,869,300      2,971,581
     Real estate held for sale.....................................    6,156,056      6,133,089
                                                                     -----------     -----------
          Total inventories........................................   10,878,072      9,912,619
                                                                     -----------     -----------
  Prepaid expenses.................................................      619,791        834,713
  Deferred tax charge..............................................    1,026,214        552,981
                                                                     -----------     -----------
          Total current assets.....................................   29,007,479     23,626,576
                                                                     -----------     -----------
Notes receivable, net of current portion...........................    1,501,685      1,162,415
Property, plant and equipment, at cost.............................   15,241,264     14,285,539
  Less accumulated depreciation....................................    5,246,987      4,666,351
                                                                     -----------     -----------
          Net property, plant and equipment........................    9,994,277      9,619,188
                                                                     -----------     -----------
Assets under lease.................................................   22,188,592     14,366,138
  Less accumulated depreciation....................................      876,594        596,007
                                                                     -----------     -----------
          Net assets under lease...................................   21,311,998     13,770,131
                                                                     -----------     -----------
Investment in partnerships.........................................    2,644,075      2,534,703
Other assets.......................................................      986,376      1,098,926
                                                                     -----------     -----------
                                                                     $65,445,890     $51,811,939
                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable....................................................  $   703,682      1,022,864
  Current installments of long term debt...........................    3,409,763      2,444,248
  Accounts payable.................................................    4,990,907      5,009,125
  Accrued expenses.................................................    7,957,659      6,939,129
  Income taxes.....................................................    2,563,484         42,418
                                                                     -----------     -----------
          Total current liabilities................................   19,625,495     15,457,784
                                                                     -----------     -----------
Long term debt, excluding current installments.....................   15,479,607     12,692,661
Deferred income taxes..............................................    1,670,132      1,278,299
Stockholders' equity
  Common stock, $.05 par value; 8,000,000 shares authorized;
     3,387,968 and 3,382,968 shares issued and outstanding in 1996
     and 1995, respectively........................................      169,399        169,149
  Capital in excess of par value...................................      361,804        312,054
  Retained earnings................................................   28,139,453     21,901,992
                                                                     -----------     -----------
          Net stockholders' equity.................................   28,670,656     22,383,195
                                                                     -----------     -----------
                                                                     $65,445,890     51,811,939
                                                                     ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                              1996          1995          1994
                                                          ------------   -----------   ----------
Net sales...............................................  $130,105,136   112,682,132   90,596,038
Cost of sales...........................................   102,801,345    91,469,469   74,238,342
                                                          ------------   ------------  -----------
  Gross profit..........................................    27,303,791    21,212,663   16,357,696
Selling, general and administrative expenses............    15,197,212    12,898,354    9,833,790
                                                          ------------   ------------  -----------
  Operating income......................................    12,106,579     8,314,309    6,523,906
                                                          ------------   ------------  -----------
Other income (expense):
  Interest income.......................................       519,802       287,385      175,957
  Interest expense......................................    (1,590,054)     (995,552)    (453,315)
  Miscellaneous.........................................       521,431       152,940      156,444
                                                          ------------   ------------  -----------
                                                              (548,821)     (555,227)    (120,914)
                                                          ------------   ------------  -----------
Income from continuing operations before income taxes...    11,557,758     7,759,082    6,402,992
  Income taxes..........................................     4,624,800     3,115,420    2,505,800
                                                          ------------   ------------  -----------
Income from continuing operations.......................     6,932,958     4,643,662    3,897,192
                                                          ------------   ------------  -----------
Discontinued operations:
  Income (loss) from operations of Action (less income
     taxes of ($55,400), ($73,420) and $21,300 for 1996,
     1995 and 1994, respectively).......................       (83,002)     (110,130)      31,660
  Loss on sale of Action (less income taxes of
     ($171,300))........................................      (256,940)           --           --
  Income (loss) from operations of CVC Leasing (less
     income taxes of ($237,100), ($194,000) and $260,800
     for 1996, 1995 and 1994, respectively).............      (355,555)     (295,881)     404,507
  Gain on sale of CVC (less income taxes of
     $1,465,000)........................................            --            --    2,272,319
                                                          ------------   ------------  -----------
Net income..............................................  $  6,237,461     4,237,651    6,605,678
                                                          ============   ============  ===========
Income per share from continuing operations.............  $       2.05          1.37         1.15
Income (loss) per share from operations of discontinued
  Action subsidiary.....................................          (.02)         (.03)         .01
Loss per share from sale of Action subsidiary...........          (.08)           --           --
Income (loss) per share from operations of discontinued
  CVC division..........................................          (.11)         (.09)         .12
Income per share from gain on sale of CVC division......            --            --          .67
                                                          ------------   ------------  -----------
Net income per share....................................  $       1.84          1.25         1.95
                                                          ============   ============  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                     COMMON STOCK
                                 --------------------   ADDITIONAL                UNREALIZED        NET
                                  NUMBER                 PAID IN      RETAINED     LOSS ON     STOCKHOLDERS'
                                 OF SHARES    AMOUNT     CAPITAL      EARNINGS     EARNINGS       EQUITY
                                 ---------   --------   ----------   ----------   ----------   -------------
September 30, 1993.............  3,382,968   $169,149     312,054    11,058,663     (72,474)    $ 11,467,392
  Add:
     Net income................                                       6,605,678                    6,605,678
     Net unrealized loss.......                                                      72,474           72,474
                                 ---------   --------     -------    ----------     -------      -----------
September 30, 1994.............  3,382,968    169,149     312,054    17,664,341           0       18,145,544
  Add:
     Net income................                                       4,237,651                    4,237,651
                                 ---------   --------     -------    ----------     -------      -----------
September 30, 1995.............  3,382,968    169,149     312,054    21,901,992           0       22,383,195
  Add:
     Net income................                                       6,237,461                    6,237,461
     Stock Options Exercised...      5,000        250      49,750                                     50,000
                                 ---------   --------     -------    ----------     -------      -----------
September 30, 1996.............  3,387,968   $169,399     361,804    28,139,453           0     $ 28,670,656
                                 =========   ========     =======    ==========     =======      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                              1996          1995          1994
                                                           -----------   -----------   ----------
Cash flows from operating activities:
  Net income.............................................  $ 6,237,461     4,237,651    6,605,678
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of CVC Leasing division................           --            --           --
     Depreciation and amortization expense...............    1,775,595     1,681,630      703,401
     Provision for losses on receivables.................      288,675        75,000           --
     Provision for deferred income taxes.................      (81,400)      703,929      (55,900)
     Gain on sales of assets under lease.................     (605,755)     (389,409)          --
  Change in assets and liabilities:
     (Increase) decrease in receivables..................     (645,753)   (1,745,872)     827,900
     (Increase) decrease in manufacturing inventories....     (942,486)     (641,325)  (3,739,014)
     (Increase) decrease in real estate held for sale....       99,033    (1,067,249)  (2,833,311)
     (Increase) decrease in prepaid expenses.............      214,922      (373,198)     117,989
     (Increase) decrease in other assets.................       17,777      (241,244)    (481,330)
     Increase (decrease) in accounts payable.............      (18,218)      244,338    1,591,790
     Increase (decrease) in accrued expenses.............    1,147,227       883,953    2,071,614
     Increase (decrease) in income taxes.................    2,773,173    (2,808,006)   1,640,552
     Increase (decrease) in lease deposits and other
       liabilities.......................................        2,358        94,172      199,420
  Net cash flows from discontinued operations............      769,668     2,446,475   (4,433,653)
                                                           -----------   ------------  -----------
          Net cash provided by operating activities......   11,032,277     3,100,845    2,215,136
                                                           -----------   ------------  -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment.............   (2,014,579)   (2,292,217)  (1,962,510)
  Proceeds from sales of property, plant and equipment...      297,466       111,254           --
  Additions to assets under lease........................   (9,897,421)  (11,292,377)  (8,182,092)
  Proceeds from sales of assets under lease..............    1,231,099     2,713,985      773,288
  Increase in notes receivable...........................      419,500            --      (78,500)
  Proceeds from collections on notes receivable..........    1,676,128     1,352,273      420,328
  Additions to investment in partnerships................     (109,372)   (1,212,979)  (1,298,172)
  Net proceeds from sale of CVC Leasing division.........           --            --   10,464,504
                                                           -----------   ------------  -----------
          Net cash provided by (used for) investing
            activities...................................   (9,236,179)  (10,620,061)     136,846
                                                           -----------   ------------  -----------
Cash flows from financing activities:
  Borrowing under lines of credit........................    2,777,776     7,989,543    7.442,376
  Repayment of lines of credit...........................   (3,096,958)   (8,621,169)  (6,990,149)
  Proceeds from long-term debt...........................    7,000,000     8,603,857    5,598,713
  Repayment of long-term debt............................   (3,369,539)   (1,318,885)    (775,126)
  Proceeds from issuance of common stock.................       50,000            --           --
                                                           -----------   ------------  -----------
          Net cash provided by financing activities......    3,361,279     6,653,346    5,275,814
                                                           -----------   ------------  -----------
  Increase (decrease) in cash and cash equivalents.......    5,157,377      (865,870)   7,627,796
     Cash and cash equivalents at beginning of year......    8,140,730     9,006,600    1,378,804
                                                           -----------   ------------  -----------
     Cash and cash equivalents at end of year............  $13,298,107     8,140,730    9,006,600
                                                           ===========   ============  ===========


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

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

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

     Supplemental Disclosures of Non-cash Investing and Financing Activities:


     In 1996, the Company sold $1,238,182 of lease assets for notes receivable. The Company purchased $122,000 of real estate held for sale, financed by long term debt. Also in 1996, the Company sold the majority of the assets of its Action subsidiary and received a $442,000 note, with respect to which the Company established a reserve of $332,000.


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

     Supplemental disclosure of Cash Flow information:

                                                        1996           1995           1994
                                                     ----------     ----------     ----------
    Cash paid during the year for:
      Interest.....................................  $1,622,675      1,020,766      1,109,739
      Income Taxes.................................  $1,720,234      2,540,433      2,394,904

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

  (i) Accounting Statements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS"), No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which the Company will be required to implement effective for the fiscal year ending September 30, 1997. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed of must be valued at the

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
lower of carrying value or fair value less costs to sell. Management of the Company believes that if SFAS No. 121 were implemented currently, no material impairment loss would be recognized.

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


  (k) Accounting for Stock Based Compensation



     The Financial Accounting Standards Board has adopted SFAS No. 123, which must be adopted by the Company in fiscal 1997. As permitted by SFAS No. 123, the Company will continue to account for transactions with its directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Companies which choose this alternative method are required to disclose the pro forma effects on earnings and earnings per share as if the effects of stock-based compensation had been accounted for in the financial statements. Management has not yet calculated the effects of those pro forma adjustments.



  (l) Reclassifications


     Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

(2) ACCOUNTS AND NOTES RECEIVABLE


     Notes receivable include amounts due under finance leases ($1,780,686 and $1,633,607 at September 30, 1996 and 1995, respectively) and amounts due from sales of real estate held for sale ($200,000 and $16,610 at September 30, 1996 and 1995, respectively). The finance leases are secured by the related assets under lease, and the notes on real estate sales are secured by deeds of trust. Also included in notes receivable is the balance on a line of credit extended to a dealer ($38,240 and $23,500 at September 30, 1996 and 1995, respectively) and a $442,000 note receivable related to the sale of Action in 1996, net of a $332,000 reserve. See "Note 13 -- Discontinued Operations". Remaining reserves established relate primarily to the leasing operation and remaining accounts outstanding from the discontinued CVC operations. Accounts receivable and notes receivable were analyzed as of the end of each of the years presented and reserves were established based upon factors such as age of outstanding balances and management's ongoing analysis of the prospect of collecting the accounts. The significant increase in reserves for fiscal 1996 related to management's assessment of collectability based on increased experience with the NSC leasing operations, and the effect of new customers and increased international business in Mexico in the leasing operations.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

     The aggregate maturities of the notes receivable for the five years subsequent to September 30, 1996 are as follows:

            1997.....................................................  $  959,241
            1998.....................................................     612,326
            1999.....................................................     259,555
            2000.....................................................     179,351
            2001.....................................................     144,446
            Thereafter...............................................     306,007
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

                                                   AVERAGE               SEPTEMBER 30,
                                                 DEPRECIABLE      ---------------------------
                                                LIVES (YEARS)        1996            1995
                                                --------------    -----------     -----------
    Land......................................        --          $ 2,759,158       2,455,801
    Buildings.................................      15-30           2,500,201       2,115,744
    Plant equipment...........................       5-10           3,287,115       3,035,233
    Office equipment..........................       3-10           1,596,623       1,909,801
    Automotive equipment......................        3             1,693,223       1,868,784
    Building and leasehold improvements.......       3-20           3,001,618       2,892,126
    Construction in progress..................        --              403,326           8,050
                                                                  -----------
                                                                  $15,241,264      14,285,539
                                                                  ===========

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

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

     Pertinent information with respect to the bank lines of credit is as follows:

                                                                    SEPTEMBER 30,
                                                        -------------------------------------
                                                          1996          1995          1994
                                                        ---------     ---------     ---------
    Company line of credit:
      Outstanding balance at year end.................         --            --            --
      Interest rate at year end.......................       8.75%         9.25%         8.25%
      Maximum credit available........................  4,000,000     4,000,000     3,500,000
      Maximum borrowing during year...................    800,000     3,750,000     3,500,000
      Average outstanding borrowings(a)...............     10,959     1,220,000     1,539,726
    Average yearly interest rate(a)...................       9.25%          9.5%          7.3%

---------------
(a) The average outstanding borrowings during the periods were calculated by dividing the weighted average daily balance by 365. The average yearly interest rate during the period was calculated by dividing the interest expense by the average outstanding borrowings.

                                                                    SEPTEMBER 30,
                                                        -------------------------------------
                                                          1996          1995          1994
                                                        ---------     ---------     ---------
    Sun Built line of credit:
      Outstanding balance at year end.................    703,682     1,022,864     1,184,372
      Interest rate at year end.......................       9.75%         9.75%          9.5%
      Maximum credit available........................  1,400,000     1,375,000     1,184,372
      Maximum borrowing during year...................  1,389,364     1,360,570     1,184,372
      Average outstanding borrowings(b)...............  1,062,850     1,178,397       597,614
      Average interest rate for year(b)...............       9.16%        10.32%         8.15%

---------------
(b) Average outstanding borrowings during the periods were calculated by dividing the month-end balances (including beginning of year) by 13. Average yearly interest rates were calculated by dividing the interest expense by the average outstanding borrowings.

     A summary of long-term debt is as follows:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1996          1995
                                                                  -----------   -----------
    Notes payable to a financial institution, due in monthly
      installments of $216,667 plus interest ranging from 8.63%
      to 9.06%, secured by assets under lease and related
      accounts receivable of NSC. The notes are amortized over a five year period and are due and payable in July 2000,
      January 2001 and October 2001. (See (b) below). ..........  $12,266,658     7,599,981
    Convertible note trust, interest payable quarterly at 8%,
      unsecured, balance due and payable in April 1999. (See (a)
      below)....................................................    4,100,000     4,100,000
    Mortgage note payable, due in monthly installments of $8,070 plus interest at prime plus 1%, (9.25% at September 30,
      1996) secured by deed of trust on real estate. The
      mortgage is amortized over a 13-year term, with the
      balance due and payable in August 2002. (See (b)
      below). ..................................................    1,154,068     1,250,913

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        SEPTEMBER 30,
                                                                     1996          1995
                                                                  -----------   -----------
    Notes payable to a title company, due in monthly
      installments of $5,555 including interest at 10%, secured
      by real estate held for sale, balances due and payable
      ranging from March 1997 to January 1999...................      489,459       589,268
    Note payable to bank, due in monthly installments of $19,259 including interest at 9.755%, secured by plant equipment,
      due and payable in September, 1998. ......................      402,522       584,598
    Note payable due in monthly installments of $2,601,
      including interest at a rate of 9%, secured by a deed of
      trust. The note is amortized over a 30-year term and is
      due and payable in July, 2011.............................      287,989       293,009
    Note payable due in monthly installments of $3,416,
      including interest at a rate of 13% secured by a deed of
      trust. The note is amortized over a 15-year term and is
      due and payable in November, 2000. .......................      131,347       153,663
    Notes payable to finance companies, due in monthly
      installments totaling $2,447, including interest at
      various rates ranging between 6.6% and 11.5%, balances due and payable ranging from January 1997 to October 1998,
      secured by automotive and office equipment. ..............       29,584        88,205
    Note payable to bank, due in monthly installments of $27,778 plus interest at prime plus  1/2%, (8.75% at September 30,
      1996) secured by plant equipment, due and payable in
      October, 1996. ...........................................       27,743       361,088
    Note payable to bank, paid in Sept. 1996. ..................           --       116,184
                                                                   18,889,370    15,136,909
    Less current portion........................................    3,409,763     2,444,248
                                                                  -----------   -----------
    Long term debt, net of current portion......................  $15,479,607    12,692,661
                                                                  ===========   ===========

---------------
(a) At any time during the term of the note, all or any portion of the principal balance is convertible, at the Company's option, into shares of the Company's Common Stock at $16 per share, if the trading price of Common Stock exceeds $20 per share for a period of at least 20 trading days prior to the conversion. The Company also has an option to prepay up to one half of the outstanding principal balance of the loan after October, 1995. Such prepayment can be made in Common Stock, at $16 per share, if the stock price exceeds $16 per share for a period of at least 20 trading days prior to the payment date. See Note 16 of Notes to Consolidated Financial Statements -- "Subsequent Events."

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

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

     The aggregate maturities of long-term debt for the five years subsequent to September 30, 1996 are as follows:

            1997....................................................  $ 3,409,763
            1998....................................................    3,685,009
            1999....................................................    7,350,292
            2000....................................................    2,608,159
            2001....................................................      911,427
            Thereafter..............................................      924,720
                                                                      -----------
                                                                      $18,889,370
                                                                      ===========

(6) INCOME TAXES

     Components of income tax expense are as follows:

                                                         CURRENT     DEFERRED     TOTAL
                                                        ----------   --------   ---------
1996:  Federal........................................  $3,202,500     63,900   3,266,400
       State..........................................     877,100     17,500     894,600
                                                        ----------   ---------  ----------
                                                        $4,079,600     81,400   4,161,000
                                                        ==========   =========  ==========
1995:  Federal........................................  $1,683,500    552,800   2,236,300
       State..........................................     460,500    151,200     611,700
                                                        ----------   ---------  ----------
                                                        $2,144,000    704,000   2,848,000
                                                        ==========   =========  ==========
1994:  Federal........................................  $3,696,400   (357,900)  3,338,500
       State..........................................   1,012,400    (98,000)    914,400
                                                        ----------   ---------  ----------
                                                        $4,708,800   (455,900)  4,252,900
                                                        ==========   =========  ==========

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

                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Federal corporate tax rate.....................................  34.0%    34.0     34.0
    State income taxes, net of federal income tax benefit..........   6.1      6.1      6.1
    Other..........................................................  (0.1)      --     (0.9)
                                                                     ----     ----     ----
    Effective tax rate.............................................  40.0%    40.1     39.2
                                                                     ====     ====     ====

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities represent the estimated future tax effects attributable to timing differences in the recognition of revenue and expense items for financial statement and tax return purposes. The components of the Company's deferred income tax benefits and liabilities follows:

                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1996            1995
                                                                 -----------     ----------
    Current:
      Accrued warranty expense.................................  $   404,545        355,104
      Reserve for uncollectible accounts.......................      515,272        110,924
      Deferred rent............................................       17,723         48,011
      Accrued vacation and holiday.............................       47,382         40,471
      Accrued bonuses..........................................       21,438         15,067
      Accrued state tax deduction..............................       19,854        (16,596)
                                                                 -----------     -----------
              Deferred tax charge..............................  $ 1,026,214        552,981
                                                                 ===========     ===========
    Long-term:
      Excess of tax over book depreciation.....................  $(1,774,067)    (1,310,517)
      Loss in partnership......................................      (33,221)       (43,827)
      Advance rents received...................................                     (16,709)
      Excess of tax over book amortization of intangibles......       57,806         30,862
      Excess of book gain over tax gain on sale of assets......       61,892         61,892
      Loss on marketable securities............................       17,458             --
                                                                 -----------     -----------
              Deferred tax liability...........................  $(1,670,132)    (1,278,299)
                                                                 ===========     ===========

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

     In August 1995, the Company entered into a qualified stock option purchase agreement with an employee. The agreement allows the employee to purchase up to 50,000 shares of the Company's Common Stock at $10 per share (fair market value at the date of the grant). The options vest at 10% per year, beginning

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES
on September 1, 1996. In September 1996, the employee exercised his vested options and purchased 5000 shares for $50,000.

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

     At September 30, 1996, future minimum lease payments due under noncancellable operating leases, excluding executory costs, are as follows:

                            YEAR ENDING SEPTEMBER 30                     AMOUNT
            ---------------------------------------------------------  ----------
            1997.....................................................  $  902,414
            1998.....................................................     492,837
            1999.....................................................     246,848
            2000.....................................................     139,767
            2001.....................................................      29,208
                                                                       ----------
                      Total..........................................  $1,811,074
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

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

     Identifiable assets are those assets used in the operations of each industry segment. General corporate assets primarily consist of cash, temporary investments, deferred tax benefits and other current assets. Information with respect to industry segments as of September 30, 1996, 1995 and 1994 is set forth as follows:

                                                                   REAL
                                     MANUFACTURED    LEASING      ESTATE      GENERAL
                                       HOUSING      OPERATIONS   DEVELOP'T   CORPORATE       TOTAL
                                     ------------   ----------   ---------   ----------   -----------
1996
Sales to unaffiliated customers....  $114,833,294    8,315,739   6,906,103           --   130,105,136
Operating profit (loss)............    13,052,622      650,242     262,198   (1,858,483)   12,106,579
Identifiable assets................    12,090,632   28,309,303   7,164,970   17,880,985    65,445,890
Depreciation and amortization......       732,204      840,783      25,118      220,720     1,818,825
Capital expenditures...............       485,464   13,262,338          --       48,943    13,796,745

1995
Sales to unaffiliated customers....  $103,560,443    5,037,282   4,084,407           --   112,682,132
Operating profit (loss)............     9,439,956      421,795      15,213   (1,562,655)    8,314,309
Identifiable assets................    11,914,234   19,416,794   7,026,052   13,454,859    51,811,939
Depreciation and amortization......       674,658      786,370      35,678      230,990     1,727,696
Capital expenditures...............     1,089,116   12,438,891      28,507       28,080    13,584,594

1994
Sales to unaffiliated customers....  $ 85,969,747           --   4,626,291           --    90,596,038
Operating profit (loss)............     7,692,540           --     177,379   (1,346,013)    6,523,906
Identifiable assets................    10,501,021   13,175,553   5,448,625   12,753,314    41,878,513
Depreciation and amortization......       521,786      661,824      29,049      162,874     1,375,533
Capital expenditures...............     1,181,074    8,665,060     137,846      160,622    10,144,602

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

(12) ACCRUED EXPENSES

     A summary of accrued expenses follows:

                                                                        SEPTEMBER 30,
                                                                   ------------------------
                                                                      1996          1995
                                                                   ----------     ---------
    Wages........................................................  $1,126,611       964,821
    Sales promotion programs.....................................   2,923,682     2,427,033
    Accrued warranty.............................................   1,021,172       896,372
    Industrial insurance.........................................   1,422,566     1,308,813
    Property taxes...............................................     458,113       326,315
    Other........................................................   1,005,515     1,015,775
                                                                   ----------     ----------
                                                                   $7,957,659     6,939,129
                                                                   ==========     ==========

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

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


     On September 30, 1996, the Company sold the accounts receivable, related service contracts and office equipment of its subsidiary, Action Healthcare Management Systems, Inc. (Action), to an unrelated company for a $442,000 note, with respect to which the Company established a reserve of $332,000. The net book value of assets sold, plus other costs related to the sale, amounted to $538,240, resulting in a pretax loss of $428,240. The $442,000 note to the Company bears interest at 8%, and is amortized over a 10-year period, with the entire unpaid balance due and payable in October 2001.



     Net income (loss) from Action is included in the consolidated statements of income under "discontinued operations". Revenues from Action were $576,991 for 1996, $1,026,230 for 1995 and $1,465,525 for 1994. Other than the $442,000 note receivable from the purchaser, net of the applicable $332,000 reserve, there are no material assets or liabilities related to Action remaining on the balance sheet as of September 30, 1996.


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

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                FIRST        SECOND       THIRD        FOURTH
                                             -----------   ----------   ----------   ----------
    1996
    Net sales..............................  $30,689,331   33,341,439   33,016,732   33,057,634
    Gross profit...........................  $ 6,484,942    6,126,555    5,930,941    8,761,353
    Net income from continuing
      operations...........................  $ 1,722,501    1,355,685    1,424,925    2,429,847
    Income per share from continuing
      operations...........................  $       .51          .40          .42          .72

    1995
    Net sales..............................  $30,140,661   28,506,700   25,914,959   29,146,042
    Gross profit...........................  $ 6,042,484    4,984,232    3,972,700    6,495,106
    Net income from continuing
      operations...........................  $ 1,628,149      956,026      499,164    1,450,193
      Income per share from continuing
         operations........................  $       .48          .28          .15          .43

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

                                                                     SCHEDULE II



                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES



                       VALUATION AND QUALIFYING ACCOUNTS



                       SEPTEMBER 30, 1996, 1995 AND 1994



SEPTEMBER 30, 1996



            COLUMN A               COLUMN B      COLUMN C        COLUMN D        COLUMN E       COLUMN F
---------------------------------  --------     ----------     ------------     ----------     ----------
                                   BALANCE               ADDITIONS
                                      AT        ---------------------------
                                   BEGINNING    CHARGED TO      CHARGED TO                     BALANCE AT
                                      OF        COSTS AND      DISCONTINUED                      END OF
           DESCRIPTION              PERIOD       EXPENSES       OPERATIONS      DEDUCTIONS       PERIOD
---------------------------------  --------     ----------     ------------     ----------     ----------
Accounts receivable..............  $280,000       189,000         250,000                      $  719,000
Notes receivable.................        --       100,000         482,000                         582,000
                                   --------       -------         -------       --------       ----------
  Totals.........................  $280,000       289,000         732,000                      $1,301,000



SEPTEMBER 30, 1995



            COLUMN A               COLUMN B      COLUMN C        COLUMN D        COLUMN E       COLUMN F
---------------------------------  --------     ----------     ------------     ----------     ----------
                                   BALANCE               ADDITIONS
                                      AT        ---------------------------
                                   BEGINNING    CHARGED TO      CHARGED TO                     BALANCE AT
                                      OF        COSTS AND      DISCONTINUED                      END OF
           DESCRIPTION              PERIOD       EXPENSES       OPERATIONS      DEDUCTIONS       PERIOD
---------------------------------  --------     ----------     ------------     ----------     ----------
Accounts receivable..............  $125,000        75,000          80,000                      $  280,000



SEPTEMBER 30, 1994



            COLUMN A               COLUMN B      COLUMN C        COLUMN D        COLUMN E       COLUMN F
---------------------------------  --------     ----------     ------------     ----------     ----------
                                   BALANCE               ADDITIONS
                                      AT        ---------------------------
                                   BEGINNING    CHARGED TO      CHARGED TO                     BALANCE AT
                                      OF        COSTS AND      DISCONTINUED                      END OF
           DESCRIPTION              PERIOD       EXPENSES       OPERATIONS      DEDUCTIONS       PERIOD
---------------------------------  --------     ----------     ------------     ----------     ----------
Accounts receivable..............  $      0                       125,000                      $  125,000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Company's independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers as of September 30, 1996 are as follows:

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME               AGE                           POSITION
-----------------------------  ---   ---------------------------------------------------------
Al R. Ghelfi.................  57    Chairman of the Board, Chief Executive Officer, Director
Brent Ghelfi.................  35    Executive Vice President and Chief Operating Officer,
                                     Director
Ruth Smith...................  66    Secretary and Director
Robert Wold..................  78    Director
William Blandin..............  47    Director
Stephen H. Kleemann..........  52    Director
Robert Ward..................  46    Vice President, Treasurer and Chief Financial Officer
Wendell Hargis...............  41    Vice President of Manufacturing Operations
James Samuel Parlette........  43    Vice President of Sales and Marketing

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

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION
------------------------------------------------------------------------------------------------------------
                                                                                SECURITIES       ALL OTHER
                                   FISCAL YEAR                                  UNDERLYING      COMPENSATION
   NAME AND PRINCIPAL POSITION        ENDED        SALARY ($)     BONUS ($)     OPTIONS (#)        ($)(1)
---------------------------------  -----------     ----------     ---------     -----------     ------------
Al R. Ghelfi.....................      1996          149,932       384,420                         112,369(2)
  Chairman, Chief Executive            1995          146,276       281,407                          49,412
  Officer, Director                    1994          146,276       514,823                          51,723

William R. Blandin...............      1996          200,000       128,596                           6,347
  Executive Vice President,            1995           79,420       495,324                          13,573
  Director                             1994           70,928       635,009                          12,220

Robert Ward......................      1996           54,725       308,311                          12,706
  Vice President, Treasurer,           1995           53,341       225,584                          11,430
  Chief Financial Officer              1994           53,341       222,726                           8,976

Brent Ghelfi.....................      1996           78,000       391,144                           4,754
  Vice President -- General            1995           52,500       149,064                              --
  Counsel, Chief Operating
  Officer

Wendell Hargis...................      1996           72,700       467,663         50,000           28,618(3)
  Vice President of                    1995           70,928       247,434                           9,283
  Manufacturing Operations             1994           70,928       301,538                           6,776

Samuel Parlette..................      1996           69,000       190,248                           5,893
  Vice President of                    1995           40,000        95,588                              --
  Sales and Marketing                  1994           40,000        94,143                              --

---------------
(1) Includes profit sharing and 401(k) contributions, medical insurance payments, travel allowances, personal use of Company vehicles and charges for the portion of group life insurance premium paid by the Company.

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

OPTION GRANTS, EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth certain information regarding stock option grants to the Named Executive Officers:

                                 OPTION GRANTS

                                                           INDIVIDUAL GRANTS
                            -------------------------------------------------------------------------------
                                                                                             POTENTIAL
                                                                                         REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL
                                            PERCENT OF                                    RATES OF STOCK
                             NUMBER OF         TOTAL                                    PRICE APPRECIATION
                             SECURITIES       OPTIONS                                       FOR OPTION
                             UNDERLYING     GRANTED TO      EXERCISE OR                     TERM($)(3)
                              OPTIONS      EMPLOYEES IN     BASE PRICE     EXPIRATION   -------------------
           NAME             GRANTED (#)     FISCAL YEAR    ($/SHARE)(2)       DATE         5%        10%
--------------------------  ------------   -------------   -------------   ----------   --------   --------
Wendell Hargis............     50,000(1)        100%          $ 10.00        08/18/05   $314,448   $796,873

---------------
(1) The options granted are incentive stock options issued in fiscal 1995, effective as of August 18, 1995 under the Company's 1985 Incentive Stock Option Plan (the "Plan"). Ten percent of these options become exercisable on August 18 in each year, beginning August 18, 1996. Under the Plan, the Company has the right to accelerate the vesting of these options in connection with certain mergers and other transactions, including but not limited to the Merger, in which case the options are cancelled if not exercised within 30 days. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments:
    Proposed Merger."

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

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS
                              SHARES                              YEAR END (#)          AT FISCAL YEAR END ($)(2)
                           ACQUIRED ON         VALUE        -------------------------   --------------------------
          NAME             EXERCISE (#)   REALIZED($)(1)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-------------------------  ------------   ---------------   -------------------------   --------------------------
Wendell Hargis...........      5,000          $49,390                0/45,000                  $ 0/$427,500

---------------
(1) The "Value Realized" reflects the appreciation on the date of exercise, based on the excess of the fair market value of the shares on the date of exercise over the exercise price. These amounts do not necessarily reflect cash realized upon the sale of those shares, as an executive officer may keep the shares exercised, or sell them at a different time and price.

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

                                                               AMOUNT AND NATURE
                                  NAME AND ADDRESS OF            OF BENEFICIAL        PERCENT OF
       TITLE OF CLASS               BENEFICIAL OWNER               OWNERSHIP           CLASS(1)
    ---------------------  ----------------------------------  -----------------      ----------
    $.05 Par Value.......  Al R. Ghelfi                         1,830,729 shares(2)      54.04%
    Common Stock           5655 N. Camelback Canyon Dr.
                           Phoenix, AZ 85018
    $.05 Par Value.......  Stephen H. Kleemann                    272,025 shares          8.03%
    Common Stock           526 Via Sinuosa
                           Santa Barbara, CA 93110
    $.05 Par Value.......  FMR Corp.                              238,550 shares(3)       7.04%
    Common Stock           82 Devonshire St.
                           Boston, MA 02109

  (b) Security Ownership of Management

     The following table sets forth information as of November 29, 1996, with respect to beneficial ownership of the Company's Common Stock by each Named Executive Officer, each director, and all directors and officers as a group.


                                                               AMOUNT AND NATURE
                                  NAME AND ADDRESS OF            OF BENEFICIAL        PERCENT OF
       TITLE OF CLASS               BENEFICIAL OWNER               OWNERSHIP           CLASS(1)
    ---------------------  ----------------------------------  -----------------      ----------
    $.05 Par Value.......  Al R. Ghelfi                         1,830,729 shares(2)      54.04%
    Common Stock           5655 N. Camelback Canyon Dr.
                           Phoenix, AZ 85018
    $.05 Par Value.......  Stephen H. Kleemann                    272,025 shares          8.03%
    Common Stock           526 Via Sinuosa
                           Santa Barbara, CA 93110
    $.05 Par Value.......  Ruth Smith                              42,340 shares(4)       1.25%
    Common Stock           19016 N. 88th Dr.
                           Peoria, AZ 85382
    $.05 Par Value.......  Wendell Hargis                           5,000 shares(5)          *
    Common Stock           1711 N. Lindsay Rd.
                           Mesa, AZ 85213
    $.05 Par Value.......  Robert Ward                              3,750 shares             *
    Common Stock           4409 E. Kirkland
                           Phoenix, AZ 85024
    $.05 Par Value.......  Brent Ghelfi                             2,049 shares(6)          *
    Common Stock           5707 N. 4th Place
                           Phoenix, AZ 85012
    $.05 Par Value.......  William Blandin                            --                 --
    Common Stock           1124 E. Silverwood Dr.
                           Phoenix, AZ 85048

                                                               AMOUNT AND NATURE
                                  NAME AND ADDRESS OF            OF BENEFICIAL        PERCENT OF
       TITLE OF CLASS               BENEFICIAL OWNER               OWNERSHIP           CLASS(1)
    ---------------------  ----------------------------------  -----------------      ----------
    $.05 Par Value.......  Robert Wold                                --                 --
    Common Stock           13709 W. Parada Dr.
                           Sun City West, AZ 85375
    $.05 Par Value.......  All Executive Officers and
    Common Stock           Directors as a Group (9 persons)     2,153,844 shares         63.57%


---------------
  * Represents less than 1% of outstanding shares.

(1) Based on 3,387,968 shares of the Company's $.05 par value common stock issued and outstanding.

(2) Represents (i) 1,650,000 shares held by Janal Limited Partnership, the sole general partners of which are trusts in which Al Ghelfi and his spouse, Janet M. Ghelfi, are the sole trustees, and (ii) 180,729 shares held by Al Ghelfi and Janet M. Ghelfi as community property.

(3) As reported on the February 14, 1996 Schedule 13G filed by FMR Corp.

(4) 38,840 of the shares shown are held in joint tenancy with spouse, Robert J. Smith.


(5) On August 18, 1995, the Company granted Mr. Hargis an option under its 1985 Incentive Stock Option Plan to purchase 50,000 shares of Common Stock for $10.00 per share. This option becomes exercisable with respect to 5,000 shares per year during its ten-year term. In August 1996, Mr. Hargis exercised this option with respect to 5,000 shares. See "Executive Compensation" in Part III of this Form 10-K.



(6) Brent Ghelfi holds limited partnership interests representing 0.124% of the outstanding partnership interests in Janal and, pursuant to the partnership agreement of Janal, has the right to direct the vote with respect to a pro rata portion of the 1,650,000 shares of Common Stock held by Janal. Brent Ghelfi does not have dispositive power with respect to any shares held by Janal.


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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments: Proposed Merger" in Part II of this Form 10-K and "Executive Compensation -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements" and "-- Compensation Committee Interlocks and Insider Participation" in Part III of this Form 10-K, incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

        1. Financial statements -- See Index to Consolidated Financial Statements at Item 8 of this Form 10-K.

        2. Financial statement schedules -- See Index to Consolidated Financial Statements at Item 8 of this Form 10-K.

        3. Exhibits -- The following Exhibits are filed herewith or incorporated herein by reference. The Company hereby agrees to furnish supplementally to the Commission a copy of any schedule omitted from any such Exhibit.

EXHIBIT NO.                                         DESCRIPTION
-----------         ----------------------------------------------------------------------------
    2.1             Agreement and Plan of Merger dated as of December 4, 1996, among Centex Real
                    Estate Corporation, a Nevada corporation, MFH Holding Company, a Nevada corporation, MFH Acquisition Company, an Arizona corporation, Cavco
                    Industries, Inc., an Arizona corporation, Al R. Ghelfi, Janet M. Ghelfi and
                    Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form
                    8-K dated December 12, 1996 and filed with the Commission on December 16,
                    1996 (File No. 0-8822) (the "1996 Form 8-K").
    3.1             Articles of Incorporation of the Company and amendments to the Articles of
                    Incorporation attached as an Exhibit to the Company's Form 10 dated
                    September 30, 1978, incorporated herein by reference.
    3.2             Bylaws of the Company and amendments to Bylaws attached as an Exhibit to the
                    Company's Form 10 dated September 10, 1978, incorporated herein by reference.
    3.3.            Amended Articles of Incorporation and Bylaws dated March, 1981 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September
                    30, 1981, incorporated herein by reference.
    3.4             Amended Articles of Incorporation and Bylaws dated April, 1992 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September
                    30, 1992, incorporated herein by reference.
    3.5             Amended Articles of Incorporation and Bylaws dated November 1994, attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September
                    30, 1994, incorporated herein by reference.
    10.1(2)         1985 Incentive Stock Option Plan, dated August 18, 1985, attached as an
                    Exhibit to the Company's Form 10-K for the fiscal year ended September 30,
                    1985, incorporated herein by reference.
    10.2            PDG/Prescott Development Group, L.L.C. Operating Agreement attached as an
                    Exhibit to the Company's Form 10-K for the fiscal year ended September 30,
                    1993, incorporated herein by reference.
    10.3            PDG/Prescott Development Group, L.L.C. Loan Agreement, attached as an
                    Exhibit to the Company's Form 10-K for the fiscal year ended September 30,
                    1993, incorporated herein by reference.
    10.4            PDG/Prescott Development Group, L.L.C. Irrevocable Guarantee attached as an
                    Exhibit to the Company's Form 10-K for the fiscal year ended September 30,
                    1993, incorporated herein by reference.
    10.5            Cavco Convertible Note Trust Agreement, Loan Agreement and Promissory Note
                    dated April 12, 1994 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1994, incorporated herein by reference.
    10.6(1)(2)      Incentive Stock Option Agreement between the Company and Wendell Hargis dated August 18, 1995.
    10.7(1)         Asset Purchase Agreement dated September 20, 1996 between Action Healthcare
                    Management Services, Inc. and Vanilla, Inc.
    10.8(1)(2)      Form of Indemnification Agreement between the Company and each of its directors dated as of December 2, 1996.

EXHIBIT NO.                                         DESCRIPTION
-----------         ----------------------------------------------------------------------------
    10.9(2)         Consulting Agreement dated as of December 4, 1996, by and between Cavco
                    Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.
    10.10  (2)      Employment Agreement dated as of December 4, 1996, by and between Cavco
                    Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.
    10.11  (1)      Standard Industrial Lease -- Multi-Tenant dated February 1, 1993 by and
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

---------------

(1) Filed with the Company's Form 10-K for the fiscal year ended September 30, 1996, filed on December 27, 1996.



(2) Management contract or compensatory plan


     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the year ended September 30, 1996.

     (c) Exhibits

     The list of Exhibits required by Item 601 of Regulation S-K is included in
Item 14(a)(3) above.

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of February, 1997.


                                          Cavco Industries, Inc.

                                          By:        /s/ BRENT GHELFI
                                            ------------------------------------
                                                Brent Ghelfi, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            By: /s/ AL GHELFI               Chairman of the Board, Director  February 18, 1997
------------------------------------------
                Al Ghelfi

           By: /s/ BRENT GHELFI             President, Chief Executive       February 18, 1997
------------------------------------------    Officer, Director
               Brent Ghelfi

            By: /s/ RUTH SMITH              Senior Vice President,           February 18, 1997
------------------------------------------    Secretary, Director
                Ruth Smith

           By: /s/ ROBERT WARD              Vice President, Principal        February 18, 1997
------------------------------------------    Financial and Accounting
               Robert Ward                    Officer

         By: /s/ WILLIAM BLANDIN            Director                         February 18, 1997
------------------------------------------
             William Blandin

         By: /s/ STEPHEN KLEEMANN           Director                         February 18, 1997
------------------------------------------
             Stephen Kleemann

           By: /s/ ROBERT WOLD              Director                         February 18, 1997
------------------------------------------
               Robert Wold

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION                                 PAGE
-----------       ------------------------------------------------------------------------  ----
    2.1           Agreement and Plan of Merger dated as of December 4, 1996, among Centex
                  Real Estate Corporation, a Nevada corporation, MFH Holding Company, a
                  Nevada corporation, MFH Acquisition Company, an Arizona corporation,
                  Cavco Industries, Inc., an Arizona corporation, Al R. Ghelfi, Janet M.
                  Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 2.1 to the Company's Current
                  Report on Form 8-K dated December 12, 1996 and filed with the Commission on December 16, 1996 (File No. 0-8822) (the "1996 Form 8-K").
    3.1           Articles of Incorporation of the Company and amendments to the Articles of Incorporation attached as an Exhibit to the Company's Form 10 dated
                  September 30, 1978, incorporated herein by reference.
    3.2           Bylaws of the Company and amendments to Bylaws attached as an Exhibit to the Company's Form 10 dated September 10, 1978, incorporated herein by reference.
    3.3           Amended Articles of Incorporation and Bylaws dated March, 1981 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended
                  September 30, 1981, incorporated herein by reference.
    3.4           Amended Articles of Incorporation and Bylaws dated April, 1992 attached as an Exhibit to the Company's Form 10-K for the fiscal year ended
                  September 30, 1992, incorporated herein by reference.
    3.5           Amended Articles of Incorporation and Bylaws dated November 1994, attached as an Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1994, incorporated herein by reference.
   10.1           1985 Incentive Stock Option Plan, dated August 18, 1985, attached as an
                  Exhibit to the Company's Form 10-K for the fiscal year ended September
                  30, 1985, incorporated herein by reference.
   10.2           PDG/Prescott Development Group, L.L.C. Operating Agreement attached as an Exhibit to the Company's Form 10-K for the fiscal year ended
                  September 30, 1993, incorporated herein by reference.
   10.3           PDG/Prescott Development Group, L.L.C. Loan Agreement, attached as an
                  Exhibit to the Company's Form 10-K for the fiscal year ended September
                  30, 1993, incorporated herein by reference.
   10.4           PDG/Prescott Development Group, L.L.C. Irrevocable Guarantee attached as an Exhibit to the Company's Form 10-K for the fiscal year ended
                  September 30, 1993, incorporated herein by reference.
   10.5           Cavco Convertible Note Trust Agreement, Loan Agreement and Promissory
                  Note dated April 12, 1994 attached as an Exhibit to the Company's Form
                  10-K for the fiscal year ended September 30, 1994, incorporated herein by reference.
 10.6(1)(2)       Incentive Stock Option Agreement between the Company and Wendell Hargis dated August 18, 1995.
   10.7(1)        Asset Purchase Agreement dated September 20, 1996 between Action
                  Healthcare Management Services, Inc. and Vanilla, Inc.
 10.8(1)(2)       Form of Indemnification Agreement between the Company and each of its directors dated as of December 2, 1996.
   10.9(2)        Consulting Agreement dated as of December 4, 1996, by and between Cavco
                  Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.

EXHIBIT NO.                                     DESCRIPTION                                 PAGE
-----------       ------------------------------------------------------------------------  ----
   10.10(2)       Employment Agreement dated as of December 4, 1996, by and between Cavco
                  Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.
   10.11(1)       Standard Industrial Lease -- Multi-Tenant dated February 1, 1993 by and between Loral Corporation and Cavco Industries, Inc.
  21(1)           Subsidiaries of the registrant
   27             Financial Data Schedule
   99.1           Voting Agreement dated as of December 4, 1996, between Centex Real
                  Estate Corporation, a Nevada corporation, and Al R. Ghelfi, Janet M.
                  Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.1 to the 1996 Form 8-K.
   99.2           Stock Purchase Agreement dated as of December 4, 1996, between Centex
                  Real Estate Corporation, a Nevada Corporation, and Al R. Ghelfi, Janet
                  M. Ghelfi and Janal Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.2 tothe 1996 Form 8-K.

---------------

(1) Filed with the Company's Form 10-K for the fiscal year ended September 30, 1996, filed on December 27, 1996.


(2) Management contract or compensatory plan