Form 10-Q/A
period 1996-12-31
CAVCO INDUSTRIES INC
filed 1997-02-27
CIK 278166

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                  FORM 10-Q/A


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

                             YES  [X] .  NO
                                 -----      -----

     AS OF JANUARY 31, 1997, THERE WERE 3,387,968 OUTSTANDING SHARES OF COMMON STOCK, $.05 PAR VALUE, OF CAVCO INDUSTRIES, INC.

================================================================================

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                     PAGE NO.
PART I.  Financial Information.......................................................   3
Item 1.  Financial Statements........................................................   3
Consolidated Balance Sheets
  December 31, 1996 and September 30, 1996...........................................   3-4
Consolidated Statements of Earnings
  Quarter ended December 31, 1996 and 1995...........................................   5
Consolidated Statements of Cash Flows
  Quarter ended December 31, 1996 and 1995...........................................   6
Notes to Consolidated Financial Statements...........................................   7
Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............................   8
PART II.  Other Information..........................................................   11
Item 6.  Exhibits and Reports on Form 8-K............................................   11

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER        SEPTEMBER
                                                                        31,             30,
                                                                       1996            1996
                                                                    -----------     -----------
                                            ASSETS
Current Assets
  Cash............................................................  $ 1,405,177      13,298,107
     Accounts and notes receivable, net of $1,341,000 and
      $1,301,000 reserve for uncollectible accounts at December 31
      and September 30, respectively..............................    7,832,958       3,185,295
     Inventories
       Manufacturing:
       Raw materials..............................................    3,695,225       3,869,300
       Work in process............................................      840,427         852,716
       Real estate held for sale..................................    5,713,416       6,156,056
                                                                    -----------     -----------
          Total inventories.......................................   10,249,068      10,878,072
                                                                    -----------     -----------
     Prepaid expenses.............................................    1,853,749         619,791
     Deferred tax charge..........................................    1,026,214       1,026,214
                                                                    -----------     -----------
          Total current assets....................................   22,367,166      29,007,479
                                                                    -----------     -----------
  Property, plant and equipment, at cost..........................   15,520,928      15,241,264
  Less accumulated depreciation...................................    5,584,580       5,246,987
                                                                    -----------     -----------
          Net property, plant and equipment.......................    9,936,348       9,994,277
                                                                    -----------     -----------
  Assets under lease..............................................   24,313,042      22,188,592
  Less accumulated depreciation...................................    1,028,578         876,594
                                                                    -----------     -----------
          Net assets under lease..................................   23,284,464      21,311,998
                                                                    -----------     -----------
  Notes receivable, net of current portion........................    1,256,866       1,501,685
  Investment in partnerships......................................    2,644,075       2,644,075
  Other assets....................................................      994,508         986,376
                                                                    -----------     -----------
                                                                    $60,483,427      65,445,890
                                                                    ===========     ===========

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                       1996            1996
                                                                    ------------    -------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable...................................................  $   549,109         703,682
  Current installments of long term debt..........................    3,407,260       3,409,763
  Accounts payable................................................    3,046,503       4,990,907
  Accrued expenses................................................    8,449,792       7,957,659
  Income taxes....................................................    1,078,744       2,563,484
                                                                    -----------     -----------
          Total current liabilities...............................   16,531,408      19,625,495
                                                                    -----------     -----------
Long term debt, excluding current installments....................   12,052,939      15,479,607
Deferred taxes and other liabilities..............................    1,670,092       1,670,132
Stockholders' equity:
  Common stock, $.05 par value; 8,000,000 shares authorized;
     3,387,968 shares issued and outstanding......................      169,399         169,399
  Capital in excess of par........................................      361,804         361,804
  Retained earnings...............................................   29,697,785      28,139,453
                                                                    -----------     -----------
          Net stockholders' equity................................   30,228,988      28,670,656
                                                                    -----------     -----------
                                                                    $60,483,427      65,445,890
                                                                    ===========     ===========

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    QUARTER ENDED DECEMBER 31, 1996 AND 1995

                                                                        1996            1995
                                                                     -----------     ----------
Net sales........................................................    $34,086,397     30,689,331
Cost of sales....................................................     26,954,447     24,204,389
                                                                     -----------     ----------
  Gross profit...................................................      7,131,950      6,484,942
Selling, general and administrative expenses.....................      4,329,733      3,415,327
                                                                     -----------     ----------
  Operating income...............................................      2,802,217      3,069,615
Other income (expense)
  Interest income................................................        141,624         77,040
  Interest expense...............................................       (366,969)      (334,148)
  Miscellaneous..................................................         43,048         50,814
                                                                     -----------     ----------
                                                                        (182,297)      (206,294)
                                                                     -----------     ----------
Income from continuing operations before income taxes............      2,619,920      2,863,321
Income taxes.....................................................      1,048,020      1,140,820
                                                                     -----------     ----------
Income from continuing operations................................      1,571,900      1,722,501
Loss from discontinued operations, net of tax credit of $9,200 in
  1996 and $40,200 in 1995.......................................        (13,568)       (59,499)
                                                                     -----------     ----------
Net income.......................................................    $ 1,558,332      1,663,002
                                                                     ===========     ==========
Income per share from continuing operations......................    $       .46            .51
                                                                     -----------     ----------
Income per share from discontinued operations....................             --            .02
                                                                     -----------     ----------
Net income per share.............................................    $       .46            .49
                                                                     ===========     ==========

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    QUARTER ENDED DECEMBER 31, 1996 AND 1995

                                                                       1996            1995
                                                                   ------------     -----------
Net cash used in operations......................................  $ (6,449,901)     (4,568,032)
Cash flows from investing activities:
  Purchases of property, plant and equipment.....................      (676,614)       (298,906)
  Purchases of assets under lease................................    (2,527,607)     (2,141,691)
  Proceeds from sales of property, plant and equipment...........        95,247         103,992
  Proceeds from sales of assets under lease......................       511,282         217,926
  Proceeds from collections on notes receivable..................       484,699         603,763
  Additions to notes receivable..................................       (33,400)             --
  Additions to investment in partnerships........................            --        (354,697)
                                                                   ------------     -----------
     Net cash used in investing activities.......................    (2,146,393)     (1,869,613)
                                                                   ------------     -----------
Cash flows from financing activities:
  Borrowings under lines of credit...............................            --       1,352,635
  Repayments on lines of credit..................................      (154,573)     (1,124,477)
  Proceeds from long term borrowings.............................            --       4,000,000
  Repayment of long term debt....................................    (3,142,063)       (699,762)
                                                                   ------------     -----------
     Net cash provided by (used in) financing activities.........    (3,296,636)      3,528,396
                                                                   ------------     -----------
Decrease in cash.................................................   (11,892,930)     (2,909,249)
Cash at beginning of period......................................    13,298,107       8,140,730
                                                                   ------------     -----------
Cash at end of period............................................  $  1,405,177       5,231,481
                                                                   ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for --
     Interest....................................................  $    393,293         492,509
     Income taxes................................................  $  2,525,000         117,634

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

     4. Discontinued operations reflected in the statements of earnings include results of Action Healthcare Management Services, Inc., which was sold in September 1996 and CVC Leasing, which was sold in August 1994. A summary of discontinued operations follows:

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                          1996          1995
                                                                         -------       -------
Loss from operations of discontinued CVC...............................  (27,621)      (16,566)
  Less applicable tax credit...........................................   11,200         6,800
Income (loss) from operations of discontinued Action...................    4,853       (83,133)
  Less applicable tax (provision) credit...............................   (2,000)       33,400
                                                                         -------       -------
Loss from discontinued operations......................................  (13,568)      (59,499)
                                                                         =======       =======

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES


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

RESULTS OF OPERATIONS

     First Quarter of fiscal 1997 Compared to First Quarter of fiscal 1996

     Comparative financial data for the Company's manufacturing operations and leasing operations is as follows:

                                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                                   DECEMBER 31, 1996              DECEMBER 31, 1995
                                               --------------------------     --------------------------
                                               MANUFACTURING    LEASING       MANUFACTURING    LEASING
                                               OPERATIONS(A)   OPERATIONS     OPERATIONS(A)   OPERATIONS
                                               -------------   ----------     -------------   ----------
Net sales....................................    31,416,811     2,669,586       28,438,434     2,250,897
Cost of sales................................    25,711,824     1,242,623       23,093,239     1,111,150
                                                 ----------     ---------       ----------     ---------
  Gross profit...............................     5,704,987     1,426,963        5,345,195     1,139,747
     [gross margin]..........................         (18.2)%       (53.5)%          (18.8)%       (50.6)%
Selling, general and administrative
  expenses...................................     3,360,227       969,506        2,729,044       686,283
                                                 ----------     ---------       ----------     ---------
  Operating income...........................     2,344,760       457,457        2,616,151       453,464
                                                 ----------     ---------       ----------     ---------

---------------
(a) Manufacturing Operations include operating results of the Company and its wholly-owned subsidiary, Sun Built.

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

     The Company's gross profit margins decreased slightly from 21.1 percent in the first quarter of fiscal 1996 to 20.9 percent in the first quarter of fiscal 1997. Manufacturing operations experienced a gross margin of 18.3 percent in the first quarter of fiscal 1997 compared to 19.0 percent for the first quarter of fiscal 1996, due in part to the holiday schedule of the Company's manufacturing facilities. During the first quarter of fiscal 1997, all three manufacturing facilities were shut down for 1 1/2 weeks during the holidays. In the prior year, only two facilities shut down for one week. Gross margins in Sun Built declined from 15.6 percent in the first quarter of fiscal 1996 to 8.9 percent for first quarter of fiscal 1997. This decrease was due primarily to the large subdivision sale in December 1995, described above. Gross profit margins in the leasing operations increased from 50.6 percent in the first quarter of fiscal 1996 to 53.5 percent in the first quarter of fiscal 1997. Margins in the leasing segment are influenced by the mix of leasing revenues and sales revenues. During fiscal 1997, margins from leasing activities have averaged near 61 percent, while margins on sales of security containers and trailer vans have approximated 22 percent.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
  NO.                                          DESCRIPTION
-------    ------------------------------------------------------------------------------------
   2       -- Agreement and Plan of Merger dated as of December 4, 1996, among Centex Real
           Estate Corporation, a Nevada corporation, MFH Holding Company, a Nevada corporation,
              MFH Acquisition Company, an Arizona corporation, Cavco Industries, Inc., an
              Arizona corporation, Al R. Ghelfi, Janet M. Ghelfi and Janal Limited Partnership,
              an Arizona limited partnership, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 12, 1996 and filed with the Commission on December 16, 1996 (File No. 0-8822)(the "1996 Form 8-K").
  10.1(1)  -- Form of Indemnification Agreement between the Company and each of its directors dated as of December 2, 1996, attached as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference.
  10.2(1)  -- Consulting Agreement dated as of December 4, 1996, by and between Cavco
           Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.
  10.3(1)  -- Employment Agreement dated as of December 4, 1996, by and between Cavco
           Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.
  27       -- Financial Data Schedule
  99.1     -- Voting Agreement dated as of December 4, 1996, between Centex Real Estate
           Corporation, a Nevada corporation, and Al R. Ghelfi, Janet M. Ghelfi and Janal
              Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.1 to the 1996 Form 8-K.
  99.2     -- Stock Purchase Agreement dated as of December 4, 1996, between Centex Real Estate
              Corporation, a Nevada corporation, and Al R. Ghelfi, Janet M. Ghelfi and Janal
              Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.2 to the 1996 Form 8-K.

---------------
(1) Management contract or compensatory plan

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

                                          CAVCO INDUSTRIES, INC.
                                          (Registrant)

                                          /s/ ROBERT WARD
                                          --------------------------------------
                                                       (Signature)

                                          Robert Ward, on behalf of the
                                          Registrant as Vice President,
                                          Treasurer and Chief Financial Officer


Date  February 27, 1997

                                    EXHIBITS

EXHIBIT
  NO.                                          DESCRIPTION
-------    ------------------------------------------------------------------------------------
   2       -- Agreement and Plan of Merger dated as of December 4, 1996, among Centex Real
           Estate Corporation, a Nevada corporation, MFH Holding Company, a Nevada corporation,
              MFH Acquisition Company, an Arizona corporation, Cavco Industries, Inc., an
              Arizona corporation, Al R. Ghelfi, Janet M. Ghelfi and Janal Limited Partnership,
              an Arizona limited partnership, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 12, 1996 and filed with the Commission on December 16, 1996 (File No. 0-8822)(the "1996 Form 8-K").
  10.1(1)  -- Form of Indemnification Agreement between the Company and each of its directors dated as of December 2, 1996, attached as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference.
  10.2(1)  -- Consulting Agreement dated as of December 4, 1996, by and between Cavco
           Industries, Inc., an Arizona corporation, and Al R. Ghelfi, incorporated herein by reference to Exhibit 99.3 to the 1996 Form 8-K.
  10.3(1)  -- Employment Agreement dated as of December 4, 1996, by and between Cavco
           Industries, Inc., an Arizona corporation, and Brent M. Ghelfi, incorporated herein by reference to Exhibit 99.4 to the 1996 Form 8-K.
  27       -- Financial Data Schedule
  99.1     -- Voting Agreement dated as of December 4, 1996, between Centex Real Estate
           Corporation, a Nevada corporation, and Al R. Ghelfi, Janet M. Ghelfi and Janal
              Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.1 to the 1996 Form 8-K.
  99.2     -- Stock Purchase Agreement dated as of December 4, 1996, between Centex Real Estate
              Corporation, a Nevada corporation, and Al R. Ghelfi, Janet M. Ghelfi and Janal
              Limited Partnership, an Arizona limited partnership, incorporated herein by reference to Exhibit 99.2 to the 1996 Form 8-K.

---------------
(1) Management contract or compensatory plan