Form 10-K/A
period 1996-09-30
CAVCO INDUSTRIES INC
filed 1997-02-28
CIK 278166

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

                                          ARTHUR ANDERSEN LLP

Phoenix, Arizona,
December 4, 1996.

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995

                                     ASSETS


                                                                        1996            1995
                                                                     -----------     ----------
Current assets
  Cash and cash equivalents........................................  $13,298,107      8,140,730
  Receivables
     Trade accounts, net of $719,000 and $280,000 reserve for
      uncollectible accounts in 1996 and 1995, respectively........    2,662,340      3,164,862
     Notes, net of $582,000 reserve in 1996........................      377,241        511,302
     Other.........................................................      145,714        509,369
                                                                     -----------     -----------
          Total receivables........................................    3,185,295      4,185,533
                                                                     -----------     -----------
  Inventories
     Manufacturing:
       Work in process.............................................      852,716        807,949
       Raw materials...............................................    3,869,300      2,971,581
     Real estate held for sale.....................................    6,156,056      6,133,089
                                                                     -----------     -----------
          Total inventories........................................   10,878,072      9,912,619
                                                                     -----------     -----------
  Prepaid expenses.................................................      619,791        834,713
  Deferred tax charge..............................................    1,026,214        552,981
                                                                     -----------     -----------
          Total current assets.....................................   29,007,479     23,626,576
                                                                     -----------     -----------
Notes receivable, net of current portion...........................    1,501,685      1,162,415
Property, plant and equipment, at cost.............................   15,241,264     14,285,539
  Less accumulated depreciation....................................    5,246,987      4,666,351
                                                                     -----------     -----------
          Net property, plant and equipment........................    9,994,277      9,619,188
                                                                     -----------     -----------
Assets under lease.................................................   22,188,592     14,366,138
  Less accumulated depreciation....................................      876,594        596,007
                                                                     -----------     -----------
          Net assets under lease...................................   21,311,998     13,770,131
                                                                     -----------     -----------
Investment in partnerships.........................................    2,644,075      2,534,703
Other assets.......................................................      986,376      1,098,926
                                                                     -----------     -----------
                                                                     $65,445,890     51,811,939
                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable....................................................  $   703,682      1,022,864
  Current installments of long term debt...........................    3,409,763      2,444,248
  Accounts payable.................................................    4,990,907      5,009,125
  Accrued expenses.................................................    7,957,659      6,939,129
  Income taxes.....................................................    2,563,484         42,418
                                                                     -----------     -----------
          Total current liabilities................................   19,625,495     15,457,784
                                                                     -----------     -----------
Long term debt, excluding current installments.....................   15,479,607     12,692,661
Deferred income taxes..............................................    1,670,132      1,278,299
Stockholders' equity
  Common stock, $.05 par value; 8,000,000 shares authorized;
     3,387,968 and 3,382,968 shares issued and outstanding in 1996
     and 1995, respectively........................................      169,399        169,149
  Capital in excess of par value...................................      361,804        312,054
  Retained earnings................................................   28,139,453     21,901,992
                                                                     -----------     -----------
          Net stockholders' equity.................................   28,670,656     22,383,195
                                                                     -----------     -----------
                                                                     $65,445,890     51,811,939
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

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                              1996          1995          1994
                                                           -----------   -----------   ----------
Cash flows from operating activities:
  Net income.............................................  $ 6,237,461     4,237,651    6,605,678
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of CVC Leasing division................           --            --           --
     Depreciation and amortization expense...............    1,775,595     1,681,630      703,401
     Provision for losses on receivables.................      288,675        75,000           --
     Provision for deferred income taxes.................      (81,400)      703,929      (55,900)
     Gain on sales of assets under lease.................     (605,755)     (389,409)          --
  Change in assets and liabilities:
     (Increase) decrease in receivables..................     (645,753)   (1,745,872)     827,900
     (Increase) decrease in manufacturing inventories....     (942,486)     (641,325)  (3,739,014)
     (Increase) decrease in real estate held for sale....       99,033    (1,067,249)  (2,833,311)
     (Increase) decrease in prepaid expenses.............      214,922      (373,198)     117,989
     (Increase) decrease in other assets.................       17,777      (241,244)    (481,330)
     Increase (decrease) in accounts payable.............      (18,218)      244,338    1,591,790
     Increase (decrease) in accrued expenses.............    1,147,227       883,953    2,071,614
     Increase (decrease) in income taxes.................    2,773,173    (2,808,006)   1,640,552
     Increase (decrease) in lease deposits and other
       liabilities.......................................        2,358        94,172      199,420
  Net cash flows from discontinued operations............      769,668     2,446,475   (4,433,653)
                                                           -----------   ------------  -----------
          Net cash provided by operating activities......   11,032,277     3,100,845    2,215,136
                                                           -----------   ------------  -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment.............   (2,014,579)   (2,292,217)  (1,962,510)
  Proceeds from sales of property, plant and equipment...      297,466       111,254           --
  Additions to assets under lease........................   (9,897,421)  (11,292,377)  (8,182,092)
  Proceeds from sales of assets under lease..............    1,231,099     2,713,985      773,288
  Increase in notes receivable...........................     (419,500)           --      (78,500)
  Proceeds from collections on notes receivable..........    1,676,128     1,352,273      420,328
  Additions to investment in partnerships................     (109,372)   (1,212,979)  (1,298,172)
  Net proceeds from sale of CVC Leasing division.........           --            --   10,464,504
                                                           -----------   ------------  -----------
          Net cash provided by (used for) investing
            activities...................................   (9,236,179)  (10,620,061)     136,846
                                                           -----------   ------------  -----------
Cash flows from financing activities:
  Borrowing under lines of credit........................    2,777,776     7,989,543    7,442,376
  Repayment of lines of credit...........................   (3,096,958)   (8,621,169)  (6,990,149)
  Proceeds from long-term debt...........................    7,000,000     8,603,857    5,598,713
  Repayment of long-term debt............................   (3,369,539)   (1,318,885)    (775,126)
  Proceeds from issuance of common stock.................       50,000            --           --
                                                           -----------   ------------  -----------
          Net cash provided by financing activities......    3,361,279     6,653,346    5,275,814
                                                           -----------   ------------  -----------
  Increase (decrease) in cash and cash equivalents.......    5,157,377      (865,870)   7,627,796
     Cash and cash equivalents at beginning of year......    8,140,730     9,006,600    1,378,804
                                                           -----------   ------------  -----------
     Cash and cash equivalents at end of year............  $13,298,107     8,140,730    9,006,600
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

     A summary of long-term debt is as follows:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1996          1995
                                                                  -----------   -----------
    Notes payable to a financial institution, due in monthly
      installments of $216,667 plus interest ranging from 8.63%
      to 9.06%, secured by assets under lease and related
      accounts receivable of NSC. The notes are amortized over a five year period and are due and payable in July 2000,
      January 2001 and October 2001. (See (b) below). ..........  $12,266,658     7,599,981
    Convertible note trust, interest payable quarterly at 8%,
      unsecured, balance due and payable in April 1999. (See (a)
      below)....................................................    4,100,000     4,100,000
    Mortgage note payable, due in monthly installments of $8,070 plus interest at prime plus 1%, (9.25% at September 30,
      1996) secured by deed of trust on real estate. The
      mortgage is amortized over a 13-year term, with the
      balance due and payable in August 2002. (See (b)
      below). ..................................................    1,154,068     1,250,913

                    CAVCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1996          1995
                                                                  -----------   -----------
    Notes payable to a title company, due in monthly
      installments of $5,555 including interest at 10%, secured
      by real estate held for sale, balances due and payable
      ranging from March 1997 to January 1999...................      489,459       589,268
    Note payable to bank, due in monthly installments of $19,259 including interest at 9.755%, secured by plant equipment,
      due and payable in September, 1998. ......................      402,522       584,598
    Note payable due in monthly installments of $2,601,
      including interest at a rate of 9%, secured by a deed of
      trust. The note is amortized over a 30-year term and is
      due and payable in July, 2011.............................      287,989       293,009
    Note payable due in monthly installments of $3,416,
      including interest at a rate of 13% secured by a deed of
      trust. The note is amortized over a 15-year term and is
      due and payable in November, 2000. .......................      131,347       153,663
    Notes payable to finance companies, due in monthly
      installments totaling $2,447, including interest at
      various rates ranging between 6.6% and 11.5%, balances due and payable ranging from January 1997 to October 1998,
      secured by automotive and office equipment. ..............       29,584        88,205
    Note payable to bank, due in monthly installments of $27,778 plus interest at prime plus  1/2%, (8.75% at September 30,
      1996) secured by plant equipment, due and payable in
      October, 1996. ...........................................       27,743       361,088
    Note payable to bank, paid in Sept. 1996. ..................           --       116,184
                                                                  -----------   -----------
                                                                   18,889,370    15,136,909
    Less current portion........................................    3,409,763     2,444,248
                                                                  -----------   -----------
    Long term debt, net of current portion......................  $15,479,607    12,692,661
                                                                   ==========    ==========

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

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of February, 1997.


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


            By: /s/ AL GHELFI               Chairman of the Board, Director  February 28, 1997
------------------------------------------
                Al Ghelfi

           By: /s/ BRENT GHELFI             President, Chief Executive       February 28, 1997
------------------------------------------    Officer, Director
               Brent Ghelfi

            By: /s/ RUTH SMITH              Senior Vice President,           February 28, 1997
------------------------------------------    Secretary, Director
                Ruth Smith

           By: /s/ ROBERT WARD              Vice President, Principal        February 28, 1997
------------------------------------------    Financial and Accounting
               Robert Ward                    Officer

                                            Director
------------------------------------------
             William Blandin

         By: /s/ STEPHEN KLEEMANN           Director                         February 28, 1997
------------------------------------------
             Stephen Kleemann

           By: /s/ ROBERT WOLD              Director                         February 28, 1997
------------------------------------------
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