Form 10-Q
period 2003-06-30
CAVCO INDUSTRIES INC
filed 2003-08-14
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number   -   000-08822

Cavco Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	86-0214910

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1001 North Central Avenue, Suite 800, Phoenix, Arizona 85004 (Address of principal executive offices) (Zip Code)

(602) 256-6263 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at August 11, 2003

Common Stock, $.01 Par Value	3,146,495 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
June 30, 2003

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of March 31, 2003, and June 30, 2003 (unaudited)	1
	Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2002 and 2003	2
	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended June 30, 2002 and 2003	3
	Notes to Consolidated Financial Statements	4 - 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
SIGNATURES		11

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	June 30,
	2003	2003

		(Unaudited)
ASSETS
Current assets
Cash	$—	$18,159
Restricted cash	2,275	2,508
Accounts receivable	5,264	5,962
Inventories	6,861	7,007
Prepaid expenses and other current assets	640	468
Deferred income taxes	—	5,600
Receivable from Centex	12,224	—
Retail assets held for sale	7,841	7,351

Total current assets	35,105	47,055

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	4,914	4,901
Machinery and equipment	6,458	6,499

	13,702	13,730
Accumulated depreciation	(4,541)	(4,846)

	9,161	8,884

Goodwill	67,346	67,346

Total assets	$111,612	$123,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,250	$5,493
Accrued liabilities	16,016	17,039
Payable to Centex	—	987

Total current liabilities	19,266	23,519

Deferred income taxes		6,300
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 3,091,399 (proforma March 31, 2003) and 3,146,495 (June 30, 2003) shares, respectively	31	31
Additional paid-in capital	120,030	120,330
Unamortized value of restricted stock	—	(750)
Accumulated deficit	(27,715)	(26,145)

Total stockholders’ equity	92,346	93,466

Total liabilities and stockholders’ equity	$111,612	$123,285

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,

	2002	2003

Net sales	$26,207	$29,515
Cost of sales	21,527	24,214

Gross profit	4,680	5,301
Selling, general and administrative expenses	3,084	3,685

Income from operations	1,596	1,616
Interest (expense) income	(109)	27

Income from continuing operations	1,487	1,643
Discontinued operations:
Loss from discontinued manufacturing operations	(254)	—
Loss from discontinued retail operations	(758)	(73)

Net income	$475	$1,570

Proforma financial information:
Income from continuing operations	$1,487	$1,643
Proforma income tax expense	(595)	(657)

Proforma income before discontinued operations	$892	$986

Proforma loss from discontinued operations, net of proforma taxes	$(607)	$(44)

Proforma net income	$285	$942

Proforma net income (loss) per share:
Continuing operations (basic and diluted)	$0.29	$0.32
Discontinued operations (basic and diluted)	$(0.20)	$(0.01)
Net income (basic and diluted)	$0.09	$0.31
Proforma weighted average shares outstanding (basic and diluted)	3,091,399	3,091,550

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,

	2002	2003

OPERATING ACTIVITIES
Net income	$475	$1,570
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation - continuing operations	296	305
Depreciation - discontinued operations	191	—
Amortization of restricted stock	—	250
Changes in operating assets and liabilities:
Restricted cash	(383)	(233)
Accounts receivable	(3,764)	(698)
Inventories	1,801	344
Prepaid expenses and other current assets	97	172
Accounts payable and accrued liabilities	473	3,266

Net cash (used in) provided by operating activities	(814)	4,976

INVESTING ACTIVITIES
Continuing operations:
Purchases of property, plant and equipment	(76)	(28)
Discontinued operations:
Purchases of property, plant and equipment	(112)	—
Proceeds from disposition of assets	62	—

Net cash used in investing activities	(126)	(28)

FINANCING ACTIVITIES
Funding provided by Centex	940	13,211

Net cash provided by financing activities	940	13,211

Net increase in cash	—	18,159
Cash at beginning of period	—	—

Cash at end of period	$—	$18,159

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$238	$—

Supplemental schedule of noncash financing activities:
Issuance of restricted stock		$1,000

Assumption of net deferred tax liability		$700

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share data)
(unaudited)

1.	Basis of Presentation

     The consolidated interim financial statements include the accounts of Cavco Industries, Inc. (“Cavco Inc.”) and its wholly-owned subsidiary (collectively, the “Company”) after elimination of all significant intercompany balances and transactions. The statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on June 23, 2003 (the “Form 10”).

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”) was merged into Cavco Inc. and 100% of the outstanding shares of common stock of Cavco Inc. were distributed to the stockholders of Centex Corporation (“Centex”), Cavco Inc.’s parent company. Subsequent to this distribution, Cavco Inc. is a separate public company. The stockholders’ equity section of the balance sheet has been presented assuming the merger of Cavco LLC into Cavco Inc. had occurred as of March 31, 2003 and 3,091,399 shares of common stock of Cavco Inc. were issued and outstanding.

     Prior to June 30, 2003, Cavco LLC was incorporated into the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for prior to June 30, 2003. Proforma income tax expense is calculated assuming a 40% effective tax rate. As a result of the distribution described above, proforma tax amounts have been presented on the face of the statement of operations as if the Company was a stand-alone taxable entity. As a stand-alone taxable entity, the deferred taxes associated with its assets and liabilities have been assumed by the Company from Centex and recorded in its financial statements.

2.	Discontinued Operations

     Prior to March 31, 2003, the Company distributed its New Mexico and Texas manufacturing facilities to Centex and these operations are classified as discontinued manufacturing operations. These facilities had no operations during the quarter ended June 30, 2003.

     The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. Net sales for the retail sales centers to be disposed of were $6,612 and $8,064 for the three month periods ended June 30, 2003 and 2002, respectively.

3.	Inventories

     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at March 31, 2003 and June 30, 2003 were as follows:

	March 31,	June 30,
	2003	2003

Raw materials	$2,754	$2,789
Work in process	1,566	1,613
Finished goods	2,541	2,605

Total inventories	$6,861	$7,007

4.	Warranties

     Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided for at the date of sale. The Company has provided a liability for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Three Months Ended June 30,

	2002	2003

Balance at beginning of period	$4,789	$4,241
Charged to costs and expenses	1,669	1,520
Deductions	(1,691)	(1,548)

Balance at end of period	$4,767	$4,213

5.	Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $21,874 at June 30, 2003. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $2,000 at March 31, 2003 and June 30, 2003.

     The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability and personal injury. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Legal fees associated with these lawsuits are expensed as incurred. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not expected to have a material adverse effect on the Company’s financial position or results of operations. However, the potential exists for unanticipated material adverse judgments against the Company.

6.	Business Segment Information

     The Company operates in two business segments in the manufactured housing industry — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the southwestern United States to a network of dealers which includes Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the Form 10. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Three Months Ended June 30,

	2002	2003

Net sales
Manufacturing	$25,424	$28,621
Retail	4,008	4,029
Less: Intercompany	(3,225)	(3,135)

Total consolidated net sales	$26,207	$29,515

Income (loss) from operations
Manufacturing	$2,299	$2,788
Retail	(114)	(75)
Intercompany profit in inventory	20	—
General corporate charges	(609)	(1,097)

Total consolidated income from operations	$1,596	$1,616

Depreciation
Manufacturing	$205	$198
Retail	28	38
Corporate	63	69

Total consolidated depreciation	$296	$305

Capital expenditures
Manufacturing	$73	$25
Retail	—	—
Corporate	3	3

Total consolidated capital expenditures	$76	$28

	As of

	March 31,	June 30,
	2003	2003

Total assets
Manufacturing	$85,820	$86,226
Retail	5,565	5,547
Retail assets held for sale	7,841	7,351
Corporate	12,386	24,161

Total consolidated assets	$111,612	$123,285

Total Corporate assets are comprised primarily of the receivable from Centex at March 31, 2003 and cash and deferred taxes at June 30, 2003.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”), our predecessor, was merged into Cavco Industries, Inc. (together with its wholly-owned subsidiary, the “Company”) and 100% of the outstanding shares of common stock of the Company were distributed to the stockholders of Centex Corporation (“Centex”), the Company’s parent company. Subsequent to this distribution, the Company is a separate public company. The consolidated financial statements contained in this quarterly report reflect the financial condition and results of operations of the Company and unless the context otherwise requires, all financial information contained in this section gives effect to the reorganization as if it had occurred prior to the date of such financial information.

     The Company is the largest producer of manufactured homes in Arizona and 12th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2002 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers.

Results of Operations - (Dollars in thousands)

Quarter ended June 30, 2003 compared to the quarter ended June 30, 2002

     Net Sales. Total net sales increased 12.6% to $29,515 for the quarter ended June 30, 2003 from $26,207 for the quarter ended June 30, 2002.

     Manufacturing net sales increased 12.6% to $28,621 for the quarter ended June 30, 2003 from $25,424 for the quarter ended June 30, 2002. This increase was primarily attributable to the higher volume of homes sold as a result of our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes. Based on retail sales for Arizona as compiled by third party sources, we increased our market share to 33.7% for the five months ended May 31, 2003 from 28.9% for calendar 2002. Total floors shipped increased 7.0% to 1,519 for the quarter ended June 30, 2003 from 1,419 in 2002. In addition, manufacturing net sales were positively impacted by increases in the average wholesale sales prices. The average wholesale sales price per floor increased 5.2% to $18,842 from $17,917 last year due to trends toward larger homes with more options and product mix.

     Retail net sales were essentially flat at $4,029 for the first fiscal quarter versus $4,008 for the same period last year.

     Gross Profit. Gross profit as a percent of sales increased to 18.0% for the quarter ended June 30, 2003 from 17.9% for the quarter ended June 30, 2002. Gross profit increased 13.3% to $5,301 versus $4,680 last year. The increase in gross profit as a percent of sales was primarily due to the economies achieved with increased production and reduced warranty expenses resulting from our continuing efforts to improve production quality, aggressively address customer issues and the benefits realized from our On-Site program initiated in fiscal 2000 to assist retailers with managing the home installation process offset by lower gross profit percentages on retail sales. Gross profit increased due to the improved gross profit percentage and the overall increase in net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,685 or 12.5% of net sales for the quarter ended June 30, 2003 versus $3,084 or 11.8% of net sales for the quarter ended June 30, 2002, an increase of 19.5% or $601. The overall increase is primarily from selling expenses associated with increases in net sales and incremental public company costs.

     Interest Expense. In anticipation of the distribution noted above, all of the Company’s outstanding third party debt was repaid and the intercompany debt owed to Centex was contributed to capital prior to March 31, 2003. As a result, the Company had no interest expense in the first quarter ended June 30, 2003.

     Income Taxes. Cavco LLC was incorporated in the consolidated federal income tax return of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for federal income tax purposes and therefore on a stand-alone basis would not be subject to federal income taxes. As a result of the distribution described above, proforma tax amounts have been presented on the face of the statement of operations as if the Company was a stand-alone taxable entity. Pro forma income tax expense (benefit) is calculated based on a 40% effective rate.

Discontinued Operations

     Discontinued Manufacturing Operations. In anticipation of the distribution, the Company distributed to Centex its ownership interest in its idled manufacturing facilities in New Mexico and Texas during fiscal 2003 and these operations are classified as discontinued. These facilities had no operations during the quarter ended June 30, 2003 versus a loss of $254 for the first quarter last year.

     Discontinued Retail Operations. The loss from discontinued retail operations for the quarter ended June 30, 2003 primarily represents accrued lease costs related to one of the retail locations we closed during the quarter. There were no significant operating losses in the quarter for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values.

Liquidity and Capital Resources

     Prior to the distribution noted above, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. The net balance resulting from these transactions is included in the balance sheet as a payable to Centex. The net amount payable to Centex was settled subsequent to June 30, 2003.

     Subsequent to the distribution, we are now responsible for funding our own operating needs. We have received a commitment from Bank One N.A. for a $15 million revolving line of credit for a term of 24 months. The outstanding principal amount of borrowings under the line of credit will bear interest at the prime rate or, if we elect, LIBOR plus a spread of 2.25%. Availability of borrowings will be limited to 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $5 million, as determined on a monthly basis. The obligations under the line of credit will be secured by a lien on substantially all of our assets. Under the terms of the line of credit, we will be required to comply with a number of financial and other covenants, including covenants requiring maintenance of a minimum debt service coverage ratio and a minimum ratio of debt to tangible net worth. The completion of this line of credit is subject only to the final review and signing of the applicable documentation, although no assurance can be given that the line of credit will be completed.

     We believe that cash on hand at June 30, 2003, together with cash to be provided by retail assets held for sale and cash flow from operations, will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have a committed $15 million credit facility with Bank One that could be used to supplement these sources of liquidity.

     Operating activities provided $4,976 of cash during the first quarter ended June 30, 2003 compared to using $814 of cash during the first quarter last year. Cash generated by operating activities in the first quarter was primarily derived from operating income before non-cash charges and an increase in accounts payable and accrued expenses resulting from the timing of the transition to new banking accounts in connection with the distribution.

     Investing activities required the use of $28 of cash during the first quarter ended June 30, 2003 compared to the use of $126 during the first quarter last year. The cash used for investing activities during this year’s first quarter was for normal recurring capital expenditures.

     Financing activities provided $13,211 of cash in the first quarter ended June 30, 2003 primarily resulting from the payment by Centex of the $12,224 capital contribution committed during fiscal 2003 in anticipation of the distribution.

Critical Accounting Policies

     In our Form 10 Registration Statement filed with the Securities and Exchange Commission on June 23, 2003, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations.

     All forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in our Form 10 Registration Statement filed with the Securities and Exchange Commission under the heading “Risk Factors” and adverse industry conditions, the cyclical nature of the Company’s business, limitations on the Company’s ability to raise capital, curtailment of available financing in the manufactured housing industry, competition, Cavco’s ability to maintain relationships with retailers, availability of raw materials, and Cavco’s lack of recent operating history as a public company. We expressly disclaim any obligation to update any forward-looking statements contained in this report or elsewhere, whether as a result of new information, future events or otherwise. For all of these reasons, investors are cautioned not to place undue reliance on any forward-looking statements included in this report or elsewhere.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. We may from time to time be exposed to interest rate risk inherent in our financial instruments, but are not currently subject to foreign currency or commodity price risk. We manage our exposure to these market risks through our regular operating and financing activities. We are not currently party to any market risk sensitive instruments that could be reasonably expected to have a material effect on our financial condition or results of operations.

Item 4: Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

               31.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

               31.2 Certification of the Chief Financial Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

               32.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of the Chief Financial Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

               None

All other items required under Part II are omitted because they are not applicable.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cavco Industries, Inc. Registrant

August 14, 2003	/s/ Joseph H. Stegmayer Chairman, President and Chief Executive Officer (principal executive officer)

August 14, 2003	/s/ Sean K. Nolen Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

               31.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

               31.2 Certification of the Chief Financial Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

               32.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of the Chief Financial Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.