Form 10-Q
period 2003-09-30
CAVCO INDUSTRIES INC
filed 2003-11-10
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-08822

Cavco Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	56-2405642

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 7, 2003

Common Stock, $.01 Par Value	3,146,495 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
September 30, 2003

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2003 and September 30, 2003 (unaudited)	1
	Consolidated Statements of Operations (unaudited) for the three and six months ended September 30, 2002 and 2003	2
	Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2002 and 2003	3
	Notes to Consolidated Financial Statements	4 – 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 – 10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11
SIGNATURES		12

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	September 30,
	2003	2003

		(Unaudited)
ASSETS
Current assets
Cash	$—	$21,290
Restricted cash	2,275	1,847
Accounts receivable	5,264	5,438
Inventories	6,861	7,884
Prepaid expenses and other current assets	640	958
Deferred income taxes	—	5,600
Receivable from Centex	12,224	—
Retail assets held for sale	7,841	5,089

Total current assets	35,105	48,106

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	4,914	4,998
Machinery and equipment	6,458	6,396

	13,702	13,724
Accumulated depreciation	(4,541)	(5,021)

	9,161	8,703

Goodwill	67,346	67,346

Total assets	$111,612	$124,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,250	$4,675
Accrued liabilities	16,016	17,975

Total current liabilities	19,266	22,650

Deferred income taxes	—	6,844
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 3,091,399 (proforma March 31, 2003) and 3,146,495 (September 30, 2003) shares, respectively	31	31
Additional paid-in capital	120,030	120,330
Unamortized value of restricted stock	—	(688)
Accumulated deficit	(27,715)	(25,012)

Total stockholders’ equity	92,346	94,661

Total liabilities and stockholders’ equity	$111,612	$124,155

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net sales	$28,322	$30,820	$54,529	$60,335
Cost of sales	23,279	25,526	44,806	49,740

Gross profit	5,043	5,294	9,723	10,595
Selling, general and administrative expenses	2,961	3,454	6,045	7,139

Income from operations	2,082	1,840	3,678	3,456
Interest income (expense)	(102)	48	(211)	75

Income from continuing operations before income taxes	1,980	1,888	3,467	3,531
Income tax expense	—	(755)	—	(755)

Income from continuing operations	1,980	1,133	3,467	2,776
Discontinued operations:
Loss from discontinued manufacturing operations	(237)	—	(491)	—
Loss from discontinued retail operations	(965)	—	(1,723)	(73)

Net Income	$778	$1,133	$1,253	$2,703

Net income per share		$0.36		$0.87

Weighted average shares outstanding (basic and diluted)		3,146,495		3,118,947

Proforma financial information:
Income from continuing operations before income taxes	$1,980		$3,467	$3,531
Proforma income tax expense	(792)		(1,387)	(1,412)

Proforma income from continuing operations	1,188		2,080	2,119
Proforma loss from discontinued operations, net of proforma taxes	(721)		(1,328)	(44)

Proforma net income	$467		$752	$2,075

Proforma net income (loss) per share:
Continuing operations (basic and diluted)	$0.38		$0.67	$0.68
Discontinued operations (basic and diluted)	(0.23)		(0.43)	(0.01)

Net income (basic and diluted)	$0.15		$0.24	$0.67

Proforma weighted average shares outstanding (basic and diluted)	3,091,399		3,091,399	3,118,947

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,

	2002	2003

OPERATING ACTIVITIES
Net income	$1,253	$2,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation - continuing operations	579	604
Depreciation - discontinued operations	374	—
Amortization of restricted stock	—	312
Deferred income taxes provision	—	544
Changes in operating assets and liabilities:
Restricted cash	(1,148)	428
Accounts receivable	(3,397)	(174)
Inventories	3,103	1,729
Prepaid expenses and other current assets	(285)	(318)
Accounts payable and accrued liabilities	(1,055)	3,384

Net cash provided by (used in) operating activities	(576)	9,212

INVESTING ACTIVITIES
Continuing operations:
Purchases of property, plant and equipment	(176)	(146)
Discontinued operations:
Purchases of property, plant and equipment	(190)	—
Proceeds from disposition of assets	123	—

Net cash used in investing activities	(243)	(146)

FINANCING ACTIVITIES
Funding provided by Centex	819	12,224

Net cash provided by financing activities	819	12,224

Net increase in cash	—	21,290
Cash at beginning of period	—	—

Cash at end of period	$—	$21,290

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$467	$—

Supplemental schedule of noncash financing activities:
Issuance of restricted stock		$1,000

Assumption of net deferred tax liability		$700

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2003
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

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”) was merged into Cavco Inc. and 100% of the outstanding shares of common stock of Cavco Inc. were distributed to the stockholders of Centex Corporation (“Centex”), Cavco Inc.’s parent company. Subsequent to this distribution, Cavco Inc. became a separate public company. The stockholders’ equity section of the balance sheet has been presented assuming the merger of Cavco LLC into Cavco Inc. had occurred as of March 31, 2003 and 3,091,399 shares of common stock of Cavco Inc. were issued and outstanding.

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

2.    Discontinued Operations

     Prior to March 31, 2003, the Company distributed its New Mexico and Texas manufacturing facilities to Centex and these operations are classified as discontinued manufacturing operations. These facilities had no operations during the three and six month periods ended September 30, 2003.

     The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. Net sales for the retail sales centers to be disposed of were $5,747 and $6,344 for the three month periods ended September 30, 2003 and 2002, respectively and $12,359 and $14,408 for the six month periods ended September 30, 2003 and 2002, respectively.

3.    Inventories

     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at March 31, 2003 and September 30, 2003 were as follows:

	March 31,	September 30,
	2003	2003

Raw materials	$2,754	$2,774
Work in process	1,566	1,808
Finished goods	2,541	3,302

Total inventories	$6,861	$7,884

4.    Revolving line of credit

     On September 17, 2003, the Company established a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of September 30, 2003, the amount available under the RLC was approximately $8.8 million. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 2.25%. The RLC expires on July 31, 2005.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pay dividends, purchase treasury stock, pledge assets, incur additional indebtedness and make capital expenditures, and requires the Company to maintain certain defined leverage and debt service coverage ratios.

5.    Warranties

     Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale. The Company has provided a liability for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Balance at beginning of period	$4,767	$4,213	$4,789	$4,241
Charged to costs and expenses	1,234	1,561	2,903	3,081
Deductions	(1,629)	(1,458)	(3,320)	(3,006)

Balance at end of period	$4,372	$4,316	$4,372	$4,316

6.    Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $20,405 at September 30, 2003. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $2,000 at March 31, 2003 and September 30, 2003.

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

7.    Business Segment Information

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net sales
Manufacturing	$26,497	$28,756	$51,921	$57,377
Retail	3,664	4,421	7,672	8,450
Less: Intercompany	(1,839)	(2,357)	(5,064)	(5,492)

Total consolidated net sales	$28,322	$30,820	$54,529	$60,335

Income (loss) from operations
Manufacturing	$2,807	$3,105	$5,106	$6,143
Retail	(170)	(92)	(284)	(167)
Intercompany profit in inventory	20	60	40	60
General corporate charges	(575)	(1,233)	(1,184)	(2,580)

Total consolidated income from operations	$2,082	$1,840	$3,678	$3,456

Depreciation
Manufacturing	$193	$200	$398	$398
Retail	27	40	55	78
Corporate	63	59	126	128

Total consolidated depreciation	$283	$299	$579	$604

Capital expenditures
Manufacturing	$100	$118	$173	$143
Retail
Corporate			3	3

Total consolidated capital expenditures	$100	$118	$176	$146

	As of

	March 31,	September 30,
	2003	2003

Total assets
Manufacturing	$85,820	$86,062
Retail	5,565	5,772
Retail assets held for sale	7,841	5,089
Corporate	12,386	27,232

Total consolidated assets	$111,612	$124,155

Total Corporate assets are comprised primarily of the receivable from Centex at March 31, 2003 and cash and deferred taxes at September 30, 2003.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”), our predecessor, was merged into Cavco Industries, Inc. (the “Company”) and 100% of the outstanding shares of common stock of the Company were distributed to the stockholders of Centex Corporation (“Centex”), Cavco LLC’s parent company. Subsequent to this distribution, the Company became a separate public company. The consolidated financial statements contained in this quarterly report reflect the financial condition and results of operations of the Company and unless the context otherwise requires, all financial information contained in this section gives effect to the reorganization as if it had occurred prior to the date of such financial information.

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

Results of Operations - (Dollars in thousands)

Three and six months ended September 30, 2003 compared to 2002

     Net Sales. Total net sales increased 8.8% to $30,820 for the three months ended September 30, 2003 compared to $28,322 last year. For the first half of fiscal 2004, net sales increased 10.6% to $60,335 versus $54,529 last year.

     Manufacturing net sales increased 8.5% to $28,756 for the three months ended September 30, 2003 from $26,497 for last year and 10.5% to $57,377 for the first half of fiscal 2004 from $51,921 last year. These increases were primarily attributable to the trend toward larger homes with more amenities. While the number of homes sold during the current quarter remained relatively constant at 850 wholesale shipments versus 839 last year, the average sales price per home increased 7.1% to $33,831 versus $31,582 last year. For the first half of fiscal 2004, the number of homes sold increased to 1,734 from 1,651 last year and the average sales price per home increased 5.2% to $33,089 versus $31,448 last year. In addition to the trend toward larger homes, manufacturing net sales were positively impacted by higher volume of homes sold resulting from our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes.

     Retail net sales increased $757 to $4,421 for the three months ended September 30, 2003 versus $3,664 for the same period last year and $778 to $8,450 for the six months ended September 30, 2003 versus $7,672 last year. These increases in retail sales were primarily due to one new retail sales center added during the first quarter of fiscal 2004.

     Gross Profit. Gross profit as a percent of sales decreased to 17.2% and 17.6% for the three and six months ended September 30, 2003, respectively, from 17.8% for the comparable periods last year. The decrease in gross profit as a percent of sales was primarily due to increases in material costs. The negative impact of increased material costs was partially offset by economies achieved with increased production. Gross profit increased to $5,294 for the three months ended September 30, 2003 from $5,043 last year and $10,595 for the first half of fiscal 2004 from $9,723 last year. These increases in gross profit were due to the overall increase in net sales partially offset by the lower gross profit percentage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.6% or $493 to $3,454 or 11.2% of net sales for the three months ended September 30, 2003 versus $2,961 or 10.5% of net sales last year. Selling, general and administrative expenses increased 18.1% or $1,094 to $7,139 or 11.8% of sales for the first half of fiscal 2004 versus $6,045 or 11.1% of sales last year. These increases are attributable to the incremental costs related to being a stand alone public company and a $300 charge for accrued lease costs related to vacated office space recorded in the second quarter of fiscal 2004.

     Interest (Income) Expense. Interest income represents income earned on unrestricted cash during the three and six months ended September 30, 2003. In anticipation of the distribution noted above, all of the Company’s outstanding third party debt was repaid and the intercompany debt owed to Centex was contributed to capital prior to March 31, 2003. As a result, the Company has not incurred any interest expense in fiscal 2004.

     Income Taxes. The effective income tax rate for the quarter ended September 30, 2003 approximated the Company’s combined statutory rate of 40%. Prior to the distribution on June 30, 2003, Cavco LLC was incorporated in the consolidated federal income tax return of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for federal income tax purposes and therefore on a stand-alone basis would not be subject to federal income taxes. As a result of the distribution described above, proforma tax amounts for all periods prior to the date of the distribution have been presented on the face of the statement of operations as if the Company was a stand-alone taxable entity. Pro forma income tax expense (benefit) is calculated based on a combined statutory rate of 40%.

Discontinued Operations

     Discontinued Manufacturing Operations. In anticipation of the distribution, the Company distributed to Centex its ownership interest in its idled manufacturing facilities in New Mexico and Texas during fiscal 2003 and these operations are classified as discontinued. Because the Company no longer owns or operates these facilities, there were no results of operations during the three and six month periods ended September 30, 2003 versus losses of $237 and $491 for the comparable periods last year.

     Discontinued Retail Operations There were no operating losses in the quarter for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. The loss from discontinued retail operations for the first half of fiscal 2004 primarily represents accrued lease costs related to one of the retail locations we closed during the quarter.

Liquidity and Capital Resources

     Prior to the distribution noted above, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. Subsequent to the distribution, we are now responsible for funding our own operating needs.

     On September 17, 2003, the Company established a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of September 30, 2003, the amount available under the RLC was approximately $8.8 million. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 2.25%. The RLC expires on July 31, 2005.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pay dividends, purchase treasury stock, pledge assets, incur additional indebtedness and make capital expenditures, and requires the Company to maintain certain defined leverage and debt service coverage ratios.

     We believe that cash on hand at September 30, 2003, together with cash flow from operations and cash to be provided by retail assets held for sale, will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million credit facility with Bank One that can be used to supplement these sources of liquidity.

     Operating activities provided $9,212 of cash during the six months ended September 30, 2003 compared to using $576 of cash during the first six months of last year. Cash generated by operating activities was primarily derived from operating income before non-cash charges, the liquidation of retail inventories held for sale and an increase in accounts payable and accrued expenses resulting from the timing of payments due to vendors and various service providers.

     Investing activities required the use of $146 of cash during the six months ended September 30, 2003 compared to the use of $243 last year. The cash used for investing activities during the first half of fiscal 2004 was for normal recurring capital expenditures.

     Financing activities provided $12,224 of cash in during the six months ended September 30, 2003 resulting from the payment by Centex of the capital contribution committed during fiscal 2003 in anticipation of the distribution.

Critical Accounting Policies

     In our Form 10 filed with the Securities and Exchange Commission on June 23, 2003, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     All forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in our Form 10 filed with the Securities and Exchange Commission under the heading “Risk Factors”. We expressly disclaim any obligation to update any forward-looking statements contained in this report or elsewhere, whether as a result of new information, future events or otherwise. For all of these reasons, you are cautioned not to place undue reliance on any forward-looking statements included in this report or elsewhere.

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

Item 4: Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

            (a)    Exhibits

                     10.1 Credit Agreement dated September 17, 2003 between Bank One, NA and Cavco Industries, Inc.

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

            (b)    Reports on Form 8-K

                     The Company filed a Current Report on Form 8-K on October 22, 2003, with respect to a press release announcing its fiscal second quarter net earnings for the quarter ended September 30, 2003.

            All other items required under Part II are omitted because they are not applicable.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cavco Industries, Inc.

Registrant

November 10, 2003	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – President and Chief Executive Officer

November 10, 2003	/s/ Sean K. Nolen

Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

               10.1 Credit Agreement dated September 17, 2003 between Bank One, NA and Cavco Industries, Inc.

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