Form 10-Q
period 2003-12-31
CAVCO INDUSTRIES INC
filed 2004-01-29
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 27, 2004

Common Stock, $.01 Par Value	3,146,495 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
December 31, 2003

			Page
Part I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of March 31, 2003 and December 31, 2003 (unaudited)	1
		Consolidated Statements of Operations (unaudited) for the three and nine months ended December 31, 2002 and 2003	2
		Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2002 and 2003	3
		Notes to Consolidated Financial Statements	4 - 8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
	Item 4.	Controls and Procedures	12
Part II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURES			13

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2003	2003

		(Unaudited)
ASSETS
Current assets
Cash	$—	$26,316
Restricted cash	2,275	2,302
Accounts receivable	5,264	3,779
Inventories	6,861	7,832
Prepaid expenses and other current assets	640	1,465
Deferred income taxes	—	5,600
Receivable from Centex	12,224	—
Retail assets held for sale	7,841	4,258

Total current assets	35,105	51,552

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	4,914	4,998
Machinery and equipment	6,458	6,345

	13,702	13,673
Accumulated depreciation	(4,541)	(5,244)

	9,161	8,429

Goodwill	67,346	67,346

Total assets	$111,612	$127,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,250	$4,669
Accrued liabilities	16,016	18,397

Total current liabilities	19,266	23,066

Deferred income taxes	—	7,644
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 3,091,399 (proforma March 31, 2003) and 3,146,495 (December 31, 2003) shares, respectively	31	31
Additional paid-in capital	120,030	120,330
Unamortized value of restricted stock	—	(625)
Accumulated deficit	(27,715)	(23,119)

Total stockholders’ equity	92,346	96,617

Total liabilities and stockholders’ equity	$111,612	$127,327

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net sales	$27,537	$33,489	$82,066	$93,824
Cost of sales	22,523	27,251	67,329	76,991

Gross profit	5,014	6,238	14,737	16,833
Selling, general and administrative expenses	3,031	3,148	9,076	10,287

Income from operations	1,983	3,090	5,661	6,546
Interest income (expense)	(77)	63	(288)	138

Income from continuing operations before income taxes	1,906	3,153	5,373	6,684
Income tax expense	—	(1,260)	—	(2,015)

Income from continuing operations	1,906	1,893	5,373	4,669
Discontinued operations:
Loss from discontinued manufacturing operations	(243)	—	(734)	—
Loss from discontinued retail operations	(616)	—	(2,339)	(73)

Net Income	$1,047	$1,893	$2,300	$4,596

Net income per share (basic and diluted)		$0.60		$1.47

Weighted average shares outstanding:
Basic		3,146,495		3,128,130

Diluted		3,147,051		3,128,315

Proforma financial information:
Income from continuing operations before income taxes	$1,906		$5,373	$6,684
Proforma income tax expense	(762)		(2,149)	(2,672)

Proforma income from continuing operations	1,144		3,224	4,012
Proforma loss from discontinued operations, net of proforma taxes	(515)		(1,843)	(44)

Proforma net income	$629		$1,381	$3,968

Proforma net income (loss) per share:
Continuing operations (basic and diluted)	$0.37		$1.04	$1.28
Discontinued operations (basic and diluted)	(0.17)		(0.60)	(0.01)

Net income (basic and diluted)	$0.20		$0.44	$1.27

Proforma weighted average shares outstanding:
Basic	3,091,399		3,091,399	3,128,130

Diluted				3,128,315

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,

	2002	2003

OPERATING ACTIVITIES
Net income	$2,300	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation - continuing operations	868	898
Depreciation - discontinued operations	579	—
Amortization of restricted stock	—	375
Deferred income taxes provision	—	1,344
Changes in operating assets and liabilities:
Restricted cash	(129)	(27)
Accounts receivable	(1,549)	1,485
Inventories	3,481	2,612
Prepaid expenses and other current assets	(128)	(825)
Accounts payable and accrued liabilities	(2,564)	3,800

Net cash provided by operating activities	2,858	14,258

INVESTING ACTIVITIES
Continuing operations:
Purchases of property, plant and equipment	(324)	(166)
Discontinued operations:
Purchases of property, plant and equipment	(197)	—
Proceeds from disposition of assets	185	—

Net cash used in investing activities	(336)	(166)

FINANCING ACTIVITIES
Funding provided by Centex	(2,522)	12,224

Net cash provided by (used in) financing activities	(2,522)	12,224

Net increase in cash	—	26,316
Cash at beginning of period	—	—

Cash at end of period	$—	$26,316

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$670	$—

Supplemental schedule of noncash financing activities:
Issuance of restricted stock		$1,000

Assumption of net deferred tax liability		$700

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003
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

     Prior to June 30, 2003, Cavco LLC was incorporated into the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for prior to June 30, 2003. Proforma income tax expense is calculated assuming a 40% effective tax rate. As a result of the distribution described above, proforma tax amounts have been presented on the face of the statement of operations as if the Company was a stand-alone taxable entity. As a stand-alone taxable entity, the deferred taxes associated with its assets and liabilities have been assumed by the Company from Centex and recorded in its financial statements. The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.

     For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Form 10.

     Accounting For Stock Based Compensation - The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. For the disclosure requirements of SFAS No. 123 as amended by SFAS 148, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the three and nine months ended December 31, 2003 were volatility of 24.7%, risk-free interest rate of 2.1%, dividend rate of 0.0% and an expected life of the options of 5 years.

     Options granted vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS No. 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the proforma amounts for the three and nine months ended December 31, 2003 as follows. The Company had not granted any options prior to December 12, 2003. For the nine month period ended December 31, 2003, net income includes the proforma income tax provision discussed in Note 1.

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2003	2003

Net income, as reported for the three months ended December 31, 2003 and proforma for the nine months ended December 31, 2003	$1,893	$3,968
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $182	(274)	(274)

Proforma net income	$1,619	$3,694

Basic and diluted net income per share:
As reported for the three months ended December 31, 2003 and proforma for the nine months ended December 31, 2003	$0.60	$1.27
Pro forma	$0.51	$1.18

2. Discontinued Operations

     Prior to March 31, 2003, the Company distributed its New Mexico and Texas manufacturing facilities to Centex and these operations are classified as discontinued manufacturing operations. These facilities had no operations during the three and nine month periods ended December 31, 2003.

     The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. Net sales for the retail sales centers to be disposed of were $4,944 and $6,972 for the three month periods ended December 31, 2003 and 2002, respectively, and $17,303 and $21,380 for the nine month periods ended December 31, 2003 and 2002, respectively.

3. Inventories

     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at March 31, 2003 and December 31, 2003 were as follows:

	March 31,	December 31,
	2003	2003

Raw materials	$2,754	$3,316
Work in process	1,566	1,660
Finished goods	2,541	2,856

Total inventories	$6,861	$7,832

4. Revolving line of credit

     On September 17, 2003, the Company established a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of December 31, 2003, the amount available under the RLC was approximately $8 million. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 2.25%. The RLC expires on July 31, 2005.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Balance at beginning of period	$4,372	$4,316	$4,789	$4,241
Charged to costs and expenses	1,399	1,333	4,302	4,414
Deductions	(1,511)	(1,432)	(4,831)	(4,438)

Balance at end of period	$4,260	$4,217	$4,260	$4,217

6. Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $18,962 at December 31, 2003. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $2,000 at March 31, 2003 and December 31, 2003. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.

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

7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share. For the three and nine month periods ended December 31, 2002 and the nine month period ended December 31, 2003, net income includes the proforma income tax provision discussed in Note 1.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net income		$1,893		$4,596

Weighted average shares outstanding:
Basic		3,146,495		3,128,130
Add: Effect of dilutive stock options		556		185

Diluted		3,147,051		3,128,315

Net income per share:
Basic		$0.60		$1.47

Diluted		$0.60		$1.47

Proforma net income	$629		$1,381	$3,968

Proforma weighted average shares outstanding:
Basic	3,091,399		3,091,399	3,128,130
Add: Effect of dilutive stock options	—		—	185

Diluted	3,091,399		3,091,399	3,128,315

Proforma net income per share:
Basic	$0.20		$0.44	$1.27

Diluted	$0.20		$0.44	$1.27

8. Business Segment Information

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net sales
Manufacturing	$26,650	$31,412	$78,571	$88,789
Retail	3,987	4,391	11,659	12,841
Less: Intercompany	(3,100)	(2,314)	(8,164)	(7,806)

Total consolidated net sales	$27,537	$33,489	$82,066	$93,824

Income (loss) from operations
Manufacturing	$2,895	$3,844	$8,001	$9,987
Retail	(263)	50	(547)	(117)
Intercompany profit in inventory	20	120	60	180
General corporate charges	(669)	(924)	(1,853)	(3,504)

Total consolidated income from operations	$1,983	$3,090	$5,661	$6,546

Depreciation
Manufacturing	$202	$199	$600	$597
Retail	26	37	81	115
Corporate	61	58	187	186

Total consolidated depreciation	$289	$294	$868	$898

Capital expenditures
Manufacturing	$105	$20	$278	$163
Retail	—	—	—	—
Corporate	43	—	46	3

Total consolidated capital expenditures	$148	$20	$324	$166

	As of

	March 31,	December 31,
	2003	2003

Total assets
Manufacturing	$85,820	$85,869
Retail	5,565	4,997
Retail assets held for sale	7,841	4,258
Corporate	12,386	32,203

Total consolidated assets	$111,612	$127,327

Total Corporate assets are comprised primarily of the receivable from Centex at March 31, 2003 and cash and deferred taxes at December 31, 2003.

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

Results of Operations - (Dollars in thousands)

Three and nine months ended December 31, 2003 compared to 2002

     Net Sales. Total net sales increased 21.6% to $33,489 for the three months ended December 31, 2003 compared to $27,537 last year. For the first nine months of the fiscal year ending on March 31, 2004, net sales increased 14.3% to $93,824 versus $82,066 last year.

     Manufacturing net sales increased 17.9% to $31,412 for the three months ended December 31, 2003 from $26,650 for last year and 13.0% to $88,789 for the first nine months of fiscal 2004 from $78,571 last year. These increases were attributable to the trend toward larger homes with more amenities and higher volume of homes sold resulting from our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes. Total homes sold during the current quarter increased 7.5% to 904 wholesale shipments versus 841 last year and the average sales price per home increased 9.7% to $34,748 versus $31,688 last year. For the first nine months of fiscal 2004, the number of homes sold increased 5.9% to 2,638 from 2,492 last year and the average sales price per home increased 6.8% to $33,658 versus $31,529 last year.

     Retail net sales increased $404 to $4,391 for the three months ended December 31, 2003 versus $3,987 for the same period last year and $1,182 to $12,841 for the nine months ended December 31, 2003 versus $11,659 last year. These increases in retail sales were primarily due to one new retail sales center added during the first quarter of fiscal 2004.

     Gross Profit. Gross profit as a percent of sales increased to 18.6% for the three months ended December 31, 2003 from 18.2% last year. The increase in gross profit as a percent of sales was primarily due to efficiencies resulting from increased production. For the first nine months of the fiscal year versus last year, gross profit as a percentage of sales was flat at approximately 18.0% as efficiencies normally achieved through increased production were offset by the costs of building more complex and diverse products. Gross profit increased to $6,238 for the three months ended December 31, 2003 from $5,014 last year and $16,833 for the first nine months of fiscal 2004 from $14,737 last year. These increases in gross profit were primarily due to the overall increase in net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3.9% or $117 to $3,148 or 9.4% of net sales for the three months ended December 31, 2003 versus $3,031 or 11.0% of net sales last year. Selling, general and administrative expenses increased 13.3% or $1,211 to $10,287 or 11.0% of sales for the first nine months of fiscal 2004 versus $9,076 or 11.1% of sales last year. These increases are attributable to the incremental costs related to being a stand-alone public company. In addition, the nine month period ended December 31, 2003 includes a $300 charge for accrued lease costs related to vacated office space recorded in the second quarter of fiscal 2004.

     Interest (Income) Expense. Interest income represents income earned on unrestricted cash during the three and nine months ended December 31, 2003. In anticipation of the distribution noted above, all of the Company’s outstanding third party debt was repaid and the intercompany debt owed to Centex was contributed to capital prior to March 31, 2003. As a result, the Company has not incurred any interest expense in fiscal 2004.

     Income Taxes. The effective income tax rates for the quarter and nine months ended December 31, 2003 approximated the Company’s combined statutory rate of 40%. Prior to the distribution on June 30, 2003, Cavco LLC was incorporated in the consolidated federal income tax return of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for federal income tax purposes and therefore on a stand-alone basis would not be subject to federal income taxes. As a result of the distribution described above, proforma tax amounts for all periods prior to the date of the distribution have been presented on the face of the statement of operations as if the Company was a stand-alone taxable entity. Proforma income tax expense (benefit) is calculated based on a combined statutory rate of 40%.

Discontinued Operations

     Discontinued Manufacturing Operations. In anticipation of the distribution, the Company distributed to Centex its ownership interest in its idled manufacturing facilities in New Mexico and Texas during fiscal 2003 and these operations are classified as discontinued. Because the Company no longer owns or operates these facilities, there were no results of operations during the three and nine month periods ended December 31, 2003 versus losses of $243 and $734 for the comparable periods last year.

     Discontinued Retail Operations There were no operating losses in the quarter for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. The loss from discontinued retail operations for the first nine months of fiscal 2004 primarily represents accrued lease costs related to one of the retail locations we closed during the first quarter of fiscal 2004.

Liquidity and Capital Resources

     Prior to the distribution noted above, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. Subsequent to the distribution, we are now responsible for funding our own operating needs.

     On September 17, 2003, the Company established a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of December 31, 2003, the amount available under the RLC was approximately $8 million. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 2.25%. The RLC expires on July 31, 2005.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pay dividends, purchase treasury stock, pledge assets, incur additional indebtedness and make capital expenditures, and requires the Company to maintain certain defined leverage and debt service coverage ratios.

     We believe that cash on hand at December 31, 2003, together with cash flow from operations and cash to be provided by retail assets held for sale, will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million credit facility with Bank One that can be used to supplement these sources of liquidity.

     Operating activities provided $14,258 of cash during the nine months ended December 31, 2003 compared to providing $2,858 of cash during the first nine months of last year. Cash generated by operating activities was primarily derived from operating income before non-cash charges, collection of accounts receivable, the liquidation of retail inventories held for sale and an increase in accounts payable and accrued expenses resulting from the timing of payments owed to vendors and various service providers.

     Investing activities required the use of $166 of cash during the nine months ended December 31, 2003 compared to the use of $336 last year. The cash used for investing activities during the first nine months of fiscal 2004 was for normal recurring capital expenditures.

     Financing activities provided $12,224 of cash in during the nine months ended December 31, 2003 resulting from the payment by Centex of the capital contribution committed during fiscal 2003 in anticipation of the distribution.

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

Item 4: Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

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

Cavco Industries, Inc.

Registrant

January 29, 2004	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

January 29, 2004	/s/ Sean K. Nolen

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