Form 10-K
period 2004-03-31
CAVCO INDUSTRIES INC
filed 2004-05-24
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

Commission File Number 000-08822

Cavco Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	56-2405642
(State of incorporation)	(IRS Employer Identification No.)

1001 North Central Avenue, Suite 800	602-256-6263
Phoenix, Arizona 85004	Registrant’s telephone number
(Address of principal executive offices)	(including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name on each Exchange on which registered

Common Stock, par value $0.01	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market as of September 30, 2003 was $66,203,035.

3,144,365
(Number of shares of common stock outstanding as of May 19, 2004)

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2004

Page
PART I
Item 1. Business	2
Item 2. Properties	15
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	16
Item 6. Selected Financial Data	17
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	27
Item 8. Financial Statements and Supplementary Data	27
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A. Controls and Procedures	27
PART III
Item 10. Directors and Executive Officers of the Registrant	27
Item 11. Executive Compensation	28
Item 12. Security Ownership of Certain Beneficial Owners and Management	28
Item 13. Certain Relationships and Related Transactions	28
Item 14. Principal Accountant Fees and Services	28
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	28
Signatures	30
Index to Consolidated Financial Statements	F-1
EX-3.1
Ex-3.2
Ex-10.2
Ex-10.3
EX-10.4
EX-10.6
EX-10.7
Ex-10.8
Ex-10.9
Ex-10.10
Ex-21
Ex-23
Ex-31.1
EX-31.2
Ex-32.1
EX-32.2

     Unless otherwise indicated in the Form 10-K, “Cavco,” “us,” “we,” “our,” “the Company” and similar terms refer to Cavco Industries, Inc. and its subsidiary.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2004

ITEM 1. BUSINESS

General

     Effective June 30, 2003, Cavco Industries, LLC, an indirect wholly-owned subsidiary of Centex Corporation (“Centex”) and our predecessor, was merged into Cavco Industries, Inc. and 100% of the outstanding shares of our common stock was distributed to the stockholders of Centex. Upon this distribution, we became a separate public company. Unless the context otherwise requires, all financial information contained in this section gives effect to the reorganization as if it had occurred prior to the date of such financial information.

     We are the largest producer of manufactured homes in Arizona, having made wholesale shipments of 3,646 manufactured housing units during our fiscal year ended March 31, 2004. We are also the 12th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2002 data published by Manufactured Home Merchandiser, an industry trade publication. Our business is vertically integrated and encompasses manufacturing and wholesale and retail marketing and sales operations.

     Our manufactured homes are produced under various tradenames and in a variety of floor plans and price ranges. We produce homes constructed to the building standards promulgated by the U.S. Department of Housing and Urban Development, or HUD, and by the International and Universal Building Codes as well as park model homes. Our HUD code homes generally range in size from approximately 500 to 3,000 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are multi-section homes, although we do produce a limited number of single-section homes. Our park model homes are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for retirement living and are placed in planned communities or recreational home parks. We also produce camping cabins and commercial structures for a variety of purposes, including portable school classrooms, automobile and other showrooms and offices.

     We currently operate three manufacturing plants in the Phoenix, Arizona area, which range in size from 79,000 to 203,000 square feet. We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers.

     We sell manufactured homes through both a network of independent dealers and through company-owned retail outlets. As of March 31, 2004, our products were offered for sale through approximately 379 independent retail outlets in 17 states. A substantial majority of these independent retail outlets are located in Arizona, California, New Mexico and Colorado. As of March 31, 2004, we had a total of 18 company-owned retail outlets, located primarily in Texas and Arizona. We disposed of 8 of our company-owned retail outlets in fiscal 2004 and we expect to dispose of or close more than half of our remaining retail outlets during the next 12 months. We plan to dispose of or close these retail outlets because they have generated substantial operating losses in recent years and, as a result of weak industry conditions and adverse legislation enacted in Texas, we do not anticipate significant improvements in the markets in which these outlets operate in the foreseeable future. The disposition or closure of these retail outlets will reduce future operating losses from our retail operations and will provide cash through the liquidation of their inventory that can be redeployed to more profitable operations. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as the majority of these outlets do not sell products manufactured by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”

     Despite a pronounced downturn in the manufactured housing industry, we generated earnings from continuing operations before income taxes, which primarily encompass three manufacturing plants in Arizona and our corporate office, of $3.1 million , $6.8 million and $9.3 million for fiscal 2002, 2003 and 2004, respectively. We believe that our ability to maintain the profitability of our continuing operations during the current industry downturn is attributable in significant part to efficient production, a high value product line, focused sales efforts and stringent cost control.

Industry Overview

     General. Manufactured housing provides an alternative in suburban and rural areas to other forms of new low-cost housing such as site-built housing, panelized homes and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the National Conference of States on Building Codes and Standards, or the NCSBCS, and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2003, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 8% of all new single-family housing starts and 11% of all new single-family homes sold.

     Industry wholesale shipments of HUD code homes totaled approximately 131,000 homes in 2003, versus 168,000 homes in 2002 according to data reported by the Manufactured Housing Institute. However, we believe that demand for manufactured housing is significantly higher, as evidenced by the retail sale of an estimated 90,000 repossessed homes during each of the last three years.

     We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and young married couples, as well as seniors and retired persons. The comparatively low cost of fully equipped manufactured housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing.

     Current Industry Downturn. The U.S. manufactured housing industry experienced a period of substantial growth in the 1990s as total wholesale shipments increased from 171,000 homes in 1991 to a peak of 373,000 homes in 1998 according to data reported by MHI. This growth was driven by the introduction of new multi-section designs that appealed to a broader range of customers and the improved availability of consumer financing, including financing for lower-income and higher-risk borrowers. In response to the increased demand for manufactured homes during this period, manufacturers expanded production capacity and the number of retail locations increased.

     Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the homes securing defaulted loans. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector, higher interest rates on home-only loans and generally unfavorable economic conditions. These factors have resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.

     As a result of the foregoing factors, based on industry data, we estimate that approximately 52% of all industry retail locations have closed since 1999 and that industry manufacturers have closed approximately 124 manufacturing operations, representing approximately 38% of the industry’s manufacturing facilities. In addition, we estimate that inventories of new manufactured homes in the retail marketplace declined by approximately 56% from June 1999 to January 2004. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our company.

     The principal regional markets we have targeted have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 48% from 1998 to 2003. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 77% and 76%, respectively, during the same period.

     U.S. wholesale shipments and retail sales of manufactured homes could continue to experience adverse conditions for the remainder of 2004 due to some or all of the factors described above. We expect industry sales volumes to be adversely affected until consumer and wholesale financing is more readily available, consumer repossessions return to normal levels and retail and wholesale inventories of new homes are reduced.

Business Strategy

     Our marketing strategy is to offer a line of manufactured homes that appeal to a wide range of homebuyers. Our principal focus is the mainstream market, which involves the sale of high-value homes to entry-level and move-up buyers. We also market to special niches such as sub-division developers, senior living community operations and vacation homebuyers.

     Our production strategy is to develop and maintain the resources necessary to build to varied and unique customer specifications in an efficient factory production environment. This enables us to attract retailers and consumers who want the flexibility to build homes to meet their specific needs, but still seek the value created by building a home on a factory production line.

     We cannot compete based on size, as there are other larger manufacturers with greater resources. Therefore, our competitive strategy is to build homes of superior quality, offer innovative designs and floor plans, demonstrate exceptional value, provide the engineering and technical resources to enable custom home building and to be responsive and efficient in servicing the customer after the sale. We strive to make our size a competitive advantage by reacting more quickly to changes in the marketplace and to the specific needs of our retailers and consumers.

Products

     Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 72% of the homes we produced in fiscal 2004 were HUD code homes. The remaining homes we produce are primarily park model homes, which are constructed to building standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce camping cabins and commercial structures built to state and local standards for a variety of purposes, including portable school classrooms, retail showrooms and offices.

     We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are ranch-style homes. Our HUD code homes generally range in size from approximately 500 to 3,000 square feet. In recent years, our sales of larger multi-section homes has been increasing. In fiscal 2004, we produced and sold 3,646 homes, of which 2,508 were multi-section. Included in single-section production are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.

     Each home contains a living room, dining area, kitchen, one, two, three, four or five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Optional equipment includes a fireplace, central air conditioning, tile roofs, vaulted ceilings, skylights, hardwood floors and cabinetry and energy conservation items. We also offer a variety of structural and decorative customizations to meet the home buyer’s specifications.

     During fiscal 2004, our average wholesale home price for a HUD code home was approximately $40,000, excluding delivery. Retail sales prices of our homes, without land, generally range from $18,000 to more than $100,000, depending upon size, floor plan, features and options.

     Approximately 90% of the homes we produce are sold in transactions covering both the home and the land on which it is placed.

     The homes we manufacture are sold under a variety of registered trademarks, including “Cavco,” “Cavco Homes,” “Sunbuilt,” “Villager,” “Sun Villa,” “Cedar Court,” “Westcourt,” “Winrock,” “Catalina,” “Cavco Gold Key Guarantee,” “Saguara,” “Elite,” “Desert Rose,” “Sunburst,” “Cavco Cabins,” “AAA Homes,” “Litchfield Limited,” “Vantage,” “SmartBuilt” and “Cavco Home Center.”

     Our manufactured homes are constructed and equipped at our manufacturing facilities. The finished home is then transported by independent trucking companies either to a retail sales center or the customer’s site. The transportation cost is borne by the retailer. Retailers or other independent installers are responsible for placing the home on site and, in certain instances, arranging for connections to utilities and providing installation and finish-out services. Although our manufactured homes are designed to be transportable, only a small percentage are ever moved from their original site after installation.

Manufacturing Operations

     Our homes are constructed in plant facilities using an assembly-line process employing approximately 250 to 500 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of protection from weather resulting from indoor facilities enable us to produce quality homes in less time and at a lower cost per square foot than conventional site-built housing.

     We currently operate three manufacturing facilities in the Phoenix area. Our manufacturing facilities range from approximately 79,000 to 203,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities operate on a one shift per day, five and one-half days per week basis, and we currently manufacture a typical home in approximately five to six days. As of March 31, 2004, our current rate of production was approximately 26 sections per day.

     As a result of the industry downturn, we have closed two manufacturing facilities since 1999. These facilities were located in Belen, New Mexico and Seguin, Texas. In March 2003, we transferred all of our ownership interests in these facilities to Centex and Centex has assumed all associated obligations and liabilities.

     Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities typically serves between 120 and 160 retailers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.

     The following table sets forth the total number of homes sold and the number of manufacturing facilities operated by us for the fiscal years indicated, excluding homes produced at idled manufacturing facilities that have been classified as discontinued operations in our consolidated financial statements:

	Year Ended March 31,
	2002	2003	2004
Homes sold:
Single-section	943	979	1,138
Multi-section	2,243	2,396	2,508

Total homes sold	3,186	3,375	3,646

Operating manufacturing facilities at end of period	3	3	3

     The principal materials used in the production of our manufactured homes include wood, wood products, aluminum, steel, gypsum wallboard, tires, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Approximately 12% of the unit cost of our homes is attributable to raw wood products. We buy the majority of these materials from third-party manufacturers and distributors located in California, Texas and Arizona. In most cases, we believe that the materials used in the production of our homes are readily available at competitive prices from a wide variety of suppliers. We do not believe that the loss of any single supplier would have a material adverse effect on our business.

     Our backlog of orders as of March 31, 2004 was approximately $18 million. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. We have, however, historically experienced only a limited number of cancellations. Because of the seasonality of the housing market, the level of our order backlog generally declines during the winter months.

Sales and Distribution

     The following table sets forth the number of homes sold by us through independent and company-owned distribution channels during the last three fiscal years (excluding homes produced at idled manufacturing facilities), as well as the number of independent retail outlets and company-owned retail centers at the end of the applicable period:

	Year Ended March 31,
	2002	2003	2004
Home sold through:
Independent retail outlets	2,874	3,095	3,411
Company-owned retail centers	312	280	235

Total homes sold	3,186	3,375	3,646

Number of independent retail outlets at the end of the period	273	311	379
Number of company-owned retail centers at the end of the period	28	25	18

     Independent Retailers. As of March 31, 2004, we had a network of 379 independent retail outlets, of which there were 161 in Arizona, 126 in California, 28 in New Mexico, 26 in Colorado, 9 in Utah, 8 in Nevada, 6 in Washington, 3 in Texas, 3 in Oregon, 2 in Idaho, 2 in Wyoming and 1 in each of Alaska, Illinois, Indiana, Florida and Michigan. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. In fiscal 2004, no single independent retailer accounted for more than 5% of our manufacturing sales.

     We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to our retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products in trade shows and support our retailers through the distribution of floor plan literature, brochures, decor boards and point of sale promotional material.

     Independent retailers frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the retailer’s lender for each home ordered. We then manufacture the home and ship it at the dealer’s expense. Payment is due from the lender upon the acceptance by the retailer of the product. For a description of wholesale floor plan financing arrangements used by independent retailers and our obligations in connection with these arrangements, see “Financing — Wholesale Financing” below.

     Company-Owned Retail Sales Centers. As of March 31, 2004 we had a total of 18 company-owned retail centers, of which 8 sold exclusively our homes and the remainder sold primarily homes manufactured by other companies. Over the next 12 months, we plan to dispose of or close certain company-owned retail centers.

     Each of our company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility.

     Our company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four salespersons.

     As of March 31, 2004, company-owned sales centers had an average inventory of 11 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories and currently have no outstanding debt.

     Our company-owned retail centers employ salespersons who are compensated through a combination of salary and commission. Retail centers do not have administrative staffs, as we perform most administrative functions at our corporate headquarters.

     Warranties. We provide a limited warranty to original retail purchasers of our homes. We warrant structural components for 12 months. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and certain other components are warranted by their original manufacturer for various lengths of time.

Financing

     Wholesale Financing. In accordance with manufactured housing industry practice, approximately 37% of our wholesale sales are to independent retailers who finance a portion of their home purchases through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. We estimate that our potential obligations under such repurchase agreements were approximately $19.7 million as of March 31, 2004. During fiscal 2002, 2003 and 2004, we incurred net expenses under these repurchase agreements totaling approximately $316,000, $0 and $0, respectively.

     Consumer Financing. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry:

•	chattel (or home-only) loans for purchasers of a home with no real estate involved; and

•	real estate loans for purchasers of the home and the land on which the home is placed.

     Loose credit standards for home-only loans in the mid-1990s contributed to the recent high number of industry repossessions. During the past three years, a number of home-only lenders have exited the market. The remaining lenders have tightened their credit standards and increased their interest rates, which has reduced the volume of new loans.

     Beginning in the late 1990s, the number of manufactured housing purchases financed with real estate loans has increased significantly. There are two types of mortgage loans: conforming and non-conforming. Conforming loans conform to requirements imposed by FHA, VA, Freddie Mac and Fannie Mae. Generally, conforming loans require foundations installed in accordance with specified Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which does not require a specific foundation type and may have more flexible criteria.

     In January 2002, Texas House Bill 1869 was enacted, amending the Texas Manufactured Housing Standards Act to establish financing and acquisition procedures for retailers and consumers of manufactured homes and to provide for notification to consumers of their responsibilities before purchasing a manufactured home. The bill required, among other things, that all manufactured homes that are acquired with third-party financing in Texas, other than those placed in manufactured home rental communities or on a lot that is not titled in the name of the consumer under a deed or contract for sale, be financed with conventional financing covering both the land and home. While this legislation was subsequently repealed in September 2003, chattel financing in Texas was significantly curtailed and has not recovered.

Competition

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. We compete with other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.

     In addition to us, there are a number of other manufacturers competing for a significant share of the manufactured housing market in the Arizona, California and New Mexico areas, including Palm Harbor Homes, Inc., Fleetwood Enterprises, Inc., Clayton Homes, Inc., Oakwood Homes Corporation, Champion Enterprises, Inc., Chariot Eagle Homes and Karsten Homes. Clayton Homes, Inc. and Oakwood Home Corporation were recently acquired by Berkshire Hathaway Inc. We believe that our business (based on retail sales) accounted in 2003 for an approximate 32% share of the Arizona market area, an approximate 9% share of the New Mexico market area, an approximate 7% share of the California market area and smaller shares of market areas in the other states in which we do business. We do not view any of our competitors as being dominant in the industry as a whole or the principal markets in which we compete, although a number of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources than us.

Government Regulation

     Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our manufacturing facilities and the plans and specifications of our manufactured homes have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model homes are not subject to HUD regulations, but we believe that our park model homes meet all present standards of the American National Standards Institute.

     Manufactured and site-built homes are all typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency, or EPA, and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.

     The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

     We have leased space for our manufacturing facility in Goodyear, Arizona from the Loral Corporation (and Loral’s successor-in-interest Lockheed Martin Corporation) since 1993. The leased premises are part of what is referred to as the South Site of the Phoenix Goodyear Airport Superfund Site, which was designated as a National Priorities List, or NPL, site under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act in 1983. The reason for the site’s NPL designation was because of extensive soil and groundwater contamination (trichloroethylene or TCE, chromium and cadmium) that resulted from historic manufacturing activities of the Goodyear Tire and Rubber Company and the Department of Defense.

     The South Site of the Phoenix Goodyear Airport Superfund Site is being investigated and remediated by the Goodyear Tire and Rubber Company and Lockheed Martin Corporation pursuant to a consent decree executed with the United States Environmental Protection Agency, or EPA. In 1999, the Goodyear Tire and Rubber Company completed its cleanup of contaminated soils. Since then, its efforts have focused on pumping and treating contaminated groundwater. Although health exposure concerns have been raised by former employees of the Unidynamics Corporation who worked on the North Site of the Phoenix Goodyear Airport Superfund Site, the State of Arizona determined in 2000 that there is “no apparent public health hazard” associated with the North Site. Similar concerns have not been raised with respect to the South Site.

     Our lease with Lockheed Martin Corporation specifically refers to the consent decree with the EPA and provides that as between Lockheed Martin Corporation and us, Lockheed Martin Corporation will be responsible for any liabilities resulting from the existing contamination at the site and that Lockheed Martin Corporation will indemnify us for such liabilities.

     During the eleven years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation or investigation of the site. We do not have any underground storage tanks at our Goodyear, Arizona facility.

     Our manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect our ability to sell homes for installation in communities where they are in effect.

     A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulations which must be complied with by the retailer or other person installing the home.

     Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the act must be included in a single easy-to-read document that is generally made available prior to purchase. The act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the act can be the subject of an action in federal court in which consumers may be able to recover attorneys’ fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states, including Arizona and New Mexico, require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

     Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines, the entry of injunctions or both. Although we believe that our operations are in substantial compliance with the requirements of all applicable laws and regulations, these requirements have generally become more strict in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Employees

     As of March 31, 2004, we had approximately 1,200 employees. None of our employees are represented by a labor union. We have not experienced any labor-related work stoppages and believe that our relationship with our employees is good.

Risk Factors

     The ownership of our common stock involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in this Annual Report. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

Risks Related to Our Business

We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future

     Although we generated income from continuing operations during the past three fiscal years, we incurred net losses of $27.3 million, $1.4 million and $4.5 million in fiscal 2001, 2002 and 2003, respectively. The loss for fiscal 2001 reflected, among other things, write-offs of $9.5 million of goodwill related to the acquisition of our retail operations, charges of $6.5 million related to the idling of manufacturing facilities in Texas and New Mexico, a write-down of $1.5 million related to retail inventories and goodwill amortization of $3.4 million. The loss for fiscal 2003 reflected, among other things, a $2.7 million write-down of the value of property, plant and equipment of our retail operations, a $2.2 million charge to write down the value of our Texas manufacturing facility and a $2.2 million charge to write down retail inventories. The net losses for these years were attributable in substantial part to the recent downturn affecting the manufactured housing industry, which is discussed in detail below. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, as well as the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.

We operate in an industry that is currently experiencing a prolonged and significant downturn

     Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector, higher interest rates on home-only loans and generally unfavorable economic conditions. These factors have resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.

     As a result of the foregoing factors, based on industry data, we estimate that approximately 52% of all industry retail locations have closed since 1999 and that industry manufacturers have closed approximately 124 manufacturing facilities, representing approximately 38% of the industry’s manufacturing facilities.

     We expect that the current industry downturn is likely to continue, at least in the near term. The availability of consumer financing for the purchase of manufactured homes continues to be constrained, as discussed below. In addition, the large number of repossessed homes being offered for sale continues to have an adverse impact on demand for new manufactured homes. Although it is difficult to predict future industry conditions, these factors tend to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.

     If the current industry downturn gets materially worse, we may incur operating and net losses, and may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset impairment charges and goodwill impairment charges.

A write-off of all or part of our goodwill could adversely affect our operating results and net worth

     A substantial portion of our total assets at March 31, 2004 consisted of goodwill, all of which is attributable to our manufacturing operations. In particular, goodwill, net of accumulated amortization, accounted for approximately 52% of our total assets at March 31, 2004. Effective in fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our consolidated financial statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.

The cyclical nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality to continue in the future

     The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	the availability of consumer financing for homebuyers;

•	the availability of wholesale financing for retailers;

•	consumer confidence;

•	interest rates;

•	demographic and employment trends;

•	income levels;

•	housing demand;

•	general economic conditions, including inflation and recessions; and

•	the availability of suitable homesites.

As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical downturns in the manufactured housing market.

Our liquidity and ability to raise capital may be limited

     From 1998 through June of 2003, our operations were funded principally through intercompany borrowings from Centex. Centex is a company with investment grade credit ratings that has access to a wide variety of credit sources. We no longer have access to funding provided by Centex.

     We may need to obtain additional debt or equity financing in the future. The type, timing and terms of the financing selected by us will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. There can be no assurance that any of these sources will be available to us at any time or that they will be available on satisfactory terms.

Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market

     Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and caused our sales to decline. In addition, most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance Corp., filed for bankruptcy protection and ceased its lending activities. In May 2004, JP Morgan Chase Bank, the lender with the largest loan origination volume in the home-only financing market, announced it was ceasing its manufactured housing lending activities. If home-only financing were to become further curtailed or unavailable, we would expect to experience further retail and manufacturing sales declines.

The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits

     Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. During the past five years, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry’s wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco’s exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry’s wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. There are currently three national lending institutions that specialize in providing wholesale floor plan financing to manufactured housing retailers. Reduced availability of floor plan lending may affect the inventory levels of our independent retailers, their number of retail sales centers and related wholesale demand, and may also have an adverse effect on our access to capital on an ongoing basis.

We have contingent repurchase obligations related to wholesale financing provided to industry retailers

     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 months). We estimate that our potential obligations under such repurchase agreements were approximately $19.7 million as of March 31, 2004. During fiscal 2002, fiscal 2003 and fiscal 2004, we incurred net expenses under these repurchase agreements totaling approximately $316,000, $0 and $0, respectively. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions

     The manufactured housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. In addition, our homes compete with repossessed homes that are offered for sale in our markets. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. The ability to offer consumer finance and insurance products may provide some competitors with an advantage. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our retail sales and wholesale shipments could be reduced. As a result, our growth could be limited.

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline

     During fiscal 2004, approximately 94% of our wholesale shipments of manufactured homes were made to independent retail locations in the United States. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.

The manufactured housing industry is seasonal, and this causes our results of operations to fluctuate

     The manufactured housing industry is generally seasonal. In states other than Arizona, sales during the period from March to November are higher than in other months. As a result, our operating results tend to fluctuate on a seasonal basis, with less favorable conditions prevailing in the winter months.

Our results of operations can be adversely affected by the pricing and availability of raw materials

     Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Four of the most important raw materials used in our operations, wood and wood products, gypsum wallboard, steel and insulation, have experienced significant price increases in recent periods. Although we have not experienced any severe or prolonged shortage of such building materials to date, there can be no assurance that sufficient supplies of wood and wood products, gypsum wallboard, steel and insulation, as well as other raw materials, will continue to be available to us on satisfactory terms.

If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected

     Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not achieve widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our sales could decline and our business, results of operations and financial condition could be adversely affected.

The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations

     We are dependent to a significant extent upon the efforts of our executive officers, particularly Joseph H. Stegmayer, our Chief Executive Officer, David L. Blank, our Vice President of Operations, and Sean K. Nolen, our Chief Financial Officer. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key man life insurance for any of our executive officers.

We have a limited operating history as an independent company

     Prior to June 30, 2003, our manufactured housing business had operated as a wholly-owned subsidiary of Centex. Accordingly, our management team does not have any recent experience in operating our company as an independent public company. We are now an independent public company and have no affiliation with Centex. Our ability to satisfy our obligations and achieve or maintain profitability is solely dependent upon the future performance of our business, and we will not be able to rely upon the financial and other resources of Centex. In addition, our management team will need to comply with the numerous regulatory and other requirements applicable to independent public companies, including requirements relating to corporate governance, listing standards and securities and investor relations issues.

You may have difficulty evaluating our business, as our historical financial information may not be representative of what our results of operations would have been if we had been an independent company

     Our historical financial statements included in this Annual Report may not reflect the results of operations, financial condition and cash flows that would have been achieved by our company had we been operated independently prior to June 30, 2003. We have not made adjustments to this information to reflect changes that will or may occur in our cost structure, funding and operations as a result of being an independent public company. Among other things, our historical financial statements may not reflect the costs to us of borrowing funds as a stand-alone entity, additional compensation costs or the costs of complying with laws and regulations applicable to public companies.

We could be responsible for certain tax liabilities if the Internal Revenue Service challenges the tax-free nature of the distribution

     Centex received a private letter ruling from the Internal Revenue Service to the effect that the distribution of shares of Cavco common stock to stockholders of Centex will be tax-free to its stockholders, except to the extent that cash is received in lieu of fractional shares, and that Centex will generally not recognize income, gain or loss for federal income tax purposes as a result of the distribution. The ruling is based on current law and is subject to the accuracy of certain representations made by Centex in its request for the private letter ruling and certain assumptions regarding Centex and us that are described in the ruling.

     Although Centex and we are not aware of any facts or circumstances that would cause the representations made by Centex in its request for the private letter ruling or the assumptions on which the ruling is based to be materially incorrect, no assurance can be given in this regard. If any of these representations or assumptions were to prove to be materially incorrect, and the Internal Revenue Service were to challenge the tax-free nature of the distribution, it is possible that the distribution could be held to be a distribution taxable as a dividend by Centex of our common stock to the stockholders of Centex for federal income tax purposes.

     If the distribution were held to be a taxable distribution, Centex would be subject to tax to the extent that the fair market value of our common stock exceeds the adjusted tax basis of Centex in our common stock at the time of the distribution. In addition, each holder of Centex common stock who received shares of our common stock in the distribution would generally be treated as having received a taxable dividend in an amount equal to the fair market value of our common stock received at the time of the distribution (assuming that Centex has current or accumulated earnings and profits equal to the total value of the distribution).

     Pursuant to the tax sharing agreement entered into between us and Centex, we have agreed, in certain circumstances, to indemnify Centex against any tax liability that is incurred as a result of the failure of the distribution to qualify as a tax-free transaction. If we are required to make this payment and the amount is significant, the payment could have a material adverse effect on our financial condition and results of operations.

Events could result in significant tax liability

     Under United States federal income tax laws, even if the distribution qualifies for tax-free treatment, Centex may nevertheless be subject to tax if acquisitions or issuances of either our common stock or Centex stock following the distribution cause the stockholders of Centex (determined as of the effective time of the distribution) to subsequently own less than a majority of outstanding shares of either Centex or us. In particular, this tax will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the distribution. For this purpose, any acquisitions or issuance of Centex stock or our stock within two years before or after the distribution are presumed to be part of such a plan, although this presumption may be rebutted. If the subsequent acquisitions or issuance of either the stock of Centex or our stock triggers this tax, Centex will be subject to tax on the gain that would have resulted from a sale of our stock distributed in the distribution. Because of this, pursuant to a tax sharing agreement between us and Centex, we have agreed that we will not liquidate, merge or consolidate with any other entity within two years of the distribution, dispose of a substantial portion of our assets within two years of the distribution, or take any other action which would cause the distribution to fail to qualify as a tax-free transaction. In addition, we are obligated in certain circumstances to indemnify Centex against any losses or expenses incurred by Centex in the event any such tax is imposed by the Internal Revenue Service.

We may be required to satisfy certain indemnification obligations to Centex, or may not be able to collect on indemnification rights from Centex

     We have entered into a distribution agreement with Centex in connection with the distribution, which agreement allocates responsibility between Centex and us for various liabilities and obligations. For example, the distribution agreement provides that we and Centex will agree to indemnify one another against claims arising with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. The principal purpose for our indemnification obligations is to provide assurance to Centex that we will bear all liabilities arising from the Cavco business and associated assets. Our ability to satisfy any such indemnification obligations will depend upon the future financial strength of our company. At the present time, although we cannot determine the amount for which we may be obligated to indemnify Centex, we do not believe that the amount of our potential indemnification obligations is likely to be material. We also cannot assure you that we will be successful in collecting on any indemnification obligations that may be owing to us by Centex. If we or Centex were unable to fund or collect on these indemnification obligations, our financial condition and results of operations could be adversely affected.

Certain provisions of our organizational documents could delay or make more difficult a change in control of our company

     Certain provisions of our restated certificate of incorporation and restated bylaws could delay or make more difficult transactions involving a change of control of our company, and may have the effect of entrenching our current management or possibly depressing the market price of our common stock. For example, our restated certificate of incorporation and restated bylaws authorize blank series preferred stock, establish a staggered board of directors and impose certain procedural and other requirements for stockholder proposals. Furthermore, the fact that income taxes could be imposed as a result of ownership changes occurring in conjunction with the distribution may have the effect of delaying or making more difficult certain transactions involving a change of control of our company.

We do not expect to pay dividends on our common stock

     We do not expect to pay any dividends on our common stock in the foreseeable future. The payment of dividends to our stockholders is subject to the discretion of our board of directors, and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws. In addition, the terms of our credit facility with Bank One limit our ability to pay dividends and make other distributions.

Volatility of Stock Price

     The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include:

•	the perceived prospects of our business and the manufactured housing industry as whole;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes affecting the availability of financing in the wholesale and consumer lending markets;

•	actions or announcements by competitors;

•	changes in the regulatory environment in which we operate; and

•	changes in general economic or market conditions.

     In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Requirements of the Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the company regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on the company’s internal controls over financial reporting and for our registered public accountant to attest to this report. Currently, we anticipate we will be required to comply with Section 404 for our fiscal year ending March 31, 2005. We are currently devoting substantial time and will incur substantial costs during fiscal 2005 to ensure compliance. There can be no assurance that we will be successful in complying with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements which could affect the ability of our auditors to issue an unqualified report.

ITEM 2. PROPERTIES

     We currently own or lease and operate three manufacturing facilities in the Phoenix, Arizona area. Except in the case of the Litchfield plant, we own the land on which these facilities are located. We also own substantially all of the machinery and equipment used at these facilities. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used.

     The following table sets forth certain information with respect to our active manufacturing facilities:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Litchfield plant — Goodyear, Arizona (1)	1993	Leased	203,000
Durango plant — Phoenix, Arizona	1978	Owned	79,000
Specialty plant — Phoenix, Arizona	1972	Owned	94,000

(1)	This lease expires in January 2008 and the Company has an option to extend it for 5 additional years to January 2013.

     Our company-owned retail centers generally range in size from one acre to 5 acres. All of these locations are leased by us. Over the next 12 months, we plan to dispose of or close more than one-half of our remaining company-owned retail centers. The following table sets forth our 18 current company-owned retail centers by location.

Lease Term
Location	Expiration
Avondale, AZ	April 30, 2006
Marana, AZ	November 30, 2008
Mesa, AZ	November 30, 2004
Tucson, AZ	Month-To-Month
Tucson, AZ	February 17, 2005
Yuma, AZ	February 17, 2005
Fort Collins, CO	August 18, 2004
Bossier City, LA (1)	December 30, 2006
Opelousas, LA (2)	February 25, 2007
Albuquerque, NM	June 30, 2005
Austin, TX	August 15, 2005
Bastrop, TX (2)	January 31, 2006
Buda, TX	November 14, 2004
Kaufman, TX (2)	December 10, 2005
New Braunfels, TX (2)	September 30, 2008
Porter, TX (2)	April 30, 2009
Wills Point, TX (2)	January 31, 2006
Spring, TX (2)	May 31, 2005

(1)	Disposed of after March 31, 2004

(2)	The Company has early termination options ranging from 3 to 6 months for these leases.

     We also lease approximately 22,000 square feet of office space in Phoenix, Arizona for our corporate headquarters. Our corporate headquarters lease is scheduled to expire in 2006.

ITEM 3. LEGAL PROCEEDINGS

     We are party to certain legal proceedings that arise in the ordinary course of business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. In our judgment, none of these proceedings is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock began trading on the NASDAQ National Market under the symbol “CVCO” on July 1, 2003 following its spin-off from Centex Corporation. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NASDAQ for the Company’s common stock.

	Closing Sales Price
	High	Low
Year ended March 31, 2004
Fourth Quarter	$39.80	$23.60
Third Quarter	24.20	21.52
Second Quarter	21.43	17.96
First Quarter	N/A	N/A

     As of May 7, 2004, the Company had approximately 1,184 shareholders of record and approximately 10,000 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.

     We do not expect to pay any dividends on our common stock in the foreseeable future. The payment of dividends to our stockholders is subject to the discretion of our board of directors, and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws. In addition, the terms of our credit facility with Bank One limit our ability to pay dividends and make other distributions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data regarding Cavco Industries, Inc. and its subsidiary for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The selected consolidated financial data as of March 31, 2002, 2003 and 2004 and for the fiscal years ended March 31, 2001, 2002, 2003 and 2004 were derived from the audited consolidated financial statements of Cavco Industries, Inc. and its subsidiary. The selected consolidated financial data as of March 31, 2000 and 2001 and for the fiscal year ended March 31, 2000 were derived from unaudited consolidated financial statements of Cavco Industries, Inc. and its subsidiary.

	Year Ended March 31,
	2000	2001	2002	2003	2004
		(In thousands, except per share data)
Income Statement Data:
Net sales	$118,469	$95,480	$95,728	$110,037	$128,857
Cost of sales	90,120	77,792	80,429	90,683	106,230

Gross profit	28,349	17,688	15,299	19,354	22,627
Selling, general and administrative expenses	14,744	14,370	11,535	12,200	13,583
Impairment charges	—	9,496	—	—	—
Goodwill amortization	3,416	3,416	—	—	—

Income (loss) from operations	10,189	(9,594)	3,764	7,154	9,044
Interest income (expense), net	341	(1,073)	(655)	(344)	233

Income (loss) from continuing operations before income taxes	10,530	(10,667)	3,109	6,810	9,277
Income tax expense	—	—	—	—	(3,054)

Income from continuing operations	10,530	(10,667)	3,109	6,810	6,223
Loss from discontinued manufacturing operations	(785)	(11,235)	(1,777)	(3,404)	—
Loss from discontinued retail operations	(2,804)	(5,367)	(2,768)	(7,951)	(73)

Net income (loss)	$6,941	$(27,269)	$(1,436)	$(4,545)	$6,150

Net income per share:
Basic					$1.96

Diluted					$1.95

Weighted average shares outstanding:
Basic					3,130,591

Diluted					3,155,906

Pro Forma Data (unaudited):
Income (loss) from continuing operations	$10,530	$(10,667)	$3,109	$6,810	$9,277
Pro forma income tax (expense) benefit (1)	(4,212)	4,267	(1,244)	(2,724)	(3,711)

Pro forma net income (loss) from continuing operations	$6,318	$(6,400)	$1,865	$4,086	$5,566

Pro forma weighted average common shares outstanding (basic) (2)	3,089,269	3,089,269	3,089,269	3,089,269	3,130,591

Pro forma net income (loss) per share from continuing operations (basic)	$2.05	$(2.07)	$0.60	$1.32	$1.78

Pro forma weighted average common shares outstanding (diluted)	3,089,269	3,089,269	3,089,269	3,089,269	3,155,906

Pro forma net income (loss) per share from continuing operations (diluted)	$2.05	$(2.07)	$0.60	$1.32	$1.76

Other Data:
Depreciation-continuing operations	$889	$949	$1,202	$1,167	$1,163

Capital expenditures-continuing operations	$1,023	$1,191	$7,465	$373	$222

	Year Ended March 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Balance Sheet Data:
Cash	$—	$—	$—	$—	$30,775
Restricted cash	5,272	1,888	1,148	2,275	827
Accounts receivable	8,226	8,836	3,834	5,264	6,479
Inventories	10,730	10,214	8,302	6,861	7,995
Prepaid expenses and other current assets	1,094	834	679	640	1,701
Deferred income taxes	—	—	—	—	3,570
Receivable from Centex (3)	—	—	—	12,224	—
Retail assets held for sale	20,045	15,788	17,459	7,841	2,941
Manufacturing assets to be distributed to Centex	12,197	10,200	8,365	—	—

Total current assets	57,564	47,760	39,787	35,105	54,288
Property, plant and equipment — net	4,329	4,415	9,957	9,161	8,220
Goodwill	80,258	67,346	67,346	67,346	67,346

Total assets	$142,151	$119,521	$117,090	$111,612	$129,854

Total current liabilities	$43,133	$26,597	$24,111	$19,266	$25,091
Deferred income taxes	—	—	—	—	6,830
Long-term debt, less current portion	3,915	3,575	3,460	—	—
Funding provided by Centex (3)	9,425	30,940	32,546	—	—
Total stockholders’ equity	85,678	58,409	56,973	92,346	97,933

Total liabilities and stockholders’ equity	$142,151	$119,521	$117,090	$111,612	$129,854

     The selected consolidated financial data set forth above includes the accounts of Cavco Industries, Inc. and its wholly-owned subsidiary, CRG Holdings, LLC. Effective June 30, 2003, Cavco Industries, LLC, the company’s predecessor, was merged into Cavco Industries, Inc. and 100% of the outstanding shares of its common stock was distributed to the stockholders of Centex. Upon this distribution, Cavco Industries, Inc. became a separate public company. Stockholders’ equity has been presented assuming the merger had occurred at the beginning of each fiscal year presented. Pro forma data for each fiscal year also gives effect to the distribution as if it had occurred at the beginning of the fiscal year.

     The selected consolidated financial data and pro forma data set forth above may not be indicative of our future performance and do not necessarily reflect what our consolidated financial position and consolidated results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

(1)	Represents the tax (expense) benefit assumed to be incurred, at an effective tax rate of 40%, if we had been a taxable entity during the applicable period.

(2)	Represents the number of shares of our common stock distributed to the stockholders of Centex. There were no dilutive securities outstanding prior to April 1, 2003.

(3)	Represents funding provided by Centex arising from various transactions between Centex and us. In anticipation of the distribution, Centex contributed the net amount of the funding obligation through March 31, 2003, as well as an additional amount required to increase our tangible net worth to $25.0 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Cavco Industries, Inc. is the largest producer of manufactured homes in Arizona and 12th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2002 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers. As of March 31, 2004, the Company operated three homebuilding facilities located in Arizona and 18 Company-owned sales centers in five states. Homes produced by the Company are also sold through a network of 379 independent retail outlets in 17 states.

     Effective June 30, 2003, Cavco Industries, LLC, the Company’s predecessor, was merged into Cavco Industries, Inc. and 100% of the outstanding shares of its common stock was distributed to the stockholders of Centex. Upon this distribution, Cavco Industries, Inc. became a separate public company. Unless the context otherwise requires, all financial information contained in this section gives effect to the reorganization as if it had occurred prior to the date of such financial information.

Industry and Company Outlook

     During much of the 1990s, the manufactured home industry expanded significantly with the number of retail dealerships, retail inventory levels, manufacturing capacity, wholesale shipments and overall competition increasing. According to the Manufactured Housing Institute, wholesale shipments increased from 171,000 homes in 1991 to a peak of 373,000 homes in 1998. One of the major contributing factors to this expansion was the level and availability of retail and wholesale financing.

     Beginning in 1999, consumer lenders began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. Certain consumer lenders in the traditional chattel (home-only) lending sector exited the market and rates for these home-only loans increased. Although a portion of the home-only loans have been replaced by land/home financing that generally provides more competitive credit terms to the retail buyer of manufactured housing, the effort, time and expense associated with closing land/home transactions is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been one of the largest states for consumer purchases of manufactured housing, enacted a law that further restricted the availability of financing. While this legislation was subsequently repealed, chattel financing in Texas was significantly curtailed and has not recovered. In addition to the changing environment in retail lending, some of the wholesale lenders providing floor plan financing to dealers have exited the industry. During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender and consumer lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. Lastly, competition from sales of repossessed homes has negatively impacted retail sales of new homes. We estimate that approximately 90,000 repossessed homes were resold in each of the last three years. These factors have ultimately resulted in a prolonged and significant downturn in the manufactured housing industry since mid-1999 which has resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.

     As a result of the foregoing factors, based on industry data, we estimate that approximately 52% of all industry retail locations have closed since mid-1999 and that industry manufacturers have closed approximately 124 manufacturing facilities, representing approximately 38% of the industry’s manufacturing facilities. In addition, we estimate that inventories of new manufactured homes in the retail marketplace declined by approximately 56% from June 1999 to January 2004. According to data reported by MHI, wholesale shipments declined by 22.0% to 131,000 units for 2003. This followed declines of 12.8%, 22.9% and 28.1% for 2002, 2001, and 2000, respectively. The principal regional markets in which we participate have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 48% from 1998 to 2003. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 77% and 76%, respectively, during the same period.

     In response to these industry conditions, we closed our New Mexico and Texas manufacturing facilities during fiscal 2001. In connection with these plant closures, we recorded impairment charges totaling $6.5 million. Due to the continuation of negative industry conditions through fiscal 2003, as well as the adverse legislation in Texas, we initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As a result, we recorded impairment charges of $2.7 million to write down retail-related property, plant and equipment to its fair value during fiscal 2003 and a charge of $2.2 million to record retail inventories at their market value. As of March 31, 2004, we have a total of 18 Company-owned retail outlets, located primarily in Texas and Arizona. We disposed of 8 of our Company-owned sales retail outlets in fiscal 2004, and we expect to dispose of or close more than half of our remaining outlets during the next 12 months. We expect that the costs of closing these outlets, including leasehold termination and severance costs, will be less than $500,000 in fiscal 2005. The disposition or closure of these retail outlets will reduce future operating losses from our retail operations and will provide cash through the liquidation of their inventory that can be redeployed to more profitable operations. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as the majority of these outlets do not sell products manufactured by our manufacturing facilities. In anticipation of the distribution, the Company distributed to Centex its ownership interest in its idled manufacturing facilities in New Mexico and Texas during fiscal 2003. We recorded an impairment charge of $2.2 million to record the Texas manufacturing facility at its estimated fair value prior to its distribution to Centex. See “Discontinued Manufacturing Operations” below for additional discussion.

     Although we believe the closures, sales and distribution to Centex described above should improve our prospects of generating operating earnings and positive cash flow, we will continue to evaluate industry conditions and operating performance to determine if adjustments to our strategic direction are warranted. The availability of consumer financing for the retail purchase of manufactured homes and floor plan financing for the wholesale purchase of manufactured homes continues to be constrained. In addition, the large number of repossessed homes that are being offered for sale continues to have an adverse impact on demand for new manufactured homes. Although it is difficult to predict future industry conditions, these factors tend to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.

Results of Operations
(Dollars in thousands)

     The following table summarizes certain financial and operating data for fiscal 2002, fiscal 2003 and fiscal 2004.

	Year Ended March 31,
	2002	2003	2004
Statement of Operations Data:
Net sales
Manufacturing	$96,450	$106,833	$123,036
Retail	11,375	15,059	15,362
Less: Intercompany	(12,097)	(11,855)	(9,541)

Total net sales	95,728	110,037	128,857
Cost of sales	80,429	90,683	106,230

Gross profit	15,299	19,354	22,627
Selling, general and administrative expenses	11,535	12,200	13,583

Income from operations	3,764	7,154	9,044
Interest income (expense)	(655)	(344)	233

Income from continuing operations before income taxes	3,109	6,810	9,277
Income tax expense	—	—	(3,054)

Income from continuing operations	3,109	6,810	6,223
Loss from discontinued manufacturing operations	(1,777)	(3,404)	—
Loss from discontinued retail operations	(2,768)	(7,951)	(73)

Net income (loss)	$(1,436)	$(4,545)	$6,150

Pro Forma Data (unaudited):
Income from continuing operations	$3,109	$6,810	$9,277
Pro forma income tax expense	(1,244)	(2,724)	(3,711)

Pro forma net income from continuing operations	$1,865	$4,086	$5,566

Other Data:
Floor shipments — manufacturing	5,463	5,816	6,223

Home shipments — manufacturing	3,186	3,375	3,646

Home shipments — retail	184	256	200

Depreciation	$1,202	$1,167	$1,163

Capital expenditures	$7,465	$373	$222

Fiscal 2004 Compared to Fiscal 2003

     Net Sales. Total net sales increased 17.1% to $128,857 in fiscal 2004 from $110,037 in fiscal 2003.

     Manufacturing net sales increased 15.2% to $123,036 in fiscal 2004 from $106,833 in fiscal 2003. This increase was primarily attributable to the trend toward larger homes with more amenities and a higher volume of homes sold. The increase in homes sold was the result of our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and increased sales of specialty products in new and existing markets. Total homes sold during fiscal 2004 increased 8.0% to 3,646 wholesale shipments versus 3,375 last year and the average wholesale sales price per home increased 6.6% to $33,745 versus $31,654 last year.

     Retail net sales increased slightly to $15,362 in fiscal 2004 from $15,059 in fiscal 2003. This increase in sales was primarily due to one new retail sales center added during fiscal 2004.

     Gross Profit. Gross profit as a percent of sales was 17.6% for both fiscal 2004 and fiscal 2003. Gross profit increased 16.9% to $22,627 in fiscal 2004 from $19,354 in fiscal 2003. While gross profit as a percent of sales benefited from the efficiencies of increased production, this positive impact was offset by increased material costs and increased labor costs due to building more complex and diverse products. The increase in gross profit was due to the overall increase in sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13,583 or 10.5% of net sales for fiscal 2004 versus $12,200 or 11.1% of net sales for fiscal 2003, an increase of 11.3% or $1,383. This increase was primarily attributable to the incremental costs related to being a stand-alone public company. In addition, fiscal 2004 includes increased selling costs as we expanded our marketing efforts to identify additional distribution opportunities and a $300 charge for accrued lease costs related to vacated corporate office space.

     Interest Expense. Interest income in fiscal 2004 represents income earned on unrestricted cash. In anticipation of the distribution noted above, all of our outstanding third party debt was repaid and the intercompany debt owed to Centex was contributed to capital prior to March 31, 2003. As a result, we have not incurred any interest expense in fiscal 2004. Although any future indebtedness would likely have interest rates higher than the rates we have paid on funding provided by Centex, we anticipate having sufficient resources to fund our operations over the next twelve months without having to incur any significant indebtedness. Therefore, we do not anticipate an increase in interest expense in fiscal 2005.

     Income Taxes. The effective income tax rates for the period from July 1, 2003 to March 31, 2004 approximated our combined statutory rate of 40%. Prior to the distribution on June 30, 2003, we were incorporated in the consolidated Federal income tax return of Centex. Therefore, income taxes were not provided for by us as we had agreed with Centex that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. We were a disregarded entity for Federal income tax purposes and therefore, on a stand-alone basis would not be subject to Federal income taxes. As a result of the distribution described above, proforma tax amounts for all periods prior to the date of the distribution have been presented on the face of the statements of operations as if we were a stand-alone taxable entity. Proforma income tax expense (benefit) is calculated based on a combined statutory rate of 40%.

     Discontinued Manufacturing Operations. In anticipation of the distribution, we distributed to Centex our ownership interest in our idled manufacturing facilities in New Mexico and Texas during fiscal 2003 and these operations are classified as discontinued. Because we no longer own or operate these facilities, there were no results of operations during fiscal 2004. The loss from discontinued manufacturing operations for fiscal 2003 includes an impairment charge of $2,215 to record the Texas manufacturing facility at its estimated fair value prior to its distribution to Centex and operating losses related to these plants of $1,189.

     Discontinued Retail Operations. We initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2004, we have a total of 18 Company-owned retail outlets, located primarily in Texas and Arizona. We disposed of 8 of our Company-owned retail outlets in fiscal 2004 and we expect to dispose of or close more than half of our remaining outlets during the next 12 months. Because we believe it is probable that the assets of the retail sales centers to be disposed of will be sold within one year, these assets are classified as held for sale and the operations of these retail sales centers are classified as discontinued operations. The loss from discontinued retail operations for fiscal 2004 primarily represents accrued lease costs related to one of the retail locations we closed during the year. There were no operating losses for fiscal 2004 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. In fiscal 2004, the retail sales centers classified as discontinued operations generated sales of $20.9 million versus $27.9 million in fiscal 2003. The loss from discontinued retail operations for fiscal 2003 includes an impairment charge of $2,691 to write down property, plant and equipment to its fair value and a charge of $2,200 to record retail inventories at their market value. The operating losses related to these sales centers were $3,060 for fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

     Net Sales. Total net sales increased 14.9% to $110,037 in fiscal 2003 from $95,728 in fiscal 2002.

     Manufacturing net sales increased 10.8% to $106,833 in fiscal 2003 from $96,450 in fiscal 2002. This increase was primarily attributable to higher volume of homes sold as a result of our efforts to expand our market share in Arizona and California and expansion of specialty products to markets different from those for traditional manufactured homes. Based on retail sales for Arizona as compiled by third party sources, we increased our market share to 28.9% for calendar 2002 from 24.5% for calendar 2001 despite a 10.9% decrease in total retail sales throughout the state. Total floors shipped increased 6.5% to 5,816 in fiscal 2003 from 5,463 in fiscal 2002. The average wholesale sales price per floor increased 4.0% to $18,369 from $17,655 due to trends toward larger homes with more options. There was no provision recorded against sales for potential repurchases in fiscal 2003 versus a provision of $316 for fiscal 2002. No provision was considered to be necessary based upon the absence of dealer defaults in fiscal 2003 and a reduction in the balance of outstanding dealer inventories. See “Business — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

     Retail net sales increased 32.4% to $15,059 in fiscal 2003 from $11,375 in fiscal 2002. This increase was primarily attributable to our efforts to expand financing alternatives for retail sales, particularly land/home financing.

     Gross Profit. Gross profit as a percent of sales increased to 17.6% for fiscal 2003 from 16.0% for fiscal 2002. Gross profit increased 26.5% to $19,354 in fiscal 2003 from $15,299 in fiscal 2002. The increase in gross profit as a percent of sales was primarily the result of trends toward larger homes with more options and our efforts to reduce warranty costs. Warranty expense decreased 12.1% to $5,805 for fiscal 2003 from $6,606 for fiscal 2002 due to our efforts to improve production quality, aggressively address customer issues and the continuation of our On-Site program initiated in fiscal 2000 to assist retailers with managing the home installation process. Gross profit increased due to the improved gross profit percentage and the overall increase in net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12,200 or 11.1% of net sales for fiscal 2003 versus $11,535 or 12.0% of net sales for fiscal 2002, an increase of 5.8% or $665. The overall increase is primarily from selling expenses associated with increases in net sales. This increase was partially offset by the results of our continuing efforts to reduce overhead costs.

     Interest Expense. Interest expense decreased 47.5% to $344 for fiscal 2003 from $655 for fiscal 2002. This decrease was due to lower interest rates charged on funding provided by Centex and lower average funding levels during fiscal 2003. As discussed more fully under “Liquidity and Capital Resources” below, all of our debt was either contributed to capital or repaid as of March 31, 2003.

     Income Taxes. We were incorporated in the consolidated federal income tax return of Centex prior to June 30, 2003. Therefore, income taxes were not provided for by us as we had agreed with Centex that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. We were a disregarded entity for Federal income tax purposes and therefore on a stand-alone basis would not be subject to federal income taxes. Pro forma income tax expense (benefit) is calculated based on a 40% effective rate.

     Discontinued Manufacturing Operations. In anticipation of the distribution, we distributed to Centex our ownership interest in our idled manufacturing facilities in New Mexico and Texas during fiscal 2003 and these operations are classified as discontinued. The loss from discontinued manufacturing operations for fiscal 2003 includes an impairment charge of $2,215 to record the Texas manufacturing facility at its estimated fair value prior to its distribution to Centex. The operating losses related to these plants decreased 33.1% to $1,189 for fiscal 2003 from $1,777 for fiscal 2002. The decrease in operating losses resulted from our efforts to minimize the ongoing carrying costs of these idled plants.

     Discontinued Retail Operations. During fiscal 2003, we initiated plans to dispose of or close more than two-thirds of our retail sales centers. Because we believe it is probable that the assets of the retail sales centers to be disposed of will be sold within one year, these assets are classified as held for sale and the operations of these retail sales centers are classified as discontinued operations. In fiscal 2003, the retail sales centers classified as discontinued operations generated sales of $27.9 million, as compared to sales of $15.1 million generated by the retail sales centers that are included in our continuing operations. The loss from discontinued retail operations for fiscal 2003 includes an impairment charge of $2,691 to write down property, plant and equipment to its fair value and a charge of $2,200 to record retail inventories at their market value. The operating losses related to these sales centers increased 10.5% to $3,060 for fiscal 2003 from $2,768 for fiscal 2002 primarily due to adverse legislation enacted in Texas that affected the form and structure of financing extended to Texas manufactured home consumers

Liquidity and Capital Resources

     Prior to the distribution on June 30, 2003, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. The net balance resulting from these transactions was included in our balance sheet as “Funding Provided by Centex.” There were no terms of settlement and interest accrued at Centex’s short-term blended cost of funds. In anticipation of the distribution, Centex contributed the net amount funded through March 31, 2003 as well as an additional amount to our capital to increase our tangible net worth to $25.0 million. The additional amount contributed was recorded as a receivable from Centex at March 31, 2003 and was paid in May 2003.

     As a result of the distribution, we are now responsible for funding our own operating needs and are no longer able to depend on Centex. Centex is a company with investment grade credit ratings that has access to a wide variety of credit sources. We no longer have access to funding provided by Centex.

     On September 17, 2003, we established a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of March 31, 2004, the amount available under the RLC was approximately $9.1 million of which $495 is reserved for an outstanding letter of credit issued for our workmen’s compensation insurance program. We have not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at our election of either the prime rate or the London Interbank Offered Rate plus 2.25% and the RLC expires on July 31, 2005.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit our ability to pay dividends, purchase treasury stock, pledge assets, incur additional indebtedness and make capital expenditures, and requires us to maintain certain defined leverage and debt service coverage ratios.

     We believe that cash on hand at March 31, 2004, together with cash flow from operations and cash to be provided by retail assets held for sale will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million credit facility with Bank One that can be used to supplement these sources of liquidity. However, depending on our operating results, we may need to seek alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the manufactured housing industry and general economic conditions outside of our control.

     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. The exit of these lenders has had an adverse effect on the manufactured housing industry and may impact the ability of our retailers to obtain financing for home purchases. In addition, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.

     Operating activities provided $18.8 million of cash during fiscal 2004 compared to providing $3.0 million of cash during fiscal 2003. Cash generated by operating activities in fiscal 2003 was primarily derived from operating income before non-cash charges, the liquidation of retail inventories and an increase in accounts payable and accrued expenses resulting from the timing of payments owed to vendors and various service providers. These amounts were partially offset by an increase in accounts receivable due to increased sales and an increase in prepaid insurance.

     Investing activities required the use of $222,000 of cash during fiscal 2004 compared to the use of $352,000 of cash during fiscal 2003. The cash used for investing activities during fiscal 2004 and fiscal 2003 was for normal recurring capital expenditures.

     Financing activities provided $12.2 million in cash in fiscal 2004 as a result of the final funding by Centex noted above. Financing activities required the use of $2.6 million of cash in fiscal 2003 principally due to prepayment of certain outstanding debt obligations encumbering our former New Mexico manufacturing facility.

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations at March 31, 2004, consisting of future payments under non-cancelable operating lease agreements. For additional information related to these obligations, see Note 10 to the consolidated financial statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Commitments for future payments under noncancelable operating lease commitments	$3,600	$1,306	$1,775	$519	$—

The following table summarizes our contingent commitments at March 31, 2004, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Note 10 to the consolidated financial statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
			(In thousands)
Repurchase obligations (1)	$19,658	$9,451	$10,207	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2004 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost of these contingent repurchase obligations was $316,000, $0 and $0 for fiscal 2002, 2003 and 2004, respectively.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts, warranty costs related to homes sold and the timing in which work orders are completed. We have a reserve for estimated warranties of $4.2 million and $4.6 million at March 31, 2003 and 2004, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

     Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. A significant portion of our sales are made to dealers located primarily in the southwestern United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a dealer’s default. The risk of loss under repurchase agreements is lessened by certain factors, including the following:

•	sales of our manufactured homes are spread over a relatively large number of independent dealers;

•	the price that we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 months); and

•	we have historically been able to resell homes repurchased from lenders.

     We review the aging of retail dealers’ inventory to estimate the amount of inventory subject to repurchase obligation. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased and consider individual dealers financial condition. The maximum amount for which we are contingently liable under such agreements approximated $19.7 million at March 31, 2004. Since mid-1999, the manufactured housing industry has been affected by three major challenges — retail financing availability, repossessions and retail inventory levels. The rapid growth in the number of retailers prior to the deterioration of retail financing has resulted in an imbalance between retail inventory levels and consumer demand. If retail financing were to significantly weaken further, the inventory imbalance could result in even greater price competition, gross margin deterioration and have an overall material adverse effect on our operating results. Although our practice of manufacturing only to order coupled with closely monitoring retail stocking levels has enabled us to continue to tightly manage inventories, we are unable to predict the impact on our results of operations and financial condition if industry conditions were to further deteriorate. We have a reserve for repurchase commitments of $2.0 million at both March 31, 2003 and 2004.

     Impairment of Long-Lived Assets. Since the latter part of 1999, we and the manufactured housing industry have experienced a downturn in business as discussed above. Due to deteriorating market conditions, during this time, we idled our New Mexico and Texas manufactured housing facilities and implemented plans to dispose of or close certain of our under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     Goodwill. We tests goodwill annually for impairment by reporting unit and record an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We generally utilize either quoted market values or a discounted cash flow methodology to test for impairment of goodwill. The results of discounted cash flow methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

     As of March 31, 2004, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2004. This analysis used the market value of our outstanding common stock which is primarily supported by our manufacturing operations and resulted in the conclusion that the goodwill was not impaired. The current year analysis further validated the analysis used at March 31, 2003 that used a discounted cash flow methodology with respect to the anticipated future cash flows of the manufacturing operations.

     In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely effect our operating results and net worth. See “Business — Risk Factors.”

Other Matters

     Related Party Transactions. During fiscal 2002, 2003, and 2004, we purchased raw materials of approximately $1.5 million, $3.0 million, and $3.5 million, respectively, from affiliates of Centex. These purchases have been at prices and on terms comparable to those that would be available in arm’s-length transactions. We expect to continue to purchase these materials on arm’s-length terms from these affiliates of Centex in the future. However, these materials are also readily available from other suppliers at market rates, and we are under no obligation to purchase these materials from current or former affiliates of Centex. During fiscal 2002 and 2003, we sold homes for approximately $1.0 million and $2.0 million, respectively, to an affiliate of Centex.

     Impact of Inflation. We believe that the relatively moderate rate of general inflation over the past several years has not had a significant impact on our sales or profitability, but can give no assurance that this trend will continue in the future. We generally have been able to increase our selling prices to offset increased costs. However, sudden increases in costs, such as those we are currently experiencing, as well as price competition, can affect our ability to increase our selling prices and adversely impact our results of operations. Therefore, we can give no assurance that inflation or the impact of rising material costs will not have a significant impact on our sales or results of operations in the future.

     Impact of Accounting Statements. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. These disclosure modifications are included in the notes to consolidated financial statements. In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not yet determined the methodology for calculating fair value and plans to issue an accounting standard that may become effective in 2005. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), which includes significant amendments to previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates for public entities. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 specifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that qualifying instruments be classified as liabilities in statements of financial position. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. In general, all statements contained in this information statement that are not historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “project,” “intend,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are included, for example, in discussions regarding:

•	the manufactured housing industry;

•	our financial performance and operating results;

•	our operational and legal risks;

•	how we may be affected by governmental regulations and legal proceedings;

•	the expected effect of certain risks and uncertainties on our business, financial condition and results of operations;

•	the distribution of our shares of common stock by Centex; and

•	our relationship with Centex after the distribution.

     All forward-looking statements are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed under the heading “Risk Factors” and elsewhere in this Annual Report. We expressly disclaim any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise. For all of these reasons, you are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements, the reports thereon, the notes thereto, and the supplementary data commencing on page F-1 of this report, which consolidated financial statements, reports, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures — The Company’s President/Chief Executive Officer and its Chief Financial Officer have reviewed the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c)), within 90 days of the filing of this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company’s periodic filings.

     Changes in Internal Controls — Since the date of the review, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For a description of the directors and executive officers of the Company, see “Election of Directors,” “Executive Officers and Principal Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2004, which are incorporated herein by reference.

     For disclosure regarding the Company’s Code of Ethics, see “Corporate Governance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2004, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     For a description of the Company’s executive compensation, see “Election of Directors,” “Executive Officers and Principal Stockholders,” “Executive Compensation” (other than the “Report of the Compensation Committee on Executive Compensation” and the “Performance Graph”), “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2004, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For a description of the security ownership of management and certain beneficial owners, see “Executive Officers and Principal Stockholders” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2004, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of certain relationships and related transactions of the Company, see “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2004, which are incorporated herein by reference.

ITEM 14 . PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For a description of principal accounting fees and services, see “Fee Disclosure” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2004, which are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

     Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

     All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 22, 2004, with respect to a press release announcing its fiscal third quarter net earnings for the quarter ended December 31, 2003.

(c)	Exhibits

Filed Herewith or
Exhibit Number	Exhibit	Incorporated by Reference

3.1	Restated Certificate of Incorporation of Cavco Industries, Inc. (“Cavco”)	Filed herewith

3.2	Amended and Restated Bylaws of Cavco	Filed herewith

10.1	Stock Incentive Plan of Cavco*	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003

10.2	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Filed herewith

Filed Herewith or
Exhibit Number	Exhibit	Incorporated by Reference

10.3	Employment Agreement, dated June 30, 2003, between Sean K. Nolen and Cavco*	Filed herewith

10.4	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Filed herewith

10.5	Credit Agreement dated September 17, 2003 between Bank One NA and Cavco	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

10.6	Amendment to Credit Agreement dated as of December 16, 2003 between Bank One NA and Cavco	Filed herewith

10.7	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks, dated June 30, 2003, between Centex Corporation (“Centex”) and Cavco	Filed herewith

10.8	Administrative Services Agreement, dated June 30, 2003, between Centex Service Company and Cavco	Filed herewith

10.9	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Filed herewith

10.10	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Filed herewith

21	List of Subsidiaries of Cavco	Filed herewith

23	Consent of Independent Auditors	Filed herewith

31.1	Certification of CEO - Rule 13a-14/15d-14	Filed herewith

31.2	Certification of CFO - Rule 13a-14/15d-14	Filed herewith

32.1	Certification of CEO - Section 906	Filed herewith**

32.2	Certification of CFO - Section 906	Filed herewith**

*       Management contract or compensatory plan or arrangement

**     These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cavco Industries, Inc.

Registrant

Date: May 24, 2004	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2004	/s/ Sean K. Nolen

Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Joseph H. Stegmayer	Chairman of the Board, Director and Principal Executive Officer	May 24, 2004

/s/ Steven G. Bunger	Director	May 24, 2004

/s/ Jacqueline Dout	Director	May 24, 2004

/s/ Jack Hanna	Director	May 24, 2004

/s/ Michael Thomas	Director	May 24, 2004

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
Cavco Industries, Inc.

We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiary as of March 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiary at March 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for purchased goodwill in accordance with Statement of Financial Accounting Standards No. 142 during the first quarter of fiscal 2002.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
April 21, 2004

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	March 31,
	2003	2004
ASSETS
Current assets
Cash	$—	$30,775
Restricted cash	2,275	827
Accounts receivable	5,264	6,479
Inventories	6,861	7,995
Prepaid expenses and other current assets	640	1,701
Deferred income taxes	—	3,570
Receivable from Centex	12,224	—
Retail assets held for sale	7,841	2,941

Total current assets	35,105	54,288

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	4,914	5,043
Machinery and equipment	6,458	6,216

	13,702	13,589
Accumulated depreciation	(4,541)	(5,369)

	9,161	8,220
Goodwill	67,346	67,346

Total assets	$111,612	$129,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,250	$6,105
Accrued liabilities	16,016	18,986

Total current liabilities	19,266	25,091

Deferred income taxes	—	6,830
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 3,089,269 at March 31, 2003 (proforma) and 3,144,365 at March 31, 2004 shares, respectively	31	31
Additional paid-in capital	120,030	120,030
Unamortized value of restricted stock	—	(563)
Accumulated deficit	(27,715)	(21,565)

Total stockholders’ equity	92,346	97,933

Total liabilities and stockholders’ equity	$111,612	$129,854

See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2002	2003	2004
Net sales	$95,728	$110,037	$128,857
Cost of sales	80,429	90,683	106,230

Gross profit	15,299	19,354	22,627
Selling, general and administrative expenses	11,535	12,200	13,583

Income from operations	3,764	7,154	9,044
Interest income (expense)	(655)	(344)	233

Income from continuing operations before income taxes	3,109	6,810	9,277
Income tax expense	—	—	(3,054)

Income from continuing operations	3,109	6,810	6,223
Discontinued operations:
Loss from discontinued manufacturing operations	(1,777)	(3,404)	—
Loss from discontinued retail operations	(2,768)	(7,951)	(73)

Net income (loss)	$(1,436)	$(4,545)	$6,150

Net income per share:
Basic			$1.96

Diluted			$1.95

Weighted average shares outstanding:
Basic			3,130,591

Diluted			3,155,906

Proforma financial information:
Income from continuing operations before income taxes	$3,109	$6,810	$9,277
Proforma income tax expense	(1,244)	(2,724)	(3,711)

Proforma income from continuing operations	1,865	4,086	5,566
Proforma loss from discontinued operations, net of proforma taxes	(2,727)	(6,813)	(44)

Proforma net income (loss)	$(862)	$(2,727)	$5,522

Proforma net income (loss) per share — basic:
Continuing operations	$0.60	$1.32	$1.78
Discontinued operations	(0.88)	(2.20)	(0.01)

Net income (loss)	$(0.28)	$(0.88)	$1.77

Proforma net income (loss) per share — diluted:
Continuing operations	$0.60	$1.32	$1.76
Discontinued operations	(0.88)	(2.20)	(0.01)

Net income (loss)	$(0.28)	$(0.88)	$1.75

Proforma weighted average shares outstanding:
Basic	3,089,269	3,089,269	3,130,591

Diluted	3,089,269	3,089,269	3,155,906

See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

	Common Stock		Additional paid-in	Unamortized value of	Accumulated
	Shares	Amount	capital	restricted stock	deficit	Total
Balance, April 1, 2001	3,089,269	$31	$74,290	$—	$(15,912)	$58,409
Net loss					(1,436)	(1,436)

Balance, March 31, 2002	3,089,269	31	74,290	—	(17,348)	56,973
Distribution to Centex					(5,822)	(5,822)
Contribution from Centex			45,740			45,740
Net loss					(4,545)	(4,545)

Balance, March 31, 2003	3,089,269	31	120,030	—	(27,715)	92,346
Assumption of net deferred tax liability from Centex			(1,000)			(1,000)
Issuance of restricted stock	55,096		1,000	(1,000)		—
Amortization of restricted stock				437		437
Net income					6,150	6,150

Balance, March 31, 2004	3,144,365	$31	$120,030	$(563)	$(21,565)	$97,933

See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Year Ended March 31,
	2002	2003	2004
OPERATING ACTIVITIES
Net income (loss)	$(1,436)	$(4,545)	$6,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation — continuing operations	1,202	1,167	1,163
Depreciation — discontinued operations	896	787	—
Amortization of restricted stock	—	—	437
Deferred income taxes provision	—	—	2,260
Impairment and other related charges-discontinued operations	—	7,106	—
Changes in operating assets and liabilities:
Restricted cash	740	(1,127)	1,448
Accounts receivable	5,002	(1,430)	(1,215)
Inventories	(183)	5,690	3,766
Prepaid expenses and other current assets	154	39	(1,061)
Accounts payable and accrued liabilities	(2,263)	(4,730)	5,825

Net cash provided by operating activities	4,112	2,957	18,773

INVESTING ACTIVITIES
Continuing operations:
Purchases of property, plant and equipment	(7,465)	(373)	(222)
Proceeds from disposition of assets	721	—	—
Discontinued operations:
Purchases of property, plant and equipment	(615)	(225)	—
Proceeds from disposition of assets	1,981	246	—

Net cash used in investing activities	(5,378)	(352)	(222)

FINANCING ACTIVITIES
Funding provided by Centex	(340)	(3,575)	12,224
Principal payments on long-term debt	1,606	970	—

Net cash provided by (used in) financing activities	1,266	(2,605)	12,224

Net increase in cash	—	—	30,775
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$30,775

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,710	$837	$—

Cash paid during the year for income taxes			$1,600

Supplemental schedule of non-cash financing and investing activities:
Issuance of restricted stock			$1,000

Assumption of net deferred tax liability			$1,000

Property, plant and equipment distributed to Centex		$5,822

Capital contribution provided by Centex		$33,516

See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1. Summary of Significant Accounting Policies

     Principles of Consolidation — These consolidated financial statements include the accounts of Cavco Industries, Inc., (“Cavco Inc.”) and its wholly-owned subsidiary, CRG Holdings, LLC, (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. See Note 14 for information related to the Company’s business segments.

     Nature of Operations — Headquartered in Phoenix, Arizona, the Company’s manufacturing segment designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The Company’s retail segment operates retail sales locations which offer the Company’s homes and homes of other manufacturers to retail customers. Prior to June 30, 2003, the Company was an indirect wholly-owned subsidiary of Centex Corporation (“Centex”) (Note 2).

     Accounting Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used by management in preparation of the financial statements.

     Fair Value of Financial Instruments — The carrying value of the Company’s accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term nature of these instruments.

     Revenue Recognition — Revenue from homes sold to independent retailers are recognized when the home is shipped, which is when the title passes to the independent retailer. Homes sold to independent retailers are generally paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements (see Note 10). Manufacturing sales are reduced by a provision for estimated repurchase obligations based upon past experience and market conditions. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.

     Restricted Cash — Restricted cash represents deposits received from customers required to be held in trust accounts which the Company can not access for general operating purposes until the sale of the home to the customer is completed.

     Accounts Receivable — The Company extends credit in the normal course of business under normal trade terms and our accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses at March 31, 2003 and 2004.

     Inventories — Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.

     Property, Plant and Equipment — Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Estimated useful lives for significant classes of assets are as follows: Buildings and Improvements 10 to 30 years, and Machinery and Equipment 7 to 25 years. Repairs and maintenance are expensed as incurred.

     Asset Impairment — The Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. See Note 3 for impairment charges recorded by the Company.

     Goodwill — Goodwill is the excess of cost over fair value of net assets of businesses acquired. The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles” and accordingly, goodwill is no longer amortized.

     The Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2003 and 2004, all of the Company’s goodwill is attributable to its manufacturing reporting unit. The Company performed its annual goodwill impairment analysis as of March 31, 2004. This analysis used the market value of the Company’s outstanding common stock which is primarily supported by the Company’s manufacturing operations and resulted in the conclusion that the goodwill was not impaired.

     Warranties — Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale.

     Insurance — The Company’s workmen’s compensation insurance coverages have been provided under an insurance policy whereby the Company is responsible for individual claims up to $500. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates provided by the plan’s administrator as well as the Company’s prior experience. The Company’s product liability and general liability insurance coverages have been provided under insurance policies which provide for deductibles of $1,000. Incurred claims identified under the Company’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations, such as the nature of each claim or incident. Total insurance expense for workmen’s compensation insurance and liability insurance coverages were $917, $1,163 and $1,044 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

     Income Taxes — Prior to the spin-off from Centex (Note 2), the Company was incorporated in the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for in these financial statements for periods prior to June 30, 2003 as the Company and Centex agreed that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. Pro forma income tax expense (benefit) for the fiscal years ended March 31, 2002 and 2003 and for the first quarter of the fiscal year ended March 31, 2004 has been calculated based on a 40% effective tax rate and presented on the face of the statement of operations as if the Company had been a stand-alone taxable entity for those periods.

     Net Income Per Share – The Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted). Diluted earnings per share calculations include dilutive stock options of 25,315 for fiscal 2004. Proforma net income (loss) per share is calculated using the number of shares of our common stock which were distributed to the stockholders of Centex (Note 2).

     Accounting For Stock Based Compensation — The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. For the disclosure requirements of SFAS No. 123 as amended by SFAS 148, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the year ended March 31, 2004 were volatility of 24.7%, risk-free interest rate of 2.1%, dividend rate of 0.0% and an expected life of the options of 5 years.

     Options granted vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS No. 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the proforma amounts for the year ended March 31, 2004 as follows. Net income presented in the following table includes the proforma income tax provision discussed above.

Year Ended
March 31, 2004
Proforma net income	$5,522
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $225	(338)

Proforma net income, as adjusted	$5,184

Proforma net income per share — Basic	$1.66

Proforma net income per share — Diluted	$1.64

     Advertising — Advertising costs are expensed as incurred and were $850, $830 and $574 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

     Freight — Substantially all freight costs are reimbursed by the Company’s customers. Sales and cost of sales include freight income and expense of $3,856, $4,210 and $4,910 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

     Recent Accounting Pronouncements — In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. These disclosure modifications are included in the notes to these consolidated financial statements. In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not yet determined the methodology for calculating fair value and plans to issue an accounting standard that may become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the financial position or results of operations of the Company.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), which includes significant amendments to previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates for public entities. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the financial position or results of operations of the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 specifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that qualifying instruments be classified as liabilities in statements of financial position. The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

2. Spin-Off from Centex Corporation

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”) was merged into Cavco Inc. and 100% of the outstanding shares of common stock of Cavco Inc. were distributed to the stockholders of Centex, Cavco Inc.’s parent company (the “Distribution”). Upon this Distribution, Cavco Inc. became a separate public company. The stockholders’ equity section of the balance sheet and the statement of stockholders’ equity have been presented assuming the merger of Cavco LLC into Cavco Inc. had occurred on March 31, 2001 and 3,089,269 shares of common stock of Cavco Inc. were issued and outstanding.

     In connection with the Distribution, Cavco Inc. entered into a three-year administrative services agreement with Centex Service Company (“CSC”), a subsidiary of Centex, pursuant to which CSC will provide Cavco Inc. with certain legal, public/investor relations, accounting and benefit services after the Distribution. In exchange for these services, Cavco Inc. will pay CSC a fee of $75 per year.

     In connection with the Distribution, Cavco Inc. entered into a tax sharing agreement with Centex in order to allocate the responsibilities for certain tax matters. Pursuant to the agreements, Cavco Inc. will not liquidate, merge or consolidate with any other entity within two years of the Distribution, dispose of a substantial portion of its assets within two years of the Distribution, or take any other action which would cause the Distribution to fail to qualify as a tax-free transaction. In addition, Cavco Inc. also agreed, in certain circumstances, to indemnify Centex against any tax liability that is incurred as a result of a failure to qualify as a tax-free transaction.

3. Impairment and Other Related Charges

     Due to the continuation of weak industry conditions through fiscal 2003 as well as adverse legislation that affected the form and structure of permanent financing extended to Texas manufactured home consumers which further negatively affected retail sales volumes in Texas, the Company initiated plans to dispose of more than two-thirds of its retail sales locations and their assets. As a result of these difficult industry conditions and the Company’s plans to dispose of these assets, the Company recorded an impairment charge of $2,691 to write down property, plant and equipment to its fair value and a charge of $2,200 to record retail inventories at their market value both of which are included in the loss from discontinued operations (Note 4) for fiscal 2003.

     As a result of the Company’s strategic decision to dispose of certain of its retail operations as noted above, reopening the Company’s idled Texas manufacturing facility was no longer economically viable. The Company therefore decided to sell this facility and an impairment charge of $2,215 was recorded in fiscal 2003 to reduce this facility to its estimated fair value based upon the expected net sales proceeds. In connection with the Distribution, the Company distributed to Centex its idled manufacturing facilities in New Mexico and Texas during fiscal 2003. The fair value of these manufacturing facilities at the date of the distribution to Centex was $5,822. The New Mexico facility had previously been written down to its estimated fair value in fiscal 2001.

4. Discontinued Operations

     The operations of the Company’s New Mexico and Texas manufacturing facilities which have been distributed to Centex (Note 3) are classified as discontinued operations. Net sales for these manufacturing facilities were $929 for the fiscal year ended March 31, 2002. These facilities had no sales subsequent to March 31, 2002.

     As discussed in Note 3, the Company has initiated plans to sell or dispose of certain of its retail sales centers and their underlying assets. Because the Company believes it is probable that the assets of the retail sales centers to be disposed of will be sold within one year, these assets are classified as held for sale. The operations of these retail sales centers and two retail sales centers previously identified for closure in fiscal 2001 are classified as discontinued operations. Net sales for these retail sales centers were $28,681, $27,880 and $20,912 for the fiscal years ended March 31, 2002, 2003 and 2004. Retail assets held for sale, consisting solely of inventories, were $7,841 and $2,941 at March 31, 2003 and 2004, respectively.

     Interest expense specifically incurred by the Company’s retail segment (Note 14) has been allocated to discontinued retail operations based on the ratio of the assets of the discontinued retail operations to total retail assets. Interest expense included in discontinued operations was $1,110, $535 and $0 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. General corporate administrative expenses are not allocated to discontinued operations.

5. Inventories

     Inventories consist of the following:

	March 31,
	2003	2004
Raw materials	$2,754	$3,004
Work in process	1,566	1,981
Finished goods	2,541	3,010

	$6,861	$7,995

6. Related Party Transactions

     Funding — In anticipation of the Distribution, Centex contributed the net amount it had advanced to the Company through March 31, 2003 for various transactions as well as an additional amount to the capital of the Company to increase the Company’s tangible net worth to $25,000. The additional amount contributed was recorded as a receivable from Centex at March 31, 2003, and this amount was paid in full by Centex in May 2003.

     Corporate Services — In accordance with Staff Accounting Bulletin No. 55, expense allocations from Centex have been reflected in these financial statements. These expenses include management compensation, legal and general corporate administration. These charges were based on amounts negotiated between the Company and Centex or percentage allocations based on estimates of actual time spent. Such allocations and charges totaled $360 and $475 for the fiscal years ended March 31, 2002 and 2003, respectively. Management believes that the basis used for allocating services provided by Centex is reasonable. However, the terms of these transactions may differ from those that would have resulted from transactions among unrelated parties. For the fiscal year ended March 31, 2004, the Company has been solely responsible for all of its operating expenses.

     During fiscal 2002, 2003, and 2004, the Company purchased raw materials of approximately $1.5 million, $3.0 million, and $3.5 million, respectively, from affiliates of Centex. During fiscal 2002 and 2003, the Company sold homes for approximately $1.0 million and $2.0 million, respectively, to an affiliate of Centex.

7. Revolving Line of Credit

     The Company has a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of March 31, 2004, the amount available under the RLC was approximately $9,100 of which $495 is reserved for an outstanding letter of credit issued for the Company’s workmen’s compensation insurance program (Note 1). The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 2.25%. The RLC expires on July 31, 2005.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pay dividends, purchase treasury stock, pledge assets, incur additional indebtedness and make capital expenditures, and requires the Company to maintain certain defined leverage and debt service coverage ratios.

8. Accrued Liabilities

     Accrued liabilities consist of the following:

	March 31,
	2003	2004
Estimated warranties	$4,241	$4,596
Salaries, wages and benefits	1,853	3,240
Customer deposits	1,912	2,675
Accrued expenses on homes sold	2,079	2,536
Reserve for repurchase commitments	2,000	2,000
Accrued insurance	1,952	1,538
Other	1,979	2,401

	$16,016	$18,986

9. Employee Benefit Plans

     The Company has a self-funded group medical plan which is administered by third party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $1,560, $2,262 and $2,301 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

     The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute up to 100% of their eligible compensation up to federal limits to the 401k Plan. The Company matches 50% of the first 5% contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Contribution expense was $130, $133 and $133 in fiscal years 2002, 2003 and 2004, respectively.

10. Commitments and Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $19,700 at March 31, 2004. The Company has a reserve for repurchase commitments of $2,000 at March 31, 2003 and 2004, respectively, based on prior experience and existing market conditions. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.

     The Company leases certain equipment and facilities under noncancelable operating leases with various renewal options. Rent expense (net of sublease income) was $2,362, $2,434 and $2,345 for fiscal years 2002, 2003 and 2004, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 31, 2004, are as follows (in thousands):

Fiscal Year
2005	$1,306
2006	1,091
2007	684
2008	405
2009 and thereafter	114

$3,600

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

11. Valuation and Qualifying Accounts

     The following table sets forth certain valuation and qualifying accounts for the fiscal years ended March 31, 2002, 2003 and 2004.

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
Reserve for repurchase commitments:
Year ended March 31, 2002	$1,900	316	(216)	$2,000

Year ended March 31, 2003	$2,000	—	—	$2,000

Year ended March 31, 2004	$2,000	—	—	$2,000

Estimated warranties:
Year ended March 31, 2002	$6,214	6,606	(8,031)	$4,789

Year ended March 31, 2003	$4,789	5,805	(6,353)	$4,241

Year ended March 31, 2004	$4,241	6,342	(5,987)	$4,596

12. Income Taxes

     Prior to the spin-off from Centex (Note 2), the Company was incorporated in the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for in these financial statements for periods prior to June 30, 2003. The provision for income taxes for the period from July 1, 2003 to March 31, 2004 is as follows:

Current
Federal	$676
State	119

Total current	795
Deferred
Federal	1,920
State	339

Total deferred	2,259

Total provision	$3,054

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory Federal income tax rate to pretax income for the period from July 1, 2003 to March 31, 2004 as a result of the following differences:

Income from continuing operations:
For the year ended March 31, 2004	$9,277
Less: Period from April 1, 2003 to June 30, 2003	(1,642)

Period from July 1, 2003 to March 31, 2004	$7,635

Income tax provision at expected Federal income tax rate of 34%	$2,596
State income taxes, net of Federal tax effect	458

Total provision	$3,054

     Net current deferred tax assets and net long-term deferred tax liabilities at June 30, 2003, the date of the Distribution, and March 31, 2004 were as follows:

	June 30,	March 31,
	2003	2004
Net current deferred tax assets
Warranty reserves	$1,685	$1,838
Repurchase reserves	800	800
Insurance reserves	556	418
Other	577	514

	$3,618	$3,570

Net long-term deferred tax (liabilities) assets
Goodwill	$(5,727)	$(7,358)
Depreciation	1,009	528
Other	100	—

	$(4,618)	$(6,830)

13. Stock Options and Incentive Plan

     The Company has a stock incentive plan whereby stock options or awards of restricted stock may be made to certain of our officers, directors and key employees. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. As of March 31, 2004, 72,198 options were exercisable. The following table summarizes the activity in outstanding stock options for the year ended March 31, 2004. There were no stock options or awards of restricted stock prior to April 1, 2003.

Weighted
Average
	Number of	Exercise
	Shares	Price
Outstanding at April 1, 2003	—	$—
Granted	288,790	23.10
Exercised	—	—
Canceled or forfeited	—	—

Outstanding at March 31, 2004	288,790	$23.10

     During the year ended March 31, 2004, the Company granted 55,096 shares of restricted stock which were recorded at their fair market value at the date of grant. The fair value of restricted stock is amortized to compensation expense as they vest.

     The following table summarizes information about equity compensation plans as of March 31, 2004:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	excluding securities
	and rights	and rights	reflected in column (a)
Equity compensation plans approved by stockholders:
Stock incentive plan	288,790	$23.10	450,000
Equity compensation plans not approved by stockholders:
None	—	—	—

14. Business Segment Information

     The Company operates in two business segments — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the southwestern United States to a network of dealers which includes Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Year Ended March 31,
	2002	2003	2004
Net sales
Manufacturing	$96,450	$106,833	$123,036
Retail	11,375	15,059	15,362
Less: Intercompany	(12,097)	(11,855)	(9,541)

Total consolidated net sales	$95,728	$110,037	$128,857

Income (loss) from operations
Manufacturing	$7,468	$10,776	$13,773
Retail	(1,375)	(999)	(374)
Intercompany profit in inventory	319	83	160
General corporate charges	(2,648)	(2,706)	(4,515)

Total consolidated income from operations	$3,764	$7,154	$9,044

Total assets
Manufacturing	$85,587	$85,820	$88,631
Manufacturing assets distributed to Centex Corporation	8,365	—	—
Retail	5,315	5,565	3,774
Retail assets held for sale	17,459	7,841	2,941
Corporate	364	12,386	34,508

Total consolidated assets	$117,090	$111,612	$129,854

	Year Ended March 31,
	2002	2003	2004
Depreciation
Manufacturing	$752	$809	$785
Retail	143	108	148
Corporate	307	250	230

Total consolidated depreciation	$1,202	$1,167	$1,163

Capital expenditures
Manufacturing	$7,401	$324	$211
Retail	—	—	7
Corporate	64	49	4

Total consolidated capital expenditures	$7,465	$373	$222

     Total Corporate assets are comprised primarily of the receivable from Centex at March 31, 2003 and cash and deferred taxes at March 31, 2004.

15. Quarterly Financial Data (Unaudited)

     The following tables sets forth certain unaudited quarterly financial information for the years ended March 31, 2003 and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2003
Net sales	$26,207	$28,322	$27,537	$27,971	$110,037
Gross profit	4,680	5,043	5,014	4,617	19,354
Income from continuing operations	1,487	1,980	1,906	1,437	6,810
Discontinued operations:
Loss from discontinued manufacturing operations	(254)	(237)	(243)	(2,670)	(3,404)
Loss from discontinued retail operations	(758)	(965)	(616)	(5,612)	(7,951)
Net (loss) income	475	778	1,047	(6,845)	(4,545)
Proforma financial information:
Income from continuing operations	$892	$1,188	$1,144	$862	$4,086
Discontinued operations	(607)	(721)	(515)	(4,970)	(6,813)

Net income	$285	$467	$629	$(4,108)	$(2,727)

Proforma net income (loss) per share:
Continuing operations (basic and diluted)	$0.29	$0.38	$0.37	$0.28	$1.32
Discontinued operations (basic and diluted)	(0.20)	(0.23)	(0.17)	(1.61)	(2.20)

Net income (basic and diluted)	$0.09	$0.15	$0.20	$(1.33)	$(0.88)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2004
Net sales	$29,515	$30,820	$33,489	$35,033	$128,857
Gross profit	5,301	5,294	6,238	5,794	22,627
Income from continuing operations	1,643	1,888	3,153	2,593	9,277
Discontinued operations:
Loss from discontinued manufacturing operations	—	—	—	—	—
Loss from discontinued retail operations	(73)	—	—	—	(73)
Net income	1,570	1,133	1,893	1,554	6,150
Proforma net income (loss) per share (basic):
Continuing operations	$0.32	$0.36	$0.60	$0.49	$1.78
Discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.31	$0.36	$0.60	$0.49	$1.77

Proforma net income (loss) per share (diluted):
Continuing operations	$0.32	$0.36	$0.60	$0.48	$1.76
Discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.31	$0.36	$0.60	$0.48	$1.75

     During the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $2,691 to write-down property, plant and equipment relating to the Company’s plans to dispose of or close more than two-thirds of its retail sales locations, a charge of $2,200 to record retail inventories at their estimated market value and an impairment charge of $2,215 to record the idled Texas manufacturing facility at its estimated fair value.

     For all periods prior to June 30, 2003, the date of the Distribution, per share amounts are based on proforma income and the shares of our common stock which were distributed to the stockholders of Centex (Notes 1 and 2).