Form 10-Q
period 2004-06-30
CAVCO INDUSTRIES INC
filed 2004-07-30
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at July 29, 2004

Common Stock, $.01 Par Value	3,144,365 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
June 30, 2004

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets
Cash	$34,301	$30,775
Restricted cash	1,417	827
Accounts receivable	5,574	6,479
Inventories	9,907	7,995
Prepaid expenses and other current assets	935	1,701
Deferred income taxes	3,570	3,570
Retail assets held for sale	1,653	2,941

Total current assets	57,357	54,288

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	5,051	5,043
Machinery and equipment	6,291	6,216

	13,672	13,589
Accumulated depreciation	(5,548)	(5,369)

	8,124	8,220
Goodwill	67,346	67,346

Total assets	$132,827	$129,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,596	$6,105
Accrued liabilities	20,158	18,986

Total current liabilities	25,754	25,091

Deferred income taxes	7,370	6,830
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 3,144,365 shares	31	31
Additional paid-in capital	120,030	120,030
Unamortized value of restricted stock	(500)	(563)
Accumulated deficit	(19,858)	(21,565)

Total stockholders’ equity	99,703	97,933

Total liabilities and stockholders’ equity	$132,827	$129,854

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Net sales	$35,937	$29,515
Cost of sales	29,844	24,214

Gross profit	6,093	5,301
Selling, general and administrative expenses	3,350	3,685

Income from operations	2,743	1,616
Interest income	101	27

Income from continuing operations before income taxes	2,844	1,643
Income tax expense	(1,137)	—

Income from continuing operations	1,707	1,643
Loss from discontinued retail operations		(73)

Net Income	$1,707	$1,570

Net income per share:
Basic	$0.54

Diluted	$0.52

Weighted average shares outstanding:
Basic	3,144,365

Diluted	3,261,933

Proforma financial information:
Income from continuing operations before income taxes		$1,643
Proforma income tax expense		(657)

Proforma income from continuing operations		986
Proforma loss from discontinued operations, net of proforma taxes		(44)

Proforma net income		$942

Proforma net income (loss) per share - Basic and Diluted:
Continuing operations		$0.32
Discontinued operations		(0.01)

Net income		$0.31

Proforma weighted average shares outstanding - Basic and Diluted		3,089,269

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,707	$1,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	275	305
Amortization of restricted stock	63	250
Deferred income taxes provision	540	—
Changes in operating assets and liabilities:
Restricted cash	(590)	(233)
Accounts receivable	905	(698)
Inventories	(624)	344
Prepaid expenses and other current assets	766	172
Accounts payable and accrued liabilities	663	3,266

Net cash provided by operating activities	3,705	4,976

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(179)	(28)

Net cash used in investing activities	(179)	(28)

FINANCING ACTIVITIES
Funding provided by Centex	—	13,211

Net cash provided by financing activities	—	13,211

Net increase in cash	3,526	18,159
Cash at beginning of period	30,775	—

Cash at end of period	$34,301	$18,159

Supplemental schedule of noncash financing activities:
Issuance of restricted stock		$1,000

Assumption of net deferred tax liability		$700

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 2004
(Dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

     The consolidated interim financial statements include the accounts of Cavco Industries, Inc. (“Cavco Inc.”) and its wholly-owned subsidiary (collectively, the “Company”) after elimination of all significant intercompany balances and transactions. The statements have been prepared, without audit, in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted.

     In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission on May 24, 2004 (the “Form 10-K”).

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”) was merged into Cavco Inc. and 100% of the outstanding shares of common stock of Cavco Inc. were distributed to the stockholders of Centex Corporation (“Centex”), Cavco Inc.’s parent company. Subsequent to this distribution, Cavco Inc. became a separate public company.

     Prior to June 30, 2003, Cavco LLC was incorporated into the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for prior to June 30, 2003. As a result of the distribution described above, proforma tax amounts have been presented on the face of the consolidated income statement for the three months ended June 30, 2003 as if the Company was a stand-alone taxable entity. Proforma income tax expense is calculated assuming a 40% effective tax rate. As a stand-alone taxable entity, the deferred taxes associated with its assets and liabilities have been assumed by the Company from Centex and recorded in its financial statements. The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.

     For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the notes to consolidated financial statements in the Form 10-K.

     Accounting For Stock Based Compensation - The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. For the disclosure requirements of SFAS No. 123 as amended by SFAS 148, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the three months ended June 30, 2004 were volatility of 28.9%, risk-free interest rate of 3.6%, dividend rate of 0.0% and an expected life of the options of 5 years.

     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS No. 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the proforma amounts for the three months ended June 30, 2004 as follows. The Company had not granted any options prior to June 30, 2003.

Three Months
Ended
June 30,
2004
Net income, as reported	$1,707
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $107	(161)

Proforma net income	$1,546

Basic net income per share:
As reported	$0.54
Pro forma	$0.49
Diluted net income per share:
As reported	$0.52
Pro forma	$0.47

2. Discontinued Operations

     The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. There were no operating losses for the three months ended June 30, 2004 or 2003 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. The loss from discontinued retail operations for the three months ended June 30, 2003 primarily represents accrued lease costs related to one of the retail locations closed during that period. Net sales for the retail sales centers to be disposed of were $4,500 and $6,612 for the three month periods ended June 30, 2004 and 2003, respectively.

3. Inventories

     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at June 30, 2004 and March 31, 2004 were as follows:

	June 30,	March 31,
	2004	2004
Raw materials	$3,707	$3,004
Work in process	1,893	1,981
Finished goods	4,307	3,010

Total inventories	$9,907	$7,995

4. Revolving line of credit

     The Company has established a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of June 30, 2004, the amount available under the RLC was approximately $9 million of which $495 is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 2.25%. The RLC expires on July 31, 2005.

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

	Three Months Ended
	June 30,
	2004	2003
Balance at beginning of period	$4,596	$4,241
Charged to costs and expenses	1,505	1,520
Deductions	(1,500)	(1,548)

Balance at end of period	$4,601	$4,213

6. Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $20,244 at June 30, 2004. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $2,000 at June 30, 2004 and March 31, 2004. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.

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

7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share. For the three months ended June 30, 2003, proforma net income includes the proforma income tax provision discussed in Note 1.

	Three Months Ended
	June 30,
	2004	2003
Net income	$1,707

Weighted average shares outstanding:
Basic	3,144,365
Add: Effect of dilutive stock options	117,568

Diluted	3,261,933

Net income per share:
Basic	$0.54

Diluted	$0.52

Proforma net income		$942

Proforma weighted average shares outstanding:
Basic		3,089,269
Add: Effect of dilutive stock options		—

Diluted		3,089,269

Proforma net income per share:
Basic		$0.31

Diluted		$0.31

8. Business Segment Information

     The Company operates in two business segments in the manufactured housing industry — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the Southwestern and Western United States to a network of dealers which includes Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the Form 10-K. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Three Months Ended
	June 30,
	2004	2003
Net sales
Manufacturing	$34,945	$28,621
Retail	2,731	4,029
Less: Intercompany	(1,739)	(3,135)

Total consolidated net sales	$35,937	$29,515

Income (loss) from operations
Manufacturing	$3,771	$2,788
Retail	(102)	(75)
Intercompany profit in inventory	200	—
General corporate charges	(1,126)	(1,097)

Total consolidated income from operations	$2,743	$1,616

Depreciation
Manufacturing	$196	$198
Retail	38	38
Corporate	41	69

Total consolidated depreciation	$275	$305

Capital expenditures
Manufacturing	$164	$25
Retail	—	—
Corporate	15	3

Total consolidated capital expenditures	$179	$28

	As of
	June 30,	March 31,
	2004	2004
Total assets
Manufacturing	$88,971	$88,631
Retail	4,115	3,774
Retail assets held for sale	1,653	2,941
Corporate	38,088	34,508

Total consolidated assets	$132,827	$129,854

Total Corporate assets are comprised primarily of cash and deferred taxes.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”), our predecessor, was merged into Cavco Industries, Inc. (the “Company”) and 100% of the outstanding shares of common stock of the Company were distributed to the stockholders of Centex Corporation (“Centex”), Cavco Inc.’s parent company. Subsequent to this distribution, the Company became a separate public company. The consolidated financial statements contained in this quarterly report reflect the financial condition and results of operations of the Company and unless the context otherwise requires, all financial information contained in this section gives effect to the reorganization as if it had occurred prior to the date of such financial information.

     The Company is the largest producer of manufactured homes in Arizona and 12th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2003 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern and Western United States. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers.

Results of Operations - (Dollars in thousands)

Three months ended June 30, 2004 compared to 2003

     Net Sales. Total net sales increased 21.8% to $35,937 for the three months ended June 30, 2004 compared to $29,515 last year.

     Manufacturing net sales increased 22.1% to $34,945 for the three months ended June 30, 2004 from $28,621 for last year. This increase was attributable to the trend toward larger homes with more amenities, a higher volume of homes sold resulting from our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and price increases enacted to offset significant increases in material costs. Total homes sold during the current quarter increased 5.7% to 934 wholesale shipments versus 884 last year and the average sales price per home increased 15.6% to $37,414 versus $32,377 last year.

     Retail net sales decreased $1,298 to $2,731 for the three months ended June 30, 2004 versus $4,029 for the same period last year. This decrease in retail sales was primarily due to further credit tightening which has eliminated certain lower end buyers and increased manufacturing backlogs which have lengthened delivery times for new homes.

     Gross Profit. Gross profit as a percent of sales decreased to 17.0% for the three months ended June 30, 2004 from 18.0% last year. The decrease in gross profit as a percent of sales was primarily due to significant price increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum-related products, steel and steel-related products and petroleum-based products and services, including delivery costs. While the Company moved to increase selling prices to mitigate these rising prices, production backlogs partially delayed the effect of these price increases. The negative impact of price increases was partially offset by the efficiencies resulting from increased production. Gross profit increased to $6,093 for the three months ended June 30, 2004 from $5,301 last year. This increase in gross profit was primarily due to the overall increase in net sales partially offset by the lower gross profit percentage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.1% or $335 to $3,350 or 9.3% of net sales for the three months ended June 30, 2004 versus $3,685 or 12.5% of net sales last year. This decrease was the result of reduced selling expenses in our retail segment due to lower sales and less amortization of restricted stock in the current period.

     Interest Income. Interest income represents income earned on unrestricted cash. The increase in interest income versus last year resulted from the increase in the Company’s available cash.

     Income Taxes. The effective income tax rate for the three months ended June 30, 2004 approximated the Company’s estimated combined statutory rate of 40%. Prior to the distribution on June 30, 2003, Cavco LLC was incorporated in the consolidated income tax returns of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing consolidated income tax returns would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for income tax purposes and therefore on a stand-alone basis would not be subject to income taxes. As a result of the distribution described above, proforma tax amounts for the three months ended June 30, 2003 which was prior to the date of the distribution have been presented on the face of the consolidated income statement as if the Company was a stand-alone taxable entity. Proforma income tax expense is calculated based on a combined statutory rate of 40%.

     Discontinued Retail Operations. There were no operating losses for the three months ended June 30, 2004 or 2003 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. The loss from discontinued retail operations for the three months ended June 30, 2003 primarily represents accrued lease costs related to one of the retail locations closed during that period.

Liquidity and Capital Resources

     Prior to the distribution noted above, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. Subsequent to the distribution, we are now responsible for funding our own operating needs.

     The Company has established a revolving line of credit facility (“RLC”) with Bank One, NA. The RLC provides for borrowings up to $15 million with availability limited to 80% of eligible accounts receivable and 50% of eligible inventory, as determined on a monthly basis. As of June 30, 2004, the amount available under the RLC was approximately $9 million of which $495 is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 2.25%. The RLC expires on July 31, 2005.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pay dividends, purchase treasury stock, pledge assets, incur additional indebtedness and make capital expenditures, and requires the Company to maintain certain defined leverage and debt service coverage ratios.

     We believe that cash on hand at June 30, 2004, together with cash flow from operations and cash to be provided by retail assets held for sale, will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million credit facility with Bank One that can be used to supplement these sources of liquidity.

     Operating activities provided $3,705 of cash during the three months ended June 30, 2004 compared to providing $4,976 of cash during the first three months of last year. Cash generated by operating activities was primarily derived from operating income before non-cash charges, collection of accounts receivable and the liquidation of retail inventories held for sale partially offset by an increase in manufacturing inventories due to increased production and the timing of wholesale shipments.

     Investing activities required the use of $179 of cash during the three months ended June 30, 2004 compared to the use of $28 last year. The cash used for investing activities during three months ended June 30, 2004 was primarily for capital expenditures for our manufacturing facilities.

     The Company had no financing activities during the three months ended June 30, 2004. Financing activities provided $13,211 of cash in during the three months ended June 30, 2003 primarily resulting from the payment by Centex of a capital contribution committed to by Centex in anticipation of the distribution.

Critical Accounting Policies

     In our Form 10-K filed with the Securities and Exchange Commission on May 24, 2004, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     All forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in our Form 10-K filed with the Securities and Exchange Commission under the heading “Risk Factors”. We expressly disclaim any obligation to update any forward-looking statements contained in this report or elsewhere, whether as a result of new information, future events or otherwise. For all of these reasons, you are cautioned not to place undue reliance on any forward-looking statements included in this report or elsewhere.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. We may from time to time be exposed to interest rate risk inherent in our financial instruments, but are not currently subject to foreign currency or commodity price risk. We manage our exposure to these market risks through our regular operating and financing activities. We are not currently a party to any market risk sensitive instruments that could be reasonably expected to have a material effect on our financial condition or results of operations.

Item 4: Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

Part II. Other Information

Item 4: Submission of Matters to a Vote of Security Holders

     On June 22, 2004, we held our Annual Meeting of Stockholders. At the Annual Meeting, the following matters were resolved by vote:

(1)	Jacqueline Dout was elected as a director to serve for a three-year term until the 2007 Annual Meeting. Voting results for Ms. Dout were 2,900,078 shares “For” and 75,487 shares “Withheld.”

(2)	Stockholders ratified the appointment of independent auditors for 2005 as set forth in Item 2 of the Cavco Industries, Inc. Proxy Statement dated May 26, 2004. Voting results were 2,954,566 shares “For”, 18,971 shares “Against” and 2,028 shares “Abstained.”

     The Company’s four other directors (Steven G. Bunger, Jack Hanna, Joseph H. Stegmayer and Michael Thomas) continued on as directors subsequent to the Annual Meeting.

Item 6: Exhibits and Reports on Form 8-K

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

                    The Company filed a Current Report on Form 8-K on April 28, 2004, with respect to two press releases, one of which announced that Steven G. Bunger had been elected to the Company’s Board of Directors to fill a vacancy created by the resignation of Laurence E. Hirsch and the other of which announced the Company’s fiscal fourth quarter net earnings for the quarter ended March 31, 2004.

All other items required under Part II are omitted because they are not applicable.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cavco Industries, Inc.

Registrant

July 30, 2004	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer (Principal Executive Officer)

July 30, 2004	/s/ Sean K. Nolen

Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)