Form 10-Q
period 2004-09-30
CAVCO INDUSTRIES INC
filed 2004-11-03
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 1, 2004

Common Stock, $.01 Par Value	3,144,365 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
September 30, 2004

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 (unaudited) and March 31, 2004	1
Consolidated Income Statements (unaudited) for the three and six months ended September 30, 2004 and 2003	2
Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2004 and 2003	3
Notes to Consolidated Financial Statements	4 - 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	12
Part II. OTHER INFORMATION
Item 6. Exhibits	12
SIGNATURES	13
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets
Cash	$35,783	$30,775
Restricted cash	1,281	827
Accounts receivable	7,201	6,479
Inventories	9,742	7,995
Prepaid expenses and other current assets	1,031	1,701
Deferred income taxes	3,680	3,570
Retail assets held for sale	1,347	2,941

Total current assets	60,065	54,288

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	5,058	5,043
Machinery and equipment	6,334	6,216

	13,722	13,589
Accumulated depreciation	(6,103)	(5,369)

	7,619	8,220

Goodwill	67,346	67,346

Total assets	$135,030	$129,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,290	$6,105
Accrued liabilities	19,934	18,986

Total current liabilities	25,224	25,091

Deferred income taxes	7,910	6,830
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized;
No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized;
Outstanding 3,144,365 shares	31	31
Additional paid-in capital	120,030	120,030
Unamortized value of restricted stock	(438)	(563)
Accumulated deficit	(17,727)	(21,565)

Total stockholders’ equity	101,896	97,933

Total liabilities and stockholders’ equity	$135,030	$129,854

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$38,635	$30,820	$74,572	$60,335
Cost of sales	31,366	25,526	61,210	49,740

Gross profit	7,269	5,294	13,362	10,595
Selling, general and administrative expenses	4,068	3,454	7,418	7,139

Income from operations	3,201	1,840	5,944	3,456
Interest income	100	48	201	75

Income from continuing operations before income taxes	3,301	1,888	6,145	3,531
Income tax expense	(1,320)	(755)	(2,457)	(755)

Income from continuing operations	1,981	1,133	3,688	2,776
Income (loss) from discontinued retail operations less income taxes of $100 in 2004	150	—	150	(73)

Net Income	$2,131	$1,133	$3,838	$2,703

Net income per share (basic):
Continuing operations	$0.63	$0.36	$1.17
Discontinued retail operations	0.05	—	0.05

Net Income	$0.68	$0.36	$1.22

Net income per share (diluted):
Continuing operations	$0.61	$0.36	$1.13
Discontinued retail operations	0.05	—	0.05

Net Income	$0.66	$0.36	$1.18

Weighted average shares outstanding:
Basic	3,144,365	3,146,495	3,144,365

Diluted	3,260,264	3,146,495	3,261,089

Proforma financial information:
Income from continuing operations before income taxes				$3,531
Proforma income tax expense				(1,412)

Proforma income from continuing operations				2,119
Proforma loss from discontinued operations, net of proforma taxes				(44)

Proforma net income				$2,075

Proforma net income (loss) per share — Basic and Diluted:
Continuing operations				$0.68
Discontinued operations				(0.01)

Net income				$0.67

Proforma weighted average shares outstanding — Basic and Diluted				3,118,947

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$3,838	$2,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	547	604
Amortization of restricted stock	125	312
Deferred income taxes provision	970	544
Impairment charges	270
Changes in operating assets and liabilities:
Restricted cash	(454)	428
Accounts receivable	(722)	(174)
Inventories	(153)	1,729
Prepaid expenses and other current assets	670	(318)
Accounts payable and accrued liabilities	133	3,384

Net cash provided by operating activities	5,224	9,212

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(216)	(146)

Net cash used in investing activities	(216)	(146)

FINANCING ACTIVITIES
Funding provided by Centex	—	12,224

Net cash provided by financing activities	—	12,224

Net increase in cash	5,008	21,290
Cash at beginning of period	30,775	—

Cash at end of period	$35,783	$21,290

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,392

Supplemental schedule of noncash financing activities:
Issuance of restricted stock		$1,000

Assumption of net deferred tax liability		$700

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2004
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

     Prior to June 30, 2003, Cavco LLC was incorporated into the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for prior to June 30, 2003. As a result of the distribution described above, proforma tax amounts have been presented on the face of the consolidated income statement for the six months ended September 30, 2003 as if the Company was a stand-alone taxable entity. Proforma income tax expense is calculated assuming a 40% effective tax rate. As a stand-alone taxable entity, the deferred taxes associated with its assets and liabilities have been assumed by the Company from Centex and recorded in its financial statements. The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.

     For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the notes to consolidated financial statements in the Form 10-K.

      Accounting For Stock Based Compensation – The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. For the disclosure requirements of SFAS No. 123 as amended by SFAS 148, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the three and six months ended September 30, 2004 were volatility of 28.9%, risk-free interest rate of 3.6%, dividend rate of 0.0% and an expected life of the options of 5 years.

     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS No. 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the proforma amounts for the three and six months ended September 30, 2004 as follows. The Company had not granted any options prior to September 30, 2003.

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2004	2004
Net income, as reported	$2,131	$3,838
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $64 and $171, respectively	(96)	(257)

Proforma net income	$2,035	$3,581

Basic net income per share:
As reported	$0.68	$1.22
Pro forma	$0.65	$1.14
Diluted net income per share:
As reported	$0.66	$1.18
Pro forma	$0.63	$1.10

2. Discontinued Operations

     The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. Income from discontinued retail operations for the three and six months ended September 30, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed retail locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during the period. The loss from discontinued retail operations for the six months ended September 30, 2003 primarily represents accrued lease costs related to one of the retail locations closed during that period. Net sales for the retail sales centers to be disposed of were $3,693 and $5,747 for the three month periods ended September 30, 2004 and 2003, respectively and $8,193 and $12,359 for the six month periods ended September 30, 2004 and 2003, respectively.

3. Inventories

     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at September 30, 2004 and March 31, 2004 were as follows:

	September 30,	March 31,
	2004	2004
Raw materials	$3,797	$3,004
Work in process	2,024	1,981
Finished goods	3,921	3,010

Total inventories	$9,742	$7,995

4. Revolving line of credit

     The Company has established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA. As of September 30, 2004, $495 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC expires on July 31, 2006.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$4,601	$4,213	$4,596	$4,241
Charged to costs and expenses	1,361	1,561	2,866	3,081
Deductions	(1,387)	(1,458)	(2,887)	(3,006)

Balance at end of period	$4,575	$4,316	$4,575	$4,316

6. Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $20,775 at September 30, 2004. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $2,000 at September 30, 2004 and March 31, 2004. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.

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

7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share. For the six months ended September 30, 2003, proforma net income includes the proforma income tax provision discussed in Note 1.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$2,131	$1,133	$3,838

Weighted average shares outstanding:
Basic	3,144,365	3,146,495	3,144,365
Add: Effect of dilutive stock options	115,899	—	116,724

Diluted	3,260,264	3,146,495	3,261,089

Net income per share:
Basic	$0.68	$0.36	$1.22

Diluted	$0.66	$0.36	$1.18

Proforma net income				$2,075

Proforma weighted average shares outstanding:
Basic				3,118,947
Add: Effect of dilutive stock options				—

Diluted				3,118,947

Proforma net income per share:
Basic				$0.67

Diluted				$0.67

8. Impairment Charges

     Due to weak industry conditions in the market served by one of the Company’s retail locations leading to a reduction in the cash flows generated by this location, the Company recognized an impairment charge of $270 in September 30, 2004 for the write down of the buildings, improvements and equipment at this location. The amount of the charge represented the difference between the net book value of these assets and their fair value which was determined by comparison to sales prices for similar assets. The charge is included in selling, general and administrative expenses in the Company’s Retail segment.

9. Business Segment Information

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales
Manufacturing	$38,338	$28,756	$73,283	$57,377
Retail	2,204	4,421	4,935	8,450
Less: Intercompany	(1,907)	(2,357)	(3,646)	(5,492)

Total consolidated net sales	$38,635	$30,820	$74,572	$60,335

Income (loss) from operations
Manufacturing	$5,117	$3,105	$8,888	$6,143
Retail	(446)	(92)	(548)	(167)
Intercompany profit in inventory	85	60	285	60
General corporate charges	(1,555)	(1,233)	(2,681)	(2,580)

Total consolidated income from operations	$3,201	$1,840	$5,944	$3,456

Depreciation
Manufacturing	$189	$200	$385	$398
Retail	41	40	79	78
Corporate	42	59	83	128

Total consolidated depreciation	$272	$299	$547	$604

Capital expenditures
Manufacturing	$37	$118	$201	$143
Retail	—	—	—	—
Corporate	—	—	15	3

Total consolidated capital expenditures	$37	$118	$216	$146

	As of
	September 30,	March 31,
	2004	2004
Total assets
Manufacturing	$89,761	$88,631
Retail	4,284	3,774
Retail assets held for sale	1,347	2,941
Corporate, primarily cash and deferred taxes	39,638	34,508

Total consolidated assets	$135,030	$129,854

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

     The Company is the largest producer of manufactured homes in Arizona and 12th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2003 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern and Western United States. The retail segment of the Company operates retail sales locations which primarily offer homes produced by the Company to retail customers.

Results of Operations - (Dollars in thousands)
Three and six months ended September 30, 2004 compared to 2003

     Net Sales. Total net sales increased 25.4% to $38,635 for the three months ended September 30, 2004 compared to $30,820 last year. For the first six months of the fiscal year ending March 31, 2005, net sales increased 23.6% to $74,572 versus $60,335 last year.

     Manufacturing net sales increased 33.3% to $38,338 for the three months ended September 30, 2004 from $28,756 for last year and 27.7% to $73,283 for the first six months of fiscal 2005 from $57,377 last year. These increases in sales were attributable to increases in wholesale sales prices and the number of homes sold. Total homes sold during the current quarter increased 18.6% to 1,008 wholesale shipments versus 850 last year and the average sales price per home increased 12.4% to $38,034 versus $33,831 last year. For the first six months of fiscal 2005, the number of homes sold increased 12.0% to 1,942 wholesale shipments versus 1,734 last year and the average sales price per home increased 14.0% to $37,736 versus $33,089 last year. The higher volume of homes sold resulted from our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements.

     Retail net sales decreased $2,217 to $2,204 for the three months ended September 30, 2004 from $4,421 for the same period last year and $3,515 to $4,935 for the first six months of fiscal 2005 from $8,450 last year. This decrease in retail sales was primarily due to further credit tightening which has eliminated certain lower end buyers and increased manufacturing backlogs which have lengthened delivery times for new homes.

     Gross Profit. Gross profit as a percent of sales increased to 18.8% for the three months ended September 30, 2004 from 17.2% last year and to 17.9% for the first six months of fiscal 2005 from 17.6% last year. These increases in gross profit as a percent of sales were primarily due to the efficiencies realized through higher production rates partially offset by material cost increases. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, raw steel and products built with steel and petroleum-based products and services, including delivery costs. Gross profit increased to $7,269 for the three months ended September 30, 2004 from $5,294 last year and to $13,362 for the first six months of fiscal 2005 from $10,595 last year. This increase in gross profit was due to the overall increase in net sales along with the higher gross profit percentage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.8% or $614 to $4,068 or 10.5% of net sales for the three months ended September 30, 2004 versus $3,454 or 11.2% of net sales last year. This increase was primarily the result of incentive compensation programs tied to profitability and increases in the cost of being a stand alone public company, including the costs of complying with the Sarbanes Oxley Act and increased group medical and property and casualty insurance costs. In addition, the Company recorded an impairment charge of $270 to write down the net book value of certain retail assets to their fair value. For the first six months of fiscal 2005, selling, general and administrative expenses increased 3.9% or $279 to $7,418 from $7,139 last year. This increase was due to the items noted above partially offset by reduced selling expenses in our retail segment due to lower sales and less amortization of restricted stock in the current period.

     Interest Income. Interest income represents income earned on unrestricted cash. The increases in interest income for the current quarter and the first six months of fiscal 2005 versus the comparative periods for last year resulted from the increase in the Company’s available cash.

     Income Taxes. The effective income tax rate for the three and six months ended September 30, 2004 approximated the Company’s estimated combined statutory rate of 40%. Prior to the distribution on June 30, 2003, Cavco LLC was incorporated in the consolidated income tax returns of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing consolidated income tax returns would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for income tax purposes and therefore on a stand-alone basis would not be subject to income taxes. As a result of the distribution described above, proforma tax amounts for the six months ended September 30, 2003 which included a period prior to the date of the distribution have been presented on the face of the consolidated income statement as if the Company was a stand-alone taxable entity. Proforma income tax expense is calculated based on a combined statutory rate of 40%.

     Discontinued Retail Operations. Income from discontinued retail operations for the three and six months ended September 30, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed retail locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during the current quarter. The loss from discontinued retail operations for the six months ended September 30, 2003 primarily represents accrued lease costs related to one of the retail locations closed during that period.

Liquidity and Capital Resources

     Prior to the distribution noted above, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. Subsequent to the distribution, we are now responsible for funding our own operating needs.

     The Company has established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA. As of September 30, 2004, $495 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC expires on July 31, 2006.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.

     We believe that cash on hand at September 30, 2004, together with cash flow from operations and cash to be provided by retail assets held for sale, will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million line of credit facility with Bank One that can be used to supplement these sources of liquidity.

     Operating activities provided $5,224 of cash during the six months ended September 30, 2004 compared to providing $9,212 of cash during the first six months of last year. Cash generated by operating activities was primarily derived from operating income before non-cash charges partially offset by an increase in working capital resulting from the timing of cash receipts and payments. Cash provided by operating activities last year included amounts generated through the liquidation of retail inventories held for sale and an increase in accounts payable and accrued expenses resulting from the timing of payments due to vendors and service providers.

     Investing activities required the use of $216 of cash during the six months ended September 30, 2004 compared to the use of $146 last year. The cash used for investing activities during the six months ended September 30, 2004 was primarily for capital expenditures for our manufacturing facilities.

     The Company had no financing activities during the six months ended September 30, 2004. Financing activities provided $12,224 of cash during the six months ended September 30, 2003 resulting from the payment by Centex of a capital contribution committed to by Centex in anticipation of the distribution.

Critical Accounting Policies

     In our Form 10-K filed with the Securities and Exchange Commission on May 24, 2004, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     In October 2004, the FASB concluded that Statement 123R, SHARE-BASED PAYMENT, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of Statement 123R will have on its financial position and results of operations.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     Market Risk - Market risk is the risk of loss arising from adverse changes in market prices and interest rates. We may from time to time be exposed to interest rate risk inherent in our financial instruments, but are not currently subject to foreign currency or commodity price risk. We manage our exposure to these market risks through our regular operating and financing activities. We are not currently a party to any market risk sensitive instruments that could be reasonably expected to have a material effect on our financial condition or results of operations.

Item 4: Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

Part II. Other Information

Item 6: Exhibits

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

Cavco Industries, Inc.

Registrant

November 3, 2004	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

November 3, 2004	/s/ Sean K. Nolen

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