Form 10-Q
period 2004-12-31
CAVCO INDUSTRIES INC
filed 2005-02-07
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 4, 2005

Common Stock, $.01 Par Value	6,288,730 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
December 31, 2004

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2004 (unaudited) and March 31, 2004	1

Consolidated Income Statements (unaudited) for the three and nine months ended December 31, 2004 and 2003	2

Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2004 and 2003	3

Notes to Consolidated Financial Statements	4 - 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Part II. OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	14
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets
Cash	$39,054	$30,775
Restricted cash	1,139	827
Accounts receivable	5,955	6,479
Inventories	9,021	7,995
Prepaid expenses and other current assets	1,433	1,701
Deferred income taxes	3,690	3,570
Retail assets held for sale	1,597	2,941

Total current assets	61,889	54,288

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	5,151	5,043
Machinery and equipment	6,257	6,216
	13,738	13,589
Accumulated depreciation	(6,232)	(5,369)

	7,506	8,220

Goodwill	67,346	67,346

Total assets	$136,741	$129,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,025	$6,105
Accrued liabilities	20,938	18,986

Total current liabilities	23,963	25,091

Deferred income taxes	8,560	6,830

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 6,288,730 shares	63	63
Additional paid-in capital	119,998	119,998
Unamortized value of restricted stock	(375)	(563)
Accumulated deficit	(15,468)	(21,565)

Total stockholders’ equity	104,218	97,933

Total liabilities and stockholders’ equity	$136,741	$129,854

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$38,820	$33,489	$113,392	$93,824
Cost of sales	31,745	27,251	92,955	76,991

Gross profit	7,075	6,238	20,437	16,833
Selling, general and administrative expenses	3,505	3,148	10,923	10,287

Income from operations	3,570	3,090	9,514	6,546
Interest income	134	63	335	138

Income from continuing operations before income taxes	3,704	3,153	9,849	6,684
Income tax expense	(1,445)	(1,260)	(3,902)	(2,015)

Income from continuing operations	2,259	1,893	5,947	4,669
Income (loss) from discontinued retail operations less income taxes of $100 in 2004	—	—	150	(73)

Net Income	$2,259	$1,893	$6,097	$4,596

Net income per share (basic):
Continuing operations	$0.36	$0.30	$0.95
Discontinued retail operations	—	—	0.02

Net Income	$0.36	$0.30	$0.97

Net income per share (diluted):
Continuing operations	$0.34	$0.30	$0.91
Discontinued retail operations	—	—	0.02

Net Income	$0.34	$0.30	$0.93

Weighted average shares outstanding:
Basic	6,288,730	6,292,990	6,288,730

Diluted	6,548,394	6,294,102	6,529,864

Proforma financial information:
Income from continuing operations before income taxes				$6,684
Proforma income tax expense				(2,672)

Proforma income from continuing operations				4,012
Proforma loss from discontinued operations, net of proforma taxes				(44)

Proforma net income				$3,968

Proforma net income (loss) per share - Basic and Diluted:
Continuing operations				$0.64
Discontinued operations				(0.01)

Net income				$0.63

Proforma weighted average shares outstanding:
Basic				6,256,260

Diluted				6,256,630

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$6,097	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	828	898
Amortization of restricted stock	188	375
Deferred income taxes provision	1,610	1,344
Impairment charges	270
Changes in operating assets and liabilities:
Restricted cash	(312)	(27)
Accounts receivable	524	1,485
Inventories	318	2,612
Prepaid expenses and other current assets	268	(825)
Accounts payable and accrued liabilities	(1,128)	3,800

Net cash provided by operating activities	8,663	14,258

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(384)	(166)

Net cash used in investing activities	(384)	(166)

FINANCING ACTIVITIES
Funding provided by Centex	—	12,224

Net cash provided by financing activities	—	12,224

Net increase in cash	8,279	26,316

Cash at beginning of period	30,775	—

Cash at end of period	$39,054	$26,316

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$1,780	$490

Supplemental schedule of noncash financing activities:

Issuance of restricted stock		$1,000

Assumption of net deferred tax liability		$700

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004
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

     All shares authorized, outstanding and per share amounts for all periods presented have been restated to give retroactive application to the January 31, 2005 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on January 18, 2005.

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”) was merged into Cavco Inc. and 100% of the outstanding shares of common stock of Cavco Inc. were distributed to the stockholders of Centex Corporation (“Centex”), Cavco Inc.’s parent company. Subsequent to this distribution, Cavco Inc. became a separate public company.

     Prior to June 30, 2003, Cavco LLC was incorporated into the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for prior to June 30, 2003. As a result of the distribution described above, proforma tax amounts have been presented on the face of the consolidated income statement for the nine months ended December 31, 2003 as if the Company was a stand-alone taxable entity. Proforma income tax expense is calculated assuming a 40% effective tax rate. As a stand-alone taxable entity, the deferred taxes associated with its assets and liabilities have been assumed by the Company from Centex and recorded in its financial statements. The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.

     For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the notes to consolidated financial statements in the Form 10-K.

     Accounting For Stock Based Compensation - The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”), under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 123”). For the disclosure requirements of SFAS 123, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the three and nine months ended December 31, 2004 were volatility of 28.9%, risk-free interest rate of 3.6%, dividend rate of 0.0% and an expected life of the options of 5 years.

     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the proforma amounts for the three and nine months ended December 31, 2004 and 2003 as follows. The Company had not granted any options prior to December 12, 2003. For the nine month period ended December 31, 2003, net income includes the proforma tax provision discussed above.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$2,259	$1,893	$6,097	$3,968
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $64, $182, $235 and $182, respectively	(96)	(274)	(353)	(274)

Proforma net income	$2,163	$1,619	$5,744	$3,694

Basic net income per share:
As reported	$0.36	$0.30	$0.97	$0.63
Pro forma	$0.34	$0.26	$0.91	$0.59
Diluted net income per share:
As reported	$0.34	$0.30	$0.93	$0.63
Pro forma	$0.33	$0.26	$0.88	$0.59

     During December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Share-based payments include stock options which the Company grants to some of its employees and directors under its stock incentive plan at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company plans to adopt SFAS 123R effective April 1, 2005.

     Because the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method, it has recognized no compensation cost for stock options granted. Accordingly, the adoption of SFAS 123R’s fair value method will impact our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above.

2. Inventories

     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at December 31, 2004 and March 31, 2004 were as follows:

	December 31,	March 31,
	2004	2004
Raw materials	$3,756	$3,004
Work in process	2,240	1,981
Finished goods	3,025	3,010

Total inventories	$9,021	$7,995

3. Revolving line of credit

     The Company has established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA which expires on July 31, 2006. As of December 31, 2004, $820 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Balance at beginning of period	$4,575	$4,316	$4,596	$4,241
Charged to costs and expenses	1,824	1,333	4,690	4,414
Deductions	(1,416)	(1,432)	(4,303)	(4,438)

Balance at end of period	$4,983	$4,217	$4,983	$4,217

5. Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $21,221 at December 31, 2004. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $1,900 at December 31, 2004. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.

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

6. Impairment Charges

     Due to weak industry conditions in the market served by one of the Company’s retail locations leading to a reduction in the cash flows generated by this location, the Company recognized an impairment charge of $270 in the nine month period ended December 31, 2004 for the write down of the buildings, improvements and equipment at this location. The amount of the charge represented the difference between the net book value of these assets and their fair value which was determined by comparison to sales prices for similar assets. The charge is included in selling, general and administrative expenses in the Company’s Retail segment.

7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share. For the nine months ended December 31, 2003, proforma net income includes the proforma income tax provision discussed in Note 1. Earnings per share calculations for all periods presented have been restated to give retroactive application to the January 31, 2005 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on January 18, 2005.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income	$2,259	$1,893	$6,097

Weighted average shares outstanding:
Basic	6,288,730	6,292,990	6,288,730
Add: Effect of dilutive stock options	259,664	1,112	241,134

Diluted	6,548,394	6,294,102	6,529,864

Net income per share:
Basic	$0.36	$0.30	$0.97

Diluted	$0.34	$0.30	$0.93

Proforma net income				$3,968

Proforma weighted average shares outstanding:
Basic				6,256,260
Add: Effect of dilutive stock options				370

Diluted				6,256,630

Proforma net income per share:
Basic				$0.63

Diluted				$0.63

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales
Manufacturing	$38,563	$31,412	$111,846	$88,789
Retail	2,231	4,391	7,166	12,841
Less: Intercompany	(1,974)	(2,314)	(5,620)	(7,806)

Total consolidated net sales	$38,820	$33,489	$113,392	$93,824

Income (loss) from operations
Manufacturing	$5,217	$3,844	$14,105	$9,987
Retail	(252)	50	(800)	(117)
Intercompany profit in inventory	(50)	120	235	180
General corporate charges	(1,345)	(924)	(4,026)	(3,504)

Total consolidated income from operations	$3,570	$3,090	$9,514	$6,546

Depreciation
Manufacturing	$202	$199	$587	$597
Retail	41	37	120	115
Corporate	38	58	121	186

Total consolidated depreciation	$281	$294	$828	$898

Capital expenditures
Manufacturing	$168	$20	$369	$163
Corporate	—	—	15	3

Total consolidated capital expenditures	$168	$20	$384	$166

	As of
	December 31,	March 31,
	2004	2004
Total assets
Manufacturing	$88,485	$88,631
Retail	3,777	3,774
Retail assets held for sale	1,597	2,941
Corporate, primarily cash and deferred taxes	42,882	34,508

Total consolidated assets	$136,741	$129,854

9. Discontinued Operations

     The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. There were no operating losses for the three months ended December 31, 2004 or 2003 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. Income from discontinued retail operations for the nine months ended December 31, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed retail locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during the second quarter of fiscal 2005. The loss from discontinued retail operations for the nine months ended December 31, 2003 primarily represents accrued lease costs related to one of the retail locations closed during the first quarter of fiscal 2004. Net sales for the retail sales centers to be disposed of were $2,608 and $4,944 for the three month periods ended December 31, 2004 and 2003, respectively and $10,801 and $17,303 for the nine month periods ended December 31, 2004 and 2003, respectively. The decline in sales versus the prior year was primarily due to the closure or disposal of retail sales centers in accordance with the Company’s plans.

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

Results of Operations - (Dollars in thousands)
Three and nine months ended December 31, 2004 compared to 2003

     Net Sales. Total net sales increased 15.9% to $38,820 for the three months ended December 31, 2004 compared to $33,489 last year. For the first nine months of the fiscal year ending March 31, 2005, net sales increased 20.9% to $113,392 versus $93,824 last year.

     Manufacturing net sales increased 22.8% to $38,563 for the three months ended December 31, 2004 from $31,412 for last year and 26.0% to $111,846 for the first nine months of fiscal 2005 from $88,789 last year. These increases in sales were attributable to increases in wholesale sales prices and the number of homes sold. Total homes sold during the current quarter increased 10.6% to 1,000 wholesale shipments versus 904 last year and the average sales price per home increased 11.0% to $38,563 versus $34,748 last year. For the first nine months of fiscal 2005, the number of homes sold increased 11.5% to 2,942 wholesale shipments versus 2,638 last year and the average sales price per home increased 13.0% to $38,017 versus $33,658 last year. The higher volume of homes sold resulted from our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements.

     Retail net sales decreased $2,160 to $2,231 for the three months ended December 31, 2004 from $4,391 for the same period last year and $5,675 to $7,166 for the first nine months of fiscal 2005 from $12,841 last year. This decrease in retail sales was primarily due to further credit tightening which has eliminated certain lower end buyers and increased manufacturing backlogs which have lengthened delivery times for new homes.

     Gross Profit. Gross profit as a percent of sales decreased to 18.2% for the three months ended December 31, 2004 from 18.6% last year and increased to 18.0% for the first nine months of fiscal 2005 from 17.9% last year. The decrease in gross profit as a percent of sales for the three months ended December 31, 2004 versus last year was primarily due to increased material costs and increased warranty accruals partially offset by the efficiencies realized through higher production rates. For the nine months ended December 31, 2004 versus the comparable period last year, increases in material costs have been offset by efficiencies realized through higher production rates. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, raw steel and products built with steel and petroleum-based products and services, including delivery costs.

     Gross profit increased to $7,075 for the three months ended December 31, 2004 from $6,238 last year and to $20,437 for the first nine months of fiscal 2005 from $16,833 last year. This increase in gross profit was due to the overall increase in net sales offset by the lower gross profit percentage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.3% or $357 to $3,505 or 9.0% of net sales for the three months ended December 31, 2004 versus $3,148 or 9.4% of net sales last year. This increase was primarily the result of incentive compensation programs tied to profitability and increases in the cost of being a stand alone public company, including the costs of complying with the Sarbanes Oxley Act. For the first nine months of fiscal 2005, selling, general and administrative expenses increased 6.2% or $636 to $10,923 from $10,287 last year. This increase was due to the items noted above and an impairment charge of $270 to write down the net book value of certain retail assets to their fair value partially offset by less amortization of restricted stock in the current period.

     Interest Income. Interest income represents income earned on unrestricted cash. The increases in interest income for the current quarter and the first nine months of fiscal 2005 versus the comparative periods for last year resulted from the increase in the Company’s available cash.

     Income Taxes. The effective income tax rate for the three and nine months ended December 31, 2004 approximated the Company’s estimated combined statutory rate of 39%. Prior to the distribution on June 30, 2003, Cavco LLC was incorporated in the consolidated income tax returns of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing consolidated income tax returns would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for income tax purposes and therefore on a stand-alone basis would not be subject to income taxes. As a result of the distribution described above, proforma tax amounts for the nine months ended December 31, 2003 which included a period prior to the date of the distribution have been presented on the face of the consolidated income statement as if the Company was a stand-alone taxable entity. Proforma income tax expense is calculated based on a combined statutory rate of 40%.

     Discontinued Retail Operations. There were no operating losses for the three months ended December 31, 2004 or 2003 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. Income from discontinued retail operations for the nine months ended December 31, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed retail locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during the current quarter. The loss from discontinued retail operations for the nine months ended December 31, 2003 primarily represents accrued lease costs related to one of the retail locations closed during that period.

Liquidity and Capital Resources

     Prior to the distribution noted above, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. Subsequent to the distribution, we are now responsible for funding our own operating needs.

     The Company has established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA. As of December 31, 2004, $820 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC expires on July 31, 2006.

     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.

     We believe that cash on hand at December 31, 2004, together with cash flow from operations, will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million line of credit facility with Bank One that can be used to supplement these sources of liquidity.

     Operating activities provided $8,663 of cash during the nine months ended December 31, 2004 compared to providing $14,258 of cash during the first nine months of last year. Cash generated by operating activities was derived from operating income before non-cash charges. Cash provided by operating activities last year included amounts generated through the liquidation of retail inventories held for sale and an increase in accounts payable and accrued expenses resulting from the timing of payments due to vendors and service providers.

     Investing activities required the use of $384 of cash during the nine months ended December 31, 2004 compared to the use of $166 last year. The cash used for investing activities during the nine months ended December 31, 2004 was primarily for capital expenditures for our manufacturing facilities.

     The Company had no financing activities during the nine months ended December 31, 2004. Financing activities provided $12,224 of cash during the nine months ended December 31, 2003 resulting from the payment by Centex of a capital contribution committed to by Centex in anticipation of the distribution.

Critical Accounting Policies

     In our Form 10-K filed with the Securities and Exchange Commission on May 24, 2004, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     During December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Share-based payments include stock options which the Company grants to some of its employees and directors under its stock incentive plan at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company plans to adopt SFAS 123R effective April 1, 2005.

     Because the Company currently accounts for share-based payments to employees using the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, it has recognized no compensation cost for stock options granted. Accordingly, the adoption of SFAS 123R’s fair value method will impact our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

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

Item 4: Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

Cavco Industries, Inc.

Registrant

February 7, 2005	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

February 7, 2005	/s/ Sean K. Nolen

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