Form 10-K
period 2005-03-31
CAVCO INDUSTRIES INC
filed 2005-05-20
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market as of September 30, 2004 was $118,731,222.

6,288,730
(Number of shares of common stock outstanding as of May 19, 2005)

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2005

     Unless otherwise indicated in the Form 10-K, “Cavco,” “us,” “we,” “our,” “the Company” and similar terms refer to Cavco Industries, Inc. and its subsidiary.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

     We are the largest producer of manufactured homes in Arizona, having made wholesale shipments of 3,992 manufactured housing units during our fiscal year ended March 31, 2005. We are also the 12th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2003 data published by Manufactured Home Merchandiser, an industry trade publication. Our business is vertically integrated and encompasses manufacturing and wholesale and retail marketing and sales operations.

     Our manufactured homes are produced under various tradenames and in a variety of floor plans and price ranges. We produce homes constructed to the building standards promulgated by the U.S. Department of Housing and Urban Development, or HUD, and by the International and Universal Building Codes as well as park model homes and vacation cabins. Our HUD code homes generally range in size from approximately 500 to 3,000 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are multi-section homes, although we do produce a limited number of single-section homes. Our park model homes are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for retirement living and are placed in planned communities or recreational home parks. We also produce vacation cabins and commercial structures for a variety of purposes, including portable school classrooms and showrooms.

     We currently operate three manufacturing plants in the Phoenix, Arizona area, which range in size from 79,000 to 203,000 square feet. We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers.

     We sell manufactured homes through both a network of independent dealers and through company-owned retail outlets. As of March 31, 2005, our products were offered for sale through approximately 338 independent retail outlets in 14 states. A substantial majority of these independent retail outlets are located in Arizona, California, New Mexico and Colorado. As of March 31, 2005, we had a total of 11 company-owned retail outlets, located primarily in Texas and Arizona. We disposed of 7 of our company-owned retail outlets in fiscal 2005 and we expect to dispose of or close more than half of our remaining retail outlets during the next 12 months. We plan to dispose of or close these retail outlets because they have generated substantial operating losses in recent years and, as a result of weak industry conditions and adverse legislation enacted in Texas, we do not anticipate significant improvements in the markets in which these outlets operate in the foreseeable future. The disposition or closure of these retail outlets will reduce future operating losses from our retail operations and will provide cash through the liquidation of their inventory that can be redeployed to more profitable operations. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as these outlets do not sell products manufactured by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”

     Despite a pronounced downturn in the manufactured housing industry, we generated income from continuing operations before income taxes, which primarily encompass three manufacturing plants in Arizona and our corporate office, of $15.8 million, $9.3 million and $6.8 million for fiscal 2005, 2004 and 2003, respectively. We believe that our ability to maintain the profitability of our continuing operations during the current industry downturn is attributable in significant part to efficient production, a high value product line, focused sales efforts and stringent cost control.

Industry Overview

     General. Manufactured housing provides an alternative in suburban and rural areas to other forms of new low-cost housing such as site-built housing, panelized homes and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the National Conference of States on Building Codes and Standards, or the NCSBCS, and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2004, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 8% of all new single-family housing starts and 10% of all new single-family homes sold.

     Industry wholesale shipments of HUD code homes totaled approximately 131,000 homes in 2004 and 2003, versus 168,000 homes in 2002 according to data reported by the Manufactured Housing Institute (“MHI”). However, we believe that demand for manufactured housing is significantly higher, as evidenced by the retail sale of an estimated 90,000 repossessed homes during each of the last three years.

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

     As a result of the foregoing factors, based on industry data, we estimate that approximately 54% of all industry retail locations have closed since 1999 and that industry manufacturers have closed 120 manufacturing operations, representing 36% of the industry’s manufacturing facilities. In addition, we estimate that inventories of new manufactured homes in the retail marketplace declined by approximately 59% from June 1999 to November 2004. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our company.

     The principal regional markets we have targeted have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 48% from 1999 to 2004. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 79% and 76%, respectively, during the same period.

     U.S. wholesale shipments and retail sales of manufactured homes could continue to experience adverse conditions for the remainder of 2005 due to some or all of the factors described above. We expect industry sales volumes to be adversely affected until consumer and wholesale financing is more readily available, consumer repossessions return to normal levels and retail and wholesale inventories of new homes are reduced.

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

Products

     Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 70% of the homes we produced in fiscal 2005 were HUD code homes. The remaining homes we produce are primarily park model homes, which are constructed to building standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce camping cabins and commercial structures built to state and local standards for a variety of purposes, including portable school classrooms and showrooms.

     We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are ranch-style homes. Our HUD code homes generally range in size from approximately 500 to 3,000 square feet. In recent years, our sales of larger multi-section homes has been increasing. In fiscal 2005, we produced and sold 3,992 homes, of which 2,741 were multi-section. Included in single-section production are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.

     Each home contains a living room, dining area, kitchen, one, two, three, four or five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Optional equipment includes fireplaces, central air conditioning, tile roofs, vaulted ceilings, skylights, hardwood floors and cabinetry and energy conservation items. We also offer a variety of structural and decorative customizations to meet the home buyer’s specifications.

     During fiscal 2005, our average wholesale home price for a HUD code home was approximately $44,000, excluding delivery. Retail sales prices of our homes, without land, generally range from $18,000 to more than $100,000, depending upon size, floor plan, features and options. Approximately 90% of the homes we produce are sold in transactions covering both the home and the land on which it is placed.

     The homes we manufacture are sold under a variety of registered trademarks, including “Cavco,” “Cavco Homes,” “Sunbuilt,” “Villager,” “Sun Villa,” “Cedar Court,” “Westcourt,” “Winrock,” “Catalina,” “Cavco Gold Key Guarantee,” “Saguara,” “Elite,” “Desert Rose,” “Sunburst,” “Cavco Cabins,” “AAA Homes,” “Litchfield Limited,” “Vantage,” “SmartBuilt” and “Cavco Home Center.”

     Our manufactured homes are constructed and equipped at our manufacturing facilities. The finished home is then transported by independent trucking companies either to a retail sales center or the customer’s site. The transportation cost is borne by the retailer. Retailers or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although our manufactured homes are designed to be transportable, only a small percentage are ever moved from their original site after installation.

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

     We currently operate three manufacturing facilities in the Phoenix, Arizona area. Our manufacturing facilities range from approximately 79,000 to 203,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities operate on a one shift per day, five and one-half days per week basis, and we currently manufacture a typical home in approximately five to six days. As of March 31, 2005, our current rate of production was approximately 29 sections per day.

     As a result of the industry downturn, we have closed two manufacturing facilities since 1999. These facilities were located in Belen, New Mexico and Seguin, Texas. In March 2003, we transferred all of our ownership interests in these facilities to Centex and Centex has assumed all associated obligations and liabilities.

     Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our HUD Code manufacturing facilities serves approximately 150 retailers and our park model and vacation cabin facility serves approximately 50 ongoing dealers along with a large number of one time purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.

     The following table sets forth the total number of homes sold and the number of manufacturing facilities operated by us for the fiscal years indicated:

	Year Ended March 31,
	2005	2004	2003
Homes sold:
Single-section	1,251	1,138	979
Multi-section	2,741	2,508	2,396

Total homes sold	3,992	3,646	3,375

Operating manufacturing facilities at end of period	3	3	3

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

     Our backlog of orders as of March 31, 2005 was approximately $35 million. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. We have, however, historically experienced only a limited number of cancellations. Because of the seasonality of the housing market, the level of our order backlog generally declines during the winter months.

Sales and Distribution

     The following table sets forth the number of homes sold by us through independent and company-owned distribution channels during the last three fiscal years, as well as the number of independent retail outlets and company-owned retail centers at the end of the applicable period:

	Year Ended March 31,
	2005	2004	2003
Home sold through:
Independent retail outlets	3,809	3,411	3,095
Company-owned retail centers	183	235	280

Total homes sold	3,992	3,646	3,375

Number of independent retail outlets at the end of the period	338	379	311

Number of company-owned retail centers at the end of the period	11	18	25

     Independent Retailers. As of March 31, 2005, we had a network of 338 independent retail outlets, of which there were 130 in Arizona, 147 in California, 16 in New Mexico, 11 in Colorado, 5 in Utah, 10 in Nevada, 7 in Washington, 2 in Texas, 3 in Oregon, 2 in Idaho, 2 in Nebraska and 1 in each of Alaska, Illinois and Wyoming. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. In fiscal 2005, no single independent retailer accounted for more than 5% of our manufacturing sales.

     We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products in trade shows and support our retailers through the distribution of floor plan literature, brochures, decor boards and point of sale promotional material.

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

     Company-Owned Retail Sales Centers. As of March 31, 2005, we had a total of 11 company-owned retail centers, of which 5 sold exclusively our homes and the remainder sold primarily homes manufactured by other companies. Over the next 12 months, we plan to dispose of or close certain company-owned retail centers.

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

     As of March 31, 2005, company-owned sales centers had an average inventory of 11 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories and currently have no outstanding debt.

     Our company-owned retail centers employ salespersons who are compensated through a combination of salary and commission. Retail centers do not have administrative staff, as we perform most administrative functions at our corporate headquarters.

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

Financing

     Wholesale Financing. In accordance with manufactured housing industry practice, approximately 35% of our wholesale sales are to independent retailers who finance a portion of their home purchases through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. We estimate that our potential obligations under such repurchase agreements were approximately $25.3 million as of March 31, 2005.

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

     In addition to us, there are a number of other manufacturers competing for a significant share of the manufactured housing market in the Arizona, California and New Mexico areas, including Palm Harbor Homes, Inc., Fleetwood Enterprises, Inc., Clayton Homes, Inc., Oakwood Homes Corporation, Champion Enterprises, Inc., Chariot Eagle Homes and Karsten Homes. Clayton Homes, Inc. and Oakwood Home Corporation were recently acquired by Berkshire Hathaway Inc. We believe that our business (based on retail sales) accounted in 2004 for an approximate 34% share of the Arizona market area, an approximate 9% share of the California market area, an approximate 8% share of the New Mexico market area and smaller shares of market areas in the other states in which we do business. We do not view any of our competitors as being dominant in the industry as a whole or the principal markets in which we compete, although a number of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources than us.

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

     During the twelve years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation or investigation of the site. We do not have any underground storage tanks at our Goodyear, Arizona facility.

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

Employees

     As of March 31, 2005, we had approximately 1,200 employees. None of our employees are represented by a labor union. We have not experienced any labor-related work stoppages and believe that our relationship with our employees is good.

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

Risks Related to Our Business

We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future

     Although we generated income from continuing operations during the past four fiscal years, we have incurred net losses in prior years. Net losses in these years were attributable in substantial part to the recent downturn affecting the manufactured housing industry, which is discussed in detail below. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, as well as the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.

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

     As a result of the foregoing factors, based on industry data, we estimate that approximately 54% of all industry retail locations have closed since 1999 and that industry manufacturers have closed 120 manufacturing facilities, representing 36% of the industry’s manufacturing facilities.

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

A write-off of all or part of our goodwill could adversely affect our operating results and net worth

     A substantial portion of our total assets at March 31, 2005 consisted of goodwill, all of which is attributable to our manufacturing operations. In particular, goodwill accounted for approximately 46% of our total assets at March 31, 2005. Effective in fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our consolidated financial statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.

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

We have contingent repurchase obligations related to wholesale financing provided to industry retailers

     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 months). We estimate that our potential obligations under such repurchase agreements were approximately $25.3 million as of March 31, 2005. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

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

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline

     During fiscal 2005, approximately 95% of our wholesale shipments of manufactured homes were made to independent retail locations in the United States. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.

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

We have a limited operating history as an independent company

     Prior to June 30, 2003, we operated as a wholly-owned subsidiary of Centex. Accordingly, our management team has limited experience in operating our company as an independent public company. We no longer have any affiliation with Centex, and our ability to satisfy our obligations and achieve or maintain profitability is solely dependent upon the future performance of our business. In addition, our management team will need to comply with the numerous regulatory and other requirements applicable to independent public companies, including requirements relating to corporate governance, listing standards and securities and investor relations issues.

You may have difficulty evaluating our business, as our historical financial information may not be representative of what our results of operations would have been if we had been an independent company

     Our historical financial statements included in this Annual Report may not reflect the results of operations, financial condition and cash flows that would have been achieved by our company had we been operated independently prior to June 30, 2003. We have not made adjustments to this information to reflect changes that may have occurred in our cost structure, funding and operations as a result of being an independent public company. Among other things, our historical financial statements may not reflect the costs to us of borrowing funds as a stand-alone entity, additional compensation costs or the costs of complying with laws and regulations applicable to public companies.

We could be responsible for certain tax liabilities if the Internal Revenue Service challenges the tax-free nature of the distribution

     Centex received a private letter ruling from the Internal Revenue Service to the effect that the distribution of shares of Cavco common stock to stockholders of Centex will be tax-free to its stockholders, except to the extent that cash is received in lieu of fractional shares, and that Centex will generally not recognize income, gain or loss for federal income tax purposes as a result of the distribution. The ruling was based on then current law and was subject to the accuracy of certain representations made by Centex in its request for the private letter ruling and certain assumptions regarding Centex and us that are described in the ruling.

     Although Centex and we are not aware of any facts or circumstances that would cause the representations made by Centex in its request for the private letter ruling or the assumptions on which the ruling was based to be materially incorrect, no assurance can be given in this regard. If any of these representations or assumptions were to prove to be materially incorrect, and the Internal Revenue Service were to challenge the tax-free nature of the distribution, it is possible that the distribution could be held to be a distribution taxable as a dividend by Centex of our common stock to the stockholders of Centex for federal income tax purposes.

     If the distribution were held to be a taxable distribution, Centex would be subject to tax to the extent that the fair market value of our common stock exceeded the adjusted tax basis of Centex in our common stock at the time of the distribution. In addition, each holder of Centex common stock who received shares of our common stock in the distribution would generally be treated as having received a taxable dividend in an amount equal to the fair market value of our common stock received at the time of the distribution (assuming that Centex had current or accumulated earnings and profits equal to the total value of the distribution).

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

We may be required to satisfy certain indemnification obligations to Centex, or may not be able to collect on indemnification rights from Centex

     We entered into a distribution agreement with Centex in connection with the distribution, which agreement allocates responsibility between Centex and us for various liabilities and obligations. For example, the distribution agreement provides that we and Centex will agree to indemnify one another against claims arising with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. The principal purpose for our indemnification obligations is to provide assurance to Centex that we will bear all liabilities arising from the Cavco business and associated assets. Our ability to satisfy any such indemnification obligations will depend upon the future financial strength of our company. At the present time, although we cannot determine the amount for which we may be obligated to indemnify Centex, we do not believe that the amount of our potential indemnification obligations is likely to be material. We also cannot assure you that we will be successful in collecting on any indemnification obligations that may be owing to us by Centex. If we or Centex were unable to fund or collect on these indemnification obligations, our financial condition and results of operations could be adversely affected.

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

Volatility of Stock Price

     The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include the perceived prospects of our business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which we operate; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

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

     Our company-owned retail centers generally range in size from one acre to 5 acres. All of these locations are leased by us. Over the next 12 months, we plan to dispose of or close more than one-half of our remaining company-owned retail centers. The following table sets forth our 11 current company-owned retail centers by location.

Lease Term
Location	Expiration
Marana, AZ	November 30, 2008
Mesa, AZ (2)	November 30, 2009
Tucson, AZ	February 17, 2006
Yuma, AZ	February 17, 2006
Albuquerque, NM	June 30, 2006
Bastrop, TX (2)	January 31, 2006
Kaufman, TX (2)	December 10, 2005
New Braunfels, TX (2)	September 30, 2008
Porter, TX (2)	April 30, 2009
Wills Point, TX (2)	January 31, 2006
Spring, TX (1)	May 31, 2005

(1)	Disposed of after March 31, 2005.

(2)	The Company has early termination options ranging from 3 to 6 months for these leases.

     We also lease approximately 11,000 square feet of office space in Phoenix, Arizona for our corporate headquarters. Our corporate headquarters lease is scheduled to expire in 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 22, 2004, we held our Annual Meeting of Stockholders and the following matters were resolved by vote:

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

EXECUTIVE OFFICERS OF CAVCO (See Item 10 of Part III of this Report)

     The following is an alphabetical listing of our executive officers as of May 19, 2005, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between any of these officers.

Name	Age	Positions with Cavco or Business Experience
David L. Blank	43	Vice President of Operations since November 1996; General Manager of our Litchfield facility from 1993 to 1996

Sean K. Nolen	42	Vice President, Chief Financial Officer, Treasurer and Secretary since March 1999; Vice President, Chief Financial Officer, Treasurer and Director of Simula, Inc. from May 1996 to March 1999; Senior Manager, Manager and staff with Deloitte & Touche, LLP from May 1984 to May 1996

Joseph H. Stegmayer	54	Chairman of the Board, Chief Executive Officer and President since March 2001; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President - Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock began trading on the NASDAQ National Market under the symbol “CVCO” on July 1, 2003 following its spin-off from Centex Corporation. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NASDAQ for the Company’s common stock adjusted for the 2-for-1 stock split paid January 31, 2005.

	Closing Sales Price
	High	Low
Year ended March 31, 2005
Fourth Quarter	$28.12	$22.38
Third Quarter	23.18	19.03
Second Quarter	20.01	18.00
First Quarter	20.43	17.70

Year ended March 31, 2004
Fourth Quarter	$19.90	$11.80
Third Quarter	12.10	10.76
Second Quarter	10.72	8.98
First Quarter	N/A	N/A

     As of May 9, 2005, the Company had approximately 1,350 shareholders of record and approximately 6,700 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data regarding Cavco Industries, Inc. and its subsidiary for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The selected consolidated financial data as of March 31, 2005, 2004, 2003 and 2002 and for the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001 were derived from the audited consolidated financial statements of Cavco Industries, Inc. and its subsidiary. The selected consolidated financial data as of March 31, 2001 was derived from unaudited consolidated financial statements of Cavco Industries, Inc. and its subsidiary.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data:
Net sales	$157,435	$128,857	$110,037	$95,728	$95,480
Cost of sales	127,916	106,230	90,683	80,429	77,792

Gross profit	29,519	22,627	19,354	15,299	17,688
Selling, general and administrative expenses	14,245	13,583	12,200	11,535	14,370
Impairment charges	—	—	—	—	9,496
Goodwill amortization	—	—	—	—	3,416

Income (loss) from operations	15,274	9,044	7,154	3,764	(9,594)
Interest income (expense), net	532	233	(344)	(655)	(1,073)

Income (loss) from continuing operations before income taxes	15,806	9,277	6,810	3,109	(10,667)
Income tax expense	(6,229)	(3,054)	—	—	—

Income (loss) from continuing operations	9,577	6,223	6,810	3,109	(10,667)
Loss from discontinued manufacturing operations		—	(3,404)	(1,777)	(11,235)
Income (loss) from discontinued retail operations	550	(73)	(7,951)	(2,768)	(5,367)

Net income (loss)	$10,127	$6,150	$(4,545)	$(1,436)	$(27,269)

Net income per share (basic):
Continuing operations	$1.52	$0.99
Discontinued operations	0.09	(0.01)

Net income	$1.61	$0.98

Net income per share (diluted):
Continuing operations	$1.46	$0.98
Discontinued operations	0.08	(0.01)

Net income	$1.54	$0.97

Weighted average shares outstanding:
Basic	6,288,730	6,261,182

Diluted	6,557,819	6,311,812

Proforma Data (unaudited):
Income (loss) from continuing operations		$9,277	$6,810	$3,109	$(10,667)
Proforma income tax (expense) benefit (1)		(3,711)	(2,724)	(1,244)	4,267

Proforma net income (loss) from continuing operations		$5,566	$4,086	$1,865	$(6,400)

Proforma weighted average common shares outstanding (basic) (2)		6,261,182	6,178,538	6,178,538	6,178,538

Proforma net income (loss) per share from continuing operations (basic)		$0.89	$0.66	$0.30	$(1.04)

Proforma weighted average common shares outstanding (diluted)		6,311,812	6,178,538	6,178,538	6,178,538

Proforma net income (loss) per share from continuing operations (diluted)		$0.88	$0.66	$0.30	$(1.04)

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Balance Sheet Data:
Cash	$46,457	$30,775	$—	$—	$—
Restricted cash	1,028	827	2,275	1,148	1,888
Accounts receivable	7,545	6,479	5,264	3,834	8,836
Inventories	9,703	7,995	6,861	8,302	10,214
Prepaid expenses and other current assets	1,202	1,701	640	679	834
Deferred income taxes	3,610	3,570	—	—	—
Receivable from Centex (3)	—	—	12,224	—	—
Retail assets held for sale	1,114	2,941	7,841	17,459	15,788
Manufacturing assets to be distributed to Centex	—	—	—	8,365	10,200

Total current assets	70,659	54,288	35,105	39,787	47,760
Property, plant and equipment — net	7,472	8,220	9,161	9,957	4,415
Goodwill	67,346	67,346	67,346	67,346	67,346

Total assets	$145,477	$129,854	$111,612	$117,090	$119,521

Total current liabilities	$28,077	$25,091	$19,266	$24,111	$26,597
Deferred income taxes	9,090	6,830	—	—	—
Long-term debt, less current portion	—	—	—	3,460	3,575
Funding provided by Centex (3)	—	—	—	32,546	30,940
Total stockholders’ equity	108,310	97,933	92,346	56,973	58,409

Total liabilities and stockholders’ equity	$145,477	$129,854	$111,612	$117,090	$119,521

Other Data:
Depreciation-continuing operations	$1,053	$1,163	$1,167	$1,202	$949

Capital expenditures-continuing operations	$575	$222	$373	$7,465	$1,191

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

     On January 6, 2005, the Board of Directors of Cavco Industries, Inc. authorized a 2-for-1 split of its common stock in the form of a 100% stock dividend. The dividend was paid on January 31, 2005 to stockholders of record as of January 18, 2005. All information presented in the selected consolidated financial data set forth above is presented as if this stock split had been completed as of the beginning of the applicable period.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Cavco Industries, Inc. is the largest producer of manufactured homes in Arizona and 12th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2003 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers. As of March 31, 2005, the Company operated three homebuilding facilities located in Arizona and 11 Company-owned sales centers in three states. Homes produced by the Company are also sold through a network of 338 independent retail outlets in 14 states.

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

     As a result of the foregoing factors, based on industry data, we estimate that approximately 54% of all industry retail locations have closed since mid-1999 and that industry manufacturers have closed 120 manufacturing facilities, representing 36% of the industry’s manufacturing facilities. In addition, we estimate that inventories of new manufactured homes in the retail marketplace declined by approximately 59% from June 1999 to November 2004. According to data reported by MHI, wholesale shipments remained flat at 131,000 units for 2004. This followed declines of 22%, 13%, 23% and 28% for 2003, 2002, 2001, and 2000, respectively. The principal regional markets in which we participate have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 48% from 1999 to 2004. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 79% and 76%, respectively, during the same period.

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

     Due to the continuation of negative industry conditions through fiscal 2003, as well as the adverse legislation in Texas, we initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As a result, we recorded impairment charges of $2.7 million to write down retail-related property, plant and equipment to its fair value during fiscal 2003 and a charge of $2.2 million to record retail inventories at their market value. As of March 31, 2005, we have a total of 11 Company-owned retail outlets, located primarily in Texas and Arizona. We disposed of 7 of our Company-owned sales retail outlets in fiscal 2005, and we expect to dispose of or close more than half of our remaining outlets during the next 12 months. We expect that the costs of closing these outlets, including leasehold termination and severance costs, will be less than $250,000 in fiscal 2006. The disposition or closure of these retail outlets will reduce future operating losses from our retail operations and will provide cash through the liquidation of their inventory that can be redeployed to more profitable operations. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as the outlets to be closed do not sell products manufactured by our manufacturing facilities.

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

Results of Operations
(Dollars in thousands)

     The following table summarizes certain financial and operating data for fiscal 2005, fiscal 2004 and fiscal 2003.

	Year Ended March 31,
	2005	2004	2003
Statement of Operations Data:
Net sales
Manufacturing	$155,691	$123,036	$106,833
Retail	9,655	15,362	15,059
Less: Intercompany	(7,911)	(9,541)	(11,855)

Total net sales	157,435	128,857	110,037
Cost of sales	127,916	106,230	90,683

Gross profit	29,519	22,627	19,354
Selling, general and administrative expenses	14,245	13,583	12,200

Income from operations	15,274	9,044	7,154
Interest income (expense)	532	233	(344)

Income from continuing operations before income taxes	15,806	9,277	6,810
Income tax expense	(6,229)	(3,054)	—

Income from continuing operations	9,577	6,223	6,810
Loss from discontinued manufacturing operations	—	—	(3,404)
Income (loss) from discontinued retail operations	550	(73)	(7,951)

Net income (loss)	$10,127	$6,150	$(4,545)

Pro Forma Data (unaudited):
Income from continuing operations		$9,277	$6,810
Pro forma income tax expense		(3,711)	(2,724)

Pro forma net income from continuing operations		$5,566	$4,086

Other Data:
Floor shipments — manufacturing	6,884	6,223	5,816

Home shipments — manufacturing	3,992	3,646	3,375

Home shipments — retail	132	200	256

Depreciation	$1,053	$1,163	$1,167

Capital expenditures	$575	$222	$373

Fiscal 2005 Compared to Fiscal 2004

     Net Sales. Total net sales increased 22.2% to $157,435 in fiscal 2005 from $128,857 in fiscal 2004.

     Manufacturing net sales increased 26.5% to $155,691 in fiscal 2005 from $123,036 in fiscal 2004. These increases in sales were attributable to increases in wholesale sales prices and the number of homes sold. The average sales price per home increased 15.6% to $39,001 in fiscal 2005 from $33,745 last year. Total homes sold during fiscal 2005 increased 9.5% to 3,992 wholesale shipments versus 3,646 last year. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements. The higher volume of homes sold resulted from our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes.

     Retail net sales decreased $5,707 to $9,655 for fiscal 2005 from $15,362 last year. This decrease in retail sales was primarily due to further credit tightening which has eliminated certain lower end buyers and increased manufacturing backlogs which have lengthened delivery times for new homes.

     Gross Profit. Gross profit as a percent of sales increased to 18.7% for fiscal 2005 from 17.6% for last year. The increase in gross profit percentage was due to the efficiencies realized through higher production rates offset by increased material costs which were not fully offset by sales price increases and increased warranty accruals due to increased sales and increases in dealer inventories. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, raw steel and products built with steel and petroleum-based products and services, including delivery costs. Gross profit increased to $29,519 for fiscal 2005 from $22,627 for fiscal 2004. This increase in gross profit was due to the overall increase in net sales and the higher gross profit percentage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.9% or $662 to $14,245 or 9.0% of net sales for fiscal 2005 versus $13,583 or 10.5% of net sales last year. This increase was primarily the result of incentive compensation programs tied to profitability and increases in the cost of being a stand alone public company, including the costs of complying with the Sarbanes Oxley Act. Included in selling general and administrative expenses for fiscal 2005 are benefits totaling $470 related to legal and lease reserves reversed upon better than originally anticipated resolution of certain contingencies.

     Interest Income. Interest income represents income earned on unrestricted cash. The increase in interest income for fiscal 2005 versus fiscal 2004 is due to the increase in the Company’s available cash.

     Income Taxes. The effective income tax rate for both fiscal 2005 and fiscal 2004 approximated the Company’s estimated combined statutory rate of 39%. Prior to the distribution on June 30, 2003, Cavco LLC was incorporated in the consolidated income tax returns of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing consolidated income tax returns would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for income tax purposes and therefore on a stand-alone basis would not be subject to income taxes. As a result of the distribution described above, proforma tax amounts for fiscal 2004 which included a period prior to the date of the distribution have been presented on the face of the consolidated income statement as if the Company was a stand-alone taxable entity. Proforma income tax expense is calculated based on a combined statutory rate of 40%.

     Discontinued Retail Operations. We initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2005, we have a total of 11 Company-owned retail outlets, located primarily in Texas and Arizona. We disposed of 7 of our Company-owned retail outlets in fiscal 2005 and we expect to dispose of or close more than half of our remaining outlets during the next 12 months. Because we believe it is probable that the assets of the retail sales centers to be disposed of will be sold within one year, these assets are classified as held for sale and the operations of these retail sales centers are classified as discontinued operations. Income from discontinued retail operations for fiscal 2005 resulted from better than anticipated results from liquidating retail inventories at our closed retail locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during the year. The loss from discontinued retail operations for fiscal 2004 primarily represents accrued lease costs related to one of the retail locations we closed during the year. In fiscal 2005, the retail sales centers classified as discontinued operations generated sales of $14.1 million versus $20.9 million in fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

     Net Sales. Total net sales increased 17.1% to $128,857 in fiscal 2004 from $110,037 in fiscal 2003.

     Manufacturing net sales increased 15.2% to $123,036 in fiscal 2004 from $106,833 in fiscal 2003. This increase was primarily attributable to the trend toward larger homes with more amenities and a higher volume of homes sold. The increase in homes sold was the result of our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and increased sales of specialty products in new and existing markets. Total homes sold during fiscal 2004 increased 8.0% to 3,646 wholesale shipments versus 3,375 in fiscal 2003 and the average wholesale sales price per home increased 6.6% to $33,745 versus $31,654 in fiscal 2003.

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

     Interest Expense. Interest income in fiscal 2004 represents income earned on unrestricted cash. In anticipation of the distribution noted above, all of our outstanding third party debt was repaid and the intercompany debt owed to Centex was contributed to capital prior to March 31, 2003. As a result, we did not incur any interest expense in fiscal 2004.

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

     Discontinued Retail Operations. We initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2004, we had a total of 18 Company-owned retail outlets, located primarily in Texas and Arizona. We disposed of 8 of our Company-owned retail outlets in fiscal 2004 and we expected to dispose of or close more than half of our remaining outlets during fiscal 2005. Because we believed it was probable that the assets of the retail sales centers to be disposed of would be sold within one year, these assets were classified as held for sale and the operations of these retail sales centers were classified as discontinued operations. The loss from discontinued retail operations for fiscal 2004 primarily represents accrued lease costs related to one of the retail locations we closed during the year. There were no operating losses for fiscal 2004 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. In fiscal 2004, the retail sales centers classified as discontinued operations generated sales of $20.9 million versus $27.9 million in fiscal 2003. The loss from discontinued retail operations for fiscal 2003 includes an impairment charge of $2,691 to write down property, plant and equipment to its fair value and a charge of $2,200 to record retail inventories at their market value. The operating losses related to these sales centers were $3,060 for fiscal 2003.

Liquidity and Capital Resources

Prior to the distribution on June 30, 2003, we participated in Centex’s central cash management program, wherein all of our cash receipts were remitted to Centex and all cash disbursements were funded by Centex. The net balance resulting from these transactions is included in our consolidated statement of cash flows as “Funding Provided by Centex.” As a result of the distribution, we are now responsible for funding our own operating needs and are no longer able to depend on Centex.

     We have established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA. As of March 31, 2005, $820 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.

     We believe that cash on hand at March 31, 2005 together with cash flow from operations will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million credit facility with Bank One that can be used to supplement these sources of liquidity. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the manufactured housing industry and general economic conditions outside of our control.

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

     Operating activities provided $16,257 of cash during fiscal 2005 compared to providing $18,773 of cash during fiscal 2004. Cash generated by operating activities in both fiscal 2005 and fiscal 2004 was primarily derived from operating income before non-cash charges and an increase in accounts payable and accrued expenses resulting from the timing of payments owed to vendors and various service providers. In addition, fiscal 2004 benefited from the liquidation of retail inventories at discontinued locations.

     Investing activities required the use of $575 of cash during fiscal 2005 compared to the use of $222 of cash during fiscal 2004 for normal recurring capital expenditures.

     Financing activities provided $12,224 in cash in fiscal 2004 as a result of the final funding by Centex in connection with the distribution.

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations at March 31, 2005, consisting of future payments under non-cancelable operating lease agreements. For additional information related to these obligations, see Note 7 to the consolidated financial statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Commitments for future payments under noncancelable operating lease commitments	$3,486	$1,309	$1,691	$486	$—

     The following table summarizes our contingent commitments at March 31, 2005, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Note 7 to the consolidated financial statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$25,270	$7,654	$17,616	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2005 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers.

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

     Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts, warranty costs related to homes sold and the timing in which work orders are completed. We have a reserve for estimated warranties of $5.6 million and $4.6 million at March 31, 2005 and 2004, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

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

     We review the aging of retail dealers’ inventory to estimate the amount of inventory subject to repurchase obligation. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased and consider individual dealers financial condition. The maximum amount for which we are contingently liable under such agreements approximated $25.3 million at March 31, 2005. Since mid-1999, the manufactured housing industry has been affected by three major challenges — retail financing availability, repossessions and retail inventory levels. The rapid growth in the number of retailers prior to the deterioration of retail financing has resulted in an imbalance between retail inventory levels and consumer demand. If retail financing were to significantly weaken further, the inventory imbalance could result in even greater price competition, gross margin deterioration and have an overall material adverse effect on our operating results. Although our practice of manufacturing only to order coupled with closely monitoring retail stocking levels has enabled us to continue to tightly manage inventories, we are unable to predict the impact on our results of operations and financial condition if industry conditions were to further deteriorate. As of March 31, 2005 and 2004, we have a reserve for repurchase commitments of $1.8 million and $2.0 million, respectively.

     Impairment of Long-Lived Assets. Since the latter part of 1999, we and the manufactured housing industry have experienced a downturn in business as discussed above. Due to deteriorating market conditions, during this time, we idled our New Mexico and Texas manufactured housing facilities and implemented plans to dispose of or close certain of our under-performing retail locations. We evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     Goodwill. We test goodwill annually for impairment by reporting unit and record an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We generally utilize either quoted market values or a discounted cash flow methodology to test for impairment of goodwill. The results of discounted cash flow methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

     As of March 31, 2005, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2005. This analysis used the market value of our outstanding common stock which is primarily supported by our manufacturing operations and resulted in the conclusion that the goodwill was not impaired. The current year analysis further validated the analysis used at March 31, 2003 that used a discounted cash flow methodology with respect to the anticipated future cash flows of the manufacturing operations.

     In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely effect our operating results and net worth. See “Business — Risk Factors.”

Other Matters

     Related Party Transactions. During fiscal 2005, 2004, and 2003, we purchased raw materials of approximately $3.6 million, $3.5 million, and $3.0 million, respectively, from affiliates of Centex. These purchases have been at prices and on terms comparable to those that would be available in arm’s-length transactions. We expect to continue to purchase these materials on arm’s-length terms from these affiliates of Centex in the future. However, these materials are also readily available from other suppliers at market rates, and we are under no obligation to purchase these materials from current or former affiliates of Centex. During fiscal 2003, we sold homes for approximately $2.0 million to an affiliate of Centex.

     Impact of Inflation. We believe that the relatively moderate rate of general inflation over the past several years has not had a significant impact on our sales or profitability, but can give no assurance that this trend will continue in the future. We generally have been able to increase our selling prices to offset increased costs. However, sudden increases in specific costs, such as the increases in material costs we have recently experienced since early 2004, as well as price competition, can affect our ability to increase our selling prices and adversely impact our results of operations. Therefore, we can give no assurance that inflation or the impact of rising material costs will not have a significant impact on our sales or results of operations in the future.

     Impact of Accounting Statements. During December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Share-based payments include stock options which the Company grants to some of its employees and directors under its stock incentive plan at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company plans to adopt SFAS 123R effective April 1, 2006.

     Because the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method, it has recognized no compensation cost for stock options granted. Accordingly, the adoption of SFAS 123R’s fair value method will impact our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. In general, all statements contained in this Annual Report that are not historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “project,” “intend,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are included, for example, in discussions regarding:

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

     Management’s Assessment on Internal Controls Over Financial Reporting – The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this report.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors and Related Matters,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2005, which are incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of Part A of this Report which is incorporated in this Item 10 by reference.

     For the Company’s Code of Ethics, refer to the Company’s website at cavco.com.

ITEM 11. EXECUTIVE COMPENSATION

     For a description of the Company’s executive compensation, see “Election of Directors,”, “Executive Compensation” (other than the “Report of Compensation Committee on Executive Compensation” and the “Performance Graph”), and “Certain Transactions” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2005, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2005, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of certain relationships and related transactions of the Company, see “Executive Compensation-Compensation Committee Interlocks and Insider Participation,” and “Certain Transactions” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2005, which are incorporated herein by reference.

ITEM 14 . PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For a description of principal accounting fees and services, see “Ratification of Appointment of Independent Auditors – Audit Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2005, which is incorporated herein by reference.

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

     The Company filed a Current Report on Form 8-K on January 6, 2005, with respect to a press release announcing that its Board of Directors had authorized a 2-for-1 split of Cavco Industries, Inc. common stock in the form of a 100% stock dividend to be payable on January 31, 2005 for stockholders of record as of January 18, 2005.

     The Company filed a Current Report on Form 8-K on January 20, 2005, with respect to a press release announcing its fiscal third quarter net earnings for the quarter ended December 31, 2004.

(c)	Exhibits

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco Industries, Inc. (“Cavco”)	Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.2	Amended and Restated Bylaws of Cavco	Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.1	Stock Incentive Plan of Cavco*	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003

10.1a	Form of stock option agreement for Stock Incentive Plan*	Filed herewith

10.2	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.3	Employment Agreement, dated June 30, 2003, between Sean K. Nolen and Cavco*	Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.4	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.5	Credit Agreement dated September 17, 2003 between Bank One NA and Cavco	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

10.6	Amendment to Credit Agreement dated as of December 16, 2003 between Bank One NA and Cavco	Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.6a	Amendment to Credit Agreement dated November 10, 2004	Filed herewith

10.7	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks, dated June 30, 2003, between Centex Corporation (“Centex”) and Cavco	Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.8	Administrative Services Agreement, dated June 30, 2003, between Centex Service Company and Cavco	Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.9	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.10	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

21	List of Subsidiaries of Cavco	Filed herewith

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of CEO – Rule 13a-14/15d-14	Filed herewith

31.2	Certification of CFO – Rule 13a-14/15d-14	Filed herewith

32.1	Certification of CEO – Section 906	Filed herewith **

32.2	Certification of CFO – Section 906	Filed herewith **

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

Cavco Industries, Inc.

Registrant

Date: May 20, 2005	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2005	/s/ Sean K. Nolen

Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Joseph H. Stegmayer	Chairman of the Board, Director and Principal Executive Officer	May 20, 2005

/s/ Steven G. Bunger	Director	May 20, 2005

/s/ Jacqueline Dout	Director	May 20, 2005

/s/ Jack Hanna	Director	May 20, 2005

/s/ Michael Thomas	Director	May 20, 2005

CAVCO INDUSTRIES, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of Cavco Industries, Inc.,

The management of Cavco Industries, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of March 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Date: May 16, 2005

/s/ Joseph H. Stegmayer

Joseph H. Stegmayer
President and Chief Executive Officer
Cavco Industries, Inc.

Date: May 16, 2005

/s/ Sean K. Nolen

Sean K. Nolen
Chief Financial Officer
Cavco Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Cavco Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cavco Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cavco Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 of Cavco Industries, Inc. and subsidiary, and our report dated May 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
May 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cavco Industries, Inc.

We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiary at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
May 16, 2005

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2005	2004
ASSETS
Current assets
Cash	$46,457	$30,775
Restricted cash	1,028	827
Accounts receivable	7,545	6,479
Inventories	9,703	7,995
Prepaid expenses and other current assets	1,202	1,701
Deferred income taxes	3,610	3,570
Retail assets held for sale	1,114	2,941

Total current assets	70,659	54,288

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	5,045	5,043
Machinery and equipment	6,446	6,216

	13,821	13,589
Accumulated depreciation	(6,349)	(5,369)

	7,472	8,220

Goodwill	67,346	67,346

Total assets	$145,477	$129,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,978	$6,105
Accrued liabilities	22,099	18,986

Total current liabilities	28,077	25,091

Deferred income taxes	9,090	6,830

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 6,288,730 shares in 2005 and 2004	63	63
Additional paid-in capital	119,998	119,998
Unamortized value of restricted stock	(313)	(563)
Accumulated deficit	(11,438)	(21,565)

Total stockholders’ equity	108,310	97,933

Total liabilities and stockholders’ equity	$145,477	$129,854

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2005	2004	2003
Net sales	$157,435	$128,857	$110,037
Cost of sales	127,916	106,230	90,683

Gross profit	29,519	22,627	19,354
Selling, general and administrative expenses	14,245	13,583	12,200

Income from operations	15,274	9,044	7,154
Interest income (expense)	532	233	(344)

Income from continuing operations before income taxes	15,806	9,277	6,810
Income tax expense	(6,229)	(3,054)	—

Income from continuing operations	9,577	6,223	6,810
Discontinued operations:
Loss from discontinued manufacturing operations	—	—	(3,404)
Income (loss) from discontinued retail operations less income taxes of $350 in 2005	550	(73)	(7,951)

Net income (loss)	$10,127	$6,150	$(4,545)

Net income per share (basic):
Continuing operations	$1.52	$0.99
Discontinued retail operations	0.09	(0.01)

Net income	$1.61	$0.98

Net income per share (diluted):
Continuing operations	$1.46	$0.98
Discontinued retail operations	0.08	(0.01)

Net income	$1.54	$0.97

Weighted average shares outstanding:
Basic	6,288,730	6,261,182

Diluted	6,557,819	6,311,812

Proforma financial information:
Income from continuing operations before income taxes		$9,277	$6,810
Proforma income tax expense		(3,711)	(2,724)

Proforma income from continuing operations		5,566	4,086
Proforma loss from discontinued operations, net of proforma taxes		(44)	(6,813)

Proforma net income (loss)		$5,522	$(2,727)

Proforma net income (loss) per share (basic):
Continuing operations		$0.89	$0.66
Discontinued operations		(0.01)	(1.10)

Net income (loss)		$0.88	$(0.44)

Proforma net income (loss) per share (diluted):
Continuing operations		$0.88	$0.66
Discontinued operations		(0.01)	(1.10)

Net income (loss)		$0.87	$(0.44)

Proforma weighted average shares outstanding:
Basic		6,261,182	6,178,538

Diluted		6,311,812	6,178,538

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

			Additional	Unamortized
	Common Stock		paid-in	value of	Accumulated
	Shares	Amount	capital	restricted stock	deficit	Total
Balance, April 1, 2002	6,178,538	$63	$74,258	$—	$(17,348)	$56,973
Distribution to Centex					(5,822)	(5,822)
Contribution from Centex			45,740			45,740
Net loss					(4,545)	(4,545)

Balance, March 31, 2003	6,178,538	63	119,998	—	(27,715)	92,346
Assumption of net deferred tax liability from Centex			(1,000)			(1,000)
Issuance of restricted stock	110,192		1,000	(1,000)		—
Amortization of restricted stock				437		437
Net income					6,150	6,150

Balance, March 31, 2004	6,288,730	63	119,998	(563)	(21,565)	97,933
Amortization of restricted stock				250		250
Net income					10,127	10,127

Balance, March 31, 2005	6,288,730	$63	$119,998	$(313)	$(11,438)	$108,310

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended March 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$10,127	$6,150	$(4,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation - continuing operations	1,053	1,163	1,167
Depreciation - discontinued operations	—	—	787
Amortization of restricted stock	250	437	—
Deferred income taxes provision	2,220	2,260	—
Impairment and other related charges-continuing operations	270	—	—
Impairment and other related charges-discontinued operations	—	—	7,106
Changes in operating assets and liabilities:
Restricted cash	(201)	1,448	(1,127)
Accounts receivable	(1,066)	(1,215)	(1,430)
Inventories	119	3,766	5,690
Prepaid expenses and other current assets	499	(1,061)	39
Accounts payable and accrued liabilities	2,986	5,825	(4,730)

Net cash provided by operating activities	16,257	18,773	2,957

INVESTING ACTIVITIES
Continuing operations:
Purchases of property, plant and equipment	(575)	(222)	(373)
Discontinued operations:
Purchases of property, plant and equipment	—	—	(225)
Proceeds from disposition of assets	—	—	246

Net cash used in investing activities	(575)	(222)	(352)

FINANCING ACTIVITIES
Funding provided by Centex	—	12,224	(3,575)
Principal payments on long-term debt	—	—	970

Net cash provided by (used in) financing activities	—	12,224	(2,605)

Net increase in cash	15,682	30,775	—
Cash at beginning of year	30,775	—	—

Cash at end of year	$46,457	$30,775	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—	$837

Cash paid during the year for income taxes	$3,921	$1,600

Supplemental schedule of non-cash financing and investing activities:
Issuance of restricted stock		$1,000

Assumption of net deferred tax liability		$1,000

Property, plant and equipment distributed to Centex			$5,822

Capital contribution provided by Centex			$33,516

See accompanying notes.

CAVCO INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005)

1. Summary of Significant Accounting Policies

     Principles of Consolidation — These consolidated financial statements include the accounts of Cavco Industries, Inc., (“Cavco Inc.”) and its wholly-owned subsidiary, CRG Holdings, LLC, (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. See Note 11 for information related to the Company’s business segments.

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

     Revenue Recognition — Revenue from homes sold to independent retailers are recognized when the home is shipped, which is when the title passes to the independent retailer. Homes sold to independent retailers are generally paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements (see Note 7). Manufacturing sales are reduced by a provision for estimated repurchase obligations based upon past experience and market conditions. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.

     Restricted Cash — Restricted cash represents deposits received from customers required to be held in trust accounts which the Company can not access for general operating purposes until the sale of the home to the customer is completed.

     Accounts Receivable — The Company extends credit in the normal course of business under normal trade terms and our accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses at March 31, 2005 and 2004.

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

     Asset Impairment — The Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. See Note 12 for impairment charges recorded by the Company.

     Goodwill — Goodwill is the excess of cost over fair value of net assets of businesses acquired. The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles” and accordingly, goodwill is no longer amortized.

     The Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2005 and 2004, all of the Company’s goodwill is attributable to its manufacturing reporting unit. The Company performed its annual goodwill impairment analysis as of March 31, 2005. This analysis used the market value of the Company’s outstanding common stock which is primarily supported by the Company’s manufacturing operations and resulted in the conclusion that the goodwill was not impaired.

     Warranties — Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale.

     Insurance — The Company’s workmen’s compensation insurance coverages have been provided under an insurance policy whereby the Company is responsible for individual claims up to $500. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates provided by the plan’s administrator as well as the Company’s prior experience. The Company’s product liability and general liability insurance coverages have been provided under insurance policies which provide for deductibles of $1,000. Incurred claims identified under the Company’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations, such as the nature of each claim or incident. Total insurance expense for workmen’s compensation insurance and liability insurance coverages were $1,526, $1,044 and $1,163 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

     Advertising — Advertising costs are expensed as incurred and were $337, $574 and $830 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

     Freight — Substantially all freight costs are reimbursed by the Company’s customers. Sales and cost of sales include freight income and expense of $5,204, $4,910 and $4,210 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

     Income Taxes — Prior to the spin-off from Centex (Note 2), the Company was incorporated in the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for in these financial statements for periods prior to June 30, 2003 as the Company and Centex agreed that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. Pro forma income tax expense (benefit) for the fiscal year ended March 31, 2003 and for the first quarter of the fiscal year ended March 31, 2004 has been calculated based on a 40% effective tax rate and presented on the face of the statement of operations as if the Company had been a stand-alone taxable entity for those periods.

     Net Income Per Share – The Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted). Diluted earnings per share calculations include dilutive stock options of 269,089 and 50,630 for fiscal 2005 and fiscal 2004, respectively. Proforma net income (loss) per share is calculated using the number of shares of our common stock which were distributed to the stockholders of Centex (Note 2).

     Stock Dividend — On January 6, 2005, Cavco Inc. announced that its Board of Directors had authorized a 2-for-1 split of its common stock in the form of a 100% stock dividend. The dividend was paid on January 31, 2005 to stockholders of record as of January 18, 2005. All information presented in these financial statements has been presented as if this stock split had been completed as of the beginning of the applicable period.

     Accounting For Stock Based Compensation — The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”), under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 123”). For the disclosure requirements of SFAS No. 123, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used in the Black-Scholes model were as follows:

	Stock Options Granted in
	Fiscal Year
	2005	2004
Volatility	28.9%	24.7%
Risk-free interest rate	3.7%	2.1%
Dividend Yield	0.0%	0.0%
Expected option life in years	5	5

     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS No. 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the proforma amounts for the years ended March 31, 2005 and 2004 as follows. For the year ended March 31, 2004, net income presented in the following table includes the proforma income tax provision discussed above.

	March 31,
	2005	2004
Net income, as reported	$10,127	$5,522
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefits of $297 and $225, respectively	(445)	(338)

Proforma net income	$9,682	$5,184

Basic net income per share:
As reported	$1.61	$0.88
Pro forma	$1.54	$0.83
Diluted net income per share:
As reported	$1.54	$0.87
Pro forma	$1.48	$0.82

     Recent Accounting Pronouncements — During December 2004, the Financial Accounting Standards Board issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Share-based payments include stock options which the Company grants to some of its employees and directors under its stock incentive plan at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company plans to adopt SFAS 123R effective April 1, 2006.

     Because the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method, it has recognized no compensation cost for stock options granted. Accordingly, the adoption of SFAS 123R’s fair value method will impact our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share above.

2. Spin-Off from Centex Corporation

     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”) was merged into Cavco Inc. and 100% of the outstanding shares of common stock of Cavco Inc. were distributed to the stockholders of Centex, Cavco Inc.’s parent company (the “Distribution”). Upon this Distribution, Cavco Inc. became a separate public company. The stockholders’ equity section of the balance sheet and the statement of stockholders’ equity have been presented assuming the merger of Cavco LLC into Cavco Inc. had occurred on March 31, 2003 and 6,178,538 shares of common stock of Cavco Inc. were issued and outstanding.

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

3. Inventories

     Inventories consist of the following:

	March 31,
	2005	2004
Raw materials	$3,811	$3,004
Work in process	2,546	1,981
Finished goods	3,346	3,010

	$9,703	$7,995

4. Revolving Line of Credit

     The Company has established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA which expires on July 31, 2006. As of March 31, 2005, $820 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.

5. Accrued Liabilities

     Accrued liabilities consist of the following:

	March 31,
	2005	2004
Estimated warranties	$5,576	$4,596
Customer deposits	3,642	2,675
Salaries, wages and benefits	3,527	3,240
Accrued expenses on homes sold	3,398	2,536
Reserve for repurchase commitments	1,800	2,000
Accrued insurance	1,510	1,538
Other	2,646	2,401

	$22,099	$18,986

6. Employee Benefit Plans

     The Company has a self-funded group medical plan which is administered by third party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $1,905, $2,301 and $2,262 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

     The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute up to 100% of their eligible compensation up to federal limits to the 401k Plan. The Company matches 50% of the first 5% contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Contribution expense was $253, $133 and $133 in fiscal years 2005, 2004 and 2003, respectively.

7. Commitments and Contingencies

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $25,300 at March 31, 2005. The Company had a reserve for repurchase commitments of $1,800 and $2,000 at March 31, 2005 and 2004, respectively, based on prior experience and existing market conditions. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.

     The Company leases certain equipment and facilities under noncancelable operating leases with various renewal options. Rent expense was $2,010, $2,345 and $2,434 for fiscal years 2005, 2004 and 2003, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 31, 2005, are as follows (in thousands):

Fiscal Year
2006	$1,309
2007	972
2008	719
2009	336
2010 and thereafter	150

$3,486

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

8. Valuation and Qualifying Accounts

     The following table sets forth certain valuation and qualifying accounts for the fiscal years ended March 31, 2005, 2004 and 2003.

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
Reserve for repurchase commitments:
Year ended March 31, 2005	$2,000	(200)	—	$1,800

Year ended March 31, 2004	$2,000	—	—	$2,000

Year ended March 31, 2003	$2,000	—	—	$2,000

Estimated warranties:
Year ended March 31, 2005	$4,596	6,831	(5,851)	$5,576

Year ended March 31, 2004	$4,241	6,342	(5,987)	$4,596

Year ended March 31, 2003	$4,789	5,805	(6,353)	$4,241

9. Income Taxes

     Prior to the spin-off from Centex (Note 2), the Company was incorporated in the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for in these financial statements for periods prior to June 30, 2003. The provision for income taxes for fiscal 2005 and the period from July 1, 2003 to March 31, 2004 were as follows:

		Period from
	Year ended	July 1, 2003
	March 31,	to March 31,
	2005	2004
Current
Federal	$3,686	$676
State	583	118

Total current	4,269	794
Deferred
Federal	1,994	1,920
State	316	340

Total deferred	2,310	2,260

Total provision	$6,579	$3,054

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory Federal income tax rate to pretax income as follows:

		Period from
	Year ended	July 1, 2003
	March 31,	to March 31,
	2005	2004
Income from continuing operations:
For the year ended March 31, 2004		$9,277
Less: Period from April 1, 2003 to June 30, 2003		(1,642)

Period from July 1, 2003 to March 31, 2004		$7,635

Income tax provision for continuing operations at the expected Federal income tax rate of 34%	$5,374	$2,596
State income taxes, net of Federal tax effect	855	458

Total provision for continuing operations	6,229	3,054
Income tax provision for discontinued operations	350	—

Total income tax provision	$6,579	$3,054

     Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2005 and 2004 were as follows:

	March 31,	March 31,
	2005	2004
Net current deferred tax assets
Warranty reserves	$2,230	$1,838
Repurchase reserves	720	800
Insurance reserves	403	418
Other	257	514

	$3,610	$3,570

Net long-term deferred tax (liabilities) assets
Goodwill	$(9,532)	$(7,358)
Depreciation	334	528
Other	108	—

	$(9,090)	$(6,830)

10. Stock Options and Incentive Plan

     The Company has a stock incentive plan whereby stock options or awards of restricted stock may be made to certain of our officers, directors and key employees. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. As of March 31, 2005, 315,790 options were exercisable. The following table summarizes the activity in outstanding stock options for the years ended March 31, 2005 and 2004. There were no stock options or awards of restricted stock prior to April 1, 2003.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at April 1, 2003	—	$—
Granted	577,580	11.55
Exercised	—	—
Canceled or forfeited	—	—

Outstanding at March 31, 2004	577,580	$11.55
Granted	149,000	20.56
Exercised	—	—
Canceled or forfeited	(6,000)	20.00

Outstanding at March 31, 2005	720,580	$13.34

     During the year ended March 31, 2004, the Company granted 110,192 shares of restricted stock which were recorded at their fair market value at the date of grant. The fair value of restricted stock is amortized to compensation expense as they vest. As of March 31, 2005, 55,096 shares of restricted stock had vested.

     The following table summarizes information about equity compensation plans as of March 31, 2005:

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	excluding securities
	and rights	and rights	reflected in column (a)
Equity compensation plans approved by stockholders:

Stock incentive plan	720,580	$13.34	179,420

Restricted stock award	55,096	$—	—

Equity compensation plans not approved by stockholders:

None	—	—	—

11. Business Segment Information

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

	Year Ended March 31,
	2005	2004	2003
Net sales
Manufacturing	$155,691	$123,036	$106,833
Retail	9,655	15,362	15,059
Less: Intercompany	(7,911)	(9,541)	(11,855)

Total consolidated net sales	$157,435	$128,857	$110,037

Income (loss) from operations
Manufacturing	$20,816	$13,773	$10,776
Retail	(926)	(374)	(999)
Intercompany profit in inventory	215	160	83
General corporate charges	(4,831)	(4,515)	(2,706)

Total consolidated income from operations	$15,274	$9,044	$7,154

Total assets
Manufacturing	$89,358	$88,631	$85,820
Retail	4,824	3,774	5,565
Retail assets held for sale	1,114	2,941	7,841
Corporate	50,181	34,508	12,386

Total consolidated assets	$145,477	$129,854	$111,612

Depreciation
Manufacturing	$777	$785	$809
Retail	131	148	108
Corporate	145	230	250

Total consolidated depreciation	$1,053	$1,163	$1,167

Capital expenditures
Manufacturing	$560	$211	$324
Retail	—	7	—
Corporate	15	4	49

Total consolidated capital expenditures	$575	$222	$373

     Total Corporate assets are comprised primarily of cash and deferred taxes at March 31, 2005 and 2004 and the receivable from Centex at March 31, 2003.

12. Impairment and Other Related Charges

     Due to the continuation of weak industry conditions through fiscal 2003 as well as adverse legislation that affected the form and structure of permanent financing extended to Texas manufactured home consumers which further negatively affected retail sales volumes in Texas, the Company initiated plans to dispose of more than two-thirds of its retail sales locations and their assets. As a result of these difficult industry conditions and the Company’s plans to dispose of these assets, the Company recorded an impairment charge of $2,691 to write down property, plant and equipment to its fair value and a charge of $2,200 to record retail inventories at their market value both of which are included in the loss from discontinued operations (Note 13) for fiscal 2003.

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

13. Discontinued Operations

     The operations of the Company’s New Mexico and Texas manufacturing facilities which have been distributed to Centex (Note 12) are classified as discontinued operations. These facilities had no sales subsequent to March 31, 2002.

     As discussed in Note 12, the Company has initiated plans to sell or dispose of certain of its retail sales centers and their underlying assets. Because the Company believes it is probable that the assets of the retail sales centers to be disposed of will be sold within one year, these assets are classified as held for sale. The operations of these retail sales centers and two retail sales centers previously identified for closure in fiscal 2001 are classified as discontinued operations. Net sales for these retail sales centers were $14,126, $20,912 and $27,880 for the fiscal years ended March 31, 2005, 2004 and 2003. Retail assets held for sale, consisting solely of inventories, were $1,114 and $2,941 at March 31, 2005 and 2004, respectively.

     Interest expense specifically incurred by the Company’s retail segment (Note 11) has been allocated to discontinued retail operations based on the ratio of the assets of the discontinued retail operations to total retail assets. Interest expense included in discontinued operations was $0, $0 and $535 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. General corporate administrative expenses are not allocated to discontinued operations.

14. Related Party Transactions

     Funding — In anticipation of the Distribution, Centex contributed the net amount it had advanced to the Company through March 31, 2003 for various transactions as well as an additional amount to the capital of the Company to increase the Company’s tangible net worth to $25,000. This additional contribution was paid in full by Centex in May 2003.

     Corporate Services — In accordance with Staff Accounting Bulletin No. 55, expense allocations from Centex have been reflected in these financial statements. These expenses include management compensation, legal and general corporate administration. These charges were based on amounts negotiated between the Company and Centex or percentage allocations based on estimates of actual time spent. Such allocations and charges totaled $475 for the fiscal year ended March 31, 2003. Management believes that the basis used for allocating services provided by Centex is reasonable. However, the terms of these transactions may differ from those that would have resulted from transactions among unrelated parties. For the fiscal year ended March 31, 2005 and 2004, the Company has been solely responsible for all of its operating expenses.

     During fiscal 2005, 2004, and 2003, the Company purchased raw materials of approximately $3,649, $3,491, and $2,999, respectively, from affiliates of Centex. During fiscal 2003, the Company sold homes for approximately $1,957 to an affiliate of Centex.

15. Quarterly Financial Data (Unaudited)

     The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2005 and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2005
Net sales	$35,937	$38,635	$38,820	$44,043	$157,435
Gross profit	6,093	7,269	7,075	9,082	29,519
Income from continuing operations	2,844	3,301	3,704	5,957	15,806
Discontinued operations:
Income from discontinued retail operations	—	150	—	400	550
Net (loss) income	1,707	2,131	2,259	4,030	10,127
Net income per share (basic):
Continuing operations	$0.27	$0.32	$0.36	$0.58	$1.52
Discontinued operations	—	0.02	—	0.06	0.09

Net income	$0.27	$0.34	$0.36	$0.64	$1.61

Net income per share (diluted):
Continuing operations	$0.26	$0.30	$0.34	$0.55	$1.46
Discontinued operations	—	0.03	—	0.06	0.08

Net income	$0.26	$0.33	$0.34	$0.61	$1.54

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2004
Net sales	$29,515	$30,820	$33,489	$35,033	$128,857
Gross profit	5,301	5,294	6,238	5,794	22,627
Income from continuing operations	1,643	1,888	3,153	2,593	9,277
Discontinued operations:
Loss from discontinued manufacturing operations	—	—	—	—	—
Loss from discontinued retail operations	(73)	—	—	—	(73)
Net income	1,570	1,133	1,893	1,554	6,150
Proforma net income (loss) per share (basic):
Continuing operations	$0.16	$0.18	$0.30	$0.25	$0.89
Discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.15	$0.18	$0.30	$0.25	$0.88

Proforma net income (loss) per share (diluted):
Continuing operations	$0.16	$0.18	$0.30	$0.24	$0.88
Discontinued operations	(0.01)	—	—	—	(0.01)

Net income	$0.15	$0.18	$0.30	$0.24	$0.87

     Included in selling general and administrative expenses for the fourth quarter of fiscal 2005 are benefits totaling $470 related to legal and lease reserves reversed upon better than originally anticipated resolution of certain contingencies.

     Included in net income for the fourth quarter of fiscal 2005 is income from discontinued retail operations of $650 or $400 net of income tax resulting from better than previously projected results from liquidating retail inventories at closed retail locations.

     Included in net income for the second quarter of fiscal 2005 is income from discontinued retail operations of $250 or $150 net of income tax resulting from better than previously projected results from liquidating retail inventories at closed retail locations partially offset by an accrual for estimated lease costs for one retail location closed during the second quarter.

     For the first quarter of fiscal 2004, per share amounts are based on proforma income and the shares of the Company’s common stock which were distributed to the stockholders of Centex (Notes 1 and 2).

Exhibit Index

Exhibit
Number	Description
10.1a	Form of stock option agreement for Stock Incentive Plan

10.6a	Amendment to Credit Agreement dated October 22, 2004

21	List of Subsidiaries of Cavco

23	Consent of Ernst & Young, independent registered public accounting firm

31.1	Certification of CEO – Rule 13a-14/15d-14

31.2	Certification of CFO – Rule 13a-14/15d-14

32.1	Certification of CEO – Section 906

32.2	Certification of CFO – Section 906