Form 10-Q
period 2005-08-03
CAVCO INDUSTRIES INC
filed 2005-08-04
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of	56-2405642 (IRS Employer
incorporation or organization)	Identification Number)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding at August 1, 2005 6,288,730 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
June 30, 2005

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2005	2005
	(Unaudited)
ASSETS
Current assets
Cash	$50,394	$46,457
Restricted cash	845	1,028
Accounts receivable	9,107	7,545
Inventories	11,315	9,703
Prepaid expenses and other current assets	577	1,202
Deferred income taxes	3,540	3,610
Retail assets held for sale	846	1,114

Total current assets	76,624	70,659

Property, plant and equipment, at cost:
Land	2,330	2,330
Buildings and improvements	5,161	5,045
Machinery and equipment	6,529	6,446

	14,020	13,821
Accumulated depreciation	(6,582)	(6,349)

	7,438	7,472
Goodwill	67,346	67,346

Total assets	$151,408	$145,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,275	$5,978
Accrued liabilities	23,598	22,099

Total current liabilities	29,873	28,077

Deferred income taxes	9,620	9,090

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 6,288,730 shares	63	63
Additional paid-in capital	119,998	119,998
Unamortized value of restricted stock	(250)	(313)
Accumulated deficit	(7,896)	(11,438)

Total stockholders’ equity	111,915	108,310

Total liabilities and stockholders’ equity	$151,408	$145,477

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Net sales	$45,876	$35,937
Cost of sales	36,239	29,844

Gross profit	9,637	6,093
Selling, general and administrative expenses	4,112	3,350

Income from operations	5,525	2,743
Interest income	282	101

Income before income taxes	5,807	2,844
Income tax expense	(2,265)	(1,137)

Net Income	$3,542	$1,707

Net income per share:
Basic	$0.56	$0.27

Diluted	$0.53	$0.26

Weighted average shares outstanding:
Basic	6,288,730	6,288,730

Diluted	6,646,042	6,523,866

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$3,542	$1,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	233	275
Amortization of restricted stock	63	63
Deferred income taxes provision	600	540
Changes in operating assets and liabilities:
Restricted cash	183	(590)
Accounts receivable	(1,562)	905
Inventories	(1,344)	(624)
Prepaid expenses and other current assets	625	766
Accounts payable and accrued liabilities	1,796	663

Net cash provided by operating activities	4,136	3,705

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(199)	(179)

Net cash used in investing activities	(199)	(179)

Net increase in cash	3,937	3,526
Cash at beginning of period	46,457	30,775

Cash at end of period	$50,394	$34,301

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$110	$39

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005
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
     In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission on May 20, 2005 (the “Form 10-K”).
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
     Accounting For Stock Based Compensation — The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”), under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 123”). For the disclosure requirements of SFAS 123, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the three months ended June 30, 2005 were volatility of 6.67%, risk-free interest rate of 3.87%, dividend rate of 0.0% and an expected life of the options of 5 years.
     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the proforma amounts for the three months ended June 30, 2005 and 2004 as follows.

	Three Months Ended
	June 30,
	2005	2004
Net income, as reported	$3,542	$1,707
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $171 and $107, respectively	(303)	(161)

Proforma net income	$3,239	$1,546

Basic net income per share:
As reported	$0.56	$0.27
Pro forma	$0.52	$0.25
Diluted net income per share:
As reported	$0.53	$0.26
Pro forma	$0.49	$0.24
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
2. Inventories
     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at June 30, 2005 and March 31, 2005 were as follows:

	June 30,	March 31,
	2005	2005
Raw materials	$3,794	$3,811
Work in process	3,428	2,546
Finished goods	4,093	3,346

Total inventories	$11,315	$9,703

3. Revolving line of credit
     The Company has established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA which expires on July 31, 2006. As of June 30, 2005, $820 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.
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

	Three Months Ended
	June 30,
	2005	2004
Balance at beginning of period	$5,576	$4,596
Charged to costs and expenses	1,684	1,505
Deductions	(1,697)	(1,500)

Balance at end of period	$5,563	$4,601

5. Contingencies
     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $26,013 at June 30, 2005. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $1,700 at June 30, 2005. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.
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

	Three Months Ended
	June 30,
	2005	2004
Net income	$3,542	$1,707

Weighted average shares outstanding:
Basic	6,288,730	6,288,730
Add: Effect of dilutive stock options	357,312	235,136

Diluted	6,646,042	6,523,866

Net income per share:
Basic	$0.56	$0.27

Diluted	$0.53	$0.26

7. Discontinued Operations
     The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. There were no operating losses for the three months ended June 30, 2005 or 2004 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. Net sales for the retail sales centers to be disposed of were $1,820 and $4,500 for the three month periods ended June 30, 2005 and 2004, respectively. The decline in sales versus the prior year was primarily due to the closure or disposal of retail sales centers in accordance with the Company’s plans.
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

	Three Months Ended
	June 30,
	2005	2004
Net sales
Manufacturing	$44,788	$34,945
Retail	3,038	2,731
Less: Intercompany	(1,950)	(1,739)

Total consolidated net sales	$45,876	$35,937

Income (loss) from operations
Manufacturing	$6,920	$3,771
Retail	(12)	(102)
Intercompany profit in inventory	(85)	200
General corporate charges	(1,298)	(1,126)

Total consolidated income from operations	$5,525	$2,743

Depreciation
Manufacturing	$195	$196
Retail	15	38
Corporate	23	41

Total consolidated depreciation	$233	$275

Capital expenditures
Manufacturing	$164	$164
Corporate	35	15

Total consolidated capital expenditures	$199	$179

	As of
	June 30,	March 31,
	2005	2005
Total assets
Manufacturing	$91,471	$89,358
Retail	5,065	4,824
Retail assets held for sale	846	1,114
Corporate, primarily cash and deferred taxes	54,026	50,181

Total consolidated assets	$151,408	$145,477

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The consolidated financial statements contained in this quarterly report reflect the financial condition and results of operations of Cavco Industries, Inc. (the “Company”). The Company is the largest producer of manufactured homes in Arizona and 7th largest manufactured home builder in the United States in terms of total dollar volume, based on 2004 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern and Western United States. The retail segment of the Company operates retail sales locations which primarily offer homes produced by the Company to retail customers.
Results of Operations — (Dollars in thousands)
Three months ended June 30, 2005 compared to 2004
     Net Sales. Total net sales increased 27.7% to $45,876 for the three months ended June 30, 2005 compared to $35,937 last year.
     Manufacturing net sales increased 28.2% to $44,788 for the three months ended June 30, 2005 from $34,945 for last year. These increases in sales were attributable to increases in the number of homes sold and wholesale sales prices. Total homes sold during the current quarter increased 14.3% to 1,068 wholesale shipments versus 934 last year and the average sales price per home increased 12.1% to $41,936 versus $37,414 last year. The higher volume of homes sold resulted from stronger demand for our products particularly in Arizona and California and expansion of specialty products to markets different from those for traditional manufactured homes. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements.
     Retail net sales increased $307 to $3,038 for the three months ended June 30, 2005 from $2,731 for the same period last year. This increase in retail sales was primarily due to additional units sold during the quarter.
     Gross Profit. Gross profit as a percent of sales increased to 21.0% for the three months ended June 30, 2005 from 17.0% last year. The increase in gross profit percentage was primarily due to increases in sales prices which were enacted to offset material cost increases and the efficiencies realized through higher production rates. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, raw steel and products built with steel and petroleum-based products and services, including delivery costs. The Company has raised selling prices to compensate for these material price increases and these higher selling prices are now being realized.
     Gross profit increased to $9,637 for the three months ended June 30, 2005 from $6,093 last year. This increase in gross profit was due to the overall increase in net sales and the higher gross profit percentage.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.7% or $762 to $4,112 or 9.0% of net sales for the three months ended June 30, 2005 versus $3,350 or 9.3% of net sales last year. This increase was primarily the result of incentive compensation programs tied to profitability and an increase in costs influenced by higher sales volume.
     Interest Income. Interest income represents income earned on unrestricted cash. The increases in interest income for the current quarter versus the comparative period for last year resulted from the increase in the Company’s available cash and higher short-term interest rates.

     Income Taxes. The effective income tax rate for the three months ended June 30, 2005 approximated the Company’s estimated combined statutory rate of 39%.
     Discontinued Retail Operations. The Company has initiated plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. There were no operating losses for the three months ended June 30, 2005 or 2004 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. Net sales for the retail sales centers to be disposed of were $1,820 and $4,500 for the three month periods ended June 30, 2005 and 2004, respectively. The decline in sales versus the prior year was primarily due to the closure or disposal of retail sales centers in accordance with the Company’s plans.
Liquidity and Capital Resources
     The Company has established a $15 million revolving line of credit facility (“RLC”) with Bank One, NA. As of June 30, 2005, $820 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC expires on July 31, 2006.
     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain certain defined leverage and fixed charge coverage ratios.
     We believe that cash on hand at June 30, 2005, together with cash flow from operations, will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million line of credit facility with Bank One that can be used to supplement these sources of liquidity.
     Operating activities provided $4,136 of cash during the three months ended June 30, 2005 compared to providing $3,705 of cash during the first three months of last year. Cash generated by operating activities was primarily derived from operating income before non-cash charges partially offset by working capital needs due to increased sales. Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges, collection of accounts receivable and the liquidation of retail inventories held for sale partially offset by an increase in manufacturing inventories due to increased production and the timing of wholesale shipments.
     Investing activities required the use of $199 of cash during the three months ended June 30, 2005 compared to the use of $179 last year. The cash used for investing activities during both periods was primarily for capital expenditures for our manufacturing facilities.
     The Company has initiated plans to expand its capacity at two of its manufacturing facilities and is currently evaluating opportunities to expand the capacity of its third facility which primarily builds park models and cabins. In addition, the Company purchased an idle manufacturing facility in Texas subsequent to June 30, 2005. The Company plans to use cash on hand and cash flow from operations to fund these capital expenditures, however the Company may finance these acquisitions if financing is available at attractive terms.
Critical Accounting Policies
     In our Form 10-K filed with the Securities and Exchange Commission on May 20, 2005, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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
     Because the Company currently accounts for share-based payments to employees using the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, it has recognized no compensation cost for stock options granted. Accordingly, the adoption of SFAS 123R’s fair value method will impact our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 1 to our consolidated financial statements.
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
Item 4: Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 4: Submission of Matters to a Vote of Security Holders
On June 21, 2005, we held our annual meeting of stockholders and the following matters were resolved by vote:
(1)	Joseph H. Stegmayer was elected as a director to serve for a three-year term until the 2008 annual meeting. Voting results for Mr. Stegmayer were 4,562,353 shares “For” and 956,353 shares “Withheld”.
(2)	Michael H. Thomas was elected as a director to serve for a three-year term until the 2008 annual meeting. Voting results for Mr. Thomas were 5,319,750 shares “For” and 198,956 shares “Withheld”.
(3)	Stockholders ratified the appointment of Cavco’s independent registered public accounting firm for fiscal 2006 as set forth in Item 2 of the Cavco Industries, Inc. Proxy Statement dated May 20, 2005 (the “Proxy Statement”). Voting results were 5,497,798 shares “For”, 16,860 shares “Against” and 4,048 shares “Abstained”.
(4)	Stockholders approved Cavco’s 2005 Stock Incentive Plan as set forth in Item 3 of the Proxy Statement. Voting results were 3,632,123 shares “For”, 726,432 shares “Against”, 13,311 shares “Abstained” and 1,146,840 shares “Broker Non Votes “.
The Company’s three other directors (Steven G. Bunger, Jacqueline Dout, and Jack Hanna) continued on as directors subsequent to the annual meeting.
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

Cavco Industries, Inc. Registrant

August 3, 2005	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

August 3, 2005	/s/ Sean K. Nolen

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