Form 10-Q
period 2005-09-30
CAVCO INDUSTRIES INC
filed 2005-11-08
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 3, 2005

Common Stock, $.01 Par Value	6,335,730 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
September 30, 2005

			Page
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2005 (unaudited) and March 31, 2005	1

		Consolidated Income Statements (unaudited) for the three and six months ended September 30, 2005 and 2004	2

		Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2005 and 2004	3

		Notes to Consolidated Financial Statements	4 - 8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4.	Controls and Procedures	12

Part II.	OTHER INFORMATION

	Item 6.	Exhibits	13

SIGNATURES			14
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2005	2005
	(Unaudited)
ASSETS
Current assets
Cash	$10,839	$46,457
Short-term investments	39,900	—
Restricted cash	1,168	1,028
Accounts receivable	9,329	7,545
Inventories	11,897	9,703
Prepaid expenses and other current assets	1,404	1,202
Deferred income taxes	3,590	3,610
Retail assets held for sale	334	1,114

Total current assets	78,461	70,659

Property, plant and equipment, at cost:
Land	6,050	2,330
Buildings and improvements	6,192	5,045
Machinery and equipment	6,656	6,446

	18,898	13,821
Accumulated depreciation	(6,810)	(6,349)

	12,088	7,472

Goodwill	67,346	67,346

Total assets	$157,895	$145,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,450	$5,978
Accrued liabilities	25,815	22,099

Total current liabilities	31,265	28,077

Deferred income taxes	10,150	9,090

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized;
No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized;
Outstanding 6,334,776 and 6,288,730 shares, respectively	63	63
Additional paid-in capital	120,984	119,998
Unamortized value of restricted stock	(188)	(313)
Accumulated deficit	(4,379)	(11,438)

Total stockholders’ equity	116,480	108,310

Total liabilities and stockholders’ equity	$157,895	$145,477

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$47,091	$38,635	$92,967	$74,572
Cost of sales	37,482	31,366	73,721	61,210

Gross profit	9,609	7,269	19,246	13,362
Selling, general and administrative expenses	4,207	4,068	8,319	7,418

Income from operations	5,402	3,201	10,927	5,944
Interest income	364	100	646	201

Income from continuing operations before income taxes	5,766	3,301	11,573	6,145
Income tax expense	2,249	1,320	4,514	2,457

Income from continuing operations	3,517	1,981	7,059	3,688
Income from discontinued retail operations less income taxes of $100 in 2004	—	150	—	150

Net Income	$3,517	$2,131	$7,059	$3,838

Net income per share (basic):
Continuing operations	$0.56	$0.32	$1.12	$0.59
Discontinued retail operations	—	0.02	—	0.02

Net Income	$0.56	$0.34	$1.12	$0.61

Net income per share (diluted):
Continuing operations	$0.52	$0.30	$1.06	$0.57
Discontinued retail operations	—	0.03	—	0.02

Net Income	$0.52	$0.33	$1.06	$0.59

Weighted average shares outstanding:
Basic	6,302,386	6,288,730	6,295,558	6,288,730

Diluted	6,720,397	6,520,528	6,685,694	6,522,178

On January 6, 2005, Cavco Industries, Inc. announced that its Board of Directors had authorized a 2-for-1 split of its common stock in the form of a 100% stock dividend. The dividend was paid on January 31, 2005 to stockholders of record as of January 18, 2005. The information for the three and six months ended September 30, 2004 is presented as if this stock split had been completed as of the beginning of these periods.
See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$7,059	$3,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461	547
Amortization of restricted stock	125	125
Deferred income taxes provision	1,080	970
Tax benefit of option exercises	441	—
Impairment charges	—	270
Changes in operating assets and liabilities:
Restricted cash	(140)	(454)
Accounts receivable	(1,784)	(722)
Inventories	(1,414)	(153)
Prepaid expenses and other current assets	(202)	670
Accounts payable and accrued liabilities	3,188	133

Net cash provided by operating activities	8,814	5,224

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,077)	(216)
Purchases of short-term investments	(53,900)	—
Proceeds from sale of short-term investments	14,000	—

Net cash used in investing activities	(44,977)	(216)

FINANCING ACTIVITIES
Common stock issued	545	—

Net cash provided by financing activities	545	—

Net (decrease) increase in cash	(35,618)	5,008
Cash at beginning of period	46,457	30,775

Cash at end of period	$10,839	$35,783

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$3,682	$1,392

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005
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
     All shares authorized, outstanding and per share amounts for the three and six months ended September 30, 2004 have been restated to give retroactive application to the January 31, 2005 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on January 18, 2005.
     The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.
     For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the notes to consolidated financial statements in the Form 10-K.
     Accounting For Stock Based Compensation — The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”), under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 123”). For the disclosure requirements of SFAS 123, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the six months ended September 30, 2005 were volatility of 6.67%, risk-free interest rate of 3.87%, dividend rate of 0.0% and an expected life of the options of 5 years.
     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the pro forma amounts for the three and six months ended September 30, 2005 and 2004 as follows.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$3,517	$2,131	$7,059	$3,838
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $40, $64, $211 and $171, respectively	(71)	(96)	(374)	(257)

Pro forma net income	$3,446	$2,035	$6,685	$3,581

Basic net income per share:
As reported	$0.56	$0.34	$1.12	$0.61
Pro forma	$0.55	$0.32	$1.06	$0.57
Diluted net income per share:
As reported	$0.52	$0.33	$1.06	$0.59
Pro forma	$0.51	$0.31	$1.00	$0.55
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
     Because the Company currently accounts for share-based payments to employees using the intrinsic value method under APB No. 25, it has recognized no compensation cost for stock options granted. Accordingly, the adoption of SFAS 123R’s fair value method will impact our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share above.
2. Inventories
     Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at September 30, 2005 and March 31, 2005 were as follows:

	September 30,	March 31,
	2005	2005
Raw materials	$4,610	$3,811
Work in process	3,693	2,546
Finished goods	3,594	3,346

Total inventories	$11,897	$9,703

3. Revolving line of credit
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of September 30, 2005, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$5,563	$4,601	$5,576	$4,596
Charged to costs and expenses	2,065	1,361	3,748	2,866
Deductions	(1,770)	(1,387)	(3,466)	(2,887)

Balance at end of period	$5,858	$4,575	$5,858	$4,575

5. Contingencies
     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $28,540 at September 30, 2005. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $1,600 at September 30, 2005. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.
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

6. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share. Earnings per share calculations for the three and six months ended September 30, 2004 have been restated to give retroactive application to the January 31, 2005 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on January 18, 2005.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$3,517	$2,131	$7,059	$3,838

Weighted average shares outstanding:
Basic	6,302,386	6,288,730	6,295,558	6,288,730
Add: Effect of dilutive stock options	418,011	231,798	390,136	233,448

Diluted	6,720,397	6,520,528	6,685,694	6,522,178

Net income per share:
Basic	$0.56	$0.34	$1.12	$0.61

Diluted	$0.52	$0.33	$1.06	$0.59

7. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. There were no operating losses for the three and six months ended September 30, 2005 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. Income from discontinued retail operations for the three and six months ended September 30, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed locations partially offset by an accrual for the estimated remaining lease costs for one retail location closed during these periods. Net sales for the retail sales centers to be disposed of were $1,752 and $3,693 for the three month periods ended September 30, 2005 and 2004, respectively and $3,572 and $8,193 for the six month periods ended September 30, 2005 and 2004, respectively. The decline in sales versus the prior year was primarily due to the closure or disposal of retail sales centers in accordance with the Company’s plans.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales
Manufacturing	$45,122	$38,338	$89,910	$73,283
Retail	3,309	2,204	6,347	4,935
Less: Intercompany	(1,340)	(1,907)	(3,290)	(3,646)

Total consolidated net sales	$47,091	$38,635	$92,967	$74,572

Income (loss) from operations
Manufacturing	$6,914	$5,117	$13,834	$8,888
Retail	16	(446)	4	(548)
Intercompany profit in inventory	85	85	—	285
General corporate charges	(1,613)	(1,555)	(2,911)	(2,681)

Total consolidated income from operations	$5,402	$3,201	$10,927	$5,944

Depreciation
Manufacturing	$191	$189	$386	$385
Retail	16	41	31	79
Corporate	21	42	44	83

Total consolidated depreciation	$228	$272	$461	$547

Capital expenditures
Manufacturing	$4,878	$37	$5,042	$201
Corporate	—	—	35	15

Total consolidated capital expenditures	$4,878	$37	$5,077	$216

	As of
	September 30,	March 31,
	2005	2005
Total assets
Manufacturing	$97,808	$89,358
Retail	5,353	4,824
Retail assets held for sale	334	1,114
Corporate, primarily cash, short-term investments and deferred taxes	54,400	50,181

Total consolidated assets	$157,895	$145,477

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
Results of Operations — (Dollars in thousands)
Three and six months ended September 30, 2005 compared to 2004
     Net Sales. Total net sales increased 22% to $47,091 for the three months ended September 30, 2005 compared to $38,635 last year. For the first six months of the fiscal year ending March 31, 2006, net sales increased 25% to $92,967 versus $74,572 last year.
     Manufacturing net sales increased 18% to $45,122 for the three months ended September 30, 2005 from $38,338 for last year and 23% to $89,910 for the first six months of fiscal 2006 from $73,283 last year. These increases in sales were attributable to increases in the number of homes sold and wholesale sales prices. Total homes sold during the current quarter increased 4% to 1,051 wholesale shipments versus 1,008 last year and the average sales price per home increased 13% to $42,932 versus $38,034 last year. The higher volume of homes sold resulted from stronger demand for our products particularly in Arizona and California and expansion of specialty products to markets different from those for traditional manufactured homes. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements.
     Retail net sales increased $1,105 to $3,309 for the three months ended September 30, 2005 from $2,204 for the same period last year and $1,412 to $6,347 for the first six months of fiscal 2005 from $4,935 last year. This increase in retail sales was due to additional units sold during the quarter and a higher average sales price per unit.
     Gross Profit. Gross profit as a percent of sales increased to 20.4% for the three months ended September 30, 2005 from 18.8% last year and to 20.7% for the first six months of fiscal 2006 from 17.9% last year. The increases in gross profit percentage were primarily due to increases in sales prices, which were enacted to offset material cost increases, and the efficiencies realized through higher production rates. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, raw steel and products built with steel and petroleum-based products and services, including delivery costs. The Company anticipates continued upward pressure in material prices and is concerned about the availability of materials, particularly in view of the recent hurricane activity in the gulf coast region of the United States, which has further escalated demand for building products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3.4% or $139 to $4,207 or 8.9% of net sales for the three months ended September 30, 2005 versus $4,068 or 10.5% of net sales last year. For the first six months of fiscal 2006, selling, general and administrative expenses increased 12.1% or $901 to $8,319 from $7,418 last year. The increase was primarily the result of incentive compensation programs tied to profitability and an increase in costs influenced by higher sales volume.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash. The increases in interest income for the current quarter versus the comparative period for last year resulted from the increase in the Company’s investable funds and higher short-term interest rates.

     Income Taxes. The effective income tax rate for the three and six months ended September 30, 2005 approximated the Company’s estimated combined statutory rate of 39% versus 40% for the same periods last year.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Retail assets held for sale represent finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers. There were no operating losses for the three months ended September 30, 2005 and 2004 for the stores we have identified for sale or disposal as the costs related to the liquidation of inventory were in line with our expectations of net realizable values. Income from discontinued retail operations for the three and six months ended September 30, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed locations partially offset by an accrual for the estimated remaining lease costs for one retail location closed during these periods. Net sales for the retail sales centers to be disposed of were $1,752 and $3,693 for the three month periods ended September 30, 2005 and 2004, respectively and $3,572 and $8,193 for the six month periods ended September 30, 2005 and 2004, respectively. The decline in sales versus the prior year was primarily due to the closure or disposal of retail sales centers in accordance with the Company’s plans.
Liquidity and Capital Resources
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. As of September 30, 2005, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC expires on July 31, 2007.
     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
     We believe that cash on hand at September 30, 2005, together with cash flow from operations, will be sufficient to fund our operations for at least the next twelve months. In addition, our $15 million line of credit facility described above can be used to supplement these sources of liquidity.
     Operating activities provided $8,814 of cash during the six months ended September 30, 2005 compared to providing $5,224 of cash during the first six months of last year. Cash generated by operating activities was primarily derived from operating income before non-cash charges and an increase in accrued liabilities due to operating growth partially offset by higher accounts receivable due to increased sales and higher inventories necessary to supply increased production. Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges partially offset by increased accounts receivable due to the timing of payments.
     Investing activities required the use of $44,977 of cash during the six months ended September 30, 2005 compared to the use of $216 last year. The cash was primarily used to make net purchases of $39,900 of short-term investments in order to enhance yields. In addition, the Company also purchased $5,077 of property, plant and equipment, including $1,550 for a production facility in Texas and $3,000 for land in Arizona on which the Company may build an additional production facility.
     Financing activities provided $545 of cash during the six months ended September 30, 2005 from common stock issued for stock options exercised.
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
     The Company maintains short-term investments. Short-term investments are comprised of auction rate certificates which are adjustable-rate securities with dividend rates that are reset by bidders through periodic “Dutch auctions” generally conducted every 7 to 35 days by a broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. The investment instruments are rated AAA by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.

Item 4: Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 6: Exhibits
               10.1 Amendment to Credit Agreement dated as of October 25, 2005.
               10.2 Agreement between Cavco Industries, Inc. and Sean K. Nolen dated as of August 11, 2005.
               31.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
               31.2 Certification of the Interim Chief Financial Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
               32.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               32.2 Certification of the Interim Chief Financial Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
All other items required under Part II are omitted because they are not applicable.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cavco Industries, Inc.

Registrant

November 8, 2005	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer — Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

November 8, 2005	/s/ Daniel L. Urness

Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX
               10.1 Amendment to Credit Agreement dated as of October 25, 2005.
               10.2 Agreement between Cavco Industries, Inc. and Sean K. Nolen dated as of August 11, 2005.
               31.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
               31.2 Certification of the Interim Chief Financial Officer of Cavco Industries, Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
               32.1 Certification of the Chief Executive Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               32.2 Certification of the Interim Chief Financial Officer of Cavco Industries, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
All other items required under Part II are omitted because they are not applicable.