Form 10-Q
period 2005-12-31
CAVCO INDUSTRIES INC
filed 2006-01-31
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 26, 2006

Common Stock, $.01 Par Value	6,336,980 Shares

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Form 10-Q Table of Contents
December 31, 2005

			Page
Part I. FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of December 31, 2005 (unaudited) and March 31, 2005	1

		Consolidated Income Statements (unaudited) for the three and nine months ended December 31, 2005 and 2004	2

		Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2005 and 2004	3

		Notes to Consolidated Financial Statements	4 — 8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4.	Controls and Procedures	12

Part II. OTHER INFORMATION

	Item 6.	Exhibits	13

SIGNATURES			14
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2005	2005
	(Unaudited)
ASSETS
Current assets
Cash	$12,046	$46,457
Short-term investments	39,900	—
Restricted cash	1,152	1,028
Accounts receivable	7,941	7,545
Inventories	12,013	10,262
Prepaid expenses and other current assets	1,975	1,202
Deferred income taxes	3,800	3,610

Total current assets	78,827	70,104

Property, plant and equipment, at cost:
Land	6,050	2,330
Buildings and improvements	6,241	5,045
Machinery and equipment	6,677	6,446

	18,968	13,821
Accumulated depreciation	(6,980)	(6,349)

	11,988	7,472

Goodwill	67,346	67,346

Total assets	$158,161	$144,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,279	$5,978
Accrued liabilities	22,960	21,544

Total current liabilities	27,239	27,522

Deferred income taxes	10,550	9,090

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 6,336,980 and 6,288,730 shares, respectively	63	63
Additional paid-in capital	121,039	119,998
Unamortized value of restricted stock	(125)	(313)
Accumulated deficit	(605)	(11,438)

Total stockholders’ equity	120,372	108,310

Total liabilities and stockholders’ equity	$158,161	$144,922

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$45,320	$38,820	$138,287	$113,392
Cost of sales	36,365	31,745	110,086	92,955

Gross profit	8,955	7,075	28,201	20,437
Selling, general and administrative expenses	3,946	3,505	12,265	10,923

Income from operations	5,009	3,570	15,936	9,514
Interest income	387	134	1,033	335

Income from continuing operations before income taxes	5,396	3,704	16,969	9,849
Income tax expense	1,874	1,445	6,388	3,902

Income from continuing operations	3,522	2,259	10,581	5,947
Income from discontinued retail operations less income taxes of $148 in 2005 and $100 in 2004	252	—	252	150

Net Income	$3,774	$2,259	$10,833	$6,097

Net income per share (basic):
Continuing operations	$0.56	$0.36	$1.68	$0.95
Discontinued retail operations	0.04	—	0.04	0.02

Net Income	$0.60	$0.36	$1.72	$0.97

Net income per share (diluted):
Continuing operations	$0.52	$0.34	$1.57	$0.91
Discontinued retail operations	0.04	—	0.04	0.02

Net Income	$0.56	$0.34	$1.61	$0.93

Weighted average shares outstanding:
Basic	6,336,342	6,288,730	6,309,010	6,288,730

Diluted	6,775,614	6,548,394	6,721,977	6,529,864

On January 6, 2005, Cavco Industries, Inc. announced that its Board of Directors had authorized a 2-for-1 split of its common stock in the form of a 100% stock dividend. The dividend was paid on January 31, 2005 to stockholders of record as of January 18, 2005. The information for the three and nine months ended December 31, 2004 is presented as if this stock split had been completed at the beginning of these periods.
See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$10,833	$6,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	696	828
Amortization of restricted stock	188	188
Deferred income taxes	1,270	1,610
Tax benefit of option exercises	460	—
Impairment charges	—	270
Changes in operating assets and liabilities:
Restricted cash	(124)	(312)
Accounts receivable	(396)	524
Inventories	(1,751)	339
Prepaid expenses and other current assets	(773)	268
Accounts payable and accrued liabilities	(283)	(1,149)

Net cash provided by operating activities	10,120	8,663

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,212)	(384)
Purchases of short-term investments	(67,900)	—
Proceeds from sale of short-term investments	28,000	—

Net cash used in investing activities	(45,112)	(384)

FINANCING ACTIVITIES
Common stock issued	581	—

Net cash provided by financing activities	581	—

Net (decrease) increase in cash	(34,411)	8,279
Cash at beginning of period	46,457	30,775

Cash at end of period	$12,046	$39,054

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$5,183	$1,780

See Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005
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
In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the consolidated financial statements of the Company have been included. Certain previous period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. The results of operations for interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission on May 20, 2005 (the “Form 10-K”).
     All shares authorized, outstanding and per share amounts for the three and nine months ended December 31, 2004 have been restated to give retroactive application to the January 31, 2005 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on January 18, 2005.
     The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.
     For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the notes to consolidated financial statements in the Form 10-K.
     Accounting For Stock Based Compensation — The Company accounts for its stock-based compensation programs under APB No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”), under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 123”). For the disclosure requirements of SFAS 123, the fair value of each option grant as of the date of the grant was estimated using the Black-Scholes option pricing method. The assumptions used for the three months ended December 31, 2005 were volatility of 26.1%, risk-free interest rate of 4.34%, dividend rate of 0.0%, and an expected life of the options of 5 years.
     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Had compensation cost been determined as prescribed by SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of the stock options granted over the respective vesting period of the options, net income and earnings per share would have been reduced to the pro forma amounts for the three and nine months ended December 31, 2005 and 2004 as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income, as reported	$3,774	$2,259	$10,833	$6,097
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects of $53, $64, $264 and $235, respectively	(51)	(96)	(425)	(353)

Pro forma net income	$3,723	$2,163	$10,408	$5,744

Basic net income per share:
As reported	$0.60	$0.36	$1.72	$0.97
Pro forma	$0.59	$0.34	$1.65	$0.91
Diluted net income per share:
As reported	$0.56	$0.34	$1.61	$0.93
Pro forma	$0.55	$0.33	$1.55	$0.88
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
2. Inventories
     Raw material inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method. Inventories at December 31, 2005 and March 31, 2005 were as follows:

	December 31,	March 31,
	2005	2005
Raw materials	$5,420	$3,811
Work in process	3,557	1,991
Finished goods	3,036	4,460

Total inventories	$12,013	$10,262

3. Revolving line of credit
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of December 31, 2005, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$5,858	$4,575	$5,576	$4,596
Charged to costs and expenses	2,145	1,824	5,893	4,690
Deductions	(1,845)	(1,416)	(5,311)	(4,303)

Balance at end of period	$6,158	$4,983	$6,158	$4,983

5. Contingencies
     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $28,770 at December 31, 2005. The Company has a reserve for repurchase commitments based on prior experience and market conditions of $1,500 at December 31, 2005. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The potential liability related to this guaranty is included in the Company’s reserve for repurchase commitments.
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

6. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share. Earnings per share calculations for the three and nine months ended December 31, 2004 have been restated to give retroactive application to the January 31, 2005 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on January 18, 2005.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$3,774	$2,259	$10,833	$6,097

Weighted average shares outstanding:
Basic	6,336,342	6,288,730	6,309,010	6,288,730
Add: Effect of dilutive stock options	439,272	259,664	412,967	241,134

Diluted	6,775,614	6,548,394	6,721,977	6,529,864

Net income per share:
Basic	$0.60	$0.36	$1.72	$0.97

Diluted	$0.56	$0.34	$1.61	$0.93

7. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $693 at December 31, 2005. Income from discontinued retail operations for the three and nine months ended December 31, 2005 and for the nine months ended December 31, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during the second quarter of fiscal 2005. Net sales for the retail sales centers to be disposed of were $948 and $2,608 for the three month periods ended December 31, 2005 and 2004, respectively, and $4,520 and $10,801 for the nine month periods ended December 31, 2005 and 2004, respectively. The decline in sales versus the prior year was primarily due to the sale of finished goods inventories and the closure or disposal of retail sales centers in accordance with the Company’s plans.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales
Manufacturing	$44,013	$38,563	$133,923	$111,846
Retail	3,864	2,231	10,211	7,166
Less: Intercompany	(2,557)	(1,974)	(5,847)	(5,620)

Total consolidated net sales	$45,320	$38,820	$138,287	$113,392

Income (loss) from operations
Manufacturing	$6,349	$5,217	$20,183	$14,105
Retail	115	(252)	119	(800)
Intercompany profit in inventory	(185)	(50)	(185)	235
General corporate charges	(1,270)	(1,345)	(4,181)	(4,026)

Total consolidated income from operations	$5,009	$3,570	$15,936	$9,514

Depreciation
Manufacturing	$199	$202	$585	$587
Retail	18	41	49	120
Corporate	18	38	62	121

Total consolidated depreciation	$235	$281	$696	$828

Capital expenditures
Manufacturing	$135	$168	$5,177	$369
Corporate	—	—	35	15

Total consolidated capital expenditures	$135	$168	$5,212	$384

	As of
	December 31,	March 31,
	2005	2005
Total assets
Manufacturing	$97,405	$89,358
Retail	4,956	5,383
Corporate, primarily cash, short-term investments and deferred taxes	55,800	50,181

Total consolidated assets	$158,161	$144,922

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
Results of Operations — (Dollars in thousands)
Three and nine months ended December 31, 2005 compared to 2004
     Net Sales. Total net sales increased 17% to $45,320 for the three months ended December 31, 2005 compared to $38,820 last year. For the first nine months of the fiscal year ending March 31, 2006, net sales increased 22% to $138,287 versus $113,392 last year.
     Manufacturing net sales increased 14% to $44,013 for the three months ended December 31, 2005 from $38,563 for last year and 20% to $133,923 for the first nine months of fiscal 2006 from $111,846 last year. These increases in sales were attributable to increases in the number of homes sold and wholesale sales prices. Total homes sold during the current quarter increased 4.9% to 1,049 wholesale shipments versus 1,000 last year and the average sales price per home increased 8.8% to $41,957 versus $38,563 last year. The higher volume of homes sold resulted from stronger demand for our products particularly in Arizona and California and expansion of specialty products to markets different from those for traditional manufactured homes. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements.
     Retail net sales increased $1,633 to $3,864 for the three months ended December 31, 2005 from $2,231 for the same period last year and $3,045 to $10,211 for the first nine months of fiscal 2006 from $7,166 last year. This increase in retail sales was due to additional units sold during the quarter and a higher average sales price per unit.
     Gross Profit. Gross profit as a percent of sales increased to 19.8% for the three months ended December 31, 2005 from 18.2% last year and to 20.4% for the first nine months of fiscal 2006 from 18.0% last year. The increases in gross profit percentage were primarily due to increases in sales prices, which were enacted to offset material cost increases, and the efficiencies realized through higher production rates. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, raw steel and products built with steel and petroleum-based products and services, including delivery costs. These circumstances were intensified by the hurricane activity in the gulf coast region of the United States during the second quarter of fiscal year 2006. The Company continues to be concerned about material availability and pricing as its suppliers respond to strong construction market demand that has been further escalated by these natural disasters.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.6% or $441 to $3,946 or 8.7% of net sales for the three months ended December 31, 2005 versus $3,505 or 9.0% of net sales last year. For the first nine months of fiscal 2006, selling, general and administrative expenses increased 12.3% or $1,342 to $12,265 from $10,923 last year. The increase was primarily the result of incentive compensation programs tied to profitability and an increase in costs influenced by higher sales volume.

     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash. Interest income from $35,000 of the Company’s short-term investments is earned on a tax-free basis. The increases in interest income for the current quarter versus the comparative period for last year resulted from the increase in the Company’s investable funds and higher short-term interest rates.
     Income Taxes. The effective income tax rate for the three and nine months ended December 31, 2005 was approximately 35% and 38%, respectively, versus approximately 39% and 40%, respectively, for the same periods last year. The lower income tax rates reflect the effects of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. Finished goods inventories to be liquidated in conjunction with the disposal of discontinued retail operations approximated $693 at December 31, 2005. Income from discontinued retail operations for the three and nine months ended December 31, 2005 and for the nine months ended December 31, 2004 resulted from better than anticipated results from liquidating retail inventories at our closed locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during the second quarter of fiscal 2005.
Liquidity and Capital Resources
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. As of December 31, 2005, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC expires on July 31, 2007.
     The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
     We believe that cash on hand at December 31, 2005, together with cash flow from operations, will be sufficient to fund our operations for at least the next twelve months. In addition, our $15 million line of credit facility described above can be used to supplement these sources of liquidity.
     Operating activities provided $10,120 of cash during the nine months ended December 31, 2005 compared to providing $8,663 of cash during the first nine months of last year. Cash generated by operating activities was primarily derived from operating income before non-cash charges partially offset by higher inventories necessary to supply increased production and to ensure the availability of raw materials. Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges partially offset by increased accounts receivable due to the timing of payments.
     Investing activities required the use of $45,112 of cash during the nine months ended December 31, 2005 compared to the use of $384 last year. The cash was primarily used to make net purchases of $39,900 of short-term investments in order to enhance yields. In addition, the Company also purchased $5,212 of property, plant and equipment, including $1,550 for a production facility in Texas and $3,000 for land in Arizona on which the Company may build an additional production facility.
     Financing activities provided $581 of cash during the nine months ended December 31, 2005 from common stock issued for stock options exercised. The Company had no financing activities during the nine months ended December 31, 2004.
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

Item 4: Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cavco Industries, Inc.

Registrant

January 31, 2006	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer — Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

January 31, 2006	/s/ Daniel L. Urness

Chief Financial Officer
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