Form 10-K
period 2006-03-31
CAVCO INDUSTRIES INC
filed 2006-05-24
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2005 (based on the closing price on NASDAQ National Market on September 30, 2005 was $229,826,000. As of May 18, 2006, 6,355,980 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

PART I
ITEM 1. BUSINESS
General
     Effective June 30, 2003, Cavco Industries, LLC, an indirect wholly-owned subsidiary of Centex Corporation (“Centex”) and our predecessor, was merged into Cavco Industries, Inc., a Delaware corporation, and 100% of the outstanding shares of our common stock were distributed to the stockholders of Centex. Upon this distribution, we became a separate public company. Unless the context otherwise requires, all financial information contained in this section gives effect to the reorganization as if it had occurred prior to the date of such financial information. Also, the terms “Cavco,” “us,” “we,” “our,” “the Company” and any other similar terms refer to Cavco Industries, Inc. and its subsidiary, unless otherwise indicated in this Form 10-K.
     We are the largest producer of manufactured homes in Arizona, having made wholesale shipments of 4,251 manufactured housing units during our fiscal year ended March 31, 2006. We are also the 9th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2004 data published by Manufactured Home Merchandiser, an industry trade publication. Our business is vertically integrated and encompasses manufacturing and wholesale and retail marketing and sales operations.
     Our manufactured homes are produced under various trade names and in a variety of floor plans and price ranges. We produce homes constructed to the building standards promulgated by the U.S. Department of Housing and Urban Development, or HUD, and by the International and Universal Building Codes as well as park model homes and vacation cabins. Our HUD code homes generally range in size from approximately 500 to 3,000 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are multi-section homes, although we also produce single-section homes. Our park model homes are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for retirement living and are placed in planned communities or recreational home parks. We also produce vacation cabins and commercial structures for a variety of purposes, including portable school classrooms and showrooms.
     We currently operate three manufacturing plants in the Phoenix, Arizona area, and we have opened one new manufacturing plant in Seguin, Texas, which began shipping homes in April, 2006. Our factories range in size from 79,000 to 203,000 square feet. We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers.
     We sell manufactured homes through both a network of independent dealers and through company-owned retail outlets. As of March 31, 2006, our products were offered for sale through approximately 311 independent retail outlets in 14 states. A substantial majority of these independent retail outlets are located in Arizona, California, New Mexico, Nevada and Colorado. As of March 31, 2006, we had a total of 8 company-owned retail outlets, located primarily in Arizona and Texas. We closed 3 of our company-owned retail outlets in fiscal 2006 and we expect to close less than half of our remaining retail outlets during the next 12 months. We plan to close these retail outlets because they have generated operating losses in recent years. The closure of these retail outlets will reduce future operating losses from our retail operations and will provide cash through the liquidation of their inventory that can be redeployed to more profitable operations. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as these outlets do not sell products manufactured by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”
     Despite a protracted downturn in the manufactured housing industry, we generated income from continuing operations before income taxes, which primarily encompass three manufacturing plants in Arizona and our corporate office, of $23.5 million, $15.8 million and $9.3 million for fiscal 2006, 2005 and 2004, respectively. We believe that our ability to maintain the profitability of our continuing operations during the current industry downturn is attributable in significant part to efficient production, a high value product line, focused sales efforts and stringent cost control.
Industry Overview
     General. Manufactured housing provides an alternative in suburban and rural areas to other forms of new low-cost housing such as site-built housing, panelized homes and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2005, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 8% of all new single-family housing starts and 10% of all new single-family homes sold.
     Industry wholesale shipments of HUD code homes totaled approximately 147,000 homes in 2005 versus 131,000 homes in 2004 and 2003 according to data reported by the Manufactured Housing Institute (“MHI”).

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
     Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the homes securing defaulted loans. Other causes of the downturn include a reduced number of consumer lenders in the traditional chattel (home-only) lending sector, higher interest rates on home-only loans and generally unfavorable economic conditions. These factors resulted in declining wholesale shipments, excess manufacturing and retail locations and surplus inventory.
     As a result of the foregoing factors, based on industry data, we estimate that by the end of 2005, approximately 54% of all industry retail locations have closed since the end of 1999 and that the number of active industry manufacturing facilities have dropped by 106 plants over the same period, representing a 33% reduction in the number of the industry’s manufacturing facilities. In addition, we estimate that inventories of new manufactured homes in the retail marketplace declined by approximately 60% from June 1999 to December 2005. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
     The principal regional markets we have targeted have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 31% from 1999 to 2005. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 78% and 77%, respectively, during the same period.
     Wholesale shipments of 147,000 manufactured homes in 2005 were up for the first time since 1998 when they began to decrease, and were higher than 2004’s shipments of 131,000 mainly due to industry wide orders by the Federal Emergency Management Agency (“FEMA”) as part of that agency’s hurricane disaster relief efforts. We did not participate in any FEMA orders in fiscal year 2006.
     U.S. wholesale shipments and retail sales of manufactured homes could continue to experience adverse conditions for the remainder of 2006 due to some or all of the factors described above. We expect industry sales volumes to be adversely affected until consumer and wholesale financing is more readily available, consumer repossessions return to normal levels and retail and wholesale inventories of new homes are reduced.
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

Products
     Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 69% of the homes we produced in fiscal 2006 were HUD code homes. The remaining homes we produce are primarily park model homes, which are constructed to building standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce camping cabins and commercial structures built to state and local standards for a variety of purposes, including portable school classrooms and showrooms.
     We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are ranch-style homes. Our HUD code homes generally range in size from approximately 500 to 3,000 square feet. In recent years, our sales of larger multi-section homes has been increasing. In fiscal 2006, we produced and sold 4,251 homes, of which 2,803 were multi-section. Included in single-section production are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.
     Each home contains a living room, dining area, kitchen, one, two, three, four or five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Optional equipment includes fireplaces, central air conditioning, tile roofs, vaulted ceilings, skylights, hardwood floors and cabinetry, and energy conservation items. We also offer a variety of structural and decorative customizations to meet the home buyer’s specifications.
     During fiscal 2006, our average wholesale home price for a HUD code home was approximately $48,500, excluding delivery. Retail sales prices of our homes, without land, generally range from $32,000 to more than $100,000, depending upon size, floor plan, features and options. Approximately 80% of the homes we produce are sold in transactions covering both the home and the land on which it is placed.
     The homes we manufacture are sold under a variety of registered trademarks, including “Cavco,” “Cavco Homes,” “Sunbuilt,” “Villager,” “Sun Villa,” “Cedar Court,” “Westcourt,” “Winrock,” “Catalina,” “Cavco Gold Key Guarantee,” “Saguaro,” “Elite,” “Desert Rose,” “Sunburst,” “Cavco Cabins,” “AAA Homes,” “Litchfield Limited,” “Vantage,” “SmartBuilt” and “Cavco Home Center.”
     Our manufactured homes are constructed and equipped at our manufacturing facilities. The finished home is then transported by independent trucking companies either to a retail sales center, planned community, housing development or the customer’s site. The transportation cost is borne by the retailer. Retailers or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although our manufactured homes are designed to be transportable, only a small percentage are ever moved from their original site after installation.
Manufacturing Operations
     Our homes are constructed in plant facilities using an assembly-line process employing approximately 250 to 595 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of protection from weather resulting from indoor facilities enable us to produce quality homes in less time and at a lower cost per square foot than conventional site-built housing.
     We currently operate three manufacturing facilities in the Phoenix, Arizona area, and we have opened one new manufacturing plant in Seguin, Texas, which began shipping homes in April, 2006. Our manufacturing facilities range from approximately 79,000 to 203,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities operate on a one shift per day, five and one-half days per week basis, and we currently manufacture a typical home in approximately five to six days. As of March 31, 2006, our current rate of production was approximately 29 sections per day.
     Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our HUD Code manufacturing facilities serves approximately 140 retailers and our park model and vacation cabin facilities serve approximately 50 ongoing dealers along with a large number of one time purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.

     The following table sets forth the total number of homes sold and the number of manufacturing facilities which produced those homes for the fiscal years indicated:

	Year Ended March 31,
	2006	2005	2004
Homes sold:
Single-section	1,448	1,251	1,138
Multi-section	2,803	2,741	2,508

Total homes sold	4,251	3,992	3,646

Operating manufacturing facilities at end of period	3	3	3
     The principal materials used in the production of our manufactured homes include wood, wood products, aluminum, steel, gypsum wallboard, tires, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Approximately 12% of the unit cost of our homes is attributable to raw wood products. We buy the majority of these materials from third-party manufacturers and distributors located in California, Texas and Arizona. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, destruction of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements.
     Our backlog of orders as of March 31, 2006 was approximately $27 million. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. We have, however, historically experienced only a limited number of cancellations. Because of the seasonality of the housing market, the level of our order backlog generally declines during the winter months.
Sales and Distribution
     The following table sets forth the number of homes sold by us through independent and company-owned distribution channels during the last three fiscal years, as well as the number of independent retail outlets and company-owned retail centers at the end of the applicable period. During the past two fiscal years 2006 and 2005, we reviewed our retail dealer lists and chose to eliminate from the count outlets that had not purchased a home from the Company for an extended time period or who were infrequent low volume customers. The distribution channels are outlined as follows:

	Year Ended March 31,
	2006	2005	2004
Home sold through:
Independent retail outlets	4,082	3,809	3,411
Company-owned retail centers	169	183	235

Total homes sold	4,251	3,992	3,646

Number of independent retail outlets at the end of the period	311	338	379

Number of company-owned retail centers at the end of the period	8	11	18
     Independent Retailers. As of March 31, 2006, we had a network of 311 independent retail outlets, of which there were 128 in Arizona, 96 in California, 25 in New Mexico, 14 in Colorado, 11 in Utah, 9 in Nevada, 9 in Washington, 8 in Texas, 4 in Idaho, 2 in Alaska, 2 in Illinois and 1 in each of Florida, Montana, and North Dakota. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. Factory Direct Housing, Inc. (“FDH”) represents a group of independent retailers that affiliate to obtain improved access to inventory financing. Most FDH retailers existed as entirely independent retailers prior to their affiliation with FDH. FDH accounted for approximately 12.1%, 12.7% and 9.2% of net sales in fiscal 2006, 2005, and 2004, respectively. No other independent retailer accounted for 10% or more of our manufacturing sales during the three-year period.
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
     Company-Owned Retail Sales Centers. As of March 31, 2006, we had a total of 8 company-owned retail centers, of which 5 primarily sold our homes and the remainder sold homes manufactured by other companies. Over the next 12 months, we plan to close certain company-owned retail centers.
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
     As of March 31, 2006, company-owned sales centers had an average inventory of 12 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories and currently have no outstanding debt.
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
Financing
     Wholesale Financing. In accordance with manufactured housing industry practice, approximately 37% of our wholesale sales are to independent retailers who finance a portion of their home purchases through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements were approximately $35.6 million as of March 31, 2006, without reduction for the resale value of the homes.
     Consumer Financing. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry:
•	chattel (or home-only) loans for purchasers of a home with no real estate involved; and

•	real estate loans for purchasers of the home and the land on which the home is placed.
     Loose credit standards for home-only loans in the mid-1990s contributed to the recent high number of industry repossessions. During the past four years, a number of home-only lenders have exited the market. The remaining lenders have tightened their credit standards and increased their interest rates, which has reduced the volume of new loans.

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
     In addition to us, there are a number of other manufacturers competing for a significant share of the manufactured housing market in the Arizona, California and New Mexico areas, including Palm Harbor Homes, Inc., Fleetwood Enterprises, Inc., Clayton Homes, Inc., Champion Enterprises, Inc., Skyline Corporation and Chariot Eagle Homes. Based on retail sales in 2005, we believe that our business accounted for an approximate 31% share of the Arizona market area, an approximate 9% share of the California market area, an approximate 6% share of the New Mexico market area and smaller shares of market areas in the other states in which we do business. We do not view any of our competitors as being dominant in the industry as a whole or the principal markets in which we compete, although a number of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.
Government Regulation
     Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our three manufacturing facilities in the Phoenix, Arizona area and the plans and specifications of the HUD code manufactured homes they produce have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model homes are not subject to HUD regulations, but we believe that our park model homes meet all present standards of the American National Standards Institute.
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
     We have leased space for our manufacturing facility in Goodyear, Arizona since 1993. The leased premises is part of what is referred to as the Phoenix-Goodyear Airport (South) Superfund Site (PGAS), which was designated as a National Priorities List, or NPL, site under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act in 1983. The reason for the site’s NPL designation was because of extensive soil and groundwater contamination (trichloroethylene or TCE, chromium and cadmium) that resulted from historic manufacturing activities of the Goodyear Tire and Rubber Company and the Department of Defense.

     Pursuant to a consent decree executed with the United States Environmental Protection Agency (EPA) the Goodyear Tire and Rubber Company, is responsible for taking certain remedial actions at the PGAS site. In September 2005, the EPA completed its five-year review of the PGAS site and reported that the contaminant concentrations in groundwater at the site have been reduced, and treated groundwater from the treatment systems has met cleanup goals throughout that period of operation. Nonetheless, groundwater still contains contaminant levels above specified cleanup goals as the remediation progresses. The EPA’s five-year review identified several issues regarding the ongoing effectiveness of the remedy and several new issues regarding possible presence of trace metals, vapor intrusion, institutional controls, ecological risks, and migration, all of which the EPA is addressing.
     Our lease specifically refers to the consent decree with the EPA and provides that as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities.
     During the thirteen years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. We do not have any underground storage tanks at our Goodyear, Arizona facility.
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
     Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines, the entry of injunctions or both. Although we believe that our operations are in substantial compliance with the requirements of all applicable laws and regulations, these requirements have generally become more strict in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with all applicable laws and enforcement policies.
Employees
     As of March 31, 2006, we had approximately 1,320 employees. We believe that our relationship with our employees is good.
Available Information
     We make available free of charge on or through our internet site, (www.cavco.com) the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, the Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
ITEM 1A. RISK FACTORS
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

We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future
     Although we generated income from continuing operations during the past five fiscal years, we have incurred net losses in prior years. Net losses in these years were attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail below. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, as well as the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.
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
     As a result of the foregoing factors, based on industry data, we estimate that by the end of 2005, approximately 54% of all industry retail locations have closed since the end of 1999 and that the number of active industry manufacturing facilities have dropped by 106 plants over the same period, representing a 33% reduction in the number of the industry’s manufacturing facilities.
     We expect that the industry is likely to remain at or near its current levels, at least in the near term. The availability of consumer financing for the purchase of manufactured homes continues to be constrained, as discussed below. In addition, the large number of repossessed homes being offered for sale continues to have an adverse impact on demand for new manufactured homes. Although it is difficult to predict future industry conditions, these factors tend to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.
     If current industry conditions get materially worse, we may incur operating and net losses, and may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset impairment charges and goodwill impairment charges.
Housing Demand and Geographic Concentration
     As a participant in the homebuilding industry, we are subject to market forces beyond our control. These include employment and employment growth, interest rates, land availability and development costs, apartment vacancy levels, and the health of the general economy. In addition, our sales are largely concentrated in Arizona and California. Unfavorable changes in any of the above factors or other issues could have an adverse affect on our sales and earnings.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
     A substantial portion of our total assets at March 31, 2006 consisted of goodwill, all of which is attributable to our manufacturing operations. In particular, goodwill accounted for approximately 40% of our total assets at March 31, 2006. Effective in fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our consolidated financial statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality to continue in the future
     The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:
•	the availability of consumer financing for homebuyers;

•	the availability of wholesale financing for retailers;

•	Seasonality of demand;

•	consumer confidence;

•	interest rates;

•	demographic and employment trends;

•	income levels;

•	housing demand;

•	general economic conditions, including inflation and recessions; and

•	the availability of suitable homesites.
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
Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market
     Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes which has negatively impacted our sales. In addition, most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance Corp., filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. If home-only financing were to become further curtailed or unavailable, we would expect to experience retail and manufacturing sales declines.
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

We have contingent repurchase obligations related to wholesale financing provided to industry retailers
     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 months). The maximum amount of our contingent obligations under such repurchase agreements were approximately $35.6 million as of March 31, 2006, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
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
If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline
     During fiscal 2006, approximately 96% of our wholesale shipments of manufactured homes were made to independent retail locations in the United States. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.
Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
     The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets including high employment levels, construction market conditions and government regulation which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes which could have a material adverse effect upon our sales and profitability.
     Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Sudden increases in price and lack of availability of raw materials can be caused by natural disaster or other market forces, as has occurred recently. Five of the most important raw materials used in our operations, wood and wood products, gypsum wallboard, steel, insulation, and other petroleum-based products and services, including delivery costs, have experienced significant shortages and price increases in recent periods. Although we have not experienced any production halts, severe or prolonged shortage of such building materials have occurred, and there can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us.
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
The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations
     We are dependent to a significant extent upon the efforts of our executive officers, particularly Joseph H. Stegmayer, our Chief Executive Officer, and Daniel L. Urness, our Chief Financial Officer. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key man life insurance for our executive officers.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has not received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES
     We currently own or lease and operate three manufacturing facilities in the Phoenix, Arizona area, and one new manufacturing plant in Seguin, Texas. Except in the case of the Litchfield plant, we own the land on which these facilities are located. We also own substantially all of the machinery and equipment used at these facilities. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We also own approximately 30 acres of land in Phoenix, Arizona, which is the intended site of a future manufacturing facility to replace the existing Specialty plant, below. Construction on the new facility is estimated to begin during fiscal year 2007. The following table sets forth certain information with respect to our active manufacturing facilities:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Texas plant — Seguin, Texas	2006	Owned	129,000
Litchfield plant — Goodyear, Arizona (1)	1993	Leased	203,000
Durango plant — Phoenix, Arizona	1978	Owned	79,000
Specialty plant — Phoenix, Arizona	1972	Owned	94,000

(1)	This lease expires in January 2008 and the Company has an option to extend it for 5 additional years to January 2013.
     Our company-owned retail centers generally range in size from one acre to five acres. All of these locations are leased by us. Over the next 12 months, we plan to close less than one-half of our remaining company-owned retail centers. The following table sets forth our 8 current company-owned retail centers by location.

Lease Term
Location	Expiration
Marana, AZ	November 30, 2008
Mesa, AZ (1)	November 30, 2009
Tucson, AZ (2) (3)	February 17, 2007
Yuma, AZ (2) (3)	February 17, 2007
Albuquerque, NM (1) (3)	June 30, 2008
Bastrop, TX (1) (3)	September 15, 2006
New Braunfels, TX (1)	September 30, 2008
Porter, TX (1)	April 30, 2009

(1)	The Company has early termination options ranging from 3 to 6 months for these leases.

(2)	The Company has purchase options for these leased properties.

(3)	The Company has options to renew these leases.
     We also lease approximately 11,000 square feet of office space in Phoenix, Arizona for our corporate headquarters. Our corporate headquarters lease is scheduled to expire in 2008.
ITEM 3. LEGAL PROCEEDINGS
     We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF CAVCO (See Item 10 of Part III of this Report)
     The following is an alphabetical listing of our executive officers as of May 19, 2006; as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	55	Chairman of the Board, Chief Executive Officer and President since March 2001; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President - Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	38	Vice President, Chief Financial Officer, Treasurer since January 2006; Interim Chief Financial Officer from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company’s common stock is traded on the NASDAQ National Market under the symbol “CVCO”. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NASDAQ for the Company’s common stock adjusted for the 2-for-1 stock split paid January 31, 2005.

	Closing Sales Price
	High	Low
Year ended March 31, 2006
Fourth Quarter	$48.59	$38.95
Third Quarter	43.42	35.58
Second Quarter	36.54	28.15
First Quarter	28.54	23.05

Year ended March 31, 2005
Fourth Quarter	$28.12	$22.38
Third Quarter	23.18	19.03
Second Quarter	20.01	18.00
First Quarter	20.43	17.70
     As of May 18, 2006, the Company had 1,057 shareholders of record and approximately 5,900 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.
     We do not expect to pay any dividends on our common stock in the foreseeable future. The payment of dividends to our stockholders is subject to the discretion of our board of directors, and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws. In addition, the terms of our credit facility with JPMorgan Chase Bank N.A. limit our ability to pay dividends and make other distributions.

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

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data:
Net sales	$189,503	$157,435	$128,857	$110,037	$95,728
Cost of sales	151,143	127,916	106,230	90,683	80,429

Gross profit	38,360	29,519	22,627	19,354	15,299
Selling, general and administrative expenses	16,367	14,245	13,583	12,200	11,535

Income from operations	21,993	15,274	9,044	7,154	3,764
Interest income (expense), net	1,479	532	233	(344)	(655)

Income from continuing operations before income taxes	23,472	15,806	9,277	6,810	3,109
Income tax expense	(8,675)	(6,229)	(3,054)	—	—

Income from continuing operations	14,797	9,577	6,223	6,810	3,109
Loss from discontinued manufacturing operations	—	—	—	(3,404)	(1,777)
Income (loss) from discontinued retail operations	252	550	(73)	(7,951)	(2,768)

Net income (loss)	$15,049	$10,127	$6,150	$(4,545)	$(1,436)

Net income (loss) per share (basic):
Continuing operations	$2.34	$1.52	$0.99
Discontinued operations	0.04	0.09	(0.01)

Net income	$2.38	$1.61	$0.98

Net income (loss) per share (diluted):
Continuing operations	$2.19	$1.46	$0.98
Discontinued operations	0.04	0.08	(0.01)

Net income	$2.23	$1.54	$0.97

Weighted average shares outstanding:
Basic	6,318,070	6,288,730	6,261,182

Diluted	6,746,356	6,557,819	6,311,812

Proforma Data (unaudited):
Income from continuing operations			$9,277	$6,810	$3,109
Proforma income tax expense (1)			(3,711)	(2,724)	(1,244)

Proforma net income from continuing operations			$5,566	$4,086	$1,865

Proforma weighted average common shares outstanding (basic) (2)			6,261,182	6,178,538	6,178,538

Proforma net income per share from continuing operations (basic)			$0.89	$0.66	$0.30

Proforma weighted average common shares outstanding (diluted)			6,311,812	6,178,538	6,178,538

Proforma net income per share from continuing operations (diluted)			$0.88	$0.66	$0.30

	March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$15,122	$46,457	$30,775	$—	$—
Short-term investments	42,900	—	—	—	—
Restricted cash	1,223	1,028	827	2,275	1,148
Accounts receivable	11,568	7,545	6,479	5,264	3,834
Inventories	12,733	10,262	10,514	13,995	24,735
Prepaid expenses and other current assets	1,446	1,202	1,701	640	679
Deferred income taxes	4,040	3,610	3,570	—	—
Receivable from Centex (3)	—	—	—	12,224	—
Manufacturing assets to be distributed to Centex	—	—	—	—	8,365

Total current assets	89,032	70,104	53,866	34,398	38,761
Property, plant and equipment — net	12,344	7,472	8,220	9,161	9,957
Goodwill	67,346	67,346	67,346	67,346	67,346

Total assets	$168,722	$144,922	$129,432	$110,905	$116,064

Total current liabilities	$32,653	$27,522	$24,669	$18,559	$23,085
Deferred income taxes	11,040	9,090	6,830	—	—
Long-term debt, less current portion	—	—	—	—	3,460
Funding provided by Centex (3)	—	—	—	—	32,546
Total stockholders’ equity	125,029	108,310	97,933	92,346	56,973

Total liabilities and stockholders’ equity	$168,722	$144,922	$129,432	$110,905	$116,064

Other Data:
Depreciation — continuing operations	$923	$1,053	$1,163	$1,167	$1,202

Capital expenditures — continuing operations	$5,795	$575	$222	$373	$7,465

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
(1)	Represents the tax expense assumed to be incurred, at an effective tax rate of 40%, if we had been a taxable entity during the applicable period.

(2)	Represents the number of shares of our common stock distributed to the stockholders of Centex. There were no dilutive securities outstanding prior to April 1, 2003.

(3)	Represents funding provided by Centex arising from various transactions between Centex and us. In anticipation of the distribution, Centex contributed the net amount of the funding obligation through March 31, 2003, as well as an additional amount required to increase our tangible net worth to $25.0 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Cavco Industries, Inc. is the largest producer of manufactured homes in Arizona and the 9th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2004 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers. As of March 31, 2006, the Company operated three homebuilding facilities located in Arizona, and has opened one new manufacturing facility in Texas, which began shipping homes in April, 2006, and 8 Company-owned sales centers in three states. Homes produced by the Company are also sold through a network of 311 independent retail outlets in 14 states.
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
     As a result of the foregoing factors, based on industry data, we estimate that by the end of 2005, approximately 54% of all industry retail locations have closed since the end of 1999 and that the number of active industry manufacturing facilities have dropped by 106 plants over the same period, representing a 33% reduction in the number of the industry’s manufacturing facilities. In addition, we estimate that inventories of new manufactured homes in the retail marketplace declined by approximately 60% from June 1999 to December 2005. According to data reported by MHI, wholesale shipments were 147,000 units for 2005. This followed a flat year in 2004 after declines of 22%, 13%, 23% and 28% for 2003, 2002, 2001, and 2000, respectively. The principal regional markets in which we participate have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 31% from 1999 to 2005. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 78% and 77%, respectively, during the same period.
     Due to the continuation of negative industry conditions, as well as the adverse legislation in Texas, we initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2006, we have a total of 8 Company-owned retail outlets, located primarily in Texas and Arizona. We closed 3 of our Company-owned sales outlets in fiscal 2006, and we expect to close less than half of our remaining outlets during the next 12 months. We expect that the costs of closing these outlets, including leasehold termination and severance costs, will be less than $100,000 in fiscal 2007. The closure of these retail outlets will provide cash through the liquidation of their inventory that can be redeployed to more profitable operations. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as the outlets to be closed do not sell products manufactured by our manufacturing facilities.

     Although we believe the closures described above should improve our prospects of generating operating earnings and positive cash flow, we will continue to evaluate industry conditions and operating performance to determine if adjustments to our strategic direction are warranted. The availability of consumer financing for the retail purchase of manufactured homes and floor plan financing for the wholesale purchase of manufactured homes continues to be constrained. In addition, the large number of repossessed homes that are being offered for sale continues to have an adverse impact on demand for new manufactured homes. Although it is difficult to predict future industry conditions, these factors tend to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.
Results of Operations
(Dollars in thousands)
     The following table summarizes certain financial and operating data for fiscal 2006, fiscal 2005 and fiscal 2004.

	Year Ended March 31,
	2006	2005	2004
Statement of Operations Data:
Net sales
Manufacturing	$183,672	$155,691	$123,036
Retail	14,446	9,655	15,362
Less: Intercompany	(8,615)	(7,911)	(9,541)

Total net sales	189,503	157,435	128,857
Cost of sales	151,143	127,916	106,230

Gross profit	38,360	29,519	22,627
Selling, general and administrative expenses	16,367	14,245	13,583

Income from operations	21,993	15,274	9,044
Interest income	1,479	532	233

Income from continuing operations before income taxes	23,472	15,806	9,277
Income tax expense	(8,675)	(6,229)	(3,054)

Income from continuing operations	14,797	9,577	6,223
Income (loss) from discontinued retail operations	252	550	(73)

Net income	$15,049	$10,127	$6,150

Pro Forma Data (unaudited):
Income from continuing operations			$9,277
Pro forma income tax expense			(3,711)

Pro forma net income from continuing operations			$5,566

Other Data:
Floor shipments — manufacturing	7,256	6,884	6,223

Home shipments — manufacturing	4,251	3,992	3,646

Home shipments — retail	169	132	200

Depreciation	$923	$1,053	$1,163

Capital expenditures	$5,795	$575	$222

Fiscal 2006 Compared to Fiscal 2005
     Net Sales. Total net sales increased 20.4% to $189,503 in fiscal 2006 from $157,435 in fiscal 2005.
     Manufacturing net sales increased 18.0% to $183,672 in fiscal 2006 from $155,691 in fiscal 2005. These increases in sales were attributable to increases in wholesale sales prices and the number of homes sold. The average sales price per home increased 10.8% to $43,207 in fiscal 2006 from $39,001 last year. Total homes sold during fiscal 2006 increased 6.5% to 4,251 wholesale shipments versus 3,992 last year. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements. The higher volume of homes sold resulted from our efforts to increase our shipments in Arizona and California to existing and new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes.

     Retail net sales increased $4,791 to $14,446 for fiscal 2006 from $9,655 last year. This increase in retail sales was primarily due to an improved market environment from higher traffic in our retail stores.
     Gross Profit. Gross profit as a percent of sales increased to 20.2% for fiscal 2006 from 18.7% for last year. The increase in gross profit percentage was due to efficiencies realized through larger production rates offset by higher raw material costs which were not fully offset by upward sales price adjustments and warranty accruals which rose due to increased sales and larger dealer inventories. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, steel, insulation, and other petroleum-based products and services, including delivery costs. Gross profit increased to $38,360 for fiscal 2006 from $29,519 for fiscal 2005. This increase in gross profit was due to the overall increase in net sales and the higher gross profit percentage.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14.9% or $2,122 to $16,367 or 8.6% of net sales for fiscal 2006 versus $14,245 or 9.0% of net sales last year. This increase was primarily the result of incentive compensation programs tied to profitability and start-up costs for the new Texas facility. Included in selling general and administrative expenses for fiscal 2005 are benefits totaling $470 related to legal and lease reserves reversed upon better than originally anticipated resolution of certain contingencies.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. Interest income is earned on a tax-free basis from a portion of the Company’s short-term investments. The increase in interest income resulted from the Company’s larger balance of investable funds and higher short-term interest rates.
     Income Taxes. The effective income tax rate was 37% for fiscal 2006 and 39% for fiscal 2005. The lower income tax rates reflect the effects of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. We initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2006, we have a total of 8 Company-owned retail outlets, located primarily in Arizona and Texas. We closed 3 of our Company-owned retail outlets in fiscal 2006 and we expect to close less than half of our remaining outlets during the next 12 months. The operations of these retail sales centers are classified as discontinued operations. Income from discontinued retail operations for fiscal 2006 and 2005 resulted from better than anticipated results from liquidating retail inventories at our closed retail locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during fiscal 2005. In fiscal 2006, the retail sales centers classified as discontinued operations generated sales of $5.7 million versus $14.1 million in fiscal 2005.
Fiscal 2005 Compared to Fiscal 2004
     Net Sales. Total net sales increased 22.2% to $157,435 in fiscal 2005 from $128,857 in fiscal 2004.
     Manufacturing net sales increased 26.5% to $155,691 in fiscal 2005 from $123,036 in fiscal 2004. These increases in sales were attributable to increases in wholesale sales prices and the number of homes sold. The average sales price per home increased 15.6% to $39,001 in fiscal 2005 from $33,745 in fiscal 2004. Total homes sold during fiscal 2005 increased 9.5% to 3,992 wholesale shipments versus 3,646 during fiscal 2004. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers were trending toward larger homes with more amenities because lower interest rates had made higher priced homes more affordable and traditional mortgage financing could require more square footage to meet appraisal requirements. The higher volume of homes sold resulted from our efforts to expand our market share in Arizona and California through recruiting of new independent dealers and expansion of specialty products to markets different from those for traditional manufactured homes.
     Retail net sales decreased $5,707 to $9,655 for fiscal 2005 from $15,362 in fiscal 2004. This decrease in retail sales was primarily due to further credit tightening which eliminated certain lower end buyers and increased manufacturing backlogs which lengthened delivery times for new homes.
     Gross Profit. Gross profit as a percent of sales increased to 18.7% for fiscal 2005 from 17.6% for fiscal 2004. The increase in gross profit percentage was due to the efficiencies realized through higher production rates offset by increased material costs which were not fully offset by sales price increases and increased warranty accruals due to increased sales and increases in dealer inventories. Since early 2004, the Company had experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, raw steel and products built with steel and petroleum-based products and services, including delivery costs. Gross profit increased to $29,519 for fiscal 2005 from $22,627 for fiscal 2004. This increase in gross profit was due to the overall increase in net sales and the higher gross profit percentage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.9% or $662 to $14,245 or 9.0% of net sales for fiscal 2005 versus $13,583 or 10.5% of net sales in fiscal 2004. This increase was primarily the result of incentive compensation programs tied to profitability and increases in the cost of being a stand alone public company, including the costs of complying with the Sarbanes Oxley Act. Included in selling general and administrative expenses for fiscal 2005 were benefits totaling $470 related to legal and lease reserves reversed upon better than originally anticipated resolution of certain contingencies.
     Interest Income. Interest income represented income earned on unrestricted cash and cash equivalents. The increase in interest income for fiscal 2005 versus fiscal 2004 was due to the increase in the Company’s available cash and cash equivalents.
     Income Taxes. The effective income tax rate for both fiscal 2005 and fiscal 2004 approximated the Company’s estimated combined statutory rate of 39%. Prior to the distribution on June 30, 2003, Cavco LLC was incorporated in the consolidated income tax returns of Centex. Therefore, income taxes were not provided for by Cavco LLC as Cavco LLC and Centex had agreed that all taxes or tax benefits from filing consolidated income tax returns would either be borne by or benefit Centex. Cavco LLC was a disregarded entity for income tax purposes and therefore on a stand-alone basis would not be subject to income taxes. As a result of the distribution described above, pro forma tax amounts for fiscal 2004 which included a period prior to the date of the distribution were presented on the face of the consolidated income statement as if the Company was a stand-alone taxable entity. Pro forma income tax expense was calculated based on a combined statutory rate of 40%.
     Discontinued Retail Operations. We initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2005, we had a total of 11 Company-owned retail outlets, located primarily in Arizona and Texas. We disposed of 7 of our Company-owned retail outlets in fiscal 2005 and we expected to dispose of or close more than half of our remaining outlets during fiscal 2006. The operations of these retail sales centers are classified as discontinued operations. Income from discontinued retail operations for fiscal 2005 resulted from better than anticipated results from liquidating retail inventories at our closed retail locations. This income was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during fiscal 2005. The loss from discontinued retail operations for fiscal 2004 primarily represented accrued lease costs related to one of the retail locations we closed during the year. In fiscal 2005, the retail sales centers classified as discontinued operations generated sales of $14.1 million versus $20.9 million in fiscal 2004.
Liquidity and Capital Resources
     We have established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. As of March 31, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio. The RLC expires on July 31, 2007.
     We believe that cash and cash equivalents on hand at March 31, 2006 together with cash flow from operations will be sufficient to fund our operations for at least the next twelve months. In addition, as described above, we have entered into a $15 million credit facility with JPMorgan Chase Bank N.A. that can be used to supplement these sources of liquidity. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the manufactured housing industry and general economic conditions outside of our control.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. The exit of these lenders has had an adverse effect on the manufactured housing industry and may impact the ability of our retailers to obtain financing for home purchases. In addition, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.
     Operating activities provided $16,586 of cash during fiscal 2006 compared to providing $16,257 of cash during fiscal 2005. Cash generated by operating activities in fiscal 2006 was primarily derived from operating income before non-cash charges and an increase in accounts payable and accrued expenses resulting from the timing of payments owed to vendors and various service providers, partially offset by increased trade receivables from higher sales and timing of payments from floorplanning sources and retailers as well as higher inventories necessary to supply increased production and to ensure the availability of raw materials. Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges and an increase in accounts payable and accrued expenses resulting from the timing of payments owed to vendors and various service providers.
     Investing activities required the use of $48,695 of cash during fiscal 2006 compared to the use of $575 of cash during fiscal 2005. In fiscal 2006, the cash was primarily used to make net purchases of $42,900 of short-term investments in order to enhance yields. The Company purchased $5,795 of property, plant and equipment which primarily consisted of a production facility in Texas for $1,550 and land in Arizona for $3,000 on which the Company may build an additional production facility. In fiscal 2005, the company had normal recurring capital expenditures.
     Financing activities provided $774 in cash in fiscal 2006 resulting from proceeds associated with the issuance of common stock upon exercise of stock options under our stock incentive plans.
Contractual Obligations and Commitments
     The following table summarizes our contractual obligations at March 31, 2006, consisting of future payments under non-cancelable operating lease agreements. For additional information related to these obligations, see Note 7 to the consolidated financial statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Commitments for future payments under noncancelable operating lease commitments	$2,516	$1,118	$1,300	$98	$—
     The following table summarizes our contingent commitments at March 31, 2006, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Note 7 to the consolidated financial statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$35,631	$32,540	$3,091	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2006 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers.
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
     Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts, warranty costs related to homes sold and the timing in which work orders are completed. We have a reserve for estimated warranties of $6.9 million and $5.6 million at March 31, 2006 and 2005, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.
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
     We review the aging of retail dealers’ inventory to estimate the amount of inventory subject to repurchase obligation. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased and consider individual dealers financial condition. The maximum amount for which we are contingently liable under such agreements approximated $35.6 million at March 31, 2006. Since mid-1999, the manufactured housing industry has been affected by three major challenges — retail financing availability, repossessions and retail inventory levels. The rapid growth in the number of retailers prior to the deterioration of retail financing has resulted in an imbalance between retail inventory levels and consumer demand. If retail financing were to significantly weaken further, the inventory imbalance could result in even greater price competition, gross margin deterioration and have an overall material adverse effect on our operating results. Although our practice of manufacturing only to order coupled with closely monitoring retail stocking levels has enabled us to continue to tightly manage inventories, we are unable to predict the impact on our results of operations and financial condition if industry conditions were to further deteriorate. As of March 31, 2006 and 2005, we have a reserve for repurchase commitments of $1.5 million and $1.8 million, respectively.
     Dealer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.
     Impairment of Long-Lived Assets. Since the latter part of 1999, the manufactured housing industry has experienced a downturn in business as discussed above. Due to deteriorating market conditions, during this time, we implemented plans to dispose of or close certain of our under-performing retail locations. We evaluate the carrying value of long-lived assets to be held and used, including goodwill, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.
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

     As of March 31, 2006, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2006. This analysis used the market value of our outstanding common stock which is primarily supported by our manufacturing operations and resulted in the conclusion that the goodwill was not impaired. The current year analysis further validated the analysis used at March 31, 2003 that used a discounted cash flow methodology with respect to the anticipated future cash flows of the manufacturing operations.
     In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely effect our operating results and net worth. See Item 1A, “Risk Factors.”
Other Matters
     Related Party Transactions. We purchased raw materials of approximately $3.6 million during fiscal 2006 and 2005, and $3.5 million during fiscal 2004, from affiliates of Centex. These purchases have been at prices and on terms comparable to those that would be available in arm’s-length transactions. We expect to continue to purchase these materials on arm’s-length terms from these affiliates of Centex in the future. However, these materials are also readily available from other suppliers at market rates, and we are under no obligation to purchase these materials from current or former affiliates of Centex.
     Impact of Inflation. We believe that the general inflation rate over the past several years has not had a significant impact on our sales or profitability, but can give no assurance that this trend will continue in the future. However, sudden increases in specific costs, such as the increases in material costs we have experienced since early 2004, as well as price competition, can affect our ability to increase our selling prices and adversely impact our results of operations. Therefore, we can give no assurance that inflation or the impact of rising material costs will not have a significant impact on our sales or results of operations in the future.
     Impact of Accounting Statements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies comply with the new rules and the adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Share-based payments include stock options which the Company grants to some of its employees and directors under its stock incentive plan at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company plans to adopt SFAS 123R effective April 1, 2006.
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which express the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provided the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company is currently evaluating the impact SAB 107 will have on the results of operations and financial position upon adoption effective April 1, 2006.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt the provisions of the statement, as applicable, during fiscal 2007.
     In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 will be effective for reporting periods beginning after December 15, 2005. The Company believes that adoption of FSP 115-1 will not have a material impact on the Company’s financial position or results of operations.
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
     All forward-looking statements are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report. We expressly disclaim any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise. For all of these reasons, you are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on 10-K, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
Management’s Assessment on Internal Controls Over Financial Reporting
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this report.
Changes in Internal Control over Financial Reporting
     There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors and Related Matters,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 2006 which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of Part A of this Report, which is incorporated in this Item 10 by reference.
     For the Company’s Code of Ethics, refer to the Company’s website at cavco.com.
ITEM 11. EXECUTIVE COMPENSATION
     For a description of the Company’s executive compensation, see “Election of Directors and Related Matters,”, “Executive Compensation” (other than the “Report of Compensation Committee on Executive Compensation” and the “Performance Graph”), and “Employment Agreements and Change of Control Arrangements” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 2006, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 2006, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For a description of certain relationships and related transactions of the Company, see “Executive Compensation-Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 2006, which is incorporated herein by reference.
ITEM 14 . PRINCIPAL ACCOUNTANT FEES AND SERVICES
     For a description of principal accounting fees and services, see “Ratification of Appointment of Independent Auditors – Audit Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 2006, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Financial Statements and Financial Statement Schedules
     Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
     All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
Exhibits
     The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco Industries, Inc. (“Cavco”)	Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.2	Amended and Restated Bylaws of Cavco	Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.1	Stock Incentive Plan of Cavco*	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003

10.1a	Form of stock option agreement for Stock Incentive Plan*	Exhibit 10.1a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.2	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.3	Employment Agreement, dated June 30, 2003, between Sean K. Nolen and Cavco*	Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.3a	Agreement, dated August 11, 2005, between Sean K. Nolen and Cavco*	Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005

10.4	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.5	Credit Agreement dated September 17, 2003 between JPMorgan Chase Bank N.A. and Cavco	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

10.6	Amendment to Credit Agreement dated as of December 16, 2003 between JPMorgan Chase Bank N.A. and Cavco	Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.6a	Amendment to Credit Agreement dated November 10, 2004	Exhibit 10.6a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.6b	Amendment to Credit Agreement dated October 25, 2005	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005

10.7	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks, dated June 30, 2003, between Centex Corporation (“Centex”) and Cavco	Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.8	Administrative Services Agreement, dated June 30, 2003, between Centex Service Company and Cavco	Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.9	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.10	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.11	Cavco Industries, Inc. 2005 Stock Incentive Plan*	Exhibit A to the Corporation’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)

21	List of Subsidiaries of Cavco	Filed herewith

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith **

*	Management contract or compensatory plan or arrangement

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.
(Registrant)

Date: May 19, 2006	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman of the Board, Director and Principal Executive Officer	May 19, 2006

/s/ Daniel L. Urness	Vice President and Chief Financial Officer	May 19, 2006

/s/ Steven G. Bunger	Director	May 19, 2006

/s/ Jacqueline Dout	Director	May 19, 2006

/s/ Jack Hanna	Director	May 19, 2006

/s/ Michael Thomas	Director	May 19, 2006

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
Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of March 31, 2006.
Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Date: May 19, 2006

/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
President and Chief Executive Officer Cavco Industries, Inc.

Date: May 19, 2006

/s/ Daniel L. Urness
Daniel L. Urness
Vice President and Chief Financial Officer Cavco Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cavco Industries, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cavco Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cavco Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 of Cavco Industries, Inc., and our report dated May 19, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
May 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
May 19, 2006

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$15,122	$46,457
Short-term investments	42,900	—
Restricted cash	1,223	1,028
Accounts receivable	11,568	7,545
Inventories	12,733	10,262
Prepaid expenses and other current assets	1,446	1,202
Deferred income taxes	4,040	3,610

Total current assets	89,032	70,104

Property, plant and equipment, at cost:
Land	6,050	2,330
Buildings and improvements	6,744	5,045
Machinery and equipment	6,752	6,446

	19,546	13,821
Accumulated depreciation	(7,202)	(6,349)

	12,344	7,472
Goodwill	67,346	67,346

Total assets	$168,722	$144,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,269	$5,978
Accrued liabilities	26,384	21,544

Total current liabilities	32,653	27,522

Deferred income taxes	11,040	9,090

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 10,000,000 shares authorized; Outstanding 6,352,980 and 6,288,730 shares, respectively	64	63
Additional paid-in capital	121,417	119,998
Unamortized value of restricted stock	(63)	(313)
Retained earnings (accumulated deficit)	3,611	(11,438)

Total stockholders’ equity	125,029	108,310

Total liabilities and stockholders’ equity	$168,722	$144,922

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying notes.

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2006	2005	2004
Net sales	$189,503	$157,435	$128,857
Cost of sales	151,143	127,916	106,230

Gross profit	38,360	29,519	22,627
Selling, general and administrative expenses	16,367	14,245	13,583

Income from operations	21,993	15,274	9,044
Interest income	1,479	532	233

Income from continuing operations before income taxes	23,472	15,806	9,277
Income tax expense	(8,675)	(6,229)	(3,054)

Income from continuing operations	14,797	9,577	6,223
Discontinued operations:
Income (loss) from discontinued retail operations less income taxes of $148, $350 and $0, respectively	252	550	(73)

Net income	$15,049	$10,127	$6,150

Net income per share (basic):
Continuing operations	$2.34	$1.52	$0.99
Discontinued retail operations	0.04	0.09	(0.01)

Net income	$2.38	$1.61	$0.98

Net income per share (diluted):
Continuing operations	$2.19	$1.46	$0.98
Discontinued retail operations	0.04	0.08	(0.01)

Net income	$2.23	$1.54	$0.97

Weighted average shares outstanding:
Basic	6,318,070	6,288,730	6,261,182

Diluted	6,746,356	6,557,819	6,311,812

Proforma financial information:
Income from continuing operations before income taxes			$9,277
Proforma income tax expense			(3,711)

Proforma income from continuing operations			5,566
Proforma loss from discontinued operations, net of proforma taxes			(44)

Proforma net income			$5,522

Proforma net income per share (basic):
Continuing operations			$0.89
Discontinued operations			(0.01)

Net income			$0.88

Proforma net income per share (diluted):
Continuing operations			$0.88
Discontinued operations			(0.01)

Net income			$0.87

Proforma weighted average shares outstanding:
Basic			6,261,182

Diluted			6,311,812

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying notes.

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Retained
			Additional	Unamortized	earnings
	Common Stock		paid-in	value of	(accumulated
	Shares	Amount	capital	restricted stock	deficit)	Total
Balance, March 31, 2003	6,178,538	$63	$119,998	$—	$(27,715)	$92,346

Assumption of net deferred tax liability from Centex			(1,000)			(1,000)

Issuance of restricted stock	110,192		1,000	(1,000)		—

Amortization of restricted stock				437		437

Net income					6,150	6,150

Balance, March 31, 2004	6,288,730	63	119,998	(563)	(21,565)	97,933

Amortization of restricted stock				250		250

Net income					10,127	10,127

Balance, March 31, 2005	6,288,730	63	119,998	(313)	(11,438)	108,310

Amortization of restricted stock				250		250

Stock option exercises and associated tax benefits	64,250	1	1,419			1,420

Net income					15,049	15,049

Balance, March 31, 2006	6,352,980	$64	$121,417	$(63)	$3,611	$125,029

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying notes.

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended March 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$15,049	$10,127	$6,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	923	1,053	1,163
Amortization of restricted stock	250	250	437
Deferred income taxes	1,520	2,220	2,260
Tax benefit of option exercises	646	—	—
Impairment charges	—	270	—
Changes in operating assets and liabilities:
Restricted cash	(195)	(201)	1,448
Accounts receivable	(4,023)	(1,066)	(1,215)
Inventories	(2,471)	252	3,481
Prepaid expenses and other current assets	(244)	499	(1,061)
Accounts payable and accrued liabilities	5,131	2,853	6,110

Net cash provided by operating activities	16,586	16,257	18,773

INVESTING ACTIVITIES
Continuing operations:
Purchases of property, plant and equipment	(5,795)	(575)	(222)
Purchases of short-term investments	(98,900)	—	—
Proceeds from sales of short-term investments	56,000	—	—

Net cash used in investing activities	(48,695)	(575)	(222)

FINANCING ACTIVITIES
Funding provided by Centex	—	—	12,224
Proceeds from issuance of common stock	774	—	—

Net cash provided by financing activities	774	—	12,224

Net (decrease) increase in cash	(31,335)	15,682	30,775
Cash and cash equivalents at beginning of year	46,457	30,775	—

Cash and cash equivalents at end of year	$15,122	$46,457	$30,775

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,698	$3,921	$1,600

Supplemental schedule of non-cash financing and investing activities:
Issuance of restricted stock			$1,000

Assumption of net deferred tax liability			$1,000

See accompanying notes.

CAVCO INDUSTRIES, INC.
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
     Accounting Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
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
     Cash and Cash Equivalents — Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company’s cash equivalents are comprised of money market funds with carrying amounts that approximate fair value due to their short-term nature.
     Short-Term Investments — The Company’s short-term investments are comprised of auction rate certificates which are adjustable-rate securities with dividend rates that are reset by bidders through periodic “Dutch auctions” generally conducted every 7 to 35 days by a broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. The investment instruments are rated AAA by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates.
     Restricted Cash — Restricted cash represents deposits received from customers required to be held in trust accounts which the Company can not access for general operating purposes until the sale of the home to the customer is completed.
     Accounts Receivable — The Company extends credit in the normal course of business under normal trade terms and our accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses at March 31, 2006 and 2005.
     Inventories — Raw materials inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.
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
     The Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2006 and 2005, all of the Company’s goodwill is attributable to its manufacturing reporting unit. The Company performed its annual goodwill impairment analysis as of March 31, 2006. This analysis used the market value of the Company’s outstanding common stock which is primarily supported by the Company’s manufacturing operations and resulted in the conclusion that the goodwill was not impaired.
     Warranties — Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are recorded at the date of sale.
     Dealer Volume Rebates – The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.
     Insurance — The Company’s workmen’s compensation insurance coverages have been provided under an insurance policy whereby the Company is responsible for individual claims up to $500. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates provided by the plan’s administrator as well as the Company’s prior experience. The Company’s product liability and general liability insurance coverages have been provided under insurance policies which provide for deductibles of $1,000. Incurred claims identified under the Company’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations, such as the nature of each claim or incident. Total insurance expense for workmen’s compensation insurance and liability insurance coverages were $1,570, $1,526 and $1,044 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
     Advertising — Advertising costs are expensed as incurred and were $301, $337 and $574 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
     Freight — Substantially all freight costs are reimbursed by the Company’s customers. Sales and cost of sales include freight income and expense of $6,415, $5,204 and $4,910 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
     Income Taxes — Prior to the spin-off from Centex (Note 2), the Company was incorporated in the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for in these financial statements for periods prior to June 30, 2003 as the Company and Centex agreed that all taxes or tax benefits from filing a consolidated income tax return would either be borne by or benefit Centex. Pro forma income tax expense for the first quarter of the fiscal year ended March 31, 2004 has been calculated based on a 40% effective tax rate and presented on the face of the statement of operations as if the Company had been a stand-alone taxable entity for those periods.
     Net Income Per Share – Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share.

	2006	2005	2004
Net income	$15,049	$10,127	$6,150

Weighted average shares outstanding:
Basic	6,318,070	6,288,730	6,261,182
Add: Effect of dilutive stock options	428,286	269,089	50,630

Diluted	6,746,356	6,557,819	6,311,812

Net income per share:
Basic	$2.38	$1.61	$0.98

Diluted	$2.23	$1.54	$0.97

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
     Accounting For Stock Based Compensation — The Company accounts for its stock-based compensation programs under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”), under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 123”). For the disclosure requirements of SFAS No. 123, the fair values of options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options Granted
	2006	2005	2004
Volatility	28.6%	28.9%	24.7%
Risk-free interest rate	4.0%	3.7%	2.1%
Dividend Yield	0.0%	0.0%	0.0%
Expected option life in years	5	5	5
     Options granted generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Compensation cost is calculated on a straight-line basis. The weighted average estimated fair value of stock options granted with an exercise price equal to the fair value of the underlying common stock on the date of grant during fiscal years 2006, 2005 and 2004 were $9.70, $6.70 and $3.01, respectively. Had compensation expense for the Company’s stock-based compensation awards issued during fiscal years 2006, 2005 and 2004 been determined based on a fair value method under the provisions of SFAS 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below. For the year ended March 31, 2004, net income presented in the following table includes the pro forma income tax provision discussed above.

	2006	2005	2004
Net income, as reported	$15,049	$10,127	$5,522
Less: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefits of $338, $297 and $225, respectively	(557)	(445)	(338)

Proforma net income	$14,492	$9,682	$5,184

Basic net income per share:
As reported	$2.38	$1.61	$0.88
Pro forma	$2.29	$1.54	$0.83
Diluted net income per share:
As reported	$2.23	$1.54	$0.87
Pro forma	$2.15	$1.48	$0.82

     Recent Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies comply with the new rules and the adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Share-based payments include stock options which the Company grants to some of its employees and directors under its stock incentive plan at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company plans to adopt SFAS 123R effective April 1, 2006.
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which express the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provided the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company is currently evaluating the impact SAB 107 will have on the results of operations and financial position upon adoption effective April 1, 2006.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt the provisions of the statement, as applicable, during fiscal 2007.
     In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 will be effective for reporting periods beginning after December 15, 2005. The Company believes that adoption of FSP 115-1 will not have a material impact on the Company’s financial position or results of operations.
2. Spin-Off from Centex Corporation
     Effective June 30, 2003, Cavco Industries, LLC (“Cavco LLC”) was merged into Cavco Inc. and 100% of the outstanding shares of common stock of Cavco Inc. were distributed to the stockholders of Centex, Cavco Inc.’s parent company (the “Distribution”). Upon this Distribution, Cavco Inc. became a separate public company. The statement of stockholders’ equity has been presented assuming the merger of Cavco LLC into Cavco Inc. had occurred on March 31, 2003 and 6,178,538 shares of common stock of Cavco Inc. were issued and outstanding.
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

3. Inventories
     Inventories consist of the following:

	March 31,
	2006	2005
Raw materials	$4,903	$3,811
Work in process	2,731	1,991
Finished goods	5,099	4,460

	$12,733	$10,262

4. Revolving Line of Credit
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of March 31, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
5. Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,
	2006	2005
Estimated warranties	$6,850	$5,576
Salaries, wages and benefits	4,662	3,637
Customer deposits	4,291	3,642
Accrued volume rebates	3,543	2,297
Accrued insurance	2,015	1,510
Reserve for repurchase commitments	1,500	1,800
Other	3,523	3,082

	$26,384	$21,544

6. Employee Benefit Plans
     The Company has a self-funded group medical plan which is administered by third party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $2,223, $1,905 and $2,301 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
     The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute up to 100% of their eligible compensation up to federal limits to the 401k Plan. The Company matches 50% of the first 5% contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Contribution expense was $288, $253 and $133 in fiscal years 2006, 2005 and 2004, respectively.
7. Commitments and Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $35,631 at March 31, 2006, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1,500 and $1,800 at March 31, 2006 and 2005, respectively, based on prior experience and existing market conditions. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guaranty payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The contingent liability related to this guaranty is included in the Company’s reserve for repurchase commitments. The Company has incurred no repurchase expenses during fiscal years 2006, 2005, and 2004.
     Leases — The Company leases certain equipment and facilities under noncancelable operating leases with various renewal options. Rent expense was $2,144, $2,010 and $2,345 for fiscal years 2006, 2005 and 2004, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 31, 2006, are as follows (in thousands):

Fiscal Year
2007	$1,118
2008	937
2009	363
2010	77
2011 and thereafter	21

$2,516

     Legal Matters — We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
8. Valuation and Qualifying Accounts
     The following table sets forth certain valuation and qualifying accounts for the fiscal years ended March 31, 2006, 2005 and 2004.

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
Reserve for repurchase commitments:
Year ended March 31, 2006	$1,800	(300)	—	$1,500

Year ended March 31, 2005	$2,000	(200)	—	$1,800

Year ended March 31, 2004	$2,000	—	—	$2,000

Accrual for estimated warranties:
Year ended March 31, 2006	$5,576	8,526	(7,252)	$6,850

Year ended March 31, 2005	$4,596	6,831	(5,851)	$5,576

Year ended March 31, 2004	$4,241	6,342	(5,987)	$4,596

9. Income Taxes
     Prior to the spin-off from Centex (Note 2), the Company was incorporated in the consolidated Federal income tax returns of Centex. Therefore, income taxes are not provided for in these financial statements for periods prior to June 30, 2003. The provision for income taxes for fiscal 2006, 2005 and the period from July 1, 2003 to March 31, 2004 were as follows:

			Period from
			July 1, 2003
			to March 31,
	2006	2005	2004
Current
Federal	$6,241	$3,522	$704
State	1,062	837	90

Total current	7,303	4,359	794
Deferred
Federal	1,216	1,762	1,656
State	304	458	604

Total deferred	1,520	2,220	2,260

Total provision	$8,823	$6,579	$3,054

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory Federal income tax rate to pretax income as follows:

			Period from
			July 1, 2003
			to March 31,
	2006	2005	2004
Income from continuing operations:
For the year ended March 31, 2004			$9,277
Less: Period from April 1, 2003 to June 30, 2003			(1,642)

Period from July 1, 2003 to March 31, 2004			$7,635

Income tax provision for continuing operations at the expected Federal income tax rate of 35% in 2006 and 34% in 2005 and 2004	$8,215	$5,374	$2,596
State income taxes, net of Federal tax effect	888	855	458

Current:
Tax Exempt Income	(197)
Deduction for Domestic Production	(181)
Other	(50)

Total provision for continuing operations	8,675	6,229	3,054
Income tax provision for discontinued operations	148	350	—

Total income tax provision	$8,823	$6,579	$3,054

     Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2006 and 2005 were as follows:

	March 31,	March 31,
	2006	2005
Net current deferred tax assets
Warranty reserves	$2,709	$2,230
Repurchase reserves	593	720
Insurance reserves	509	403
Other	229	257

	$4,040	$3,610

Net long-term deferred tax (liabilities) assets
Goodwill	$(11,575)	$(9,532)
Depreciation	456	334
Other	79	108

	$(11,040)	$(9,090)

10. Stock Options and Incentive Plans
     The Company has stock incentive plans whereby stock options or awards of restricted stock may be made to certain of our officers, directors and key employees. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. Stock option activity for the years ended March 31, 2006, 2005 and 2004 is summarized in the following table. There were no stock options or awards of restricted stock prior to April 1, 2003.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at April 1, 2003	—	$—
Granted	577,580	11.55
Exercised	—	—
Canceled or forfeited	—	—

Outstanding at March 31, 2004	577,580	$11.55
Granted	149,000	20.56
Exercised	—	—
Canceled or forfeited	(6,000)	20.00

Outstanding at March 31, 2005	720,580	$13.34
Granted	80,500	29.73
Exercised	(64,250)	12.04
Canceled or forfeited	(39,500)	12.51

Outstanding at March 31, 2006	697,330	$15.40

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding & Exercisable
	Shares	Remaining	Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$ 11.55	482,080	4.70	362,685
20.00	114,750	5.23	49,000
24.18	20,000	6.01	10,000
27.55	65,500	6.13	16,375
39.26	15,000	6.67	3,750

$11.55 — 39.26	697,330	5.00	441,810

     During the year ended March 31, 2004, the Company granted 110,192 shares of restricted stock which were recorded at their fair market value at the date of grant. The fair value of restricted stock is being amortized to compensation expense over the vesting period. As of March 31, 2006, 82,644 shares of restricted stock had vested.
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

	Year Ended March 31,
	2006	2005	2004
Net sales
Manufacturing	$183,672	$155,691	$123,036
Retail	14,446	9,655	15,362
Less: Intercompany	(8,615)	(7,911)	(9,541)

Total consolidated net sales	$189,503	$157,435	$128,857

Income (loss) from operations
Manufacturing	$27,421	$20,816	$13,773
Retail	235	(926)	(374)
Intercompany profit in inventory	(305)	215	160
General corporate charges	(5,358)	(4,831)	(4,515)

Total consolidated income from operations	$21,993	$15,274	$9,044

Total assets
Manufacturing	$101,139	$89,358	$88,631
Retail	5,466	5,383	6,293
Corporate	62,117	50,181	34,508

Total consolidated assets	$168,722	$144,922	$129,432

Depreciation
Manufacturing	$779	$777	$785
Retail	70	131	148
Corporate	74	145	230

Total consolidated depreciation	$923	$1,053	$1,163

Capital expenditures
Manufacturing	$5,746	$560	$211
Retail	35	—	7
Corporate	14	15	4

Total consolidated capital expenditures	$5,795	$575	$222

     Total Corporate assets are comprised primarily of cash and cash equivalents, short-term investments and deferred taxes.
12. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $601, $1,114 and $2,941 at March 31, 2006, 2005 and 2004, respectively. Income from discontinued retail operations for fiscal 2006 and 2005 resulted from better than anticipated results from liquidating retail inventories at our closed locations. This income in fiscal 2005 was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during fiscal 2005. The loss from discontinued retail operations for fiscal 2004 primarily represented accrued lease costs related to one of the retail locations we closed during the year. Net sales for the retail sales centers to be disposed of were $5,724, $14,126 and $20,912 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
13. Related Party Transactions
     During fiscal 2006, 2005, and 2004, the Company purchased raw materials of approximately $3,551, $3,649, and $3,491, respectively, from affiliates of Centex.

14. Quarterly Financial Data (Unaudited)
     The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2006
Net sales	$45,876	$47,091	$45,320	$51,216	$189,503
Gross profit	9,637	9,609	8,955	10,159	38,360
Income from continuing operations	3,542	3,517	3,522	4,216	14,797
Discontinued operations:
Income from discontinued retail operations	—	—	252	—	252
Net (loss) income	3,542	3,517	3,774	4,216	15,049
Net income per share (basic):
Continuing operations	$0.56	$0.56	$0.56	$0.66	$2.34
Discontinued operations	—	—	0.04	—	0.04

Net income	$0.56	$0.56	$0.60	$0.66	$2.38

Net income per share (diluted):
Continuing operations	$0.53	$0.52	$0.52	$0.62	$2.19
Discontinued operations	—	—	0.04	—	0.04

Net income	$0.53	$0.52	$0.56	$0.62	$2.23

Fiscal year ended March 31, 2005
Net sales	$35,937	$38,635	$38,820	$44,043	$157,435
Gross profit	6,093	7,269	7,075	9,082	29,519
Income from continuing operations	1,707	1,981	2,259	3,630	9,577
Discontinued operations:
Income from discontinued retail operations	—	150	—	400	550
Net (loss) income	1,707	2,131	2,259	4,030	10,127
Net income per share (basic):
Continuing operations	$0.27	$0.32	$0.36	$0.58	$1.52
Discontinued operations	—	0.02	—	0.06	0.09

Net income	$0.27	$0.34	$0.36	$0.64	$1.61

Net income per share (diluted):
Continuing operations	$0.26	$0.30	$0.34	$0.55	$1.46
Discontinued operations	—	0.03	—	0.06	0.08

Net income	$0.26	$0.33	$0.34	$0.61	$1.54

     Included in net income for the third quarter of fiscal 2006 is income from discontinued retail operations of $400 or $252 net of income tax resulting from better than previously projected results from liquidating retail inventories at closed retail locations.
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

EXHIBIT INDEX

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
21	List of Subsidiaries of Cavco	Filed herewith

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith **

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.