Form 10-Q
period 2006-06-30
CAVCO INDUSTRIES INC
filed 2006-08-09
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	56-2405642

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2006, there were 6,358,980 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
Form 10-Q Table of Contents
June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,930	$15,122
Short-term investments	47,400	42,900
Restricted cash	422	1,223
Accounts receivable	10,313	11,568
Inventories	14,570	12,733
Prepaid expenses and other current assets	806	1,446
Deferred income taxes	4,180	4,040

Total current assets	93,621	89,032

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	6,913	6,744
Machinery and equipment	7,083	6,752

	20,046	19,546
Accumulated depreciation	(7,434)	(7,202)

	12,612	12,344

Goodwill	67,346	67,346

Total assets	$173,579	$168,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,285	$6,269
Accrued liabilities	27,031	26,384

Total current liabilities	32,316	32,653

Deferred income taxes	11,450	11,040

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,358,980 and 6,352,980 shares, respectively	64	64
Additional paid-in capital	121,804	121,354
Retained earnings	7,945	3,611

Total stockholders’ equity	129,813	125,029

Total liabilities and stockholders’ equity	$173,579	$168,722

See accompanying notes to consolidated financial statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$54,050	$45,876
Cost of sales	43,431	36,239

Gross profit	10,619	9,637
Selling, general and administrative expenses	4,421	4,112

Income from operations	6,198	5,525
Interest income	574	282

Income before income taxes	6,772	5,807
Income tax expense	2,438	2,265

Net income	$4,334	$3,542

Net income per share:
Basic	$0.68	$0.56

Diluted	$0.65	$0.53

Weighted average shares outstanding:
Basic	6,355,818	6,288,730

Diluted	6,641,376	6,646,042

See accompanying notes to consolidated financial statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$4,334	$3,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232	233
Deferred income taxes	270	600
Share-based compensation expense	293	63
Tax benefit from option exercises	75	—
Incremental tax benefit from option exercises	(66)	—
Changes in operating assets and liabilities:
Restricted cash	801	183
Accounts receivable	1,255	(1,562)
Inventories	(1,837)	(1,344)
Prepaid expenses and other current assets	641	625
Accounts payable and accrued liabilities	(338)	1,796

Net cash provided by operating activities	5,660	4,136

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(500)	(199)
Purchases of short-term investments	(115,000)	—
Proceeds from sale of short-term investments	110,500	—

Net cash used in investing activities	(5,000)	(199)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	82	—
Incremental tax benefit from option exercises	66	—

Net cash provided by financing activities	148	—

Net increase in cash and cash equivalents	808	3,937
Cash and cash equivalents at beginning of period	15,122	46,457

Cash and cash equivalents at end of period	$15,930	$50,394

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$—	$110

See accompanying notes to consolidated financial statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated interim financial statements of Cavco Industries, Inc. (“Cavco Inc.”) and its wholly-owned subsidiary, CRG Holdings, LLC (collectively, the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state the Company’s consolidated financial statements. Certain previous period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. The Consolidated Statements of Operations and Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K filed with the SEC on May 24, 2006 (the “Form 10-K”).
     The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.
     For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the notes to consolidated financial statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	June 30,	March 31,
	2006	2006
Raw materials	$6,717	$4,903
Work in process	2,912	2,731
Finished goods	4,941	5,099

	$14,570	$12,733

     Accrued liabilities consist of the following:

	June 30,	March 31,
	2006	2006
Estimated warranties	$7,050	$6,850
Salaries, wages and benefits	4,721	4,662
Accrued volume rebates	4,199	3,543
Customer deposits	2,157	4,291
Accrued insurance	2,011	2,015
Reserve for repurchase commitments	1,500	1,500
Other	5,393	3,523

	$27,031	$26,384

3. Revolving Line of Credit
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of June 30, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
4. Warranties
     Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale. The Company has provided a liability for estimated future warranty costs relating to homes sold based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Three Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$6,850	$5,576
Charged to costs and expenses	2,239	1,684
Deductions	(2,039)	(1,697)

Balance at end of period	$7,050	$5,563

5. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $39,000 at June 30, 2006, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1,500 at June 30, 2006, based on prior experience and existing market conditions. In connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guarantee payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender. The contingent liability related to this guaranty is included in the Company’s reserve for repurchase commitments.
     Legal Matters — The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

6. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 583,420 shares were still available for grant at June 30, 2006. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
     Prior to April 1, 2006, the Company accounted for stock options issued under the above plans in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Under the disclosure-only provisions of FAS 123, as amended by FASB Statement No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, no option-based compensation cost was recognized, as all options were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 – revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Other than restricted stock awards, no share-based compensation cost has been reflected in net income prior to the adoption of FAS 123(R) and the results for prior periods have not been restated. The recognized compensation costs during the first quarter of fiscal 2007 under the modified-prospective transition method include (i) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     The adoption of FAS 123(R) decreased income before income taxes for the three months ended June 30, 2006 by approximately $230 and decreased net income for the three months ended June 30, 2006 by approximately $147. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the three months ended June 30, 2006 was approximately $293. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $188. Had compensation cost for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for the three months ended June 30, 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

Three Months Ended
June 30,
2005
Net income, as reported	$3,542
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax benefits	(303)

Pro forma net income	$3,239

Basic net income per share:
As reported	$0.56

Pro forma	$0.52

Diluted net income per share:
As reported	$0.53

Pro forma	$0.49

     As of June 30, 2006, total unrecognized compensation cost related to stock options was approximately $901 and the related weighted-average period over which it is expected to be recognized is approximately 1.61 years.
     The following table summarizes the option activity within the Company’s stock-based compensation plans for the three months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2006	697,330	$15.40
Granted	5,000	45.46
Exercised	(6,000)	13.66
Canceled or forfeited	—	—
Outstanding at June 30, 2006	696,330	$15.63	4.77	$20,060

Exercisable at June 30, 2006	482,685	$14.54	4.68	$14,430

     The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2006 and 2005 were $15.72 and $9.08 per share, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 was approximately $190. No options were exercised during the three months ended June 30, 2005.
     The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends. The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	June 30,
	2006	2005
Volatility	33.0%	29.2%
Risk-free interest rate	4.9%	3.9%
Dividend yield	0.0%	0.0%
Expected option life in years	4.25	5.00
     Expected term - The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107.
     Expected volatility - The Company estimates the volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses to it and its expected future stock price trends based on known or anticipated events.
     Risk-free interest rate - The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
     Expected dividend - The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model.

     Forfeitures - The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation cost only for those awards that are expected to vest.
     Though not required under the adoption provisions of FAS 123(R), the Company has made a policy decision to continue the use of the straight-line attribution method in order to remain consistent with the previous FAS 123 pro forma disclosures.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. No shares of restricted stock were granted during the three months ended June 30, 2006 and 2005. Share-based compensation cost related to all restricted stock awards outstanding during the three months ended June 30, 2006 and 2005, was approximately $63. All share-based compensation cost related to the Company’s restricted stock awards has been recognized as of June 30, 2006 as all awards have vested.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended June 30, 2006 is as follows:

Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at March 31, 2006	6,887	$9.07
Granted	—	—
Vested	6,887	9.07
Forfeited	—	—

Nonvested at June 30, 2006	—	$—

     Finally, for the three months ended June 30, 2006, the adoption of FAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $66, related to incremental tax benefits from stock options exercised during the period.
7. Earnings Per Share
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

	Three Months Ended
	June 30,
	2006	2005
Net income	$4,334	$3,542

Weighted average shares outstanding:
Basic	6,355,818	6,288,730
Common stock equivalents — treasury stock method	285,558	357,312

Diluted	6,641,376	6,646,042

Net income per share:
Basic	$0.68	$0.56

Diluted	$0.65	$0.53

8. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $774 at June 30, 2006. There were no operating losses for the three months ended June 30, 2006 or 2005 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with our expectations of net realizable values. Net sales for the retail sales centers to be disposed of were $1,432 and $1,820 for the three month periods ended June 30, 2006 and 2005, respectively.
9. Business Segment Information
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

	Three Months Ended
	June 30,
	2006	2005
Net sales
Manufacturing	$51,568	$44,788
Retail	4,319	3,038
Less: Intercompany	(1,837)	(1,950)

Total consolidated net sales	$54,050	$45,876

Income (loss) from operations
Manufacturing	$7,448	$6,920
Retail	66	(12)
Intercompany profit in inventory	115	(85)
General corporate charges	(1,431)	(1,298)

Total consolidated income from operations	$6,198	$5,525

Depreciation
Manufacturing	$156	$195
Retail	4	15
Corporate	72	23

Total consolidated depreciation	$232	$233

Capital expenditures
Manufacturing	$451	$164
Retail	35	—
Corporate	14	35

Total consolidated capital expenditures	$500	$199

	As of
	June 30,	March 31,
	2006	2006
Total assets
Manufacturing	$101,687	$101,139
Retail	4,340	5,466
Corporate	67,552	62,117

Total consolidated assets	$173,579	$168,722

     Total Corporate assets are comprised primarily of cash and cash equivalents, short-term investments and deferred taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
     We are the largest producer of manufactured homes in Arizona and the 10th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2005 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the southwestern United States. The Company operated three homebuilding facilities located in Arizona, one manufacturing facility in Texas and seven Company-owned sales centers in three states. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers.
     Our Company is part of the manufactured housing industry. In recent years, our industry has experienced a significant downturn, and continues to operate at levels that are at a forty plus year low point. The availability of consumer financing remains a key issue to be resolved before marked emergence from these historic lows can occur. Progress has also been impeded by several economic challenges including goods and services price inflation, increased interest rates, higher land costs, and a slow down in housing in general. These issues are not new to us, and we continue to work diligently to produce the strongest financial results possible in spite of them.
     We have worked to identify prospects for expansion of niche markets and have opened a new facility in Texas, which has the possibility of being a modest contributor to the business in the second half of the fiscal year. This factory began shipping park models and vacation cabins in April 2006 and may become more flexible in its product offering as market demands warrant. Our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we strive to effectively prototype new models with expressive interiors and exteriors that compliment home styles in the areas in which they are to be located.
Results of Operations — (Dollars in thousands)
Three months ended June 30, 2006 compared to 2005
     Net Sales. Total net sales increased 18% to $54,050 for the three months ended June 30, 2006 compared to $45,876 for the same period last year.
     Manufacturing net sales increased 15% to $51,568 for the three months ended June 30, 2006 from $44,788 for the same period last year. This increase was driven by a higher average selling price per home. The average sales price per home increased 15.7% to $48,512 versus $41,936 last year. However, the Company began to experience a decline in the incoming order rates for homes as total homes sold during the current quarter decreased to 1,063 wholesale shipments versus 1,068 last year. As a result, the Company’s order backlogs are reduced, causing modestly lower production levels. Industry sales have slowed considerably in California, an important market for the Company, while Arizona has experienced a smaller decline in sales activity.
     Retail net sales increased $1,281 to $4,319 for the three months ended June 30, 2006 from $3,038 for the same period last year. This increase in retail sales was due to additional homes sold during the quarter and a higher average sales price per home.
     Gross Profit. Gross profit as a percent of sales decreased to 19.6% for the three months ended June 30, 2006 from 21.0% for the same period last year. The Company continues to recognize excellent operating margins, although inflation, including higher material and transportation costs, impacted this quarter. Unlike the same period in the prior fiscal year, the current market climate may no longer be conducive to passing through higher material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.5% or $309 to $4,421 or 8.2% of net sales for the three months ended June 30, 2006 versus $4,112 or 9.0% of net sales for the same period last year. The increase was primarily the result of $230 in additional share-based compensation charges associated with the adoption of SFAS 123(R) during the period (see Note 6), incentive compensation programs tied to profitability and an increase in costs influenced by higher sales volume.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. Interest income is earned on a tax-free basis from a portion of the Company’s short-term investments. The increase in interest income resulted from the Company’s larger balance of investable funds and higher short-term interest rates.
     Income Taxes. The effective income tax rate for the three months ended June 30, 2006 was approximately 36% versus approximately 39% for the same period last year. The lower income tax rates reflect the effects of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 8).
Liquidity and Capital Resources
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of June 30, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
     The Company believes that cash, cash equivalents and short-term investments on hand at June 30, 2006 together with cash flow from operations will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. In addition, as described above, we have entered into a $15 million credit facility with JPMorgan Chase Bank N.A. that can be used to supplement these sources of liquidity.
     Our primary source of liquidity has historically been cash generated from operations. During the three months ended June 30, 2006 operating activities provided $5,660 of cash as compared to $4,136 during the same period last year. Cash generated by operating activities for the current period was primarily derived from operating income before non-cash charges and the timing of collection of accounts receivable balances partially offset by higher inventories necessary to ensure the availability of raw materials. Cash generated by operating activities in the prior period was primarily derived from operating income before non-cash charges and the timing of payments related to accounts payable balances partially offset by increased accounts receivable due to the timing of collections and increased inventory levels necessary to supply higher production volume.
     Investing activities required the use of $5,000 of cash during the three months ended June 30, 2006 compared to the use of $199 during the same period last year. The cash was primarily used to make net purchases of $4,500 of short-term investments in order to enhance yields, combined with $500 in purchases of property, plant and equipment. Cash utilized during the prior period related to normal recurring capital expenditures.
     Financing activities provided $148 of cash during the three months ended June 30, 2006 resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans. The Company had no financing activities during the three months ended June 30, 2005.

Critical Accounting Policies
     In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
     Beginning April 1, 2006, we have adopted FAS 123(R), which requires us to record stock-based compensation expense for awards granted to employees based on the fair value of the equity instrument at the time of grant. The change in accounting rules resulted in a decrease in reported earnings during the current period and will lead to decreases in future periods. We do not anticipate that the impacts will be material in future periods; however, the recognition of additional expense may negatively impact our future stock price. For the first quarter of fiscal 2007, we recorded stock-based compensation of approximately $230 (see Note 6).
Forward-looking Statements
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future;

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Housing demand and geographic concentration;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	We have a limited operating history as an independent company;

•	You may have difficulty evaluating our business, as our historical financial information may not be representative of what our results of operations would have been if we had been an independent company;

•	We may be required to satisfy certain indemnification obligations to Centex Corporation, our predecessor, or may not be able to collect on indemnification rights from Centex;

•	We could be responsible for certain tax liabilities if the Internal Revenue Service challenges the tax-free nature of the share distribution that resulted in us becoming an independent company;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our company; and

•	Volatility of stock price.
     We may make additional written or oral forward-looking statements from time to time in filings with the SEC or in public news releases or statements. Such additional statements may include, but are not be limited to include, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing.
     Statements in this Report on Form 10-Q, including those set forth in this section, may be considered “forward looking statements” within the meaning of Section 21E of the Securities Act of 1934. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume,” and similar words.
     Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
     The Company maintains short-term investments. Short-term investments are comprised of auction rate certificates which are adjustable-rate securities with dividend rates that are reset by bidders through periodic “Dutch auctions” generally conducted every 7 to 35 days by a broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. The investment instruments are rated AAA by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding, we do not believe that we are subject to significant interest rate risk.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a member of company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on 10-Q, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period
(b) Changes In Internal Control Over Financial Reporting
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2006, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 4: Submission of Matters to a Vote of Security Holders
     On June 29, 2006, the Company held its 2006 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected Steven G. Bunger and Jack Hanna to serve as members of the Board of Directors for a three-year term. The term of Jacqueline Dout will expire in 2007. The terms of Joseph H. Stegmayer and Michael H. Thomas will expire in 2008.
     There were present at the Annual Meeting, in person or by proxy, stockholders of the Company who were holders of record on May 9, 2006 of 5,652,163 shares of common stock or 88.94% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 6,354,980 shares entitled to vote in such election, the votes cast were as follows:

Election of Directors:	Votes For	Votes Withheld
Steven G. Bunger	5,636,439	15,724
Jack Hanna	5,636,439	15,724
     Additionally, the stockholders approved the amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 10,000,000 to 20,000,000. The votes cast were as follows:

Votes For	Votes Against	Abstentions	Nonvotes
5,431,223	215,933	5,007	702,817
     At the same meeting, a proposal for the ratification of the selection of Ernst & Young LLP as independent Auditor of the Company was submitted to the stockholders, and the votes caste were as follows:

Votes For	Votes Withheld	Abstentions	Nonvotes
5,643,279	2,582	6,302	702,817
Item 5: Other Information
     On August 9, 2006, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved the Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2007 (the “CFO Incentive Plan”). The CFO Incentive Plan, which covers the Company’s fiscal year beginning April 1, 2007, consists of three components: (i) a Specific Objectives Based Bonus, (ii) an Earnings Growth Incentive Bonus, and (iii) a Restricted Stock Award. The amount of the Specific Objectives Based Bonus, which ranges between $60,000 and $80,000, will be determined at the sole discretion of the Board of Directors, with a minimum payment of $60,000. The Earnings Growth Incentive Bonus is payable based upon achievement of certain specified increases in the income of the Company from continuing operations during fiscal year 2007. Mr. Urness also received a Restricted Stock Award of 923 shares under the Cavco Industries, Inc. 2003 Stock Incentive Plan. The restricted shares shall vest in twenty percent increments over the next five years on the anniversaries of the Grant Date.
Item 6: Exhibits

Exhibit No.	Exhibit
3.1*	Restated Certificate of Incorporation, as Amended
3.2(1)	Amended and Restated Bylaws
10.1*(2)	Summary of Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2007
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith
(1) Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
(2) Management contract or compensatory plan or arrangement
All other items required under Part II are omitted because they are not applicable.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc. Registrant
August 9, 2006	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2006	/s/ Daniel L. Urness
Daniel L. Urness
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)