Form 10-Q
period 2006-09-30
CAVCO INDUSTRIES INC
filed 2006-11-03
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, there were 6,358,980 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,288	$15,122
Short-term investments	49,900	42,900
Restricted cash	537	1,223
Accounts receivable	8,569	11,568
Inventories	14,015	12,733
Prepaid expenses and other current assets	2,128	1,446
Deferred income taxes	4,110	4,040

Total current assets	90,547	89,032

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	6,764	6,744
Machinery and equipment	7,446	6,752

	20,260	19,546
Accumulated depreciation	(7,574)	(7,202)

	12,686	12,344

Goodwill	67,346	67,346

Total assets	$170,579	$168,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,501	$6,269
Accrued liabilities	20,903	26,384

Total current liabilities	25,404	32,653

Deferred income taxes	11,910	11,040

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,358,980 and 6,352,980 shares, respectively	64	64
Additional paid-in capital	122,039	121,354
Retained earnings	11,162	3,611

Total stockholders’ equity	133,265	125,029

Total liabilities and stockholders’ equity	$170,579	$168,722

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$43,063	$47,091	$97,113	$92,967
Cost of sales	35,014	37,482	78,445	73,721

Gross profit	8,049	9,609	18,668	19,246
Selling, general and administrative expenses	3,718	4,207	8,139	8,319

Income from operations	4,331	5,402	10,529	10,927
Interest income	619	364	1,193	646

Income before income taxes	4,950	5,766	11,722	11,573
Income tax expense	1,733	2,249	4,171	4,514

Net income	$3,217	$3,517	$7,551	$7,059

Net income per share:
Basic	$0.51	$0.56	$1.19	$1.12

Diluted	$0.49	$0.52	$1.14	$1.06

Weighted average shares outstanding:
Basic	6,358,980	6,302,386	6,357,399	6,295,558

Diluted	6,602,291	6,720,397	6,623,719	6,685,694

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$7,551	$7,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372	461
Deferred income taxes	800	1,080
Share-based compensation expense	528	125
Tax benefits from option exercises	75	441
Incremental tax benefits from option exercises	(66)	—
Changes in operating assets and liabilities:
Restricted cash	686	(140)
Accounts receivable	2,999	(1,784)
Inventories	(1,282)	(1,414)
Prepaid expenses and other current assets	(682)	(202)
Accounts payable and accrued liabilities	(7,249)	3,188

Net cash provided by operating activities	3,732	8,814

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(714)	(5,077)
Purchases of short-term investments	(229,000)	(53,900)
Proceeds from sale of short-term investments	222,000	14,000

Net cash used in investing activities	(7,714)	(44,977)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	82	545
Incremental tax benefit from option exercises	66	—

Net cash provided by financing activities	148	545

Net decrease in cash and cash equivalents	(3,834)	(35,618)
Cash and cash equivalents at beginning of period	15,122	46,457

Cash and cash equivalents at end of period	$11,288	$10,839

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$4,303	$3,682

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying Consolidated Financial Statements of Cavco Industries, Inc. and its wholly-owned subsidiary, CRG Holdings, LLC (collectively, the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.
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
2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	September 30,	March 31,
	2006	2006
Raw materials	$5,885	$4,903
Work in process	2,961	2,731
Finished goods	5,169	5,099

	$14,015	$12,733

     Accrued liabilities consist of the following:

	September 30,	March 31,
	2006	2006
Estimated warranties	$7,165	$6,850
Salaries, wages and benefits	2,849	4,662
Accrued volume rebates	2,767	3,543
Customer deposits	1,785	4,291
Accrued insurance	1,658	2,015
Reserve for repurchase commitments	1,500	1,500
Other	3,179	3,523

	$20,903	$26,384

3. Revolving Line of Credit
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of September 30, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$7,050	$5,563	$6,850	$5,576

Charged to costs and expenses	2,156	2,065	4,396	3,748
Deductions	(2,041)	(1,770)	(4,081)	(3,466)

Balance at end of period	$7,165	$5,858	$7,165	$5,858

5. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 — 32 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $37,234 at September 30, 2006, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $1,500 at September 30, 2006 related to these commitments.
     Additionally, in connection with the repurchase agreement with one financial institution, the Company has provided a guaranty in the amount of $300 to guarantee payment should one of the Company’s larger independent dealers default on certain of its obligations in the event of a repurchase by the lender.
     Legal Matters — The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.
6. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 574,997 shares were still available for grant at September 30, 2006. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock generally vest over a three-year period with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
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
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 – revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Other than restricted stock awards, no share-based compensation cost had been reflected in net income prior to the adoption of FAS 123(R) and the results for prior periods have not been restated. The recognized compensation costs during the three and six month periods ended September 30, 2006 under the modified-prospective transition method include (i) compensation cost for all share-based payments granted prior to, but not fully vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     The adoption of FAS 123(R) decreased income before income taxes for the three and six months ended September 30, 2006 by approximately $234 and $464, respectively, and decreased net income for the three and six months ended September 30, 2006 by approximately $152 and $299. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the three and six months ended September 30, 2006 was approximately $235 and $528, respectively. Had compensation cost for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for the three and six month periods ended September 30, 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$3,517	$7,059
Less: Stock-based employee compensation determined under fair value based method, net of tax benefits	(71)	(374)

Pro forma net income	$3,446	$6,685

Basic net income per share:
As reported	$0.56	$1.12

Pro forma	$0.55	$1.06

Diluted net income per share:
As reported	$0.52	$1.06

Pro forma	$0.51	$1.00

     As of September 30, 2006, total unrecognized compensation cost related to stock options was approximately $760 and the related weighted-average period over which it is expected to be recognized is approximately 1.61 years.
     The following table summarizes the option activity within the Company’s stock-based compensation plans for the six months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2006	697,330	$15.40
Granted	12,500	36.15
Exercised	(6,000)	13.66
Canceled or forfeited	—	—

Outstanding at September 30, 2006	703,830	$15.78	4.54	$11,068

Exercisable at September 30, 2006	484,560	$14.60	4.44	$8,192

     The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2006 was $10.43. No stock options were granted during the three month period ended September 30, 2005. No options were exercised during the three months ended September 30, 2006. The total intrinsic value of options exercised during the three months ended September 30, 2005 was approximately $1,132.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Volatility	34.3%	—	33.8%	29.2%
Risk-free interest rate	4.6%	—	4.7%	3.9%
Dividend yield	0.0%	—	0.0%	0.0%
Expected option life in years	4.25	—	4.25	5.00

     Expected term — The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107.
     Expected volatility — The Company estimates the volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses to it and its expected future stock price trends based on known or anticipated events.
     Risk-free interest rate — The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
     Expected dividend — The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model.
     Forfeitures — The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation cost only for those awards that are expected to vest.
     Though not required under the adoption provisions of FAS 123(R), the Company has made a policy decision to continue the use of the straight-line attribution method in order to remain consistent with the previous FAS 123 pro forma disclosures.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended September 30, 2006 is as follows:

		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2006	6,887	$9.07
Granted	923	32.49
Vested	(6,887)	9.07
Forfeited	—	—

Nonvested at September 30, 2006	923	$32.49

     For the six months ended September 30, 2006, the adoption of FAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $66, related to incremental tax benefits from stock options exercised during the period.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$3,217	$3,517	$7,551	$7,059

Weighted average shares outstanding:
Basic	6,358,980	6,302,386	6,357,399	6,295,558
Common stock equivalents — treasury stock method	243,311	418,011	266,320	390,136

Diluted	6,602,291	6,720,397	6,623,719	6,685,694

Net income per share:
Basic	$0.51	$0.56	$1.19	$1.12

Diluted	$0.49	$0.52	$1.14	$1.06

     Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2006 were 3,986 and 952, respectively. No anti-dilutive common stock equivalents were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2005.
8. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $405 at September 30, 2006. There were no operating losses for the three and six months ended September 30, 2006 or 2005 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with our expectations of net realizable values. Net sales for the retail sales centers to be disposed of were $1,637 and $1,752 for the three month periods ended September 30, 2006 and 2005, respectively, and $3,069 and $3,572 for the six month periods ended September 30, 2006 and 2005, respectively.
9. Business Segment Information
     The Company operates in two business segments — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the southwestern United States to a network of dealers which includes Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the Form 10-K. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Substantially all depreciation and capital expenditures are related to the Manufacturing segment. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Manufacturing	$41,376	$45,122	$92,944	$89,910
Retail	3,477	3,309	7,796	6,347
Less: Intercompany	(1,790)	(1,340)	(3,627)	(3,290)

Total consolidated net sales	$43,063	$47,091	$97,113	$92,967

Income from operations
Manufacturing	$5,534	$6,914	$12,982	$13,834
Retail	60	16	126	4
Intercompany profit in inventory	25	85	140	—
General corporate charges	(1,288)	(1,613)	(2,719)	(2,911)

Total consolidated income from operations	$4,331	$5,402	$10,529	$10,927

	As of
	September 30,	March 31,
	2006	2006
Total assets
Manufacturing	$100,827	$101,139
Retail	4,360	5,466
Corporate	65,392	62,117

Total consolidated assets	$170,579	$168,722

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
Overview
     We are the largest producer of manufactured homes in Arizona and the 10th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2005 data published by Manufactured Home Merchandiser. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the southwestern United States. The Company operates three homebuilding facilities located in Arizona, one manufacturing facility in Texas and seven Company-owned sales centers in three states. The retail segment of the Company operates sales center locations which offer homes produced by the Company and other manufacturers to retail customers.
     In recent years, the manufactured housing industry to which we belong has experienced a significant downturn, and continues to operate at levels that are at a forty plus year low point. The availability of consumer financing remains a key issue to be resolved before marked emergence from these historic lows can occur. Progress has also been impeded by several economic challenges including goods and services price inflation, higher interest rates, increased land costs, and a slow down in housing in general.
     These issues are not new to Cavco, and the Company has worked diligently throughout this period to produce the strongest financial results possible in spite of them. Through fiscal year 2006 and the first quarter of fiscal year 2007, the Company’s earnings showed consistent improvement. However, beginning in the first quarter of fiscal year 2007 and continuing through the second quarter, the Company’s sales activity has dramatically slowed. Shipments to California and Nevada have dropped considerably and Arizona shipments are also down, albeit to a lesser extent. By the end of the second quarter of fiscal 2007, backlogs have been reduced to low levels.
     While we cannot specifically quantify the particular causes of the slowdown in Cavco’s orders, we can identify market shifts that may have contributed to the decline and that also may be affecting our competitors who are generally reporting reduced sales activity as well. The fast pace of the site built housing industry has slowed considerably coincident with a relatively sudden increase in existing home inventories. U.S. existing home inventory levels have grown 35% to 3.75 million homes in September 2006 from 2.77 million homes in September 2005. While there are indications that site-built lenders have tightened their credit requirements somewhat, they continue to offer more favorable lending terms than are generally available from manufactured housing finance sources. The growth of site-built resale inventory has had an adverse impact on the contingency contract process, wherein manufactured homebuyers must sell their existing site-built home in order to facilitate the purchase of a manufactured home. In addition, many new home builders with high inventory levels are offering attractive incentives to homebuyers, which may create added competition for the manufactured housing industry.
     As we began to experience a downturn in incoming order rates, we increased our efforts to identify market expansion opportunities. Company wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that compliment home styles in the areas in which they are to be located. Although the start-up of the Texas plant is progressing slower than anticipated, this new facility could become a modest contributor to the business by late fiscal 2007 as it develops the people needed to improve production efficiency and expand its product line.

Results of Operations — (Dollars in thousands)
Three and six months ended September 30, 2006 compared to 2005
     Net Sales. Total net sales decreased 8.6% to $43,063 for the three months ended September 30, 2006 compared to $47,091 for the same period last year. For the six months ended September 30, 2006, net sales increased 4.5% to $97,113 compared to $92,967 for the same period last year.
     Manufacturing net sales decreased 8.3% to $41,376 for the three months ended September 30, 2006 from $45,122 for the same period last year and increased 3.4% to $92,944 for the six month period ended September 30, 2006 from $89,910 for the same period last year. The decrease in sales during the current quarter was driven by a decline in the incoming order rates for homes as total homes sold during the current quarter decreased to 905 wholesale shipments versus 1,051 in the same period last year. This decline in wholesale shipments was partially offset by an increase in the average selling price per home, which increased 6.5% to $45,719 versus $42,932 last year. The modest increase in sales for the six months ended September 30, 2006 was driven by an 11.3% increase in the average selling price per home to $47,228 as compared to $42,430 for the same period last year. These favorable price increases were partially offset by a reduction in the total number of homes sold during the period of 1,968 versus 2,119 last year.
     Retail net sales increased $168 to $3,477 for the three months ended September 30, 2006 from $3,309 for the same period last year and $1,449 to $7,796 for the six month period ended September 30, 2006 compared to $6,347 last year. This increase in retail sales was driven by higher average selling prices, offset by a reduction in the overall number of homes sold.
     Gross Profit. Gross profit as a percent of sales decreased to 18.7% for the three months ended September 30, 2006 from 20.4% for the same period last year and decreased to 19.2% for the six months ended September 30, 2006 from 20.7% last year. The gross profit percentage has been challenged by lower production volume, a less favorable product mix, and low margin results from the new Texas plant.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.6% or $489 to $3,718 or 8.6% of net sales for the three months ended September 30, 2006 versus $4,207 or 8.9% of net sales for the same period last year. For the six month period ended September 30, 2006, selling, general and administrative expenses decreased 2.2% or $180 to $8,139 from $8,319 last year. The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. Interest income is earned on a tax-free basis from a portion of the Company’s short-term investments. The increase in interest income resulted from the Company’s larger balance of investable funds and higher short-term interest rates.
     Income Taxes. The effective income tax rates for the three and six months ended September 30, 2006 were approximately 35% and 36% versus approximately 39% for the same periods last year. The lower income tax rates reflect the effects of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 8).
Liquidity and Capital Resources
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of September 30, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
     The Company believes that cash, cash equivalents and short-term investments on hand at September 30, 2006 together with cash flow from operations will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. In addition, as described above, we have entered into a $15 million credit facility with JPMorgan Chase Bank N.A. that can be used to supplement these sources of liquidity.
     Our primary source of liquidity has historically been cash generated from operations. During the six months ended September 30, 2006, operating activities provided $3,732 of cash as compared to $8,814 during the same period last year. Cash generated by operating activities for the current period was primarily derived from operating income before non-cash charges and the timing of collection of accounts receivable balances partially offset by higher inventories necessary to ensure the availability of raw materials and a reduction in the Company’s accounts payable and accrued liabilities balances. Cash generated by operating activities in the prior period was primarily derived from operating income before non-cash charges and an increase in accrued liabilities due to operating growth partially offset by higher accounts receivable due to increased sales and higher inventories necessary to supply increased production.
     Investing activities required the use of $7,714 of cash during the six months ended September 30, 2006 compared to the use of $44,977 during the same period last year. During the six months ended September 30, 2006, cash was primarily used to make net purchases of $7,000 of short-term investments in order to enhance yields, combined with $714 in purchases of property, plant and equipment. Cash utilized during the prior period related primarily to net purchases of $39,900 of short-term investments in order to enhance yields, as well as the use of $5,077 related to capital expenditures, including approximately $1,550 for a production facility in Texas and approximately $3,000 for land in Arizona on which the Company may build an additional production facility.
     Financing activities provided $148 of cash during the six months ended September 30, 2006 resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans. Financing activities provided $545 of cash during the six month period ended September 30, 2005 from common stock issued in conjunction with the exercise of stock options.
Critical Accounting Policies
     In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on our financial position and results of operations, if any.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe SAB 108 will have a material impact on our results from operations or financial position.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS 157 will have on our financial position and results of operations.
Forward-looking Statements
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Housing demand and geographic concentration;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	If our new Texas facility does not generate an operating profit;

•	Increased competition from site-built residential housing, which may reduce our revenues;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	We have a limited operating history as an independent company;

•	You may have difficulty evaluating our business, as our historical financial information may not be representative of what our results of operations would have been if we had been an independent company;

•	We may be required to satisfy certain indemnification obligations to Centex Corporation, our predecessor, or may not be able to collect on indemnification rights from Centex;

•	We could be responsible for certain tax liabilities if the Internal Revenue Service challenges the tax-free nature of the share distribution that resulted in us becoming an independent company;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our company; and

•	Volatility of stock price.
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
     No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2006, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
     We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
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
Item 6: Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc. Registrant
November 3, 2006	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer — Chairman,
President and Chief Executive Officer (Principal Executive Officer)

November 3, 2006	/s/ Daniel L. Urness
Daniel L. Urness
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation

3.3(3)	Amended and Restated Bylaws

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

*	Filed herewith

**	Furnished herewith