Form 10-Q
period 2006-12-31
CAVCO INDUSTRIES INC
filed 2007-02-06
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of February 2, 2007, there were 6,375,562 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 31, 2006

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,701	$15,122
Short-term investments	49,900	42,900
Restricted cash	191	1,223
Accounts receivable	11,426	11,568
Inventories	13,039	12,733
Prepaid expenses and other current assets	2,582	1,446
Deferred income taxes	4,100	4,040

Total current assets	90,939	89,032

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	6,857	6,744
Machinery and equipment	7,450	6,752

	20,357	19,546
Accumulated depreciation	(7,721)	(7,202)

	12,636	12,344

Goodwill	67,346	67,346

Total assets	$170,921	$168,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,304	$6,269
Accrued liabilities	19,296	26,384

Total current liabilities	22,600	32,653

Deferred income taxes	12,290	11,040

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,374,480 and 6,352,980 shares, respectively	64	64
Additional paid-in capital	122,566	121,354
Retained earnings	13,401	3,611

Total stockholders’ equity	136,031	125,029

Total liabilities and stockholders’ equity	$170,921	$168,722

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$38,189	$45,320	$135,302	$138,287
Cost of sales	31,871	36,365	110,316	110,086

Gross profit	6,318	8,955	24,986	28,201
Selling, general and administrative expenses	3,765	3,946	11,904	12,265

Income from operations	2,553	5,009	13,082	15,936
Interest income	589	387	1,782	1,033

Income from continuing operations before income taxes	3,142	5,396	14,864	16,969
Income tax expense	1,037	1,874	5,208	6,388

Income from continuing operations	2,105	3,522	9,656	10,581
Income from discontinued retail operations net of income taxes of $66 and $148	134	252	134	252

Net income	$2,239	$3,774	$9,790	$10,833

Net income per share (basic):
Continuing operations	$0.33	$0.56	$1.52	$1.68
Discontinued retail operations	$0.02	$0.04	$0.02	$0.04

Net income	$0.35	$0.60	$1.54	$1.72

Net income per share (diluted):
Continuing operations	$0.32	$0.52	$1.46	$1.57
Discontinued retail operations	$0.02	$0.04	$0.02	$0.04

Net income	$0.34	$0.56	$1.48	$1.61

Weighted average shares outstanding:
Basic	6,361,869	6,336,342	6,358,889	6,309,010

Diluted	6,615,263	6,775,614	6,625,725	6,721,977

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$9,790	$10,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	519	696
Deferred income taxes	1,190	1,270
Share-based compensation expense	728	188
Tax benefits from option exercises	223	460
Incremental tax benefits from option exercises	(195)	—
Changes in operating assets and liabilities:
Restricted cash	1,032	(124)
Accounts receivable	142	(396)
Inventories	(306)	(1,751)
Prepaid expenses and other current assets	(1,136)	(773)
Accounts payable and accrued liabilities	(10,053)	(283)

Net cash provided by operating activities	1,934	10,120

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(811)	(5,212)
Purchases of short-term investments	(346,000)	(67,900)
Proceeds from sale of short-term investments	339,000	28,000

Net cash used in investing activities	(7,811)	(45,112)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	261	581
Incremental tax benefits from option exercises	195	—

Net cash provided by financing activities	456	581

Net decrease in cash and cash equivalents	(5,421)	(34,411)
Cash and cash equivalents at beginning of period	15,122	46,457

Cash and cash equivalents at end of period	$9,701	$12,046

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$4,637	$5,183

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2006
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
2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	December 31,	March 31,
	2006	2006
Raw materials	$5,555	$4,903
Work in process	2,785	2,731
Finished goods	4,699	5,099

	$13,039	$12,733

     Accrued liabilities consist of the following:

	December 31,	March 31,
	2006	2006
Estimated warranties	$6,840	$6,850
Salaries, wages and benefits	3,005	4,662
Accrued volume rebates	2,556	3,543
Accrued insurance	1,733	2,015
Reserve for repurchase commitments	1,300	1,500
Customer deposits	991	4,291
Other	2,871	3,523

	$19,296	$26,384

3. Revolving Line of Credit
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of December 31, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Balance at beginning of period	$7,165	$5,858	$6,850	$5,576

Charged to costs and expenses	1,564	2,145	5,960	5,893
Deductions	(1,889)	(1,845)	(5,970)	(5,311)

Balance at end of period	$6,840	$6,158	$6,840	$6,158

5. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 — 32 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $33,764 at December 31, 2006, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $1,300 at December 31, 2006 related to these commitments.
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
6. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 574,997 shares were still available for grant at December 31, 2006. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock generally vest over a three-year period, with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
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
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 – revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Other than restricted stock awards, no share-based compensation cost had been reflected in net income prior to the adoption of FAS 123(R) and the results for prior periods have not been restated. The recognized compensation costs during the three and nine month periods ended December 31, 2006 under the modified-prospective transition method include (i) compensation cost for all share-based payments granted prior to, but not fully vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     The adoption of FAS 123(R) decreased income before income taxes for the three and nine months ended December 31, 2006 by approximately $198 and $662, respectively, and decreased net income for the three and nine months ended December 31, 2006 by approximately $133 and $432. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the three and nine months ended December 31, 2006 was approximately $200 and $728, respectively. Had compensation cost for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for the three and nine month periods ended December 31, 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2005
Net income, as reported	$3,774	$10,833
Less: Stock-based employee compensation determined under fair value based method, net of tax benefits	(51)	(425)

Pro forma net income	$3,723	$10,408

Basic net income per share:
As reported	$0.60	$1.72

Pro forma	$0.59	$1.65

Diluted net income per share:
As reported	$0.56	$1.61

Pro forma	$0.55	$1.55

     As of December 31, 2006, total unrecognized compensation cost related to stock options was approximately $573 and the related weighted-average period over which it is expected to be recognized is approximately 1.56 years.
     The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2006	697,330	$15.40
Granted	12,500	36.15
Exercised	(21,500)	12.14
Canceled or forfeited	—	—

Outstanding at December 31, 2006	688,330	$15.88	4.30	$13,188

Exercisable at December 31, 2006	592,205	$14.22	4.16	$12,327

     No options were granted during the three months ended December 31, 2006. The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2005 was $12.42. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was approximately $373 and $51, respectively.
     The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends. The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Volatility	—	26.1%	33.8%	28.6%
Risk-free interest rate	—	4.3%	4.7%	4.0%
Dividend yield	—	0.0%	0.0%	0.0%
Expected option life in years	—	5.00	4.25	5.00

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
     Forfeitures - The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest.
     Though not required under the adoption provisions of FAS 123(R), the Company has made a policy decision to continue the use of the straight-line attribution method in order to remain consistent with the previous FAS 123 pro forma disclosures.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended December 31, 2006 is as follows:

		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2006	6,887	$9.07
Granted	923	32.49
Vested	(6,887)	9.07
Forfeited	—	—

Nonvested at December 31, 2006	923	$32.49

     For the nine months ended December 31, 2006, the adoption of FAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $195, related to incremental tax benefits from stock options exercised during the period.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$2,239	$3,774	$9,790	$10,833

Weighted average shares outstanding:
Basic	6,361,869	6,336,342	6,358,889	6,309,010
Common stock equivalents - treasury stock method	253,394	439,272	266,836	412,967

Diluted	6,615,263	6,775,614	6,625,725	6,721,977

Net income per share:
Basic	$0.35	$0.60	$1.54	$1.72

Diluted	$0.34	$0.56	$1.48	$1.61

     Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2006 were 3,527 and 1,331, respectively. No anti-dilutive common stock equivalents were excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2005.
8. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $425 at December 31, 2006. Income from discontinued retail operations for the three and nine months ended December 31, 2006 and 2005 resulted from better than anticipated results from liquidating retail inventories at closed locations. Net sales for the retail sales centers to be disposed of were $1,160 and $948 for the three month periods ended December 31, 2006 and 2005, respectively, and $4,229 and $4,520 for the nine month periods ended December 31, 2006 and 2005, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales
Manufacturing	$35,814	$44,013	$128,758	$133,923
Retail	4,078	3,864	11,874	10,211
Less: Intercompany	(1,703)	(2,557)	(5,330)	(5,847)

Total consolidated net sales	$38,189	$45,320	$135,302	$138,287

Income from operations
Manufacturing	$3,607	$6,349	$16,589	$20,183
Retail	139	115	265	119
Intercompany profit in inventory	84	(185)	224	(185)
General corporate charges	(1,277)	(1,270)	(3,996)	(4,181)

Total consolidated income from operations	$2,553	$5,009	$13,082	$15,936

	As of
	December 31,	March 31,
	2006	2006
Total assets
Manufacturing	$103,739	$101,139
Retail	3,397	5,466
Corporate	63,785	62,117

Total consolidated assets	$170,921	$168,722

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
     In recent years, the manufactured housing industry has experienced a significant downturn, and continues to operate at levels that are at a forty plus year low point. The availability of consumer financing remains a key issue to be resolved before marked emergence from these historic lows can occur. Progress has also been impeded by several economic challenges including limited financing availability, increased land costs, and a slowdown in housing demand in general.
     These issues are not new to Cavco, and the Company has worked diligently throughout this difficult period to produce strong financial results. Through fiscal year 2006 and the first quarter of fiscal year 2007, the Company’s earnings showed consistent improvement. However, beginning in the first quarter of fiscal year 2007 and continuing through the third quarter, the Company’s sales activity has dramatically slowed. Shipments to California and Nevada have dropped considerably and Arizona shipments are also down, albeit to a lesser extent. The Company has been operating with a minimal backlog throughout the third quarter of fiscal 2007.
     While we cannot determine the particular causes of the slowdown in Cavco’s orders, we can identify market shifts that may have contributed to the decline and that also may be affecting our competitors who are generally reporting reduced sales activity as well. A slowdown in the site built housing industry combined with reported substantial increases in existing home inventories has impacted the activity in manufactured housing. Site built home repossessions are also reported to be on the rise. While there are indications that site-built lenders have tightened their credit requirements somewhat, they continue to offer more favorable lending terms than are generally available from manufactured housing finance sources. The growth of site-built resale inventory has had an adverse impact on the contingency contract process, wherein manufactured homebuyers must sell their existing site-built home in order to facilitate the purchase of a manufactured home. In addition, many on-site home builders with high inventory levels are offering attractive incentives to homebuyers, which may create added competition for the manufactured housing industry.
     As we experienced a downturn in incoming order rates during the year, we have increased our efforts to identify market expansion opportunities. Companywide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that compliment home styles in the areas in which they are to be located.
     In the face of the current housing environment, we remain optimistic about the future because we believe that we are located in attractive geographic markets, we have an excellent and diverse line of products and we maintain a conservative cost structure which enables us to build a great value into our homes.

Results of Operations — (Dollars in thousands)
Three and nine months ended December 31, 2006 compared to 2005
     Net Sales. Total net sales decreased 15.7% to $38,189 for the three months ended December 31, 2006 compared to $45,320 for the comparable quarter last year. For the nine months ended December 31, 2006, net sales decreased 2.2% to $135,302 compared to $138,287 for the same period last year.
     Manufacturing net sales decreased 18.6% to $35,814 for the three months ended December 31, 2006 from $44,013 for the same period last year and decreased 3.9% to $128,758 for the nine month period ended December 31, 2006 from $133,923 for the comparable period last year. The decrease in sales during the current quarter was driven by a decline in the incoming order rates for homes as total homes sold during the current quarter decreased to 898 wholesale shipments versus 1,049 in the same period last year. A larger proportion of homes sold during the third quarter were single-section, causing a 4.9% reduction in the average selling price per home which was $39,882 versus $41,957 for last year’s third quarter. The decrease in sales for the nine months ended December 31, 2006 was also driven by a decrease in wholesale shipments to 2,866 versus 3,168 in the same period last year; partially offset by a 6.3% increase in the average selling price per home to $44,926 as compared to $42,274 for the same period in the prior year.
     Retail net sales increased $214 to $4,078 for the three months ended December 31, 2006 from $3,864 for the same quarter last year and $1,663 to $11,874 for the nine month period ended December 31, 2006 compared to $10,211 last year. This increase in retail sales was driven by higher average selling prices, offset by a reduction in the overall number of homes sold.
     Net Income. Net income decreased 40.7% to $2,239 for the three months ended December 31, 2006 compared to $3,774 for the comparable quarter last year. For the nine months ended December 31, 2006, net income decreased 9.6% to $9,790 compared to $10,833 for the same period last year.
     Gross Profit. Gross profit as a percent of sales decreased to 16.5% for the three months ended December 31, 2006 from 19.8% for the same period last year and decreased to 18.5% for the nine months ended December 31, 2006 from 20.4% last year. The gross profit percentage has been challenged by lower production volume, a less favorable product mix, and low margin results from the new Texas plant.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.6% or $181 to $3,765 or 9.9% of net sales for the three months ended December 31, 2006 versus $3,946 or 8.7% of net sales for the same period last year. For the nine month period ended December 31, 2006, selling, general and administrative expenses decreased 2.9% or $361 to $11,904 from $12,265 last year. The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume, partially offset by share-based compensation expense due to the implementation of FAS 123(R) at the beginning of fiscal year 2007.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. Interest income is earned on a tax-free basis from a portion of the Company’s short-term investments. The increase in interest income for the three and nine month periods ended December 31, 2006, compared to these periods last year, resulted from the Company’s larger balance of investable funds and higher short-term interest rates.
     Income Taxes. The effective income tax rates for the three and nine months ended December 31, 2006 were approximately 33% and 35% versus approximately 35% and 38%, respectively, for the same periods last year. The lower income tax rates reflect the effects of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 8).
Liquidity and Capital Resources
     The Company has established a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of December 31, 2006, $945 of the line amount is reserved for an outstanding letter of credit issued for the Company’s workers’ compensation program. The Company has not made any draws under the RLC. The outstanding principal amount of borrowings under the RLC bears interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio.
     The Company believes that cash, cash equivalents and short-term investments on hand at December 31, 2006, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. In addition, as described above, we have entered into a $15 million credit facility with JPMorgan Chase Bank N.A. that can be used to supplement these sources of liquidity.
     Our primary source of liquidity has historically been cash generated from operations. During the nine months ended December 31, 2006, operating activities provided $1,934 of cash as compared to $10,120 during the same period last year. Cash generated by operating activities for the current period was primarily derived from operating income before non-cash charges and the satisfaction of restrictions on restricted cash balances related to retail customer deposits; offset by an increase in prepaid income taxes and a reduction in the Company’s accounts payable and accrued liabilities balances including wholesale customer deposits, volume rebate and payroll accruals. Cash generated by operating activities in the prior period was primarily derived from operating income before non-cash charges partially offset by higher inventories necessary to supply increased production and to ensure the availability of raw materials.
     Investing activities required the use of $7,811 of cash during the nine months ended December 31, 2006 compared to the use of $45,112 during the same period last year. During the nine months ended December 31, 2006, cash was primarily used to make net purchases of $7,000 of short-term investments in order to enhance yields, combined with $811 in purchases of property, plant and equipment. Cash utilized during the prior period related primarily to net purchases of $39,900 of short-term investments in order to enhance yields, as well as the use of $5,212 related to capital expenditures, including approximately $1,550 for a production facility in Texas and approximately $3,000 for land in Arizona on which the Company may build an additional production facility.
     Financing activities provided $456 of cash during the nine months ended December 31, 2006 resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans. Financing activities provided $581 of cash during the nine month period ended December 31, 2005 from common stock issued in conjunction with the exercise of stock options.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe SAB 108 will have a material impact on our results from operations or financial position.
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
     No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 31, 2006, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.

Registrant

February 6, 2007	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

February 6, 2007	/s/ Daniel L. Urness

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