Form 10-K
period 2007-03-31
CAVCO INDUSTRIES INC
filed 2007-05-22
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	56-2405642 (IRS Employer Identification No.)

1001 North Central Avenue, Suite 800 Phoenix, Arizona 85004 (Address of principal executive offices)	602-256-6263 Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name on each Exchange on which registered

Common Stock, par value $0.01	The NASDAQ Stock Market, LLC
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2006 (based on the closing price on the NASDAQ Stock Market, LLC on September 30, 2006) was $167,898,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 17, 2007, 6,400,480 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

PART I
ITEM 1. BUSINESS
General
     Cavco Industries, Inc., a Delaware corporation, is the largest producer of manufactured homes in Arizona, and a leading producer of park model homes and vacation cabins in the United States, having made wholesale shipments of 3,612 manufactured housing units during our fiscal year ended March 31, 2007. We are also the 10th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2005 data published by Manufactured Home Merchandiser, an industry trade publication. Our business encompasses manufacturing operations and wholesale and retail marketing. Also, the terms “Cavco,” “us,” “we,” “our,” the “Company,” and any other similar terms refer to Cavco Industries, Inc and its subsidiaries, unless otherwise indicated in this Form 10-K.
     Our factory-built homes are produced under various trade names and in a variety of floor plans and price ranges. We produce homes constructed to the building standards promulgated by the U.S. Department of Housing and Urban Development, or HUD, and by the International and Universal Building Codes as well as park model homes and vacation cabins. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are multi-section homes, although we also produce single-section homes. Our park model homes are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for retirement living and are placed in planned communities or recreational home parks. We also produce camping cabins and commercial structures for a variety of purposes, including portable offices and showrooms.
     We currently operate three manufacturing plants in the Phoenix, Arizona area and one manufacturing plant in Seguin, Texas. Our factories range in size from 79,000 to 203,000 square feet. We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers.
     We sell manufactured homes through both a network of independent retailers and through Company-owned retail outlets. As of March 31, 2007, our products were offered for sale through approximately 345 independent retail outlets in 25 states. A majority of these independent retail outlets are located in Arizona, California, New Mexico, Nevada and Texas. As of March 31, 2007, we had a total of 7 Company-owned retail outlets, located in Arizona, New Mexico and Texas. We closed 1 of our Company-owned retail outlets in fiscal 2007 and we expect to close less than half of our remaining retail outlets during the next 12 months. We plan to close these retail outlets because they have under-performed in recent years. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as these outlets do not sell a significant amount of products manufactured by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”
     Despite a protracted downturn in the manufactured housing industry, we generated income from continuing operations before income taxes, which primarily encompass three manufacturing plants in Arizona, one manufacturing plant in Texas, and our corporate office, of $17.4 million, $23.5 million and $15.8 million for fiscal 2007, 2006 and 2005, respectively. We believe that our ability to maintain the profitability of our continuing operations during the current industry downturn is attributable in significant part to efficient production, a high value product line, focused sales efforts and stringent cost control.
Industry Overview
     General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing, panelized homes and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2006, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 7% of all new single-family housing starts and 10% of all new single-family homes sold.
     Industry wholesale shipments of HUD code homes totaled approximately 118,000 homes in 2006 versus 147,000 homes in 2005 according to data reported by the Manufactured Housing Institute (“MHI”).
     We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and young married couples, as well as seniors and retired persons. The comparatively low cost of fully-equipped manufactured housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing.

     Protracted Industry Downturn. The U.S. manufactured housing industry experienced a period of substantial growth in the 1990s as total wholesale shipments increased from 171,000 homes in 1991 to a peak of 373,000 homes in 1998 according to data reported by MHI. This growth was driven by the improved availability of consumer financing, including financing for lower-income and higher-risk borrowers and the introduction of new multi-section designs that appealed to a broader range of customers. In response to the increased demand for manufactured homes during this period, manufacturers expanded production capacity and the number of retail locations increased.
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
     As a result of the foregoing factors, based on industry data as of the end of 2006, approximately 57% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 118 plants over the same period, representing a 37% reduction. In addition, inventories of new manufactured homes in the retail marketplace declined by approximately 57% from June 1999 to December 2006. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
     The principal regional markets we have targeted have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 37% from 1999 to 2006. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 75% during the same period. More recently, the California manufactured housing market has suffered a significant downturn, as the number of manufactured housing units shipped has decreased 23% from 2005 to 2006. U.S. wholesale shipments and retail sales of manufactured homes could continue to experience adverse conditions for the remainder of 2007 due to some or all of the factors described above. We expect industry sales volumes to be adversely affected until, among other factors, consumer and wholesale financing is more readily available.
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
Products
     Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 62% of the homes we produced in fiscal 2007 were HUD code homes. The remaining homes we produce are primarily park model homes, which are constructed to building standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce camping cabins and commercial structures built to state and local standards for a variety of purposes, including portable offices and showrooms.
     We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are ranch-style homes. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet. In fiscal 2007, we produced and sold 3,612 homes, of which 2,084 were multi-section. Included in single-section production are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.

     Each home contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Feature upgrades include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors and cabinetry, granite countertops, and energy conservation items. We also offer a variety of structural and decorative customizations to meet the home buyer’s specifications.
     During fiscal 2007, our average wholesale home price for a HUD code home was approximately $52,000, excluding delivery. Approximately 80% of the homes we produce are sold in transactions covering both the home and the land on which it is placed. Retail sales prices of our homes, without land, generally range from $32,000 to more than $130,000, depending upon size, floor plan, features and options.
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
Manufacturing Operations
     Our homes are constructed in plant facilities using an assembly-line process employing from 95 to 365 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
     We currently operate three manufacturing facilities in the Phoenix, Arizona area and one manufacturing plant in Seguin, Texas. Our manufacturing facilities range from approximately 79,000 to 203,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six days. As of March 31, 2007, our current rate of production was approximately 19 sections per day.
     Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our Arizona HUD Code manufacturing facilities serves between 120 to 140 retailers and our park model and vacation cabin facilities serve approximately 70 retail distributors along with a large number of one time purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
     The following table sets forth the total number of homes wholesaled from our factories and the number of manufacturing facilities which produced those homes for the fiscal years indicated:

	Year Ended March 31,
	2007	2006	2005
Homes sold:
Single-section	1,528	1,448	1,251
Multi-section	2,084	2,803	2,741

Total homes sold	3,612	4,251	3,992

Operating manufacturing facilities at end of period	4	3	3
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

     Our backlog of orders as of March 31, 2007 was approximately $2.4 million. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog generally declines during the winter months.
Sales and Distribution
     The following table sets forth the number of homes sold by us through independent and Company-owned distribution channels during the last three fiscal years, as well as the number of independent retail outlets and Company-owned retail centers at the end of the applicable period. The distribution channels are outlined as follows:

	Year Ended March 31,
	2007	2006	2005
Home sold through:
Independent retail outlets	3,467	4,082	3,809
Company-owned retail centers	145	169	183

Total homes sold	3,612	4,251	3,992

Number of independent retail outlets at the end of the period	345	311	338

Number of company-owned retail centers at the end of the period	7	8	11
     Independent Retailers. As of March 31, 2007, we had a network of 345 independent retail outlets, of which there were 138 in Arizona, 99 in California, 34 in New Mexico, 11 in Nevada, 11 in Texas, 10 in Washington, 9 in Utah, 7 in Colorado, 5 in Idaho, 2 in Alaska, Maryland, Oregon, Wisconsin and Wyoming and 1 in each of Florida, Illinois, Indiana, Louisiana, Michigan, Minnesota, Montana, North Dakota, Nebraska, Oklahoma and Tennessee. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. Factory Direct Housing, Inc. (“FDH”) represents a group of independent retailers that affiliate to obtain improved access to inventory financing. Most FDH retailers existed as entirely independent retailers prior to their affiliation with FDH. FDH accounted for approximately 11.0%, 12.1% and 12.7% of net sales in fiscal 2007, 2006, and 2005, respectively. No other independent retailer accounted for 10% or more of our manufacturing sales during the three-year period.
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
     Independent retailers frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the retailer’s lender for each home ordered. We then manufacture the home and ship it at the retailer’s expense. Payment is due from the lender upon the acceptance by the retailer of the product. For a description of wholesale floor plan financing arrangements used by independent retailers and our obligations in connection with these arrangements, see “Financing — Wholesale Financing” below.
     Company-Owned Retail Sales Centers. As of March 31, 2007, we had a total of 7 Company-owned retail centers, located in Arizona, New Mexico and Texas, of which 5 primarily sold our homes and the remainder sold homes manufactured by other companies. Over the next 12 months, we plan to close certain Company-owned retail centers as these retail outlets have underperformed in recent years. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four salespersons. As of March 31, 2007, Company-owned sales centers had an average inventory of 13 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories and currently have no outstanding debt. Our Company-owned retail centers employ salespersons who are compensated through a combination of salary and commission. Retail centers do not have administrative staff, as we perform most administrative functions at our corporate headquarters.

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
Financing
     Wholesale Financing. In accordance with manufactured housing industry practice, approximately 40% of our wholesale sales are to independent retailers who finance a portion of their home purchases through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $28.5 million as of March 31, 2007, without reduction for the resale value of the homes.
     Consumer Financing. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry:
•	chattel (or home-only) loans for purchasers of a home with no real estate involved; and

•	real estate loans for purchasers of the home and the land on which the home is placed.
     Loose credit standards for home-only loans in the mid-1990s contributed to the recent high number of industry repossessions. During the past five years, a number of home-only lenders have exited the market. The remaining lenders have tightened their credit standards and increased their interest rates, which has reduced the volume of new loans.
     Beginning in the late 1990s, the number of manufactured housing purchases financed with real estate loans has increased significantly. There are two types of mortgage loans: conforming and non-conforming. Conforming loans conform to requirements imposed by FHA, VA, Freddie Mac and Fannie Mae. Generally, conforming loans require foundations installed in accordance with specified Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which may not require a specific foundation type and may have more flexible criteria.
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
     In addition to us, there are a number of other manufacturers competing for a significant share of the manufactured housing market in the Arizona, California and New Mexico areas, including Palm Harbor Homes, Inc., Fleetwood Enterprises, Inc., Clayton Homes, Inc., Champion Enterprises, Inc., Skyline Corporation and Chariot Eagle Homes. Based on retail sales in calendar year 2006, we believe that our business accounted for an approximate 28% share of the Arizona market area, an approximate 8% share of the California market area, an approximate 4% share of the New Mexico market area and smaller shares of market areas in the other states in which we do business. We do not view any of our competitors as being dominant in the industry as a whole or the principal markets in which we compete, although a number of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.

Government Regulation
     Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our three manufacturing facilities in the Phoenix, Arizona area and the plans and specifications of the HUD code manufactured homes they produce have been approved by a HUD-certified inspection agency and our Texas facility is currently involved in the HUD certification process. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model homes are not subject to HUD regulations, but we believe that our park model homes meet all present standards of the American National Standards Institute.
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
     During the fourteen years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. We do not have any underground storage tanks at our Goodyear, Arizona facility.
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
Employees
     As of March 31, 2007, we had approximately 1,075 employees. We believe that our relationship with our employees is good.
Available Information
     We make available free of charge on or through our internet site, www.cavco.com, the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, the Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
ITEM 1A. RISK FACTORS
     Our business involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in this Annual Report. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.
We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future
     Although we generated income from continuing operations during the past six fiscal years, we have incurred net losses in prior years. Net losses in these years were attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail below. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, as well as the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.
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
     As a result of the foregoing factors, based on industry data as of the end of 2006, approximately 57% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 118 plants over the same period, representing a 37% reduction.
     The availability of consumer financing for the purchase of manufactured homes continues to be constrained, as discussed below. Although it is difficult to predict future industry conditions, the current market environment tends to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.
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

Housing demand and geographic concentration
     As a participant in the homebuilding industry, we are subject to market forces beyond our control. These include employment and employment growth, interest rates, land availability and development costs, apartment vacancy levels, and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse affect on our sales and earnings. In addition, our sales are largely concentrated in Arizona and California, which have experienced significant declines in industry shipments in 2006 and early 2007.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
     A substantial portion of our total assets at March 31, 2007 consisted of goodwill, all of which is attributable to our manufacturing operations. In particular, goodwill accounted for approximately 39% of our total assets at March 31, 2007. Effective in fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future
     The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including:
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
The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
     Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. During the past six years, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry’s wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco’s exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry’s wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. The Company’s independent retailers currently rely primarily on GE Commercial Distribution Finance, Textron Financial Corporation and 21st Mortgage Corporation, which are national lending institutions that specialize in providing wholesale floor plan financing to manufactured housing retailers. Reduced availability of floor plan lending may affect the inventory levels of our independent retailers, their number of retail sales centers and related wholesale demand, and may also have an adverse effect on our access to capital on an ongoing basis.
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $28.5 million as of March 31, 2007, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
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

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline
     During fiscal 2007, approximately 96% of our wholesale shipments of manufactured homes were made to independent retail locations in the United States. As is common in the industry, independent retailers may sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.
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
     Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Sudden increases in price and lack of availability of raw materials can be caused by natural disaster or other market forces, as has occurred in recent years. Although we have not experienced any production halts, severe or prolonged shortages of some of our most important building materials, which include wood and wood products, gypsum wallboard, steel, insulation, and other petroleum-based products, have occurred. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us.
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
We could be responsible for certain tax liabilities if the Internal Revenue Service challenges the tax-free nature of the distribution
     We previously operated as a wholly-owned subsidiary of Centex Corporation (“Centex”). On June 30, 2003, Centex distributed 100% of the outstanding shares of our common stock to the stockholders of Centex. Upon this distribution we became a separate public company. Centex received a private letter ruling from the Internal Revenue Service to the effect that the distribution of shares of Cavco common stock to stockholders of Centex was tax-free to its stockholders, except to the extent that cash was received in lieu of fractional shares, and that Centex would not generally recognize income, gain or loss for federal income tax purposes as a result of the distribution. The ruling was based on then current law and was subject to the accuracy of certain representations made by Centex in its request for the private letter ruling and certain assumptions regarding Centex and us that are described in the ruling.
     Although Centex and we are not aware of any facts or circumstances that would cause the representations made by Centex in its request for the private letter ruling or the assumptions on which the ruling was based to be materially incorrect, no assurance can be given in this regard. If any of these representations or assumptions were materially incorrect, and the Internal Revenue Service were to challenge the tax-free nature of the distribution, it is possible that the distribution could be held to be a distribution taxable as a dividend by Centex of our common stock to the stockholders of Centex for federal income tax purposes.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     We currently own or lease and operate three manufacturing facilities in the Phoenix, Arizona area and one manufacturing plant in Seguin, Texas. Except in the case of the Litchfield plant, we own the land on which these facilities are located. We also own substantially all of the machinery and equipment used at these facilities. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We also own approximately 30 acres of land in Phoenix, Arizona, which is the intended site of a future manufacturing facility. The following table sets forth certain information with respect to our active manufacturing facilities:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Texas plant — Seguin, Texas	2006	Owned	129,000
Litchfield plant — Goodyear, Arizona (1)	1993	Leased	203,000
Durango plant — Phoenix, Arizona	1978	Owned	79,000
Specialty plant — Phoenix, Arizona	1972	Owned	94,000

(1)	This lease expires in February 2013.
     Our Company-owned retail centers generally range in size from one acre to five acres. All of these locations are leased by us. Over the next 12 months, we plan to close less than one-half of our remaining Company-owned retail centers. The following table sets forth our 7 current Company-owned retail centers by location.

Lease Term
Location	Expiration
Marana, AZ	November 30, 2008
Mesa, AZ (1)	November 30, 2009
Tucson, AZ (2) (3)	February 17, 2008
Yuma, AZ (2) (3)	February 17, 2008
Albuquerque, NM (1) (3)	June 30, 2008
New Braunfels, TX (1)	September 30, 2008
Porter, TX (1)	April 30, 2009

(1)	The Company has early termination options ranging from 3 to 6 months for these leases.

(2)	The Company has purchase options for these leased properties.

(3)	The Company has options to renew these leases.
     We also lease approximately 11,000 square feet of office space in Phoenix, Arizona for our corporate headquarters. Our corporate headquarters lease is scheduled to expire in 2009.
ITEM 3. LEGAL PROCEEDINGS
     We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF CAVCO (See Item 10 of Part III of this Report)
     The following is an alphabetical listing of our executive officers as of May 11, 2007; as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience

Joseph H. Stegmayer	56	Chairman of the Board, Chief Executive Officer and President since March 2001; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President - Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	38	Vice President, Chief Financial Officer, Treasurer since January 2006; Interim Chief Financial Officer from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999
PART II
     ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “CVCO”. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NASDAQ for the Company’s common.

	Closing Sales Price
	High	Low
Year ended March 31, 2007
Fourth Quarter	$35.75	$31.75
Third Quarter	36.92	30.24
Second Quarter	44.90	29.14
First Quarter	48.96	42.97

Year ended March 31, 2006
Fourth Quarter	$48.59	$38.95
Third Quarter	43.42	35.58
Second Quarter	36.54	28.15
First Quarter	28.54	23.05
     As of May 17, 2007, the Company had 1,014 stockholders of record and approximately 5,200 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.
     We do not expect to pay any dividends on our common stock in the foreseeable future. The payment of dividends to our stockholders is subject to the discretion of our board of directors, and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws.

     The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the four fiscal years ended March 31, 2007 with the NASDAQ index composite and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of businesses: the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Cavalier Homes, Inc. Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc., Palm Harbor Homes, Inc. and Skyline Corporation. The comparison assumes $100 was invested on July 1, 2003 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	7/1/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007
CAVCO INDUSTRIES INC	100	$184	$242	$486	$350
NASDAQ INDEX COMPOSITE	100	$121	$122	$144	$149
PEER GROUP	100	$151	$131	$178	$122

Comparison of Cumulative Total Return

ITEM 6. SELECTED FINANCIAL DATA
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

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$169,114	$189,503	$157,435	$128,857	$110,037
Cost of sales	138,813	151,143	127,916	106,230	90,683

Gross profit	30,301	38,360	29,519	22,627	19,354
Selling, general and administrative expenses	15,311	16,367	14,245	13,583	12,200

Income from operations	14,990	21,993	15,274	9,044	7,154
Interest income (expense), net	2,387	1,479	532	233	(344)

Income from continuing operations before income taxes	17,377	23,472	15,806	9,277	6,810
Income tax expense	5,962	8,675	6,229	3,054	—

Income from continuing operations	11,415	14,797	9,577	6,223	6,810
Loss from discontinued manufacturing operations	—	—	—	—	(3,404)
Income (loss) from discontinued retail operations	134	252	550	(73)	(7,951)

Net income (loss)	$11,549	$15,049	$10,127	$6,150	$(4,545)

Net income (loss) per share (basic):
Continuing operations	$1.79	$2.34	$1.52	$0.99
Discontinued operations	0.02	0.04	0.09	(0.01)

Net income	$1.81	$2.38	$1.61	$0.98

Net income (loss) per share (diluted):
Continuing operations	$1.72	$2.19	$1.46	$0.98
Discontinued operations	0.02	0.04	0.08	(0.01)

Net income	$1.74	$2.23	$1.54	$0.97

Weighted average shares outstanding:
Basic	6,363,368	6,318,070	6,288,730	6,261,182

Diluted	6,629,580	6,746,356	6,557,819	6,311,812

Proforma Data (unaudited):
Income from continuing operations				$9,277	$6,810
Proforma income tax expense (1)				(3,711)	(2,724)

Proforma net income from continuing operations				$5,566	$4,086

Proforma weighted average common shares outstanding (basic) (2)				6,261,182	6,178,538

Proforma net income per share from continuing operations (basic)				$0.89	$0.66

Proforma weighted average common shares outstanding (diluted)				6,311,812	6,178,538

Proforma net income per share from continuing operations (diluted)				$0.88	$0.66

	March 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$12,976	$15,122	$46,457	$30,775	$—
Short-term investments	50,900	42,900	—	—	—
Restricted cash	339	1,223	1,028	827	2,275
Accounts receivable	8,107	11,568	7,545	6,479	5,264
Inventories	13,464	12,733	10,262	10,514	13,995
Prepaid expenses and other current assets	2,273	1,446	1,202	1,701	640
Deferred income taxes	3,930	4,040	3,610	3,570	—
Receivable from Centex (3)	—	—	—	—	12,224

Total current assets	91,989	89,032	70,104	53,866	34,398
Property, plant and equipment — net	12,802	12,344	7,472	8,220	9,161
Goodwill	67,346	67,346	67,346	67,346	67,346

Total assets	$172,137	$168,722	$144,922	$129,432	$110,905

Total current liabilities	$21,285	$32,653	$27,522	$24,669	$18,559
Deferred income taxes	12,760	11,040	9,090	6,830	—
Total stockholders’ equity	138,092	125,029	108,310	97,933	92,346

Total liabilities and stockholders’ equity	$172,137	$168,722	$144,922	$129,432	$110,905

Other Data:
Depreciation — continuing operations	$692	$923	$1,053	$1,163	$1,167

Capital expenditures — continuing operations	$1,150	$5,795	$575	$222	$373

     The selected financial data set forth above includes the accounts of Cavco Industries, Inc. and its wholly-owned subsidiary, CRG Holdings, LLC. We previously operated as a wholly-owned subsidiary of Centex. On June 30, 2003, Centex distributed 100% of the outstanding shares of our common stock to the stockholders of Centex. Upon this distribution we became a separate public company. Stockholders’ equity has been presented assuming the merger had occurred at the beginning of each fiscal year presented. Pro forma data for each fiscal year also gives effect to the distribution as if it had occurred at the beginning of the fiscal year.
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
     The selected financial data set forth above may not be indicative of our future performance and do not necessarily reflect what our consolidated financial position and consolidated results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
     Cavco is the largest producer of manufactured homes in Arizona and the 10th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2005 data published by Manufactured Home Merchandiser. The Company is also a leading producer of park model homes and vacation cabins in the United States.
     Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers. As of March 31, 2007, the Company operated three homebuilding facilities located in Arizona, one manufacturing facility in Texas and seven Company-owned sales centers in three states. Homes produced by the Company are also sold through a network of 345 independent retail outlets in 25 states.
Industry and Company Outlook
     During much of the 1990s, the manufactured home industry expanded significantly with the number of retailers, retail inventory levels, manufacturing capacity, wholesale shipments and overall competition increasing. According to the Manufactured Housing Institute, wholesale shipments increased from 171,000 homes in 1991 to a peak of 373,000 homes in 1998. One of the major contributing factors to this expansion was the level and availability of retail and wholesale financing.
     Beginning in 1999, consumer lenders began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of homes securing defaulted loans. Certain consumer lenders in the traditional chattel (home-only) lending sector exited the market and interest rates for these home-only loans increased. Although a portion of the home-only loans have been replaced by land/home financing that generally provides more competitive credit terms to the retail buyer of manufactured housing, the effort, time and expense associated with closing land/home transactions is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been one of the largest states for consumer purchases of manufactured housing, enacted a law that further restricted the availability of financing. While this legislation was subsequently repealed, chattel financing in Texas was significantly curtailed and has not recovered.
     In addition to the changing environment in retail lending, some of the wholesale lenders providing floor plan financing to retailers have exited the industry. During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender and consumer lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. Lastly, competition from sales of repossessed homes negatively impacted retail sales of new homes. These factors have ultimately resulted in a prolonged and significant downturn in the manufactured housing industry since mid-1999 which has resulted in declining wholesale shipments, the closure of excess manufacturing and retail locations and surplus inventory that has required years to be reduced to normalized levels.
     As a result of the foregoing factors, based on industry data as of the end of 2006, approximately 57% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 118 plants over the same period, representing a 37% reduction. In addition, inventories of new manufactured homes in the retail marketplace declined by approximately 57% from June 1999 to December 2006. According to data reported by MHI, wholesale shipments were 118,000 units for 2006, a decrease of 20% from 2005. This followed an increase of 12% in 2005, a flat year in 2004, and declines of 22%, 13%, 23% and 28% for 2003, 2002, 2001, and 2000, respectively.
     The principal regional markets we have targeted have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 37% from 1999 to 2006. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 75% during the same period. More recently, the California manufactured housing market has suffered a significant downturn, as the number of manufactured housing units has decreased 23% from 2005 to 2006.

     Due to the continuation of negative industry conditions, as well as the adverse legislation in Texas, we initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2007, we have a total of 7 Company-owned retail outlets, located in Arizona, New Mexico and Texas. We closed 1 of our Company-owned sales outlets in fiscal 2007, and we expect to close less than half of our remaining outlets during the next 12 months. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as the outlets to be closed do not sell a significant amount of products manufactured by our manufacturing facilities.
     Overall, the manufactured housing industry continues to operate at historically low levels. The availability of consumer financing for the retail purchase of manufactured homes and floor plan financing for the wholesale purchase of manufactured homes remain key issues to be resolved before marked emergence from the current forty-six year lows can occur. Progress is also being impeded by several economic challenges including increased land costs and a slowdown in housing demand in general.
     These issues are not new to Cavco, and the Company has worked diligently throughout this difficult period to produce strong financial results. Through fiscal year 2006 and the first quarter of fiscal year 2007, the Company’s earnings showed consistent improvement. However, beginning in the first quarter of fiscal year 2007 and continuing through the fourth quarter, the Company’s sales activity dramatically slowed. Shipments to California and Nevada dropped considerably and Arizona shipments are also down, albeit to a lesser extent. The Company has been operating with a minimal backlog throughout the last half of fiscal year 2007.
     While we cannot determine the particular causes of the slowdown in Cavco’s orders, we can identify market shifts that may have contributed to the decline and that also may be affecting our competitors who are generally reporting reduced sales activity as well. A slowdown in the site-built housing industry combined with reported substantial increases in those existing home inventories has impacted the activity in manufactured housing.
     Site built home repossessions are also reported to be on the rise. The growth of site-built resale inventory has had an adverse impact on the contingency contract process, wherein manufactured homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering attractive incentives to homebuyers, which may create added competition for the manufactured housing industry.
     There have been reports suggesting that site-built lenders have tightened their credit requirements somewhat, specifically in the sub-prime and alt-A lending markets. Further tightening of underwriting standards in the sub-prime and alt-A lending markets could benefit our industry if it has the effect of shifting homebuyers to the manufactured housing market. However, we have experienced no discernable benefit from any changes that may have occurred in underwriting standards.
     As we experienced a downturn in incoming order rates during the year, we have increased our efforts to identify market expansion opportunities. Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that compliment home styles in the areas in which they are to be located.
     In the face of the current housing environment, we remain optimistic about our long term prospects, because we believe that we are located in attractive geographic markets, we have an excellent and diverse line of products and we maintain a conservative cost structure which enables us to build a great value into our homes.

Results of Operations
(Dollars in thousands)
     The following table summarizes certain financial and operating data for fiscal 2007, fiscal 2006 and fiscal 2005.

	Year Ended March 31,
	2007	2006	2005
Statement of Operations Data:
Net sales
Manufacturing	$161,242	$183,672	$155,691
Retail	14,807	14,446	9,655
Less: Intercompany	(6,935)	(8,615)	(7,911)

Total net sales	169,114	189,503	157,435
Cost of sales	138,813	151,143	127,916

Gross profit	30,301	38,360	29,519
Selling, general and administrative expenses	15,311	16,367	14,245

Income from operations	14,990	21,993	15,274
Interest income	2,387	1,479	532

Income from continuing operations before income taxes	17,377	23,472	15,806
Income tax expense	5,962	8,675	6,229

Income from continuing operations	11,415	14,797	9,577
Income from discontinued retail operations	134	252	550

Net income	$11,549	$15,049	$10,127

Other Data:
Floor shipments — manufacturing	5,884	7,256	6,884

Home shipments — manufacturing	3,612	4,251	3,992

Home shipments — retail	145	169	132

Depreciation	$692	$923	$1,053

Capital expenditures	$1,150	$5,795	$575

Fiscal 2007 Compared to Fiscal 2006
     Net Sales. Total net sales decreased 10.8% to $169,114 in fiscal 2007 from $189,503 in fiscal 2006.
     Manufacturing net sales were lower by 12.2% to $161,242 in fiscal 2007 from $183,672 in fiscal 2006. The reduction in sales was attributable to a reduced number of homes sold, the result of lower incoming order rates for homes. Total homes sold during fiscal 2007 dropped 15.0% to 3,612 wholesale shipments versus 4,251 last year. The decrease in net sales was partially offset by a 3.3% rise in the average sales price per home, up $1,434 to $44,641 in fiscal 2007 from $43,207 last year. Wholesale sales prices were higher in fiscal 2007 mainly from a significant proportion of larger homes with more amenities, as relatively low interest rates have continued to make higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements. Wholesale sales prices were also up modestly to partially offset material cost increases experienced mainly in the first half of fiscal year 2007. These compensating price increases were more significant in fiscal 2006 and 2005.
     Retail net sales rose slightly by $361 to $14,807 for fiscal 2007 from $14,446 last year. This increase in retail sales was the result of higher average selling prices, offset by a reduction in the overall number of homes sold.
     Gross Profit. Gross profit decreased to $30,301, which was 17.9% of net sales for fiscal year 2007 compared to $38,360 or 20.2% of net sales last year. The gross profit percentage has been challenged by lower production volume, a less favorable product mix, and higher raw material costs which were not entirely offset by upward sales price adjustments.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower by 6.5% or $1,056 to $15,311 or 9.1% of net sales for fiscal 2007 versus $16,367 or 8.6% of net sales last year. The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume, partially offset by share-based compensation expense of $778 due to the implementation of FAS 123(R) at the beginning of fiscal year 2007.

     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. For a portion of the Company’s short-term investments, interest income is earned on a tax-free basis. The increase in interest income in fiscal year 2007 compared to the prior fiscal year resulted from the Company’s larger balance of investable funds and higher short-term interest rates.
     Income Taxes. The effective income tax rate was approximately 34% for fiscal 2007 and 37% for fiscal 2006. The lower income tax rate reflects the effects of a larger proportion of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 10).
Fiscal 2006 Compared to Fiscal 2005
     Net Sales. Total net sales increased 20.4% to $189,503 in fiscal 2006 from $157,435 in fiscal 2005.
     Manufacturing net sales increased 18.0% to $183,672 in fiscal 2006 from $155,691 in fiscal 2005. These increases in sales were attributable to increases in wholesale sales prices and the number of homes sold. The average sales price per home increased 10.8% to $43,207 in fiscal 2006 from $39,001 last year. Total homes sold during fiscal 2006 increased 6.5% to 4,251 wholesale shipments versus 3,992 last year. Wholesale sales prices were increased to offset significant material cost increases experienced since early 2004. In addition, customers are trending toward larger homes with more amenities because lower interest rates have made higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements. The higher volume of homes sold resulted from our efforts to increase our shipments in Arizona and California to existing and new independent retailers and expansion of specialty products to markets different from those for traditional manufactured homes.
     Retail net sales increased $4,791 to $14,446 for fiscal 2006 from $9,655 last year. This increase in retail sales was primarily due to an improved market environment from higher traffic in our retail stores.
     Gross Profit. Gross profit as a percent of sales increased to 20.2% for fiscal 2006 from 18.7% for fiscal 2005. The increase in gross profit percentage was due to efficiencies realized through larger production rates offset by higher raw material costs which were not fully offset by upward sales price adjustments and warranty accruals which rose due to increased sales and larger retailer inventories. Since early 2004, the Company has experienced significant cost increases in substantially all of the major components in the Company’s products, including lumber and lumber-related products, gypsum products, steel, insulation, and other petroleum-based products and services, including delivery costs. Gross profit increased to $38,360 for fiscal 2006 from $29,519 for fiscal 2005. This increase in gross profit was due to the overall increase in net sales and the higher gross profit percentage.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14.9% or $2,122 to $16,367 or 8.6% of net sales for fiscal 2006 versus $14,245 or 9.0% of net sales in fiscal 2005. This increase was primarily the result of incentive compensation programs tied to profitability and start-up costs for the new Texas facility. Included in selling general and administrative expenses for fiscal 2005 were benefits totaling $470 related to legal and lease reserves reversed upon better than originally anticipated resolution of certain contingencies.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. For a portion of the Company’s short-term investments, interest income is earned on a tax-free basis. The increase in interest income for fiscal 2006 compared to the prior year resulted from the Company’s larger balance of investable funds and higher short-term interest rates.
     Income Taxes. The effective income tax rate was 37% for fiscal 2006 and 39% for fiscal 2005. The lower income tax rates reflected the effects of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 10).

Liquidity and Capital Resources
     We believe that cash, cash equivalents and short-term investments on hand at March 31, 2007, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Based on the solid capital structure and cash position of the Company, and as a cost saving measure, the Company does not intend to renew its $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. The Company has not made any draws under the RLC. The outstanding principal amounts of borrowings under the RLC bear interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio. The Company has always maintained compliance with the RLC’s financial covenants.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent retailers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and retailers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. The exit of these lenders has had an adverse effect on the manufactured housing industry and may impact the ability of our retailers to obtain financing for home purchases. In addition, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.
     Operating activities provided $6,376 of cash during fiscal 2007 compared to providing $16,586 of cash during fiscal 2006. Cash generated by operating activities in fiscal 2007 was primarily derived from operating income before non-cash charges and a decrease in accounts receivable from lower sales levels, partially offset by decreased accounts payable and accrued liabilities. Lower sales activity also resulted in reduced vendor payment volume, wholesale customer deposits, volume rebate accruals, payroll and other accruals. Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges and an increase in accounts payable and accrued expenses resulting from higher sales levels which also caused increased vendor payment volume, payroll accruals, volume rebate accruals, and warranty and other accruals, partially offset by higher accounts receivable and inventory balances.
     Investing activities required the use of $9,150 of cash during fiscal 2007 compared to the use of $48,695 of cash during fiscal 2006. In fiscal 2007, the cash was primarily used to make net purchases of $8,000 of short-term investments as well as modest plant expansion and normal recurring capital expenditures. In fiscal 2006, the cash was primarily used to make net purchases of $42,900 of short-term investments in order to enhance yields. The Company also purchased $5,795 of property, plant and equipment which primarily consisted of a production facility in Texas for $1,550 and land in Arizona for $3,000 on which the Company may build an additional production facility.
     Financing activities provided $628 in cash in fiscal 2007 resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.

Contractual Obligations and Commitments
     The following table summarizes our contractual obligations at March 31, 2007, consisting of future payments under non-cancelable operating lease agreements. For additional information related to these obligations, see Note 5 to the consolidated financial statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Commitments for future payments under noncancelable operating leases	$5,620	$1,571	$2,229	$1,304	$516
     The following table summarizes our contingent commitments at March 31, 2007, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Note 5 to the Consolidated Financial Statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$28,535	$22,575	$5,960	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2007 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.
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
     Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and industry trends. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home. We have a reserve for estimated warranties of $6.6 million and $6.9 million at March 31, 2007 and 2006, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.
     Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers. A significant portion of our sales are made to retailers located primarily in the southwestern United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a retailer’s default. The risk of loss under repurchase agreements is lessened by certain factors, including the following:

•	sales of our manufactured homes are spread over a relatively large number of independent retailers;

•	the price that we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months); and

•	we have historically been able to resell homes repurchased from lenders.
     The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“FAS 5”), to account for its liability for repurchase commitments. Under the provisions of FIN 45, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to FIN 45) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to SFAS No. 5). Management reviews the retailers’ inventory to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.
     (1) The Company estimates the fair value of the non-contingent portion of its manufacturer’s inventory repurchase commitment under the provisions of FIN 45 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer’s repurchase agreement in force.
     (2) The Company estimates the contingent obligation to make future payments under its manufacturer’s inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and records the greater of the two calculations. This SFAS No. 5 contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses experienced by the Company for repurchased inventory.
     Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailer’ financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for retailers who, the Company believes, are experiencing financial difficulty. The Company’s repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to sales.
     The maximum amount for which the Company was contingently liable under such agreements approximated $28,535 at March 31, 2007, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1,100 and $1,500 at March 31, 2007 and 2006, respectively. The Company has incurred no repurchase expenses during fiscal years 2007, 2006, and 2005.
     Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.
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
     As of March 31, 2007, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2007. This analysis used the market value of our outstanding common stock which is primarily supported by our manufacturing operations and resulted in the conclusion that the goodwill was not impaired.
     In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely effect our operating results and net worth. See Item 1A, “Risk Factors.”
Other Matters
     Related Party Transactions. We purchased raw materials of approximately $3.5 million during fiscal 2007 and $3.6 million during fiscal 2006 and 2005, from affiliates of Centex. These purchases have been at prices and on terms comparable to those that would be available in arm’s-length transactions. We expect to continue to purchase these materials on arm’s-length terms from these affiliates of Centex in the future. However, these materials are also readily available from other suppliers at market rates, and we are under no obligation to purchase these materials from current or former affiliates of Centex.
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
     Impact of Accounting Statements. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return and is effective starting the first fiscal year beginning after December 15, 2006. Management does not expect that the adoption of FIN 48 on April 1, 2007 will have a significant impact on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any; SFAS 157 will have on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Management is currently evaluating the impact, if any; SFAS 159 will have on its consolidated financial position, results of operations and cash flows.
     From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. Forward-looking statements are included, for example, in discussions regarding:
•	the manufactured housing industry and market;

•	our financial performance and operating results;

•	our operational and legal risks;

•	how we may be affected by governmental regulations and legal proceedings;

•	the expected effect of certain risks and uncertainties on our business, financial condition and results of operations;

•	the availability of favorable consumer and wholesale manufactured home financing;

•	market interest rates and our investments; and

•	the ultimate outcome of our commitments and contingencies.
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
Management’s Assessment on Internal Controls Over Financial Reporting
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this report.
Changes in Internal Control over Financial Reporting
     There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors and Related Matters,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2007 which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of Part A of this Report, which is incorporated in this Item 10 by reference.
     The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company. A copy of the Company’s Code of Ethics is located on the Company’s website at www.cavco.com or will be mailed, at no charge, upon request submitted to James P. Glew, Secretary, Cavco Industries, Inc., 1001 North Central Avenue, Suite 800, Phoenix, Arizona, 85004. If the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.cavco.com.
ITEM 11. EXECUTIVE COMPENSATION
     For a description of the Company’s executive compensation, see “Election of Directors and Related Matters,”, “Compensation Discussion and Analysis” (other than the “Compensation Committee Report”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2007, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2007, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For a description of certain relationships and related transactions of the Company, see “Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2007, which is incorporated herein by reference.

ITEM 14 . PRINCIPAL ACCOUNTANT FEES AND SERVICES
     For a description of principal accounting fees and services, see “Ratification of Appointment of Independent Auditors — Audit Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2007, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules
     Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
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

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

3.3	Amended and Restated Bylaws of Cavco	Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.1	Stock Incentive Plan of Cavco*	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003

10.1a	Form of stock option agreement for Stock Incentive Plan*	Exhibit 10.1a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.2	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.3	Summary of Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2007	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

10.4	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco*	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.5	Credit Agreement dated September 17, 2003 between JPMorgan Chase Bank N.A. and Cavco	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

10.6	Amendment to Credit Agreement dated as of December 16, 2003 between JPMorgan Chase Bank N.A. and Cavco	Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.6a	Amendment to Credit Agreement dated November 10, 2004	Exhibit 10.6a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.6b	Amendment to Credit Agreement dated October 25, 2005	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.7	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks, dated June 30, 2003, between Centex Corporation (“Centex”) and Cavco	Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.8	Administrative Services Agreement, dated June 30, 2003, between Centex Service Company and Cavco	Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.9	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.10	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.11	Cavco Industries, Inc. 2005 Stock Incentive Plan*	Exhibit A to the Corporation’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)

21	List of Subsidiaries of Cavco	Filed herewith

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith **

*	Management contract or compensatory plan or arrangement

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
     Copies of any of the exhibits referred to above will be furnished at no cost to security holders who make a written request therefore to James P. Glew, Secretary, Cavco Industries, Inc., 1001 North Central Avenue, Suite 800, Phoenix, Arizona, 85004 or via the Company website (www.cavco.com).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC. (Registrant)
Date: May 16, 2007	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer -- Chairman,
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman of the Board, President and Principal Executive Officer	May 16, 2007

/s/ Daniel L. Urness	Vice President and Chief Financial Officer	May 16, 2007

/s/ Steven G. Bunger	Director	May 16, 2007

/s/ Jacqueline Dout	Director	May 16, 2007

/s/ Jack Hanna	Director	May 16, 2007

/s/ Michael Thomas	Director	May 16, 2007

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
Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of March 31, 2007.
Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Date: May 16, 2007

/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
President and Chief Executive Officer Cavco Industries, Inc.

Date: May 16, 2007

/s/ Daniel L. Urness
Daniel L. Urness
Vice President and Chief Financial Officer Cavco Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cavco Industries, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cavco Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cavco Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 of Cavco Industries, Inc., and our report dated May 16, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 8 to the Consolidated Financial Statements, Cavco Industries, Inc. changed the method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on April 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 16, 2007

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$12,976	$15,122
Short-term investments	50,900	42,900
Restricted cash	339	1,223
Accounts receivable	8,107	11,568
Inventories	13,464	12,733
Prepaid expenses and other current assets	2,273	1,446
Deferred income taxes	3,930	4,040

Total current assets	91,989	89,032

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	7,029	6,744
Machinery and equipment	7,617	6,752

	20,696	19,546
Accumulated depreciation	(7,894)	(7,202)

	12,802	12,344

Goodwill	67,346	67,346

Total assets	$172,137	$168,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,868	$6,269
Accrued liabilities	18,417	26,384

Total current liabilities	21,285	32,653

Deferred income taxes	12,760	11,040

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,382,980 and 6,352,980 shares, respectively	64	64
Additional paid-in capital	122,868	121,354
Retained earnings	15,160	3,611

Total stockholders’ equity	138,092	125,029

Total liabilities and stockholders’ equity	$172,137	$168,722

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2007	2006	2005
Net sales	$169,114	$189,503	$157,435
Cost of sales	138,813	151,143	127,916

Gross profit	30,301	38,360	29,519
Selling, general and administrative expenses	15,311	16,367	14,245

Income from operations	14,990	21,993	15,274
Interest income	2,387	1,479	532

Income from continuing operations before income taxes	17,377	23,472	15,806
Income tax expense	5,962	8,675	6,229

Income from continuing operations	11,415	14,797	9,577
Income from discontinued retail operations net of income taxes of $66, $148 and $350, respectively	134	252	550

Net income	$11,549	$15,049	$10,127

Net income per share (basic):
Continuing operations	$1.79	$2.34	$1.52
Discontinued retail operations	0.02	0.04	0.09

Net income	$1.81	$2.38	$1.61

Net income per share (diluted):
Continuing operations	$1.72	$2.19	$1.46
Discontinued retail operations	0.02	0.04	0.08

Net income	$1.74	$2.23	$1.54

Weighted average shares outstanding:
Basic	6,363,368	6,318,070	6,288,730

Diluted	6,629,580	6,746,356	6,557,819

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Unamortized	Retained
			Additional	value of	earnings
	Common Stock		paid-in	restricted	(accumulated
	Shares	Amount	capital	stock	deficit)	Total
Balance, March 31, 2004	6,288,730	$63	$119,998	$(563)	$(21,565)	$97,933
Amortization of restricted stock				250		250
Net income					10,127	10,127

Balance, March 31, 2005	6,288,730	63	119,998	(313)	(11,438)	108,310
Amortization of restricted stock				250		250
Stock option exercises and associated tax benefits	64,250	1	1,419			1,420
Net income					15,049	15,049

Balance, March 31, 2006	6,352,980	64	121,417	(63)	3,611	125,029
Reverse unamortized value of restricted stock upon adoption of SFAS 123(R)			(63)	63		—
Stock option exercises and associated tax benefits	30,000		668			668
Share-based compensation			846			846
Net income					11,549	11,549

Balance, March 31, 2007	6,382,980	$64	$122,868	$—	$15,160	$138,092

All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005.
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended March 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$11,549	$15,049	$10,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	692	923	1,053
Deferred income taxes	1,830	1,520	2,220
Share-based compensation expense	846	250	250
Tax benefits from option exercises	296	646	—
Incremental tax benefits from option exercises	(256)	—	—
Impairment charges	—	—	270
Changes in operating assets and liabilities:
Restricted cash	884	(195)	(201)
Accounts receivable	3,461	(4,023)	(1,066)
Inventories	(731)	(2,471)	252
Prepaid expenses and other current assets	(827)	(244)	499
Accounts payable and accrued liabilities	(11,368)	5,131	2,853

Net cash provided by operating activities	6,376	16,586	16,257

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,150)	(5,795)	(575)
Purchases of short-term investments	(446,000)	(98,900)	—
Proceeds from sales of short-term investments	438,000	56,000	—

Net cash used in investing activities	(9,150)	(48,695)	(575)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	372	774	—
Incremental tax benefits from option exercises	256	—	—

Net cash provided by financing activities	628	774	—

Net (decrease) increase in cash	(2,146)	(31,335)	15,682
Cash and cash equivalents at beginning of year	15,122	46,457	30,775

Cash and cash equivalents at end of year	$12,976	$15,122	$46,457

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,677	$6,698	$3,921

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     (All applicable shares and per share amounts reflect the retroactive application of the 2-for-1 stock split paid January 31, 2005)
1. Summary of Significant Accounting Policies
     Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Cavco”). All significant intercompany transactions and balances have been eliminated in consolidation. See Note 9 for information related to the Company’s business segments. Certain previous period amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the current period presentation.
     Nature of Operations. Headquartered in Phoenix, Arizona, the Company’s manufacturing segment designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The Company’s retail segment operates retail sales locations which offer the Company’s homes and homes of other manufacturers to retail customers.
     Accounting Estimates. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
     Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and certain accrued liabilities. The carrying amounts of these instruments approximate fair value because of their short-term maturities.
     Revenue Recognition. Revenue from homes sold to independent retailers are recognized when the home is shipped, which is when the title passes to the independent retailer. Homes sold to independent retailers are generally paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements (see Note 5). Manufacturing sales are reduced by a provision for estimated repurchase obligations based upon past experience and market conditions. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
     Some of the Company’s independent retailers operate multiple sales outlets. Factory Direct Housing, Inc. (“FDH”) represents a group of independent retailers that affiliate to obtain improved access to inventory financing. Most FDH retailers existed as entirely independent retailers prior to their affiliation with FDH. FDH accounted for approximately 11.0%, 12.1% and 12.7% of net sales in fiscal 2007, 2006, and 2005, respectively. No other independent retailer accounted for 10% or more of our manufacturing sales during the three-year period.
     Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company’s cash equivalents are comprised of money market funds with carrying amounts that approximate fair value due to their short-term nature.
     Short-Term Investments. The Company’s short-term investments are comprised of auction rate certificates which are adjustable-rate securities with dividend rates that are reset by bidders through periodic “Dutch auctions” generally conducted every 7 to 35 days by a broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. The investment instruments are rated AAA by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates.
     Restricted Cash. Restricted cash represents deposits received from retail customers required to be held in trust accounts which the Company can not access for general operating purposes until the sale of the home to the retail customer is completed.
     Accounts Receivable. The Company extends credit in the normal course of business under normal trade terms and our accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses at March 31, 2007 and 2006.

     Inventories. Raw materials inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.
     Property, Plant and Equipment. Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements 10 to 30 years, and machinery and equipment 7 to 25 years. Repairs and maintenance charges are expensed as incurred.
     Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.
     Goodwill. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles. As such, the Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2007 and 2006, all of the Company’s goodwill is attributable to its manufacturing reporting unit. The Company performed its annual goodwill impairment analysis as of March 31, 2007. This analysis used the market value of the Company’s outstanding common stock which is primarily supported by the Company’s manufacturing operations and resulted in the conclusion that the goodwill was not impaired.
     Warranties. The Company provides retail homebuyers or builder/developers with a twelve-month warranty for manufacturing defects from the date of sale to the retail customer. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home.
     Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.
     Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (typically 18 — 24 months) and is further reduced by the resale value of repurchased homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others — an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5, based on historical information available, as a reduction to sales. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and a SFAS 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Changes in the reserve are recorded as an adjustment to sales. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.
     Insurance. Effective October 1, 2006, the Company became fully insured for workers’ compensation. The Company is self-insured for a significant portion of its general and products liability, auto liability, health, property and workers’ compensation (prior to October 1, 2006) coverage. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported.
     Advertising. Advertising costs are expensed as incurred and were $269, $239 and $173 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

     Freight. Substantially all freight costs are reimbursed by the Company’s retailers. Sales and cost of sales include freight income and expense of $6,393, $6,415 and $5,204 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
     Income Taxes. The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and provides for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.
     The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
     Net Income Per Share. Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
Net income	$11,549	$15,049	$10,127

Weighted average shares outstanding:
Basic	6,363,368	6,318,070	6,288,730
Add: Effect of dilutive stock options	266,212	428,286	269,089

Diluted	6,629,580	6,746,356	6,557,819

Net income per share:
Basic	$1.81	$2.38	$1.61

Diluted	$1.74	$2.23	$1.54

     Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the fiscal year ended March 31, 2007 were 1,589. No anti-dilutive common stock equivalents were excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2006 and 2005.
     Stock Dividend. On January 6, 2005, Cavco announced that its Board of Directors had authorized a 2-for-1 split of its common stock in the form of a 100% stock dividend. The dividend was paid on January 31, 2005 to stockholders of record as of January 18, 2005. All applicable information presented in these financial statements has been presented as if this stock split had been completed as of the beginning of the applicable period.
     Recent Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return and is effective starting the first fiscal year beginning after December 15, 2006. Management does not expect that the adoption of FIN 48 on April 1, 2007 will have a significant impact on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any; SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Management is currently evaluating the impact, if any; SFAS 159 will have on its consolidated financial position, results of operations and cash flows.
     From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	March 31,
	2007	2006
Raw materials	$4,943	$4,903
Work in process	3,001	2,731
Finished goods	5,520	5,099

	$13,464	$12,733

     Accrued liabilities consist of the following:

	March 31,
	2007	2006
Estimated warranties	$6,590	$6,850
Salaries, wages and benefits	3,050	4,662
Accrued volume rebates	1,847	3,543
Customer deposits	1,777	4,291
Accrued insurance	1,308	2,015
Reserve for repurchase commitments	1,100	1,500
Other	2,745	3,523

	$18,417	$26,384

3. Revolving Line of Credit
     The Company has a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of March 31, 2007, $870 of the line amount is reserved for an outstanding letter of credit issued for a self-funded workers’ compensation program which concluded on September 30, 2006. The Company has not made any draws under the RLC. The outstanding principal amounts of borrowings under the RLC bear interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio. The Company has always maintained compliance with the RLC’s financial covenants. Based on the solid capital structure and cash position of the Company, and as a cost saving measure, the Company does not intend to renew the line of credit facility past the current expiration date. However, the letter of credit referred to above will be continued to satisfy the remaining requirements of the concluded workers’ compensation program.

4. Employee Benefit Plans
     The Company has a self-funded group medical plan which is administered by third party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $2,095, $2,223 and $1,905 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
     The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute up to 100% of their eligible compensation up to federal limits to the 401k Plan. The Company matches 50% of the first 5% of eligible income contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Contribution expense was $232, $288 and $253 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
5. Commitments and Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“FAS 5”), to account for its liability for repurchase commitments. Under the provisions of FIN 45, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to FIN 45) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to SFAS No. 5). Management reviews the retail retailers’ inventory to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.
     (1) The Company estimates the fair value of the non-contingent portion of its manufacturer’s inventory repurchase commitment under the provisions of FIN 45 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer’s repurchase agreement in force.
     (2) The Company estimates the contingent obligation to make future payments under its manufacturer’s inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and records the greater of the two calculations. This SFAS No. 5 contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses experienced by the Company for repurchased inventory.
     Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers’ financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for dealers who, the Company believes, are experiencing financial difficulty. The Company’s repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to sales.
     The maximum amount for which the Company was liable under such agreements approximated $28,535 at March 31, 2007, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1,100 and $1,500 at March 31, 2007 and 2006, respectively. The Company has incurred no repurchase expenses during fiscal years 2007, 2006, and 2005.

     Leases — The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $2,032, $2,144 and $2,010 for fiscal years ended March 31, 2007, 2006 and 2005, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 31, 2007, are as follows:

Fiscal Year 2008	$1,571
2009	1,389
2010	840
2011	698
2012 and thereafter	1,122

$5,620

     Legal Matters — The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods .
6. Valuation and Qualifying Accounts
     The following table sets forth certain valuation and qualifying accounts for the fiscal years ended March 31, 2007, 2006 and 2005.

	Beginning			Ending
	Balance	Charges	Deductions	Balance
Reserve for repurchase commitments:
Fiscal year ended March 31, 2007	$1,500	(400)	—	$1,100

Fiscal year ended March 31, 2006	$1,800	(300)	—	$1,500

Fiscal year ended March 31, 2005	$2,000	(200)	—	$1,800

Accrual for estimated warranties:
Fiscal year ended March 31, 2007	$6,850	7,696	(7,956)	$6,590

Fiscal year ended March 31, 2006	$5,576	8,526	(7,252)	$6,850

Fiscal year ended March 31, 2005	$4,596	6,831	(5,851)	$5,576

7. Income Taxes
     The provision for income taxes for the fiscal years ended March 31, 2007, 2006 and 2005 were as follows:

	Fiscal Year
	2007	2006	2005
Current
Federal	$3,511	$6,241	$3,522
State	687	1,062	837

Total current	4,198	7,303	4,359
Deferred
Federal	1,592	1,216	1,762
State	238	304	458

Total deferred	1,830	1,520	2,220

Total provision	$6,028	$8,823	$6,579

     A reconciliation of income taxes computed by applying the expected federal statutory income tax rates for fiscal years ended March 31, 2007, 2006 and 2005 of 35%, 35% and 34%, respectively, to income before income taxes to the total income tax provision reported in the Consolidated Statements of Operations is as follows:

	Fiscal Year
	2007	2006	2005
Federal income tax at statutory rate	$6,082	$8,215	$5,374
State income taxes, net of federal benefit	602	888	855

Current:
Tax exempt interest income	(556)	(197)
Deduction for domestic production	(82)	(181)
Other	(84)	(50)

Total provision for continuing operations	5,962	8,675	6,229
Income tax provision for discontinued operations	66	148	350

Total income tax provision	$6,028	$8,823	$6,579

     Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2007 and 2006 were as follows:

	March 31,	March 31,
	2007	2006
Net current deferred tax assets
Warranty reserves	$2,570	$2,709
Repurchase reserves	429	593
Insurance reserves	382	509
Other	549	229

	$3,930	$4,040

Net long-term deferred tax (liabilities) assets
Goodwill	$(13,534)	$(11,575)
Depreciation	464	456
Other	310	79

	$(12,760)	$(11,040)

8. Stock Options and Incentive Plans
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are stockholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 574,997 shares were still available for grant at March 31, 2007. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock generally vest over a three-year period, with 25% becoming vested on the grant date and the remainder becoming vested in cumulative 25% increments on each of the first three anniversaries of the grant date. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
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
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 – revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Other than restricted stock awards, no share-based compensation cost had been reflected in net income prior to the adoption of FAS 123(R) and the results for prior periods have not been restated. The recognized compensation costs during the fiscal year ended March 31, 2007 under the modified-prospective transition method include (i) compensation cost for all share-based payments granted prior to, but not fully vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     The adoption of FAS 123(R) decreased income before income taxes for the fiscal year ended March 31, 2007 by approximately $778 and decreased net income by approximately $513. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the fiscal year ended March 31, 2007 was approximately $846. Had compensation cost for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date during the fiscal years ended March 31, 2006 and 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year
	2006	2005
Net income, as reported	$15,049	$10,127
Less: Stock-based employee compensation determined under fair value based method, net of tax benefits	(557)	(445)

Pro forma net income	$14,492	$9,682

Basic net income per share:
As reported	$2.38	$1.61

Pro forma	$2.29	$1.54

Diluted net income per share:
As reported	$2.23	$1.54

Pro forma	$2.15	$1.48

     As of March 31, 2007, total unrecognized compensation cost related to stock options was approximately $455 and the related weighted-average period over which it is expected to be recognized is approximately 1.38 years.
     The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal year ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2006	697,330	$15.40
Granted	12,500	36.15
Exercised	(30,000)	12.40
Canceled or forfeited	—	—

Outstanding at March 31, 2007	679,830	$15.92	4.05	$12,940

Exercisable at March 31, 2007	588,705	$14.33	3.92	$12,142

     The weighted-average estimated fair value of employee stock options granted during the fiscal years ended March 31, 2007, 2006 and 2005 were $12.55, $9.70 and $6.70, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2007 and 2006 were $855 and $1,699, respectively. No options were exercised during fiscal year 2005.
     The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the expected term of the awards, risk-free interest rate, and expected dividends. The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year
	2007	2006	2005
Volatility	33.8%	28.6%	28.9%
Risk-free interest rate	4.7%	4.0%	3.7%
Dividend yield	0.0%	0.0%	0.0%
Expected option life in years	4.25	5.00	5.00
     Expected term - The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107.
     Estimated volatility - The Company estimates the volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses to it and its expected future stock price trends based on known or anticipated events.
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
     Estimated forfeitures - The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest.
     Though not required under the adoption provisions of FAS 123(R), the Company has made a policy decision to continue the use of the straight-line attribution method in order to remain consistent with the previous FAS 123 pro forma disclosures.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the fiscal year ended March 31, 2007 is as follows:

		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2006	6,887	$9.07
Granted	923	32.49
Vested	(6,887)	9.07
Forfeited	—	—

Nonvested at March 31, 2007	923	$32.49

     For the fiscal year ended March 31, 2007, the adoption of FAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $256, related to incremental tax benefits from stock options exercised during the period.

9. Business Segment Information
     The Company operates in two business segments — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the southwestern United States to a network of retailers which includes Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Substantially all depreciation and capital expenditures are related to the Manufacturing segment. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Year Ended March 31,
	2007	2006	2005
Net sales
Manufacturing	$161,242	$183,672	$155,691
Retail	14,807	14,446	9,655
Less: Intercompany	(6,935)	(8,615)	(7,911)

Total consolidated net sales	$169,114	$189,503	$157,435

Income (loss) from operations
Manufacturing	$19,373	$27,421	$20,816
Retail	305	235	(926)
Intercompany profit in inventory	284	(305)	215
General corporate charges	(4,972)	(5,358)	(4,831)

Total consolidated income from operations	$14,990	$21,993	$15,274

Total assets
Manufacturing	$99,833	$101,139	$89,358
Retail	4,424	5,466	5,383
Corporate	67,880	62,117	50,181

Total consolidated assets	$172,137	$168,722	$144,922

     Total Corporate assets are comprised primarily of cash and cash equivalents, short-term investments and deferred taxes.
10. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $768, $475 and $1,024 at March 31, 2007, 2006 and 2005, respectively. Income from discontinued retail operations for fiscal 2007 and 2006 resulted from better than anticipated results from liquidating retail inventories at our closed locations. The income in fiscal 2005 was partially offset by an accrual for the estimated remaining lease costs for one retail location closed during fiscal 2005. Net sales for the retail sales centers to be disposed of were $5,251, $5,724 and $14,126 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
11. Related Party Transactions
     During fiscal 2007, 2006, and 2005, the Company purchased raw materials of approximately $3,521, $3,551 and $3,649 respectively, from affiliates of Centex.

12. Quarterly Financial Data (Unaudited)
     The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2007 and 2006.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2007
Net sales	$54,050	$43,063	$38,189	$33,812	$169,114
Gross profit	10,619	8,049	6,318	5,315	30,301
Income from continuing operations	4,334	3,217	2,105	1,759	11,415
Discontinued operations:
Income from discontinued retail operations	—	—	134	—	134
Net income	4,334	3,217	2,239	1,759	11,549
Net income per share (basic):
Continuing operations	$0.68	$0.51	$0.33	$0.28	$1.79
Discontinued operations	—	—	0.02	—	0.02

Net income	$0.68	$0.51	$0.35	$0.28	$1.81

Net income per share (diluted):
Continuing operations	$0.65	$0.49	$0.32	$0.27	$1.72
Discontinued operations	—	—	0.02	—	0.02

Net income	$0.65	$0.49	$0.34	$0.27	$1.74

Fiscal year ended March 31, 2006
Net sales	$45,876	$47,091	$45,320	$51,216	$189,503
Gross profit	9,637	9,609	8,955	10,159	38,360
Income from continuing operations	3,542	3,517	3,522	4,216	14,797
Discontinued operations:
Income from discontinued retail operations	—	—	252	—	252
Net income	3,542	3,517	3,774	4,216	15,049
Net income per share (basic):
Continuing operations	$0.56	$0.56	$0.56	$0.66	$2.34
Discontinued operations	—	—	0.04	—	0.04

Net income	$0.56	$0.56	$0.60	$0.66	$2.38

Net income per share (diluted):
Continuing operations	$0.53	$0.52	$0.52	$0.62	$2.19
Discontinued operations	—	—	0.04	—	0.04

Net income	$0.53	$0.52	$0.56	$0.62	$2.23

     Included in net income for the third quarters of fiscal 2007 and 2006 is income from discontinued retail operations of $200 or $134 net of income tax and $400 or $252 net of taxes, respectively, resulting from better than previously projected results from liquidating retail inventories at closed retail locations.