Form 10-Q
period 2007-06-30
CAVCO INDUSTRIES INC
filed 2007-08-01
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	56-2405642 1

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2007, there were 6,421,480 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,157	$12,976
Short-term investments	54,400	50,900
Restricted cash	127	339
Accounts receivable	9,083	8,107
Inventories	13,303	13,464
Prepaid expenses and other current assets	2,193	2,273
Deferred income taxes	4,015	3,930

Total current assets	97,278	91,989

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	7,138	7,029
Machinery and equipment	7,752	7,617

	20,940	20,696
Accumulated depreciation	(8,052)	(7,894)

	12,888	12,802

Goodwill	67,346	67,346

Total assets	$177,512	$172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,440	$2,868
Accrued liabilities	20,914	18,417

Total current liabilities	23,354	21,285

Deferred income taxes	13,360	12,760

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,421,480 and 6,382,980 shares, respectively	64	64
Additional paid-in capital	123,839	122,868
Retained earnings	16,895	15,160

Total stockholders’ equity	140,798	138,092

Total liabilities and stockholders’ equity	$177,512	$172,137

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Net sales	$37,366	$54,050
Cost of sales	31,926	43,431

Gross profit	5,440	10,619
Selling, general and administrative expenses	3,574	4,421

Income from operations	1,866	6,198
Interest income	671	574

Income before income taxes	2,537	6,772
Income tax expense	802	2,438

Net income	$1,735	$4,334

Net income per share:
Basic	$0.27	$0.68

Diluted	$0.26	$0.65

Weighted average shares outstanding:
Basic	6,400,536	6,355,818

Diluted	6,656,460	6,641,376

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,735	$4,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190	232
Deferred income taxes	515	270
Share-based compensation expense	108	293
Tax benefits from option exercises	355	75
Incremental tax benefits from option exercises	(300)	(66)
Changes in operating assets and liabilities:
Restricted cash	212	801
Accounts receivable	(976)	1,255
Inventories	161	(1,837)
Prepaid expenses and other current assets	80	641
Accounts payable and accrued liabilities	2,069	(338)

Net cash provided by operating activities	4,149	5,660

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(276)	(500)
Purchases of short-term investments	(66,500)	(115,000)
Proceeds from sale of short-term investments	63,000	110,500

Net cash used in investing activities	(3,776)	(5,000)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	508	82
Incremental tax benefits from option exercises	300	66

Net cash provided by financing activities	808	148

Net increase in cash and cash equivalents	1,181	808
Cash and cash equivalents at beginning of period	12,976	15,122

Cash and cash equivalents at end of period	$14,157	$15,930

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying Consolidated Financial Statements of Cavco Industries, Inc., and its wholly-owned subsidiaries (collectively, the “Company” or “Cavco”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 22, 2007 (the “Form 10-K”).
     The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities result from excess tax amortization of goodwill.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended June 30, 2007 and required no adjustment to opening balance sheet accounts as of March 31, 2007.
     The Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
     The Company previously operated as a wholly-owned subsidiary of Centex Corporation (“Centex”). On June 30, 2003, Centex distributed 100% of the outstanding shares of the Company’s common stock to the stockholders of Centex. Upon this distribution, Cavco Industries, Inc. became a separate public company, at which time, the Company became responsible for all U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions. Consolidated and separate income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2004. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax return for fiscal year 2005 resulting with a Revenue Agent Report that indicated no changes; therefore subsequent years, and the prior fiscal year 2004 still remain subject to examination by the IRS. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
     For a description of significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	June 30,	March 31,
	2007	2007
Raw materials	$4,457	$4,943
Work in process	3,113	3,001
Finished goods	5,733	5,520

	$13,303	$13,464

     Accrued liabilities consist of the following:

	June 30,	March 31,
	2007	2007
Estimated warranties	$6,828	$6,590
Customer deposits	3,729	1,777
Salaries, wages and benefits	2,532	3,050
Accrued volume rebates	2,249	1,847
Accrued insurance	1,453	1,308
Reserve for repurchase commitments	1,000	1,100
Other	3,123	2,745

	$20,914	$18,417

3. Revolving Line of Credit
     The Company has a $15 million revolving line of credit facility (“RLC”) with JPMorgan Chase Bank N.A. which expires on July 31, 2007. As of June 30, 2007, $870 of the line amount is reserved for an outstanding letter of credit issued for a self-funded workers’ compensation program which concluded on September 30, 2006. The Company has not made any draws under the RLC. The outstanding principal amounts of borrowings under the RLC bear interest at the Company’s election at either the prime rate or the London Interbank Offered Rate plus 1.75%. The RLC contains certain restrictive and financial covenants, which, among other things, limit the Company’s ability to pledge assets and incur additional indebtedness, and requires the Company to maintain a certain defined fixed charge coverage ratio. The Company has always maintained compliance with the RLC’s financial covenants. Based on the current capital structure and cash position of the Company, and as a cost saving measure, the Company does not intend to renew the line of credit facility past the current expiration date. However, the letter of credit referred to above will be continued to satisfy the remaining requirements of the concluded workers’ compensation program.

4. Warranties
     Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale. The Company has recorded a liability for estimated future warranty costs relating to homes sold based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Three Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$6,590	$6,850
Charged to costs and expenses	2,098	2,239
Deductions	(1,860)	(2,039)

Balance at end of period	$6,828	$7,050

5. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 — 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $29,268 at June 30, 2007, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $1,000 at June 30, 2007 related to these commitments.
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
6. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 565,393 shares were still available for grant at June 30, 2007. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

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
     Stock-based compensation expense under FAS 123(R) decreased income before income taxes for the three months ended June 30, 2007 and 2006 by approximately $105 and $230, respectively, and decreased net income for the three months ended June 30, 2007 and 2006 by approximately $72 and $147, respectively. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the three months ended June 30, 2007 and 2006 was approximately $108 and $293, respectively.
     As of June 30, 2007, total unrecognized compensation cost related to stock options was approximately $424 and the related weighted-average period over which it is expected to be recognized is approximately 1.97 years.
     The following table summarizes the option activity within the Company’s stock-based compensation plans for the three months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2007	679,830	$15.92
Granted	7,500	38.07
Exercised	(38,500)	13.20
Canceled or forfeited	—	—

Outstanding at June 30, 2007	648,830	$16.34	3.85	$13,747

Exercisable at June 30, 2007	597,705	$15.13	3.73	$13,384

     The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2007 and 2006 were $13.96 and $15.72, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was approximately $922 and $190, respectively.
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

	Three Months Ended
	June 30,
	2007	2006
Volatility	33.1%	33.0%
Risk-free interest rate	4.8%	4.9%
Dividend yield	0.0%	0.0%
Expected option life in years	4.75	4.25
     The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses to it and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes share-based compensation expense using the straight-line attribution method.
     Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended June 30, 2007 is as follows:

	Shares	Grant-Date Fair Value
Nonvested at March 31, 2007	923	$32.49
Granted	2,104	38.02
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	3,027	$36.34

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

	Three Months Ended
	June 30,
	2007	2006
Net income	$1,735	$4,334

Weighted average shares outstanding:
Basic	6,400,536	6,355,818
Common stock equivalents — treasury stock method	255,924	285,558

Diluted	6,656,460	6,641,376

Net income per share:
Basic	$0.27	$0.68

Diluted	$0.26	$0.65

     There were 1,823 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 30, 2007. No anti-dilutive common stock equivalents were excluded from the computation of diluted earnings per share for the three months ended June 30, 2006.
8. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $790 at June 30, 2007. There were no operating losses for the three months ended June 30, 2007 or 2006 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with our expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $855 and $1,432 for the three month periods ended June 30, 2007 and 2006, respectively.

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

	Three Months Ended
	June 30,
	2007	2006
Net sales
Manufacturing	$36,238	$51,568
Retail	2,610	4,319
Less: Intercompany	(1,482)	(1,837)

Total consolidated net sales	$37,366	$54,050

Income from operations
Manufacturing	$2,976	$7,448
Retail	(14)	66
Intercompany profit in inventory	78	115
General corporate charges	(1,174)	(1,431)

Total consolidated income from operations	$1,866	$6,198

	As of
	June 30,	March 31,
	2007	2007
Total assets
Manufacturing	$100,074	$99,833
Retail	4,786	4,424
Corporate	72,652	67,880

Total consolidated assets	$177,512	$172,137

Total Corporate assets are comprised primarily of cash and cash equivalents, short-term investments and deferred taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements that appear in Item 1 of this Report.
Overview
     We are the largest producer of manufactured homes in Arizona and the 8th largest producer of HUD code manufactured homes in the United States, based on 2006 total home production data published by Manufactured Home Merchandiser magazine. The Company is also a leading producer of park model homes and vacation cabins in the United States.
     Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of retailers located primarily in the southwestern United States. As of June 30, 2007, the Company operated three homebuilding facilities located in Arizona and one manufacturing facility in Texas. The retail segment of the Company operates seven retail sales locations in Arizona, New Mexico and Texas which offer homes produced by the Company and other manufacturers to retail customers.
Industry and Company Outlook
     The manufactured housing industry continues to operate at historically low production and shipment levels. The availability of consumer financing for the retail purchase of manufactured homes and inventory financing for the wholesale distribution chain remains a key issue to be resolved before marked emergence from the current lows can occur. Progress has also been impeded by several industry economic challenges including increased land costs and a slowdown in housing demand in general.
     Cavco benefited from robust regional activity in 2005 and during the first half of 2006. In particular, the Company’s wholesale sales in California increased appreciably during that time. Cavco’s results were relatively strong through the first half of 2006, but have declined in each successive quarter since that time. Industry shipments to California dropped significantly and Arizona shipments were also down. The Company was affected by declining order rates throughout most of its fiscal year ended March 31, 2007, and order rates are still low, although they did show some modest signs of improvement during the first quarter of fiscal 2008 ended June 30, 2007. We have aggressively managed our production levels and labored diligently throughout this difficult period to produce positive financial results.
     While we cannot determine the particular causes of the slowdown in Cavco’s orders, we can identify market shifts that may have contributed to the decline and that also may be affecting our competitors who are generally reporting reduced sales activity as well. A slowdown in the site-built housing industry combined with reported substantial increases in new home inventories has had a negative influence on activity in manufactured housing.
     Site-built home repossessions are also reported to be on the rise. The slowdown of the resale market for site-built homes has had an adverse impact on the contingency contract process, wherein manufactured homebuyers must sell their site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering attractive incentives to homebuyers, which may create added competition for the manufactured housing industry.
     There have been reports suggesting that site-built lenders have tightened their credit requirements, specifically in the sub-prime and alt-A (no documentation loans) lending markets. Further tightening of underwriting standards in the sub-prime and alt-A lending markets could benefit our industry if it has the effect of shifting homebuyers to the manufactured housing market. However, we have experienced no discernable benefit from any changes that may have occurred in underwriting standards.

     During the current downturn, we expanded our operations into other geographic markets by opening a plant in Seguin, Texas. This factory builds a variety of products designed specifically for the Texas and surrounding marketplace. While the factory-built housing market in Texas has been depressed for several years as well, we believe it is prudent for Cavco to establish a position in this area, as it has historically been a large market for manufactured housing. Our efforts in Texas are beginning to gain some traction, as there has been a slight improvement in Texas shipments recently. To date, the start-up of the Texas plant has negatively affected the Company’s overall gross profit and detracted from the bottom line; however, when production volume and efficiencies improve, we believe this factory will become a long-term contributor to the Company.
     Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are to be located.
     In the face of the weak housing environment, we remain optimistic about our long term prospects as we believe that we are located in attractive geographic markets, we have an excellent and diverse line of products and we maintain a conservative cost structure which enables us to build great value into our homes. As the housing sector’s climate and circumstances evolve, we will remain focused on our core competencies of responding quickly to developments in market demand, the production of high quality homes, and following through with exceptional service.
Results of Operations — (Dollars in thousands)
Three months ended June 30, 2007 compared to 2006
     Net Sales. Total net sales decreased 30.9% to $37,366 for the three months ended June 30, 2007 compared to $54,050 for the comparable quarter last year.
     Manufacturing net sales decreased 29.7% to $36,238 for the three months ended June 30, 2007 from $51,568 for the same period last year. The decrease in net sales was driven by lower incoming order rates, resulting in a reduced number of total homes sold, comprised of 856 wholesale shipments in the first quarter of fiscal 2008 versus 1,063 in the same period last year. A greater proportion of homes sold during the current quarter were single-section and lower-end products, causing a 12.7% reduction in the average selling price per home, which was $42,334 versus $48,512 for last year’s first quarter.
     Retail net sales decreased $1,709 to $2,610 for the three months ended June 30, 2007 from $4,319 for the same quarter last year. This decrease in retail sales was driven by a 32.5% reduction in the overall number of homes sold.
     Net Income. Net income decreased 60% to $1,735 for the three months ended June 30, 2007 compared to $4,334 for the comparable quarter last year.
     Gross Profit. Gross profit as a percent of sales decreased to 14.6% for the three months ended June 30, 2007 from 19.6% for the same period last year. The gross profit percentage has been challenged by lower production volume, a less favorable product mix, and low margin results from the new Texas plant.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 19.2% or $847, to $3,574 or 9.6% of net sales, for the three months ended June 30, 2007 versus $4,421 or 8.2% of net sales, for the same period last year. The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. For a portion of the Company’s short-term investments, interest income is earned on a tax-free basis. Our interest income increased 16.9% to $671 for the three months ended June 30, 2007 as compared to $574 during the prior year period. The increase resulted mainly from the Company’s larger balance of investable funds.

     Income Taxes. The effective income tax rate was approximately 32% and 36% for the three month period ended June 30, 2007 and 2006, respectively. The lower income tax rate reflects the effects of a larger proportion of tax-free interest income noted above, certain state income tax credits and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 8).
Liquidity and Capital Resources
     We believe that cash, cash equivalents and short-term investments on hand at June 30, 2007, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Based on the current capital structure and cash position of the Company, and as a cost saving measure, the Company does not intend to renew its $15 million revolving line of credit facility with JPMorgan Chase Bank N.A. which expires on July 31, 2007 (see Note 3).
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Operating activities provided $4,149 of cash during the three months ended June 30, 2007 as compared to $5,660 during the same period last year. Cash generated by operating activities for the current period was mainly derived from operating income before non-cash charges and higher accrued liabilities primarily due to increased wholesale and Texas retail customer deposits, partially offset by higher receivable balances pertaining to moderately increased wholesale sales volume. Cash generated by operating activities in the prior period was primarily derived from operating income before non-cash charges and the timing of collection of accounts receivable balances partially offset by higher inventories necessary to ensure the availability of raw materials.
     Investing activities required the use of $3,776 of cash during the three months ended June 30, 2007 compared to the use of $5,000 of cash during the same period last year. For the three months ended June 30, 2007, cash was primarily used to make net purchases of $3,500 of short-term investments as well as modest plant expansion and normal recurring capital expenditures. During the three months ended June 30, 2006, cash was primarily used to make net purchases of $4,500 of short-term investments, combined with $500 in purchases of property, plant and equipment.
     Financing activities provided $808 in cash during the three months ended June 30, 2007 resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
Critical Accounting Policies
     In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Additionally, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 effective April 1, 2007, as discussed in Note 1.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any; SFAS 157 will have on our financial position and results of operations.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, (“SFAS 159”) which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Management is currently evaluating the impact, if any; SFAS 159 will have on its consolidated financial position, results of operations and cash flows.
     From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
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
     No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2007, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 4: Submission of Matters to a Vote of Security Holders
     On June 26, 2007, the Company held its 2007 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected Jacqueline Dout to serve as a member of the Board of Directors for a three-year term. The terms of Joseph H. Stegmayer and Michael H. Thomas will expire in 2008. The terms of Steven G. Bunger and Jack Hanna will expire in 2009.

     There were present at the Annual Meeting, in person or by proxy, stockholders of the Company who were holders of record on May 4, 2007 of 6,129,844 shares of common stock or 96.03% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 6,382,980 shares entitled to vote in such election, the votes cast were as follows:

Election of Directors:	Votes For	Votes Withheld
Jacqueline Dout	6,059,633	70,211
     At the same meeting, a proposal for the ratification of the selection of Ernst & Young LLP as independent Auditor of the Company was submitted to the stockholders, and the votes caste were as follows:

Votes For	Votes Against	Abstentions	Nonvotes
6,123,534	2,648	3,664	253,134
Item 6: Exhibits
     See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

August 1, 2007	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer (Principal Executive Officer)

August 1, 2007	/s/ Daniel L. Urness
Daniel L. Urness
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation

3.3(3)	Amended and Restated Bylaws

10.1*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco Industries, Inc. stock incentive plan

10.2*	Restricted Stock Award Agreement dated June 1, 2007, by and between Daniel L. Urness and Cavco Industries, Inc.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

*	Filed herewith

**	Furnished herewith