Form 10-Q
period 2007-09-30
CAVCO INDUSTRIES INC
filed 2007-11-08
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 6, 2007, there were 6,427,165 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,640	$12,976
Short-term investments	64,675	50,900
Restricted cash	323	339
Accounts receivable	8,641	8,107
Inventories	11,689	13,464
Prepaid expenses and other current assets	1,874	2,273
Deferred income taxes	4,018	3,930

Total current assets	97,860	91,989

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	7,207	7,029
Machinery and equipment	7,874	7,617

	21,131	20,696
Accumulated depreciation	(8,215)	(7,894)

	12,916	12,802

Goodwill	67,346	67,346

Total assets	$178,122	$172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,479	$2,868
Accrued liabilities	18,934	18,417

Total current liabilities	21,413	21,285

Deferred income taxes	13,802	12,760

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,425,165 and 6,382,980 shares, respectively	64	64
Additional paid-in capital	124,039	122,868
Retained earnings	18,804	15,160

Total stockholders’ equity	142,907	138,092

Total liabilities and stockholders’ equity	$178,122	$172,137

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$38,435	$43,063	$75,801	$97,113
Cost of sales	32,887	35,014	64,813	78,445

Gross profit	5,548	8,049	10,988	18,668
Selling, general and administrative expenses	3,555	3,718	7,129	8,139

Income from operations	1,993	4,331	3,859	10,529
Interest income	718	619	1,389	1,193

Income before income taxes	2,711	4,950	5,248	11,722
Income tax expense	802	1,733	1,604	4,171

Net income	$1,909	$3,217	$3,644	$7,551

Net income per share:
Basic	$0.30	$0.51	$0.57	$1.19

Diluted	$0.29	$0.49	$0.55	$1.14

Weighted average shares outstanding:
Basic	6,423,387	6,358,980	6,411,961	6,357,399

Diluted	6,660,242	6,602,291	6,656,135	6,623,719

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$3,644	$7,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	387	372
Deferred income taxes	954	800
Share-based compensation expense	219	528
Tax benefits from option exercises	374	75
Incremental tax benefits from option exercises	(313)	(66)
Changes in operating assets and liabilities:
Restricted cash	16	686
Accounts receivable	(534)	2,999
Inventories	1,775	(1,282)
Prepaid expenses and other current assets	399	(682)
Accounts payable and accrued liabilities	128	(7,249)

Net cash provided by operating activities	7,049	3,732

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(501)	(714)
Purchases of short-term investments	(215,375)	(229,000)
Proceeds from sale of short-term investments	201,600	222,000

Net cash used in investing activities	(14,276)	(7,714)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	578	82
Incremental tax benefits from option exercises	313	66

Net cash provided by financing activities	891	148

Net decrease in cash and cash equivalents	(6,336)	(3,834)
Cash and cash equivalents at beginning of period	12,976	15,122

Cash and cash equivalents at end of period	$6,640	$11,288

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$—	$4,303

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2007
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
     The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities primarily result from excess tax amortization of goodwill.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on April 1, 2007.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended September 30, 2007 and required no adjustment to opening balance sheet accounts as of March 31, 2007.
     The Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized.  The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
     The Company previously operated as a wholly-owned subsidiary of Centex Corporation (“Centex”). On June 30, 2003, Centex distributed 100% of the outstanding shares of the Company’s common stock to the stockholders of Centex. Upon this distribution, Cavco Industries, Inc. became a separate public company, at which time, the Company became responsible for all U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions. Consolidated and separate income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions.  The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2004.  Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax return for fiscal year 2005 resulting with a Revenue Agent Report that indicated no changes; however, subsequent years and the prior fiscal year 2004 still remain subject to examination by the IRS.  The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to the Company’s financial position.  The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
     For a description of significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	September 30,	March 31,
	2007	2007
Raw materials	$4,678	$4,943
Work in process	2,633	3,001
Finished goods	4,378	5,520

	$11,689	$13,464

     Accrued liabilities consist of the following:

	September 30,	March 31,
	2007	2007
Estimated warranties	$6,924	$6,590
Salaries, wages and benefits	2,771	3,050
Accrued volume rebates	2,646	1,847
Accrued insurance	1,500	1,308
Customer deposits	1,305	1,777
Reserve for repurchase commitments	1,000	1,100
Other	2,788	2,745

	$18,934	$18,417

3. Warranties
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$6,828	$7,050	$6,590	$6,850
Charged to costs and expenses	2,000	2,156	4,098	4,396
Deductions	(1,904)	(2,041)	(3,764)	(4,081)

Balance at end of period	$6,924	$7,165	$6,924	$7,165

4. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 — 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $27,987 at September 30, 2007, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for

Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $1,000 at September 30, 2007 related to these commitments.
     Letter of Credit — The Company maintains an $870 outstanding letter of credit with J.P. Morgan Chase Bank N.A. issued for remaining claims under a self funded workers’ compensation program which concluded on September 30, 2006.
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
5. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 559,211 shares were still available for grant at September 30, 2007. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
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
     Stock-based compensation expense under FAS 123(R) decreased income before income taxes by approximately $104 and $234, respectively, for the three months ended September 30, 2007 and 2006 and by approximately $209 and $464, respectively, for the six months ended September 30, 2007 and 2006. Stock-based compensation expense decreased net income by approximately $73 and $152, respectively, for the three months ended September 30, 2007 and 2006, and by approximately $145 and $299, respectively, for the six months ended September 30, 2007 and 2006. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the three months ended September 30, 2007 and 2006 was approximately $111 and $235, respectively, and approximately $219 and $528 for the six months ended September 30, 2007 and 2006.
     As of September 30, 2007, total unrecognized compensation cost related to stock options was approximately $424 and the related weighted-average period over which it is expected to be recognized is approximately 1.98 years.

     The following table summarizes the option activity within the Company’s stock-based compensation plans for the six months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2007	679,830	$15.92
Granted	15,000	35.99
Exercised	(42,000)	13.76
Canceled or forfeited	—	—

Outstanding at September 30, 2007	652,830	$16.52	3.64	$11,091

Exercisable at September 30, 2007	597,955	$15.20	3.50	$10,940

     The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2007 and 2006 were $11.22 and $10.43, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 was approximately $65. No options were exercised during the three months ended September 30, 2006.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Volatility	32.3%	34.3%	32.7%	33.8%
Risk-free interest rate	4.3%	4.6%	4.6%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life in years	4.25	4.25	4.50	4.25
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

     Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended September 30, 2007 is as follows:

		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2007	923	$32.49
Granted	2,104	38.02
Vested	(185)	32.49
Forfeited	(1,318)	37.95

Nonvested at September 30, 2007	1,524	$35.41

6. Earnings Per Share
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,909	$3,217	$3,644	$7,551

Weighted average shares outstanding:
Basic	6,423,387	6,358,980	6,411,961	6,357,399
Common stock equivalents - treasury stock method	236,855	243,311	244,174	266,320

Diluted	6,660,242	6,602,291	6,656,135	6,623,719

Net income per share:
Basic	$0.30	$0.51	$0.57	$1.19

Diluted	$0.29	$0.49	$0.55	$1.14

     There were 3,633 and 1,899 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2007, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2006 were 3,986 and 952, respectively.
7. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $508 at September 30, 2007. There were no operating losses for the three and six months ended September 30, 2007 or 2006 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with our expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $1,048 and $1,637 for the three month periods ended September 30, 2007 and 2006, respectively, and $1,903 and $3,069 for the six month periods ended September 30, 2007 and 2006, respectively.

8. Business Segment Information
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Manufacturing	$35,130	$41,376	$71,368	$92,944
Retail	4,414	3,477	7,024	7,796
Less: Intercompany	(1,109)	(1,790)	(2,591)	(3,627)

Total consolidated net sales	$38,435	$43,063	$75,801	$97,113

Income from operations
Manufacturing	$2,924	$5,534	$5,900	$12,982
Retail	120	60	106	126
Intercompany profit in inventory	93	25	171	140
General corporate charges	(1,144)	(1,288)	(2,318)	(2,719)

Total consolidated income from operations	$1,993	$4,331	$3,859	$10,529

	As of
	September 30,	March 31,
	2007	2007
Total assets
Manufacturing	$99,629	$99,833
Retail	3,091	4,424
Corporate	75,402	67,880

Total consolidated assets	$178,122	$172,137

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
     Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of retailers located primarily in the southwestern United States. As of September 30, 2007, the Company operated three homebuilding facilities located in Arizona and one manufacturing facility in Texas. The retail segment of the Company operates seven retail sales locations in Arizona, New Mexico and Texas which offer homes produced by the Company and other manufacturers to retail customers.
Industry and Company Outlook
     The manufactured housing industry continues to operate at historically low production and shipment levels. The availability of consumer financing for the retail purchase of manufactured homes and inventory financing for the wholesale distribution chain remains a key issue to be resolved before marked emergence from the current lows can occur. Progress has also been impeded by several industry economic challenges including increased land costs, reported turmoil in the mortgage loan markets and overall housing sector weakness.
     Cavco benefited from robust regional activity in 2005 and during the first half of 2006. In particular, the Company’s wholesale sales in California increased appreciably during that time. Cavco’s results were relatively strong through the first half of 2006, but have declined since that time. While we have been successful in maintaining market share in our core region, the market itself is depressed, with manufactured home shipments for the first nine months of the current calendar year down 22% nationally and 42% and 43% in Arizona and California, respectively. We have aggressively managed our production levels and labored diligently throughout this difficult period to produce positive financial results.
     While we cannot determine the particular causes of the slowdown in Cavco’s orders, we can identify market shifts that may have contributed to the decline and that also may be affecting our competitors who are generally reporting reduced sales activity as well. The dramatic slowdown in the market for site-built housing could be negatively impacting the manufactured housing industry. The slowdown of the resale market for site-built homes has had an adverse impact on the contingency contract process, wherein manufactured homebuyers must sell their site-built home in order to facilitate the purchase of a new manufactured home. Many on-site home builders with high inventory levels are offering attractive incentives to homebuyers, which may create added competition for the manufactured housing industry. In addition, site-built home repossessions are reported to be on the rise, which could also provide increased competition for manufactured housing.
     Site-built lenders have generally tightened their credit requirements, specifically in the sub-prime and alt-A (no documentation loans) lending markets. Further tightening of underwriting standards in the sub-prime and alt-A lending markets could benefit our industry if it has the effect of shifting homebuyers to the generally more affordably priced manufactured housing market. However, we have experienced no discernable benefit from any changes that may have occurred in underwriting standards.
     During fiscal year 2007, we expanded our operations into other geographic markets by opening a plant in Seguin, Texas. This factory builds a variety of products designed specifically for the Texas and surrounding marketplace. While the factory-built housing market in Texas has been depressed for several years as well, we believe it is prudent for Cavco to establish a position in this area, as it has historically been a large market for manufactured housing. Our efforts in Texas are beginning to gain some traction, as there has been a slight increase in Texas shipments during the current fiscal year. To date, the start-up of the Texas plant has negatively affected the Company’s overall gross profit and detracted from the bottom line; however, when production volume and efficiencies improve, we believe this factory will become a long-term contributor to the Company.
     Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are to be located.
     In the face of the weak housing environment, we remain optimistic about our long term prospects as we believe that we are located in attractive geographic markets, we have an excellent and diverse line of products, and we maintain a conservative cost structure which enables us to build great value into our homes. As the housing sector’s climate and circumstances evolve, we will remain focused on our core competencies of responding quickly to developments in market demand, the production of high quality homes, and following through with exceptional service.
Results of Operations — (Dollars in thousands)
Three and six months ended September 30, 2007 compared to 2006
     Net Sales. Total net sales decreased 10.7% to $38,435 for the three months ended September 30, 2007 compared to $43,063 for the comparable quarter last year. For the six months ended September 30, 2007, net sales decreased 21.9% to $75,801 compared to $97,113 for the same period last year.
     Manufacturing net sales decreased 15.1% to $35,130 for the three months ended September 30, 2007 from $41,376 for the same period last year and decreased 23.2% to $71,368 for the six month period ended September 30, 2007 from $92,944 for the same period last year. The decrease in net sales during the current quarter was driven by lower incoming order rates, resulting in a reduced number of total homes sold, comprised of 823 wholesale shipments in the second quarter of fiscal 2008 versus 905 in the same period last year. A greater proportion of homes sold during the current quarter were park models, single-section homes and lower price point products, causing a 6.6% reduction in the average selling price per home, which was $42,685 versus $45,719 for last year’s second quarter. The decrease in sales for the six months ended September 30, 2007 was driven by a 10.0% decrease in the average selling price per home to $42,506 as compared to $47,228 for the same period last year and a reduction in the total number of homes sold during the period of 1,679 versus 1,968 last year.
     Retail net sales increased $937 to $4,414 for the three months ended September 30, 2007 from $3,477 for the same quarter last year and decreased $772 to $7,024 for the six months ended September 30, 2007 compared to $7,796 last year. This increase in retail sales for the current quarter was the result of a 103.0% increase in the overall number of homes sold, which increase was driven by the delivery of homes under a non-recurring government contract. The decrease in retail net sales for the six month period was the result of lower average selling prices, partially offset by an increase in the overall number of homes sold.
     Net Income. Net income decreased 40.7% to $1,909 for the three months ended September 30, 2007 compared to $3,217 for the comparable quarter last year. For the six months ended September 30, 2007, net income decreased 51.7% to $3,644 compared to $7,551 for the same period last year.
     Gross Profit. Gross profit as a percent of sales decreased to 14.4% for the three months ended September 30, 2007 from 18.7% for the same period last year and decreased to 14.5% for the six months ended September 30, 2006 from 19.2% last year. The gross profit percentage has been challenged by lower production volume, a less favorable product mix, and low margin results from the new Texas plant.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.4% or $163, to $3,555 or 9.2% of net sales, for the three months ended September 30, 2007 versus $3,718 or 8.6% of net sales, for the same period last year. For the six month period ended September 30, 2007, selling, general and administrative expenses decreased 12.4% or $1,010 to $7,129 from $8,139 last year. The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume.

     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents. For a portion of the Company’s short-term investments, interest income is earned on a tax-free basis. Our interest income increased 16.0% to $718 for the three months ended September 30, 2007 as compared to $619 during the prior year period. For the six month period ended September 30, 2007, interest income increased 16.4% to $1,389 from $1,193 last year. The increase resulted mainly from the Company’s larger balance of investable funds.
     Income Taxes. The effective income tax rate was approximately 30% and 35% for the three month periods ended September 30, 2007 and 2006, respectively. For the six month periods ended September 30, 2007 and 2006, the effective income tax rate was approximately 31% and 36%, respectively. The lower income tax rate reflects the effects of a larger proportion of tax-free interest income noted above, certain state income tax credits and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).
Liquidity and Capital Resources
     We believe that cash, cash equivalents and short-term investments on hand at September 30, 2007, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Operating activities provided $7,049 of cash during the six months ended September 30, 2007 as compared to $3,732 during the same period last year. Cash generated by operating activities for the current period was mainly derived from operating income before non-cash charges and lower inventory balances influenced by lower sales volume. Cash generated by operating activities in the prior period was primarily derived from operating income before non-cash charges and the timing of collection of accounts receivable balances partially offset by higher inventories necessary to ensure the availability of raw materials and a reduction in the Company’s accounts payable and accrued liabilities balances.
     Investing activities required the use of $14,276 of cash during the six months ended September 30, 2007 compared to the use of $7,714 of cash during the same period last year. For the six months ended September 30, 2007, cash was primarily used to make net purchases of $13,775 of short-term investments as well as for modest Texas plant expansion costs and normal recurring capital expenditures in all of our factories. During the six months ended September 30, 2006, cash was primarily used to make net purchases of $7,000 of short-term investments, combined with plant and equipment purchases.
     Financing activities provided $891 and $148 in cash during the six months ended September 30, 2007 and 2006, respectively, resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
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

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, SFAS 157 will have on our financial position and results of operations.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, (“SFAS 159”) which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Management is currently evaluating the impact, if any, SFAS 159 will have on our consolidated financial position, results of operations and cash flows.
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
     We may make additional written or oral forward-looking statements from time to time in filings with the SEC or in public news releases or statements. Such additional statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing.
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
      No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2007, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.

Registrant

November 8, 2007	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

November 8, 2007	/s/ Daniel L. Urness

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