Form 10-Q
period 2007-12-31
CAVCO INDUSTRIES INC
filed 2008-02-07
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	56-2405642 (IRS Employer Identification Number)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 5, 2008, there were 6,452,415 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 31, 2007

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	as of December 31, 2007 (unaudited) and March 31, 2007	1

	Consolidated Statements of Operations (unaudited)
	for the three and nine months ended December 31, 2007 and 2006	2

	Consolidated Statements of Cash Flows (unaudited)
	for the nine months ended December 31, 2007 and 2006	3

	Notes to Consolidated Financial Statements	4 — 9

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10 — 14

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	14 — 15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

SIGNATURES		16

EXHIBIT INDEX		17
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$69,591	$12,976
Short-term investments	—	50,900
Restricted cash	230	339
Accounts receivable	8,897	8,107
Inventories	13,349	13,464
Prepaid expenses and other current assets	2,313	2,273
Deferred income taxes	3,970	3,930

Total current assets	98,350	91,989

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	7,254	7,029
Machinery and equipment	7,941	7,617

	21,245	20,696
Accumulated depreciation	(8,413)	(7,894)

	12,832	12,802

Goodwill	67,346	67,346

Total assets	$178,528	$172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,936	$2,868
Accrued liabilities	17,506	18,417

Total current liabilities	19,442	21,285

Deferred income taxes	14,300	12,760

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,452,415 and 6,382,980 shares, respectively	64	64
Additional paid-in capital	124,553	122,868
Retained earnings	20,169	15,160

Total stockholders’ equity	144,786	138,092

Total liabilities and stockholders’ equity	$178,528	$172,137

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$31,909	$38,189	$107,710	$135,302
Cost of sales	27,321	31,871	92,134	110,316

Gross profit	4,588	6,318	15,576	24,986
Selling, general and administrative expenses	3,323	3,765	10,452	11,904

Income from operations	1,265	2,553	5,124	13,082
Interest income	683	589	2,072	1,782

Income from continuing operations before income taxes	1,948	3,142	7,196	14,864

Income tax expense	583	1,037	2,187	5,208

Income from continuing operations	1,365	2,105	5,009	9,656
Income from discontinued retail operations net of income taxes of $0 and $66	—	134	—	134

Net income	$1,365	$2,239	$5,009	$9,790

Net income per share (basic):
Continuing operations	$0.21	$0.33	$0.78	$1.52
Discontinued retail operations	—	0.02	—	0.02

Net income	$0.21	$0.35	$0.78	$1.54

Net income per share (diluted):
Continuing operations	$0.20	$0.32	$0.75	$1.46
Discontinued retail operations	—	0.02	—	0.02

Net income	$0.20	$0.34	$0.75	$1.48

Weighted average shares outstanding:
Basic	6,433,419	6,361,869	6,419,189	6,358,889

Diluted	6,677,167	6,615,263	6,664,458	6,625,725

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$5,009	$9,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	585	519
Deferred income taxes	1,500	1,190
Share-based compensation expense	323	728
Tax benefits from option exercises	578	223
Incremental tax benefits from option exercises	(470)	(195)
Changes in operating assets and liabilities:
Restricted cash	109	1,032
Accounts receivable	(790)	142
Inventories	115	(306)
Prepaid expenses and other current assets	(40)	(1,136)
Accounts payable and accrued liabilities	(1,843)	(10,053)

Net cash provided by operating activities	5,076	1,934

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(615)	(811)
Purchases of short-term investments	(314,700)	(346,000)
Proceeds from sale of short-term investments	365,600	339,000

Net cash provided by (used in) investing activities	50,285	(7,811)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	784	261
Incremental tax benefits from option exercises	470	195

Net cash provided by financing activities	1,254	456

Net increase (decrease) in cash and cash equivalents	56,615	(5,421)
Cash and cash equivalents at beginning of period	12,976	15,122

Cash and cash equivalents at end of period	$69,591	$9,701

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$—	$4,637

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2007
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
     The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities primarily result from tax amortization of goodwill.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended December 31, 2007 and required no adjustment to opening balance sheet accounts as of March 31, 2007.
     The Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
     Consolidated and separate income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax return for fiscal year 2005 resulting with a Revenue Agent Report that indicated no changes; however, subsequent years still remain subject to examination by the IRS. The Company received an audit notice in December 2007 from the Arizona Department of Revenue for the fiscal years ended March 31, 2004 through March 31, 2006. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2004. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
     For a description of significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	December 31,	March 31,
	2007	2007
Raw materials	$4,972	$4,943
Work in process	2,726	3,001
Finished goods	5,651	5,520

	$13,349	$13,464

     Accrued liabilities consist of the following:

	December 31,	March 31,
	2007	2007
Estimated warranties	$6,819	$6,590
Salaries, wages and benefits	2,567	3,050
Accrued volume rebates	2,341	1,847
Accrued insurance	1,262	1,308
Reserve for repurchase commitments	950	1,100
Customer deposits	747	1,777
Other	2,820	2,745

	$17,506	$18,417

3. Warranties
     Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale. The Company has recorded a liability for estimated future warranty costs relating to homes sold based upon management’s assessment of historical experience factors, an estimate of the amount of homes in the distribution channel and current industry trends. Activity in the liability for estimated warranties was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at beginning of period	$6,924	$7,165	$6,590	$6,850
Charged to costs and expenses	1,628	1,564	5,726	5,960
Deductions	(1,733)	(1,889)	(5,497)	(5,970)

Balance at end of period	$6,819	$6,840	$6,819	$6,840

4. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 — 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $25,174 at December 31, 2007, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements

for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $950 at December 31, 2007 related to these commitments.
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
5. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 559,211 shares were still available for grant at December 31, 2007. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 — revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Other than restricted stock awards, no share-based compensation cost had been reflected in net income prior to the adoption of FAS 123(R) and the results for prior periods have not been restated.
     Stock-based compensation expense under FAS 123(R) decreased income before income taxes by approximately $100 and $198, respectively, for the three months ended December 31, 2007 and 2006 and by approximately $309 and $662, respectively, for the nine months ended December 31, 2007 and 2006. Stock-based compensation expense decreased net income by approximately $70 and $133, respectively, for the three months ended December 31, 2007 and 2006, and by approximately $215 and $432, respectively, for the nine months ended December 31, 2007 and 2006. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the three months ended December 31, 2007 and 2006 was approximately $104 and $200, respectively, and approximately $323 and $728 for the nine months ended December 31, 2007 and 2006.
     As of December 31, 2007, total unrecognized compensation cost related to stock options was approximately $332 and the related weighted-average period over which it is expected to be recognized is approximately 1.96 years.

     The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2007	679,830	$15.92
Granted	15,000	35.99
Exercised	(69,250)	13.82
Canceled or forfeited	—	—

Outstanding at December 31, 2007	625,580	$16.63	3.40	$10,767

Exercisable at December 31, 2007	574,455	$15.42	3.26	$10,579

     No options were granted during the three months ended December 31, 2007 and 2006. The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was approximately $507 and $373, respectively.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007		2006
Volatility	—	—	32.7%		33.8%
Risk-free interest rate	—	—	4.6%		4.7%
Dividend yield	—	—	0.0%		0.0%
Expected option life in years	—	—	4.5	0	4.2	5
     The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes share-based compensation expense using the straight-line attribution method.

     Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended December 31, 2007 is as follows:

		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2007	923	$32.49
Granted	2,104	38.02
Vested	(185)	32.49
Forfeited	(1,318)	37.95

Nonvested at December 31, 2007	1,524	$35.41

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$1,365	$2,239	$5,009	$9,790

Weighted average shares outstanding:
Basic	6,433,419	6,361,869	6,419,189	6,358,889
Common stock equivalents - treasury stock method	243,748	253,394	245,269	266,836

Diluted	6,677,167	6,615,263	6,664,458	6,625,725

Net income per share:
Basic	$0.21	$0.35	$0.78	$1.54

Diluted	$0.20	$0.34	$0.75	$1.48

     There were 3,148 and 1,640 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2007, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2006 were 3,527 and 1,331, respectively.
7. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $669 at December 31, 2007. There were no operating losses for the three and nine months ended December 31, 2007 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values. Income from discontinued operations for the three and nine months ended December 31, 2006 resulted from better than anticipated results from liquidating retail inventories at closed locations. Net sales for the retail sales centers to be disposed of approximated $657 and $1,160 for the three month periods ended December 31, 2007 and 2006, respectively, and $2,560 and $4,229 for the nine month periods ended December 31, 2007 and 2006, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales
Manufacturing	$30,054	$35,814	$101,422	$128,758
Retail	3,077	4,078	10,101	11,874
Less: Intercompany	(1,222)	(1,703)	(3,813)	(5,330)

Total consolidated net sales	$31,909	$38,189	$107,710	$135,302

Income from operations
Manufacturing	$2,083	$3,607	$7,983	$16,589
Retail	112	139	218	265
Intercompany profit in inventory	95	84	266	224
General corporate charges	(1,025)	(1,277)	(3,343)	(3,996)

Total consolidated income from operations	$1,265	$2,553	$5,124	$13,082

	As of
	December 31,	March 31,
	2007	2007
Total assets
Manufacturing	$100,620	$99,833
Retail	4,275	4,424
Corporate	73,633	67,880

Total consolidated assets	$178,528	$172,137

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
     Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of retailers located primarily in the southwestern United States. As of December 31, 2007, the Company operated three homebuilding facilities located in Arizona and one in Texas. The retail segment of the Company operates seven retail sales locations in Arizona, New Mexico and Texas which offer homes produced by the Company and other manufacturers to retail customers. Management has plans to close certain of these retail locations.
Industry and Company Outlook
     The manufactured housing industry continues to operate at historically low production and shipment levels. The availability of consumer financing for the retail purchase of manufactured homes and inventory financing for the wholesale distribution chain remains a key issue to be resolved before marked emergence from the current lows can occur. Progress has also been impeded by several industry economic challenges including reported turmoil in the mortgage loan markets and overall housing sector weakness.
     While we have been successful in maintaining market share in our core region, the market itself is depressed, with annual manufactured home shipments for calendar year 2007 down 19% nationally and 41% and 42% in Arizona and California, respectively. We have aggressively managed our production levels and labored diligently throughout this difficult period to produce positive financial results.
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
     Site-built lenders have generally tightened their credit requirements, specifically in the sub-prime and alt-A (no documentation loans) lending markets. Further tightening of underwriting standards in the sub-prime and alt-A lending markets could benefit our industry if it has the effect of shifting homebuyers to the generally more affordably priced manufactured housing market. However, we have experienced no discernable benefit from any changes that may have occurred in underwriting standards. Lenders also may begin to tighten their credit standards in the manufactured home consumer lending arena, even though this sector did not employ the aggressive financing practices that are now under scrutiny in the site-built mortgage lending market.
     During fiscal year 2007, we expanded our operations into other geographic markets by opening a plant in Seguin, Texas. This factory builds a variety of products designed specifically for the Texas and surrounding marketplace. While the factory-built housing market in Texas has been depressed for several years as well, we believe it is prudent for Cavco to establish a position in this area, as it has historically been a large market for manufactured housing. Our efforts in Texas are beginning to gain some traction, as there has been a slight increase in Texas shipments during the current fiscal year, albeit from low shipment levels in prior years. To date, the start-up of the Texas plant has negatively affected the Company’s overall gross profit and detracted from the bottom line; however, when production volume and efficiencies improve, we believe this factory will become a long-term contributor to the Company.
     On January 16, 2008, the Company announced a stock repurchase program. A total of $10 million may be used to repurchase the Company’s outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate Cavco to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using the Company’s available cash.
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
Results of Operations — (Dollars in thousands)
Three and nine months ended December 31, 2007 compared to 2006
     Net Sales. Total net sales decreased 16.4% to $31,909 for the three months ended December 31, 2007 compared to $38,189 for the comparable quarter last year. For the nine months ended December 31, 2007, net sales decreased 20.4% to $107,710 compared to $135,302 for the same period last year.
     Manufacturing net sales decreased 16.1% to $30,054 for the three months ended December 31, 2007 from $35,814 for the same period last year and decreased 21.2% to $101,422 for the nine month period ended December 31, 2007 from $128,758 for the same period last year. The decrease in net sales during the current quarter was driven by lower incoming order rates, resulting in a reduced number of total homes sold, comprised of 746 wholesale shipments in the third quarter of fiscal 2008 versus 898 in the same period last year. This decrease due to shipments was slightly offset by a 1.0% increase in the average selling price per home, which was $40,287 versus $39,882 for last year’s third quarter. The decrease in sales for the nine months ended December 31, 2007 was driven by a 6.9% decrease in the average selling price per home to $41,824 as compared to $44,926 for the same period last year and a reduction in the total number of homes sold during the period to 2,425 versus 2,866 last year.
     Retail net sales decreased $1,001 to $3,077 for the three months ended December 31, 2007 from $4,078 for the same quarter last year and decreased $1,773 to $10,101 for the nine months ended December 31, 2007 compared to $11,874 last year. This decrease in retail sales for the current quarter was the result of a 10.3% decrease in the overall number of homes sold. The decrease in retail net sales for the nine month period was the result of lower average selling prices, partially offset by an increase in the overall number of homes sold.
     Net Income. Net income decreased 39.0% to $1,365 for the three months ended December 31, 2007 compared to $2,239 for the comparable quarter last year. For the nine months ended December 31, 2007, net income decreased 48.8% to $5,009 compared to $9,790 for the same period last year.
     Gross Profit. Gross profit as a percent of sales decreased to 14.4% for the three months ended December 31, 2007 from 16.5% for the same period last year and decreased to 14.5% for the nine months ended December 31, 2007 from 18.5% last year. The gross profit percentage has been challenged by lower production volume, a less favorable product mix, and low margin results from the new Texas plant.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.7% or $442, to $3,323 or 10.4% of net sales, for the three months ended December 31, 2007 versus $3,765 or 9.9% of net sales, for the same period last year. For the nine month period ended December 31, 2007, selling, general and administrative expenses decreased 12.2% or $1,452 to $10,452 from $11,904 last year. The decrease was primarily from reduced incentive compensation resulting from the impact of lower sales volume.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents held at various times throughout the period. For a portion of the Company’s short-term investments, interest income was earned on a tax-free basis. Our interest income increased 16.0% to $683 for the three months ended December 31, 2007 as compared to $589 during the prior year period. For the nine month period ended December 31, 2007, interest income increased 16.3% to $2,072 from $1,782 last year. The increase resulted mainly from the Company’s larger balance of investable funds.
     Income Taxes. The effective income tax rate was approximately 30% and 33% for the three month periods ended December 31, 2007 and 2006, respectively. For the nine month periods ended December 31, 2007 and 2006, the effective income tax rate was approximately 30% and 35%, respectively. The lower income tax rate reflects the effects of a larger proportion of tax-free interest income noted above, certain state income tax credits and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).
Liquidity and Capital Resources
     We believe that cash, cash equivalents and short-term investments on hand at December 31, 2007, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Operating activities provided $5,076 of cash during the nine months ended December 31, 2007 as compared to $1,934 during the same period last year. Cash generated by operating activities for the current period was mainly derived from operating income before non-cash charges, offset by a reduction in the Company’s accounts payable and accrued liabilities balances including wholesale customer deposits and payroll accruals. Cash generated by operating activities during the nine months ended December 31, 2006 was primarily derived from operating income before non-cash charges and the satisfaction of restrictions on restricted cash balances related to retail customer deposits; offset by an increase in prepaid income taxes and a reduction in the Company’s accounts payable and accrued liabilities balances.
     Investing activities provided $50,285 of cash during the nine months ended December 31, 2007 compared to the use of $7,811 of cash during the same period last year. For the nine months ended December 31, 2007, cash was provided by net sales of $50,900 of short-term investments as we repositioned our liquid assets primarily into low risk US Treasury money market funds, offset by cash used for modest Texas plant expansion costs and normal recurring capital expenditures in all of our factories. During the nine months ended December 31, 2006, cash was primarily used to make net purchases of $7,000 of short-term investments, combined with $811 in property and equipment purchases.
     Financing activities provided $1,254 and $456 in cash during the nine months ended December 31, 2007 and 2006, respectively, resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.

Critical Accounting Policies
     In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Additionally, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 effective April 1, 2007, as discussed in Note 1.
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
Forward-looking Statements
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Housing demand and geographic concentration;

•	General economic conditions;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	Tightened credit standards and curtailed lending activity by mortgage lenders have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	We may be required to satisfy certain indemnification obligations to Centex Corporation, our predecessor, or may not be able to collect on indemnification rights from Centex Corporation;

•	We could be responsible for certain tax liabilities if the Internal Revenue Service challenges the tax-free nature of the share distribution that resulted in us becoming an independent company;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our company; and

•	Volatility of stock price.
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

Our operations are interest rate sensitive. As overall manufactured housing demand can be adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of buyers to secure financing. Higher interest rates could unfavorably impact our revenues, gross margins and net earnings.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.
(b) Changes In Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 31, 2007, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant
February 6, 2008	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer -- Chairman,
President and Chief Executive Officer (Principal Executive Officer)

February 6, 2008	/s/ Daniel L. Urness
Daniel L. Urness
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Certificate of Amendment of Restated Certificate of Incorporation

3.3	(3)	Amended and Restated Bylaws

31.1*		Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32**		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

*	Filed herewith

**	Furnished herewith