Form 10-K
period 2008-03-31
CAVCO INDUSTRIES INC
filed 2008-05-30
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2007 (based on the closing price on the NASDAQ Stock Market, LLC on September 30, 2007) was $106,244,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 16, 2008, 6,468,000 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

PART I
ITEM 1. BUSINESS
General
     Cavco Industries, Inc., a Delaware corporation, formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Cavco is the largest producer of manufactured homes in Arizona, based on data from Statistical Surveys, Inc., and a leading producer of park model homes and vacation cabins in the United States, having made wholesale shipments of 3,301 manufactured housing units during our fiscal year ended March 31, 2008. We are also the 8th largest producer of HUD code manufactured homes in the United States, based on 2006 total home production data published by Manufactured Home Merchandiser, an industry trade publication. Our business encompasses manufacturing operations and wholesale and retail marketing. The terms “Cavco,” “us,” “we,” “our,” the “Company,” and any other similar terms refer to Cavco Industries, Inc. and its subsidiaries, unless otherwise indicated in this Form 10-K.
     Our factory-built homes are produced under various trade names and in a variety of floor plans and price ranges. We produce homes constructed to the building standards promulgated by the U.S. Department of Housing and Urban Development, or HUD, and by the International and Universal Building Codes as well as park model homes and vacation cabins. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are multi-section homes, although we also produce single-section homes. Our park model homes are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for retirement living and are placed in planned communities or recreational home parks. We also produce camping cabins and commercial structures for a variety of purposes, including offices and showrooms.
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
     We sell manufactured homes through both a network of independent retailers and through Company-owned retail outlets. As of March 31, 2008, our products were offered for sale through approximately 364 independent retail outlets in 23 states. A majority of these independent retail outlets are located in Arizona, California, Texas, New Mexico, Colorado, Utah and Nevada. As of March 31, 2008, we had a total of 7 Company-owned retail outlets, located in Arizona, New Mexico and Texas. We expect to close less than half of our remaining retail outlets during the next 12 months. We plan to close these retail outlets because they have under-performed in recent years. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as these outlets do not sell a significant amount of products manufactured by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”
     Despite a protracted downturn in the manufactured housing industry, we generated income from continuing operations before income taxes of $9.1 million, $17.4 million and $23.5 million for fiscal years 2008, 2007 and 2006, respectively. We believe that our ability to maintain the profitability of our continuing operations during the current industry downturn is attributable in significant part to efficient production, a high value product line, focused sales efforts, stringent cost control and a strong balance sheet.
Industry Overview
     General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2007, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 8% of all new single-family housing starts and 11% of all new single-family homes sold.
     Industry wholesale shipments of HUD code homes totaled approximately 96,000 homes in 2007 versus 118,000 homes in 2006 according to data reported by the Manufactured Housing Institute (“MHI”).
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
     As a result of the foregoing factors, based on industry data as of the end of 2007, an estimated 67% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 127 plants over the same period, representing a 39% reduction. In addition, inventories of new manufactured homes in the retail marketplace declined by approximately 63% from June 1999 to December 2007. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
     The principal regional markets we have targeted have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 63% from 1999 to 2007. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 75% and 74%, respectively, during the same period. More recently, the California manufactured housing market has suffered a significant downturn, as the number of manufactured housing units shipped has decreased 56% from 2005 to 2007. U.S. wholesale shipments and retail sales of manufactured homes could continue to experience adverse conditions for the remainder of 2008 due to some or all of the factors described above. We expect industry sales volumes to be adversely affected until, among other factors, consumer and wholesale financing is more readily available.
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
Products
     Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 61% of the homes we produced in fiscal year 2008 were HUD code homes. The remaining homes we build are primarily park model homes, which are constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce modular homes, camping cabins and commercial structures built to state and local standards.
     We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are ranch-style homes. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet. In fiscal year 2008, we produced and sold 3,301 homes, of which 1,718 were multi-section. Included in single-section production are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.

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
     During fiscal year 2008, our average wholesale home price for a HUD code home was approximately $45,000, excluding delivery. Approximately 80% of the homes we produce are sold in transactions covering both the home and the land on which it is placed. Retail sales prices of our homes, without land, generally range from $23,000 to more than $155,000, depending upon size, floor plan, features and options.
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
Manufacturing Operations
     Our homes are constructed in plant facilities using an assembly-line process employing from 165 to 290 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
     We currently operate three manufacturing facilities in the Phoenix, Arizona area and one manufacturing plant in Seguin, Texas. Our manufacturing facilities range from approximately 79,000 to 203,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately seven days. As of March 31, 2008, our current rate of production was approximately 22 sections per day.
     Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our Arizona HUD Code manufacturing facilities serves between 130 to 140 retailers and our park model and vacation cabin facilities serve approximately 70 retail distributors along with a large number of one time purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
     The following table sets forth the total number of homes wholesaled from our factories and the number of manufacturing facilities which produced those homes for the fiscal years indicated:

	Year Ended March 31,
	2008	2007	2006
Homes sold:
Single-section	1,583	1,528	1,448
Multi-section	1,718	2,084	2,803

Total homes sold	3,301	3,612	4,251

Operating manufacturing facilities at end of period	4	4	3
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

     During the fiscal year, the Company experienced cost increases in a number of the materials purchased for the manufacture of homes. Prices of commodities such as aluminum, copper, and steel rose significantly. In addition materials such as carpets and vinyl products were negatively impacted by the rising cost of petroleum, which also adversely affects delivery of all raw materials purchased by the company.
     Our backlog of orders as of March 31, 2008 was approximately $2.4 million. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog generally declines during the winter months.
Sales and Distribution
     The following table sets forth the number of homes sold by us through independent and Company-owned distribution channels during the last three fiscal years, as well as the number of independent retail outlets and Company-owned retail centers at the end of the applicable period. The distribution channels are outlined as follows:

	Year Ended March 31,
	2008	2007	2006
Home sold through:
Independent retail outlets	3,143	3,467	4,082
Company-owned retail centers	158	145	169

Total homes sold	3,301	3,612	4,251

Number of independent retail outlets at the end of the period	364	345	311

Number of company-owned retail centers at the end of the period	7	7	8
     Independent Retailers. As of March 31, 2008, we had a network of 364 independent retail outlets, of which there were 121 in Arizona, 98 in California, 34 in Texas, 30 in New Mexico, 15 in Colorado, 14 in Utah, 12 in Nevada, 10 in Washington, 7 in Oklahoma, 4 in Idaho, 3 in Wyoming, 2 in Alaska, Maryland, Oregon, and Wisconsin and 1 in each of Indiana, Louisiana, Michigan, Minnesota, Montana, North Dakota, Nebraska and Tennessee. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. Factory Direct Housing, Inc. (“FDH”) represents a group of independent retailers that affiliate to obtain improved access to inventory financing. Most FDH retailers existed as entirely independent retailers prior to their affiliation with FDH. FDH accounted for approximately 6.4%, 11.0% and 12.1% of net sales in fiscal years 2008, 2007, and 2006, respectively. No other independent retailer accounted for 10% or more of our manufacturing sales in each of the respective years in the three-year period ended March 31, 2008.
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
     Company-Owned Retail Sales Centers. As of March 31, 2008, we had a total of 7 Company-owned retail centers, located in Arizona, New Mexico and Texas, of which 5 primarily sold our homes and the remainder sold our homes and homes manufactured by other companies. Over the next 12 months, we plan to close certain Company-owned retail centers as these retail outlets have underperformed in recent years. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four salespersons. As of March 31, 2008, Company-owned sales centers had an average inventory of 8 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories and currently have no outstanding debt. Our Company-owned retail centers employ salespersons who are compensated through a combination of salary and commission. Retail centers do not have administrative staff, as we perform most administrative functions at our corporate headquarters.
     Warranties. We provide a limited warranty to original retail purchasers of our homes. We warrant structural components for 12 months. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and certain other components are warranted by their original manufacturer for various lengths of time. Refer to our discussion of the Magnuson-Moss Warranty Federal Trade Commission Improvement Act under Government Regulation beginning on page 7.
Financing
     Wholesale Financing. In accordance with manufactured housing industry practice, approximately 41% of our wholesale sales are to independent retailers who finance a portion of their home purchases through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $24.1 million as of March 31, 2008, without reduction for the resale value of the homes.
     Consumer Financing. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry:
•	chattel (or home-only) loans for purchasers of a home with no real estate involved; and

•	real estate loans for purchasers of the home and the land on which the home is placed.
     Loose credit standards for home-only loans in the mid-1990s contributed to the recent high number of industry repossessions. During the past six years, a number of home-only lenders have exited the market. The remaining lenders have tightened their credit standards and increased their interest rates, which has reduced the volume of new loans.
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
     Recently, several measures have been introduced by Congress that could have a positive impact on consumer financing, if passed. However, we have no assurance that any of these initiatives will become law or ultimately have any beneficial impact on our business.

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
     In addition to us, there are a number of other manufacturers competing for a significant share of the manufactured housing market in the Arizona, California, New Mexico and Texas areas, including Palm Harbor Homes, Inc., Fleetwood Enterprises, Inc., Clayton Homes, Inc., Champion Enterprises, Inc., and Skyline Corporation. Based on retail sales in calendar year 2007, we believe that our business accounted for an approximate 31% share of the Arizona market area, an approximate 8% share of the California market area, an approximate 5% share of the New Mexico market area and smaller shares of market areas in the other states in which we do business. We do not view any of our competitors as being dominant in the industry as a whole or the principal markets in which we compete, although a number of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.
Government Regulation
     Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our four manufacturing facilities, and the plans and specifications of the HUD code manufactured homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model homes are not subject to HUD regulations, but we believe that our park model homes meet all present standards of the American National Standards Institute.
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
     We have leased space for our manufacturing facility in Goodyear, Arizona since 1993. The leased premises is part of what is referred to as the Phoenix-Goodyear Airport (South) Superfund Site (PGAS), which was designated as a National Priorities List, or NPL, site under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act in 1983. The reason for the site’s NPL designation was because of extensive soil and groundwater contamination (trichloroethylene or TCE, chromium and cadmium) that resulted from historic manufacturing at the Goodyear Tire and Rubber Company and the Department of Defense.
     Pursuant to a consent decree entered into with the United States Environmental Protection Agency (EPA), the Goodyear Tire and Rubber Company, is responsible for taking certain remedial actions at the PGAS site. In September 2005, the EPA completed its five-year review of the PGAS site and reported that the contaminant concentrations in groundwater at the site have been reduced, and treated groundwater from the treatment systems has met cleanup goals throughout that period of operation. Nonetheless, groundwater still contains contaminant levels above specified cleanup goals as the remediation progresses. The EPA’s five-year review identified several issues regarding the ongoing effectiveness of the remedy and several new issues regarding possible presence of trace metals, vapor intrusion, institutional controls, ecological risks, and migration, all of which the EPA is addressing.
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

     During the fifteen years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. We do not have any underground storage tanks at our Goodyear, Arizona facility.
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
Employees
     As of March 31, 2008, we had approximately 1,005 employees. We believe that our relationship with our employees is good.
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
We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future
     Although we generated income from continuing operations during the past seven fiscal years, we have incurred net losses in prior years. Net losses in these years were attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail below. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, as well as the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.
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

     As a result of the foregoing factors, based on industry data as of the end of 2007, an estimated 67% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 127 plants over the same period, representing a 39% reduction.
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
Our operating results could be affected by geographic concentration and declining housing demand
     As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, land availability and development costs, apartment vacancy levels, and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse affect on our sales and earnings. In addition, our sales are largely concentrated in Arizona and California, which have experienced significant declines in industry shipments in calendar years 2006, 2007 and early 2008.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
     A substantial portion of our total assets at March 31, 2008 consisted of goodwill, all of which is attributable to our manufacturing operations. In particular, goodwill accounted for approximately 37% of our total assets at March 31, 2008. Effective in fiscal year 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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
Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market
     Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes which has negatively impacted our sales. In addition, most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance Corp., filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. (“Origen”) announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Some of our retailers have utilized Origen to finance consumer loans. If other lenders do not absorb the volume of loans previously made by Origen, we could experience retail and manufacturing sales declines.
The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
     Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. During the past seven years, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry’s wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco’s exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry’s wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. The Company’s independent retailers currently rely primarily on GE Commercial Distribution Finance, Textron Financial Corporation and 21st Mortgage Corporation, which are national lending institutions that specialize in providing wholesale floor plan financing to manufactured housing retailers. We are concerned that floor plan financing providers could reduce their levels of floor plan lending. Reduced availability of floor plan lending may affect the inventory levels of our independent retailers, their number of retail sales centers and related wholesale demand, and may also have an adverse effect on our access to capital on an ongoing basis.
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $24.1 million as of March 31, 2008, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

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
If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline
     During fiscal year 2008, approximately 95% of our wholesale shipments of manufactured homes were made to independent retail locations in the United States. As is common in the industry, independent retailers may sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to the ones we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.
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

Lease Term
Location	Expiration
Marana, AZ	November 30, 2008
Mesa, AZ (1)	November 30, 2009
Tucson, AZ (2) (3)	February 17, 2009
Yuma, AZ (2) (3)	February 17, 2009
Albuquerque, NM (1) (3)	June 30, 2008
New Braunfels, TX (1)	September 30, 2008
Porter, TX (1)	April 30, 2009

(1)	The Company has early termination options ranging from 3 to 6 months for these leases.

(2)	The Company has purchase options for these leased properties.

(3)	The Company has options to renew these leases.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
     The following is an alphabetical listing of our executive officers as of May 11, 2008; as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	57	Chairman of the Board, Chief Executive Officer and President
		since March 2001; President of Centex Manufactured Housing
		Group, LLC from September 2000 to June 2003; President -
		Retail Operations and Chief Financial Officer of Champion
		Enterprises, Inc. from January 1998 to September 2000; President,
		Vice Chairman and Chairman of the Executive Committee of Clayton
		Homes, Inc. from 1993 to January 1998

Daniel L. Urness	39	Vice President, Chief Financial Officer, Treasurer since January
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

	Closing Sales Price
	High	Low
Year ended March 31, 2008
Fourth Quarter	$37.62	$28.65
Third Quarter	39.47	28.10
Second Quarter	39.98	33.15
First Quarter	38.64	33.86

Year ended March 31, 2007
Fourth Quarter	$35.75	$31.75
Third Quarter	36.92	30.24
Second Quarter	44.90	29.14
First Quarter	48.96	42.97
     As of May 16, 2008, the Company had 991 stockholders of record and approximately 5,657 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.
     We do not expect to pay any dividends on our common stock in the foreseeable future. The payment of dividends to our stockholders is subject to the discretion of our board of directors, and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws.
Equity Compensation Plan Table
     Information concerning equity compensation plans is included in Part III, Item 12, in this Annual Report.
Issuer Purchases of Equity Securities
     In January 2008, we announced that our Board of Directors approved a stock repurchase program, authorizing an expenditure of up to $10 million to repurchase shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements. The level of purchase activity is subject to market conditions and other investment opportunities. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The stock repurchase program will be funded using our available cash and short-term investments. No repurchases have been made under this program as of May 16, 2008.

Performance Graph
     The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 31, 2008 with the NASDAQ index composite and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business: the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Cavalier Homes, Inc. Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc., Palm Harbor Homes, Inc. and Skyline Corporation. The comparison assumes $100 was invested on July 1, 2003 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	7/1/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008
CAVCO INDUSTRIES INC	100	$184	$242	$486	$350	$350
NASDAQ INDEX COMPOSITE	100	$121	$122	$144	$149	$139
PEER GROUP	100	$151	$131	$178	$122	$94

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

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$141,914	$169,114	$189,503	$157,435	$128,857
Cost of sales	121,538	138,813	151,143	127,916	106,230

Gross profit	20,376	30,301	38,360	29,519	22,627
Selling, general and administrative expenses	13,825	15,311	16,367	14,245	13,583

Income from operations	6,551	14,990	21,993	15,274	9,044
Interest income	2,539	2,387	1,479	532	233

Income from continuing operations before income taxes	9,090	17,377	23,472	15,806	9,277
Income tax expense	2,778	5,962	8,675	6,229	3,054

Income from continuing operations	6,312	11,415	14,797	9,577	6,223

Income (loss) from discontinued retail operations	—	134	252	550	(73)

Net income	$6,312	$11,549	$15,049	$10,127	$6,150

Net income (loss) per share (basic):
Continuing operations	$0.98	$1.79	$2.34	$1.52	$0.99
Discontinued operations	—	0.02	0.04	0.09	(0.01)

Net income	$0.98	$1.81	$2.38	$1.61	$0.98

Net income (loss) per share (diluted):
Continuing operations	$0.95	$1.72	$2.19	$1.46	$0.98
Discontinued operations	—	0.02	0.04	0.08	(0.01)

Net income	$0.95	$1.74	$2.23	$1.54	$0.97

Weighted average shares outstanding:
Basic	6,427,264	6,363,368	6,318,070	6,288,730	6,261,182

Diluted	6,664,111	6,629,580	6,746,356	6,557,819	6,311,812

Proforma Data (unaudited):
Income from continuing operations					$9,277
Proforma income tax expense (1)					(3,711)

Proforma net income from continuing operations					$5,566

Proforma weighted average common shares outstanding (basic) (2)					6,261,182

Proforma net income per share from continuing operations (basic)					$0.89

Proforma weighted average common shares outstanding (diluted)					6,311,812

Proforma net income per share from continuing operations (diluted)					$0.88

	March 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$73,610	$12,976	$15,122	$46,457	$30,775
Short-term investments	—	50,900	42,900	—	—
Restricted cash	330	339	1,223	1,028	827
Accounts receivable	10,093	8,107	11,568	7,545	6,479
Inventories	11,293	13,464	12,733	10,262	10,514
Prepaid expenses and other current assets	1,839	2,273	1,446	1,202	1,701
Deferred income taxes	4,033	3,930	4,040	3,610	3,570

Total current assets	101,198	91,989	89,032	70,104	53,866
Property, plant and equipment — net	12,706	12,802	12,344	7,472	8,220
Goodwill	67,346	67,346	67,346	67,346	67,346

Total assets	$181,250	$172,137	$168,722	$144,922	$129,432

Total current liabilities	$20,152	$21,285	$32,653	$27,522	$24,669
Deferred income taxes	14,747	12,760	11,040	9,090	6,830
Total stockholders’ equity	146,351	138,092	125,029	108,310	97,933

Total liabilities and stockholders’ equity	$181,250	$172,137	$168,722	$144,922	$129,432

Other Data:
Depreciation — continuing operations	$785	$692	$923	$1,053	$1,163

Capital expenditures — continuing operations	$689	$1,150	$5,795	$575	$222

     The selected financial data set forth above includes the accounts of Cavco and its wholly-owned subsidiary, CRG Holdings, LLC. We previously operated as a wholly-owned subsidiary of Centex Corporation (“Centex”). On June 30, 2003, Centex distributed 100% of the outstanding shares of our common stock to the stockholders of Centex. Upon this distribution we became a separate public company. Stockholders’ equity has been presented assuming the merger had occurred at the beginning of fiscal year 2004. Pro forma data for fiscal year 2004 also gives effect to the distribution as if it had occurred at the beginning of the fiscal year.
     On January 6, 2005, our Board of Directors authorized a 2-for-1 split of our common stock in the form of a 100% stock dividend. The dividend was paid on January 31, 2005 to stockholders of record as of January 18, 2005. All information presented in the selected consolidated financial data set forth above is presented as if this stock split had been completed as of the beginning of the applicable period.
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
Overview
     Cavco is the largest producer of manufactured homes in Arizona and the 8th largest producer of manufactured homes in the United States in terms of wholesale shipments, based on 2006 data published by Manufactured Home Merchandiser. The Company is also a leading producer of park model homes and vacation cabins in the United States.
     Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern United States. The retail segment of the Company operates retail sales locations which offer homes produced by the Company and other manufacturers to retail customers. As of March 31, 2008, the Company operated three homebuilding facilities located in Arizona, one manufacturing facility in Texas and seven Company-owned sales centers in three states. Homes produced by the Company are also sold through a network of 364 independent retail outlets in 23 states.
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
     In addition to the changing environment in retail lending, some of the wholesale lenders providing floor plan financing to retailers have exited the industry. During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender and consumer lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In addition, competition from sales of repossessed homes negatively impacted retail sales of new homes. These factors have ultimately resulted in a prolonged and significant downturn in the manufactured housing industry since mid-1999 which has resulted in declining wholesale shipments, the closure of excess manufacturing and retail locations and surplus inventory that has required years to be reduced to normalized levels. More recently, one of the few remaining lenders specializing in our industry, Origen Financial, Inc., announced in March 2008 that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans.
     As a result of the foregoing factors, based on industry data as of the end of 2007, an estimated 67% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 127 plants over the same period, representing a 39% reduction. In addition, inventories of new manufactured homes in the retail marketplace declined by approximately 63% from June 1999 to December 2007. According to data reported by MHI, wholesale shipments were 96,000 units for 2007, a decrease of 19% from 2006. This followed a decrease of 20% in 2006, an increase of 12% in 2005, a flat year in 2004, and declines of 22%, 13%, 23% and 28% for 2003, 2002, 2001, and 2000, respectively.
     The principal regional markets we have targeted have also experienced a pronounced downturn. The number of manufactured housing units shipped in Arizona declined approximately 63% from 1999 to 2007. Even more severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 75% and 74%, respectively, during the same period. More recently, the California manufactured housing market has suffered a significant downturn, as the number of manufactured housing units has decreased 56% from 2005 to 2007.

     Due to the continuation of negative industry conditions, as well as the adverse legislation in Texas, we initiated plans during fiscal 2003 to dispose of or close certain of our retail sales centers. As of March 31, 2008, we have a total of 7 Company-owned retail outlets, located in Arizona, New Mexico and Texas. We expect to close less than half of our remaining outlets during the next 12 months. We do not anticipate that the closure of these retail outlets will materially affect the operations of our manufacturing segment as the outlets to be closed do not sell a significant amount of products manufactured by our manufacturing facilities.
     Overall, the manufactured housing industry continues to operate at historically low levels. The availability of consumer financing for the retail purchase of manufactured homes and floor plan financing for the wholesale purchase of manufactured homes remain key issues to be resolved before marked emergence from the current industry production lows can occur. Progress is also being impeded by several economic challenges including the general slowdown in overall housing activity.
     During fiscal year 2006 and the first quarter of fiscal year 2007, the Company reported consistent earnings improvement. Beginning in the second quarter of fiscal year 2007 and continuing throughout fiscal year 2008, however, the Company’s sales activity dramatically slowed. The Company operated with a minimal backlog throughout the last half of fiscal year 2007 and during fiscal year 2008.
     A significant negative influence has come from events in the site-built housing industry. Site-built housing inventories have experienced substantial increases from a variety of causes, including overbuilding and lender repossessions. The excess site-built home inventory has had an adverse impact on the contingency contract process, wherein manufactured homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizable incentives to homebuyers, which may create added competition for the factory-built housing industry.
     The turmoil and contraction seen in the site-built home mortgage markets has spilled over to some degree into the manufactured home lending space. Even though financing for manufactured homeowners has not generally been the subject of irresponsible underwriting practices in recent times, there has been some residual tightening of underwriting standards in our industry. We have seen this most commonly manifested in increased credit standards and extended lead times required for prospective homeowners to qualify for and close their manufactured home loans. Ultimately, the tightening of site-built underwriting standards could benefit our industry if it has the effect of shifting homebuyers to the generally more affordable manufactured housing market. However, we have experienced no discernable benefit from any changes that may have occurred in underwriting standards.
     Our retailer base continues to face challenges. Some independent retailers departed from the industry, while some others have done relatively well in a difficult market environment. Most retailers are making efforts to keep their inventory levels and overheads low. We have made efforts to expand our retailer base in all of our markets with modest success, while continuing to monitor our independent retailer base proactively in an effort to identify and mitigate any areas of concern that may develop.
     Although the past several years of industry shipments in Texas have been relatively low, shipments have increased approximately 6% in Texas during calendar year 2007 compared to 2006. In this setting, our Texas facility has used fiscal year 2008 to develop its workforce and grow its operations. Our operations in Texas continue to mature and we are working to improve our market penetration in that region.
     As we experienced a downturn in incoming order rates during the year, we increased our efforts to identify niche market opportunities. Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that compliment home styles in the areas in which they are to be located.
     In the face of the current housing environment, we remain optimistic about our long term prospects, because we believe that we are located in attractive geographic markets, we have an excellent and diverse line of products and we maintain a conservative cost structure which enables us to build a great value into our homes. The Company has worked diligently throughout this difficult period to maintain profitability.

Results of Operations
(Dollars in thousands)
     The following table summarizes certain financial and operating data for fiscal years 2008, 2007 and 2006.

	Year Ended March 31,
	2008	2007	2006
Statement of Operations Data:
Net sales
Manufacturing	$134,301	$161,242	$183,672
Retail	12,429	14,807	14,446
Less: Intercompany	(4,816)	(6,935)	(8,615)

Total net sales	141,914	169,114	189,503
Cost of sales	121,538	138,813	151,143

Gross profit	20,376	30,301	38,360
Selling, general and administrative expenses	13,825	15,311	16,367

Income from operations	6,551	14,990	21,993
Interest income	2,539	2,387	1,479

Income from continuing operations before income taxes	9,090	17,377	23,472
Income tax expense	2,778	5,962	8,675

Income from continuing operations	6,312	11,415	14,797
Income from discontinued retail operations	—	134	252

Net income	$6,312	$11,549	$15,049

Other Data:
Floor shipments — manufacturing	5,104	5,884	7,256

Home shipments — manufacturing	3,301	3,612	4,251

Home shipments — retail	158	145	169

Depreciation	$785	$692	$923

Capital expenditures	$689	$1,150	$5,795

Fiscal Year 2008 Compared to Fiscal Year 2007
     Net Sales.  Total net sales decreased 16.1% to $141,914 in fiscal year 2008 from $169,114 in fiscal year 2007.
     Manufacturing net sales were lower by 16.7% to $134,301 in fiscal year 2008 from $161,242 in fiscal year 2007.  The reduction in sales was partially attributable to a reduced number of homes sold, the result of lower incoming order rates for homes.  Total homes sold during fiscal year 2008 dropped 8.6% to 3,301 wholesale shipments versus 3,612 last year.  The decrease in net sales was also due to an 8.9% decrease in the average sales price per home, down $3,956 to $40,685 in fiscal year 2008 from $44,641 last year.
     Retail net sales decreased by $2,378 to $12,429 for fiscal year 2008 from $14,807 last year.  This decrease in retail sales was the result of lower average selling prices, offset by a 9.0% increase in the overall number of homes sold.
     Gross Profit.  Gross profit decreased to $20,376, which was 14.4% of net sales for fiscal year 2008 compared to $30,301 or 17.9% of net sales last year.  The gross profit percentage has been challenged by lower production volume, a less favorable product mix, low margin results from the new Texas plant, and higher raw material costs.
     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were lower by 9.7% or $1,486 to $13,825 or 9.7% of net sales for fiscal year 2008 versus $15,311 or 9.1% of net sales last year.  The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume.
     Interest Income.  Interest income represents income earned on unrestricted cash and cash equivalents and short-term investments.  For a portion of the Company’s short-term investments, interest income was earned on a tax-free basis.  Our interest income increased 6.4% to $2,539 for fiscal year 2008 as compared to $2,387 last year. The increase in interest income in fiscal year 2008 compared to the prior fiscal year resulted from the Company’s larger balance of investable funds.

     Income Taxes. The effective income tax rate was approximately 31% for fiscal year 2008 and 34% for fiscal year 2007.  The lower income tax rate reflects the effects of a larger proportion of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 9).
Fiscal Year 2007 Compared to Fiscal Year 2006
     Net Sales.  Total net sales decreased 10.8% to $169,114 in fiscal year 2007 from $189,503 in fiscal year 2006.
     Manufacturing net sales were lower by 12.2% to $161,242 in fiscal year 2007 from $183,672 in fiscal year 2006.  The reduction in sales was attributable to a reduced number of homes sold, the result of lower incoming order rates for homes.  Total homes sold during fiscal year 2007 dropped 15.0% to 3,612 wholesale shipments versus 4,251 during fiscal year 2006.  The decrease in net sales was partially offset by a 3.3% rise in the average sales price per home, up $1,434 to $44,641 in fiscal year 2007 from $43,207 in fiscal year 2006.  Wholesale sales prices were higher in fiscal year 2007 mainly from a significant proportion of larger homes with more amenities, as relatively low interest rates have continued to make higher priced homes more affordable and traditional mortgage financing can require more square footage to meet appraisal requirements.  Wholesale sales prices were also up modestly to partially offset material cost increases experienced mainly in the first half of fiscal year 2007. These compensating price increases were more significant in fiscal years 2006 and 2005.
     Retail net sales rose slightly by $361 to $14,807 for fiscal year 2007 from $14,446 for the prior year.  This increase in retail sales was the result of higher average selling prices, offset by a reduction in the overall number of homes sold.
     Gross Profit.  Gross profit decreased to $30,301, which was 17.9% of net sales for fiscal year 2007 compared to $38,360 or 20.2% of net sales for the prior year.  The gross profit percentage has been challenged by lower production volume, a less favorable product mix, and higher raw material costs which were not entirely offset by upward sales price adjustments.
     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were lower by 6.5% or $1,056 to $15,311 or 9.1% of net sales for fiscal year 2007 versus $16,367 or 8.6% of net sales for fiscal year 2006.  The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume, partially offset by share-based compensation expense of $778 due to the implementation of FAS 123(R) at the beginning of fiscal year 2007.
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
     Income Taxes. The effective income tax rate was approximately 34% for fiscal year 2007 and 37% for fiscal year 2006.  The lower income tax rate reflects the effects of a larger proportion of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 9).
Liquidity and Capital Resources
     We believe that cash and cash equivalents on hand at March 31, 2008, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future.  However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing.  There can be no assurance that such financing would be available on satisfactory terms, if at all.  If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources.  The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume.  Our manufactured homes are sold mainly through independent retailers who generally rely on third-party lenders to provide floor plan financing for homes purchased.  In addition, third-party lenders generally provide consumer financing for manufactured home purchases.  Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and retailers as well as our own retail locations.  The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control.  During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender, exited the market.  Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business.  In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities.  In March 2008, Origen Financial, Inc. announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. The reduction in available financing has had an adverse effect on the manufactured housing industry and may impact the ability of our retailers to obtain financing for home purchases.  In addition, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate.  As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates.  Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.
     Operating activities provided $8,996 of cash during fiscal year 2008 compared to providing $6,376 of cash during fiscal year 2007.  Cash generated by operating activities in fiscal year 2008 was primarily derived from operating income before non-cash charges and a decrease in inventory from lower sales levels, partially offset by increased accounts receivable and decreased accounts payable and accrued liabilities. Lower sales activity also resulted in reduced vendor payment volume, volume rebate accruals, payroll and other accruals.  Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges and a decrease in accounts receivable, offset in part by a decrease in payables and accrued expenses resulting from lower sales levels which caused decreased vendor payment volume, payroll accruals, volume rebate accruals, warranty and other accruals.
     Investing activities provided $50,211 of cash during fiscal year 2008 compared to the use of $9,150 of cash during fiscal year 2007.  For fiscal year 2008, cash was provided by net sales of $50,900 of short-term investments as we repositioned our liquid assets primarily into low risk US Treasury money market funds, partially offset by cash used for modest Texas plant expansion costs and normal recurring capital expenditures in all of our factories. In fiscal year 2007, cash was primarily used to make net purchases of $8,000 of short-term investments as well as modest plant expansion and normal recurring capital expenditures.
     Financing activities provided $1,427 and $628 in cash in fiscal years 2008 and 2007, respectively, resulting from proceeds of issuances of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
Contractual Obligations and Commitments
     The following table summarizes our contractual obligations at March 31, 2008, consisting of future payments under non-cancelable operating lease agreements. For additional information related to these obligations, see Note 4 to the consolidated financial statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
			(In thousands)
Commitments for future payments under noncancelable operating leases	$4,796	$1,477	$2,680	$639	$—
     The following table summarizes our contingent commitments at March 31, 2008, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Notes 4 and 5 to the Consolidated Financial Statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
			(In thousands)
Repurchase obligations (1)	$24,108	$7,581	$16,527	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2008 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

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
     Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and industry trends. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home. We have a reserve for estimated warranties of $6.6 million at March 31, 2008 and 2007. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.
     Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers. A significant portion of our sales are made to retailers pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a retailer’s default. The risk of loss under repurchase agreements is lessened by certain factors, including the following:
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
     The maximum amount for which the Company was contingently liable under such agreements approximated $24,108 at March 31, 2008, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $950 and $1,100 at March 31, 2008 and 2007, respectively. The Company has incurred no repurchase expenses during fiscal years 2008, 2007, and 2006.
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
     As of March 31, 2008, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2008. This analysis used the market value of our outstanding common stock which is primarily supported by our manufacturing operations and resulted in the conclusion that the goodwill was not impaired.
     In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely effect our operating results and net worth. See Item 1A, “Risk Factors.”
Other Matters
     Related Party Transactions. During fiscal year 2008, the Company invested $7 million in the Gabelli U.S. Treasury Money Market Fund. GAMCO Investors, Inc. beneficially owned 10.1% of our outstanding common shares and thus meets the definition of a principal owner under FASB Statement No. 57, Related Party Disclosures. The Gabelli U.S. Treasury Money Market Fund and GAMCO Investors, Inc. are either directly or indirectly under common control. Interest earned on our investment and reinvested during fiscal year 2008 was $37.
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
     Impact of Accounting Statements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United

States of America and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, SFAS 157 will have on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Management is currently evaluating the impact, if any, SFAS 159 will have on its consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management is currently evaluating the impact, if any, SFAS 141R and SFAS 160 will have on its consolidated financial position, results of operations and cash flows.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.
Management’s Assessment on Internal Controls Over Financial Reporting
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this report.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors and Related Matters,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 2008, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of Part A of this Report, which is incorporated in this Item 10 by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     For a description of the Company’s executive compensation, see “Election of Directors and Related Matters,”, “Compensation Discussion and Analysis” (other than the “Compensation Committee Report”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 2008, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 2008, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information as of March  31, 2008, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of
	Securities to be	Weighted-	Number of Securities
	Issued Upon	Average Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants, and	Warrants, and	(Excluding Securities
Plan Category	Rights	Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	624,580	$16.62	560,211
Equity compensation plans not approved by stockholders	—	—	—

Total	624,580	$16.62	560,211

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     For a description of certain relationships and related transactions of the Company, see “Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 2008, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     For a description of principal accounting fees and services, see “Ratification of Appointment of Independent Auditors – Audit Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 2008, which is incorporated herein by reference.

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

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

3.3	Amended and Restated Bylaws of Cavco	Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003

10.2*	Form of stock option agreement for Stock Incentive Plan	Exhibit 10.1a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.3*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.4*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Filed herewith

10.5	Summary of Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2007	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006

10.6*	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.7	Credit Agreement dated September 17, 2003 between JPMorgan Chase Bank N.A. and Cavco	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

10.8	Amendment to Credit Agreement dated as of December 16, 2003 between JPMorgan Chase Bank N.A. and Cavco	Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.9	Amendment to Credit Agreement dated November 10, 2004	Exhibit 10.6a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.10	Amendment to Credit Agreement dated October 25, 2005	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005

10.11	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks, dated June 30, 2003, between Centex and Cavco	Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.12	Administrative Services Agreement, dated June 30, 2003, between Centex Service Company and Cavco	Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.13	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.14	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.15*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)

10.16*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.17*	Restricted Stock Award Agreement dated June 1, 2007, by and between Daniel L. Urness and Cavco	Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007

10.18*	Form of Stock Option Agreement for Stock Incentive Plan	Filed herewith

21	List of Subsidiaries of Cavco	Filed herewith

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
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

CAVCO INDUSTRIES, INC.
Date: May 23, 2008	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph H. Stegmayer	Chairman of the Board, President	May 23, 2008

and Principal Executive Officer

/s/ Daniel L. Urness	Vice President, Chief Financial Officer	May 23, 2008

and Principal Accounting Officer

/s/ Steven G. Bunger	Director	May 23, 2008

/s/ Jacqueline Dout	Director	May 23, 2008

/s/ Jack Hanna	Director	May 23, 2008

/s/ Michael Thomas	Director	May 23, 2008

CAVCO INDUSTRIES, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders of Cavco Industries, Inc.,
The management of Cavco Industries, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, the Company’s controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
May 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2008 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated May 22, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 6, in 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Note 7, in 2007 the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 22, 2008

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$73,610	$12,976
Short-term investments	—	50,900
Restricted cash	330	339
Accounts receivable	10,093	8,107
Inventories	11,293	13,464
Prepaid expenses and other current assets	1,839	2,273
Deferred income taxes	4,033	3,930

Total current assets	101,198	91,989

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	7,290	7,029
Machinery and equipment	7,979	7,617

	21,319	20,696
Accumulated depreciation	(8,613)	(7,894)

	12,706	12,802

Goodwill	67,346	67,346

Total assets	$181,250	$172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,147	$2,868
Accrued liabilities	18,005	18,417

Total current liabilities	20,152	21,285

Deferred income taxes	14,747	12,760

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,452,415 and 6,382,980 shares, respectively	65	64
Additional paid-in capital	124,814	122,868
Retained earnings	21,472	15,160

Total stockholders’ equity	146,351	138,092

Total liabilities and stockholders’ equity	$181,250	$172,137

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2008	2007	2006
Net sales	$141,914	$169,114	$189,503
Cost of sales	121,538	138,813	151,143

Gross profit	20,376	30,301	38,360
Selling, general and administrative expenses	13,825	15,311	16,367

Income from operations	6,551	14,990	21,993
Interest income	2,539	2,387	1,479

Income from continuing operations before income taxes	9,090	17,377	23,472
Income tax expense	2,778	5,962	8,675

Income from continuing operations	6,312	11,415	14,797
Income from discontinued retail operations net of income taxes of $0, $66 and $148, respectively	—	134	252

Net income	$6,312	$11,549	$15,049

Net income per share (basic):
Continuing operations	$0.98	$1.79	$2.34
Discontinued retail operations	—	0.02	0.04

Net income	$0.98	$1.81	$2.38

Net income per share (diluted):
Continuing operations	$0.95	$1.72	$2.19
Discontinued retail operations	—	0.02	0.04

Net income	$0.95	$1.74	$2.23

Weighted average shares outstanding:
Basic	6,427,264	6,363,368	6,318,070

Diluted	6,664,111	6,629,580	6,746,356

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Unamortized	Retained
			Additional	value of	earnings
	Common Stock		paid-in	restricted	(accumulated
	Shares	Amount	capital	stock	deficit)	Total

Balance, March 31, 2005	6,288,730	$63	$119,998	$(313)	$(11,438)	$108,310

Amortization of restricted stock				250		250

Stock option exercises and associated tax benefits	64,250	1	1,419			1,420

Net income					15,049	15,049

Balance, March 31, 2006	6,352,980	64	121,417	(63)	3,611	125,029

Reverse unamortized value of restricted stock upon adoption of SFAS 123(R)			(63)	63		—

Stock option exercises and associated tax benefits	30,000		668			668

Share-based compensation			846			846

Net income					11,549	11,549

Balance, March 31, 2007	6,382,980	64	122,868	—	15,160	138,092

Stock option exercises and associated tax benefits	69,435	1	1,534			1,535

Share-based compensation			412			412

Net income					6,312	6,312

Balance, March 31, 2008	6,452,415	$65	$124,814	$—	$21,472	$146,351

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended March 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$6,312	$11,549	$15,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	785	692	923
Deferred income taxes	1,884	1,830	1,520
Share-based compensation expense	412	846	250
Tax benefits from option exercises	578	296	646
Incremental tax benefits from option exercises	(470)	(256)	—
Changes in operating assets and liabilities:
Restricted cash	9	884	(195)
Accounts receivable	(1,986)	3,461	(4,023)
Inventories	2,171	(731)	(2,471)
Prepaid expenses and other current assets	434	(827)	(244)
Accounts payable and accrued liabilities	(1,133)	(11,368)	5,131

Net cash provided by operating activities	8,996	6,376	16,586

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(689)	(1,150)	(5,795)
Purchases of short-term investments	(314,700)	(446,000)	(98,900)
Proceeds from sales of short-term investments	365,600	438,000	56,000

Net cash provided by (used in) investing activities	50,211	(9,150)	(48,695)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	957	372	774
Incremental tax benefits from option exercises	470	256	—

Net cash provided by financing activities	1,427	628	774

Net increase (decrease) in cash	60,634	(2,146)	(31,335)
Cash and cash equivalents at beginning of year	12,976	15,122	46,457

Cash and cash equivalents at end of year	$73,610	$12,976	$15,122

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$—	$4,677	$6,698

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
     Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Cavco”). All significant intercompany transactions and balances have been eliminated in consolidation. See Note 8 for information related to the Company’s business segments.
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
     Revenue Recognition. Revenue from homes sold to independent retailers are recognized when the home is shipped, which is when the title passes to the independent retailer. Homes sold to independent retailers are generally paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements (see Note 4). Manufacturing sales are reduced by a provision for estimated repurchase obligations based upon past experience and market conditions. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
     Some of the Company’s independent retailers operate multiple sales outlets. Factory Direct Housing, Inc. (“FDH”) represents a group of independent retailers that affiliate to obtain improved access to inventory financing. Most FDH retailers existed as entirely independent retailers prior to their affiliation with FDH. FDH accounted for approximately 6.4%, 11.0% and 12.1% of net sales in fiscal 2008, 2007, and 2006, respectively. No other independent retailer accounted for 10% or more of our manufacturing sales during the three-year period.
     Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company’s cash equivalents are comprised of U.S. Treasury and money market funds with carrying amounts that approximate fair value due to their short-term nature.
     Short-Term Investments. The Company’s short-term investments as of March 31, 2007 were comprised of auction rate certificates which were adjustable-rate securities with dividend rates that were reset by bidders through periodic “Dutch auctions.” Investments in auction rate securities were recorded at cost, which approximates fair value due to their variable interest rates.
     Restricted Cash. Restricted cash represents deposits received from retail customers required to be held in trust accounts which the Company can not access for general operating purposes until the sale of the home to the retail customer is completed.
     Accounts Receivable. The Company extends competitive credit terms on a retailer by retailer basis in the normal course of business and our accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses at March 31, 2008 and 2007.
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
     Goodwill. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles. As such, the Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2008 and 2007, all of the Company’s goodwill is attributable to its manufacturing reporting unit. The Company performed its annual goodwill impairment analysis as of March 31, 2008. This analysis used the market value of the Company’s outstanding common stock which is primarily supported by the Company’s manufacturing operations and resulted in the conclusion that the goodwill was not impaired.
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
     Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and is further reduced by the resale value of repurchased homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others — an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5, based on historical information available, as a reduction to sales. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and a SFAS 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Changes in the reserve are recorded as an adjustment to sales. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.
     Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health and property coverage. Effective October 1, 2006, the Company became fully insured for workers’ compensation. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. For products liability in particular, the Company has purchased stop loss insurance, which will reimburse the Company for individual claims or aggregate claims exceeding $1,000 annually. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying balance sheets. The determination of claims and expenses and the appropriateness of the related liability is regularly reviewed and updated.
     Advertising. Advertising costs are expensed as incurred and were $232, $269 and $239 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.
     Freight. Substantially all freight costs are reimbursed by the Company’s retailers. Sales and cost of sales include freight income and expense of $6,233, $6,393 and $6,415 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.
     Income Taxes. The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) and provides for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.
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

	2008	2007	2006
Net income	$6,312	$11,549	$15,049

Weighted average shares outstanding:
Basic	6,427,264	6,363,368	6,318,070
Add: Effect of dilutive stock options	236,847	266,212	428,286

Diluted	6,664,111	6,629,580	6,746,356

Net income per share:
Basic	$0.98	$1.81	$2.38

Diluted	$0.95	$1.74	$2.23

     Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share were 1,695 and 1,589 for the fiscal years ended March 31, 2008 and 2007, respectively. No anti-dilutive common stock equivalents were excluded from the computation of diluted earnings per share for the fiscal year ended March 31, 2006.
     Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, SFAS 157 will have on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Management is currently evaluating the impact, if any, SFAS 159 will have on its consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management is currently evaluating the impact, if any, SFAS 141R and SFAS 160 will have on its consolidated financial position, results of operations and cash flows.
     From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	March 31,
	2008	2007
Raw materials	$4,753	$4,943
Work in process	2,416	3,001
Finished goods	4,124	5,520

	$11,293	$13,464

     Accrued liabilities consist of the following:

	March 31,
	2008	2007
Estimated warranties	$6,619	$6,590
Salaries, wages and benefits	2,568	3,050
Customer deposits	1,989	1,777
Accrued volume rebates	1,588	1,847
Accrued insurance	1,401	1,308
Reserve for repurchase commitments	950	1,100
Other (various)	2,890	2,745

	$18,005	$18,417

3. Employee Benefit Plans
     The Company has a self-funded group medical plan which is administered by third party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $2,246, $2,095 and $2,223 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.
     The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute up to 100% of their eligible compensation up to federal limits to the 401k Plan. The Company matches up to 50% of the first 5% of eligible income contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Contribution expense was $126, $232 and $288 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.
4. Commitments and Contingencies
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
     The maximum amount for which the Company was liable under such agreements approximated $24,108 at March 31, 2008, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $950 and $1,100 at March 31, 2008 and 2007, respectively. The Company incurred no repurchase expenses during fiscal years 2008, 2007, and 2006.
     Leases — The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $1,790, $2,032 and $2,144 for fiscal years ended March 31, 2008, 2007 and 2006, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 31, 2008, are as follows:

Fiscal Year
2009	$1,477
2010	1,036
2011	889
2012	755
2013 and thereafter	639

$4,796

     Letter of Credit — The Company maintains an $870 outstanding letter of credit with J.P. Morgan Chase Bank N.A. issued to satisfy the remaining requirements of the self funded workers’ compensation program which concluded on September 30, 2006.
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

5. Valuation and Qualifying Accounts
     The following table sets forth certain valuation and qualifying accounts for the fiscal years ended March 31, 2008, 2007 and 2006.

	Beginning			Ending
	Balance	Charges	Deductions	Balance
Reserve for repurchase commitments:
Year ended March 31, 2008	$1,100	(150)	—	$950

Year ended March 31, 2007	$1,500	(400)	—	$1,100

Year ended March 31, 2006	$1,800	(300)	—	$1,500

Accrual for estimated warranties:
Year ended March 31, 2008	$6,590	7,081	(7,052)	$6,619

Year ended March 31, 2007	$6,850	7,696	(7,956)	$6,590

Year ended March 31, 2006	$5,576	8,526	(7,252)	$6,850

6. Income Taxes
     The provision for income taxes for the fiscal years ended March 31, 2008, 2007 and 2006 were as follows:

	Fiscal Year
	2008	2007	2006
Current
Federal	$733	$3,511	$6,241
State	161	687	1,062

Total current	894	4,198	7,303
Deferred
Federal	1,643	1,592	1,216
State	241	238	304

Total deferred	1,884	1,830	1,520

Total provision	$2,778	$6,028	$8,823

     A reconciliation of income taxes computed by applying the expected federal statutory income tax rates for fiscal years ended March 31, 2008, 2007 and 2006 of 34%, 35% and 35%, respectively, to income before income taxes to the total income tax provision reported in the Consolidated Statements of Operations is as follows:

	Fiscal Year
	2008	2007	2006
Federal income tax at statutory rate	$3,091	$6,082	$8,215
State income taxes, net of federal benefit	289	602	888

Current:
Tax exempt interest income	(455)	(556)	(197)
Deduction for domestic production	(16)	(82)	(181)
Other	(131)	(84)	(50)

Total provision for continuing operations	2,778	5,962	8,675
Income tax provision for discontinued operations	—	66	148

Total income tax provision	$2,778	$6,028	$8,823

     Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2008 and 2007 were as follows:

	March 31,	March 31,
	2008	2007
Net current deferred tax assets
Warranty reserves	$2,525	$2,570
Repurchase reserves	362	429
Insurance reserves	430	382
Other (various)	716	549

	$4,033	$3,930

Net long-term deferred tax (liabilities) assets
Goodwill	$(15,313)	$(13,534)
Depreciation	280	464
Other	286	310

	$(14,747)	$(12,760)

     The Company adopted the provisions of FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no significant impact on the Company’s results of operations or balance sheet for the year ended March 31, 2008 and required no adjustment to opening balance sheet accounts as of March 31, 2007.
     The Company has recorded an insignificant amount of unrecognized tax benefits during the year and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded an insignificant amount of interest and penalties in the statement of operations for the year ended March 31, 2008.
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
7. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are stockholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 560,211 shares were still available for grant at March 31, 2008. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
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
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 — revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Other than restricted stock awards, no share-based compensation cost had been reflected in net income prior to the adoption of FAS 123(R) and the results for prior periods have not been restated. The recognized compensation costs during the fiscal years ended March 31, 2007 and 2008 under the modified-prospective transition method include (i) compensation cost for all share-based payments granted prior to, but not fully vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     Stock option compensation expense under FAS 123(R) decreased income before income taxes by approximately $394 and $778 for the fiscal years ended March 31, 2008 and 2007, respectively. Stock option compensation expense decreased net income by approximately $274 and $513, respectively, for the fiscal years ended March 31, 2008 and 2007. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the fiscal years ended March 31, 2008 and 2007 was approximately $412 and $846, respectively. Had compensation cost for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date during the fiscal year ended March 31, 2006, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

Fiscal Year
2006
Net income, as reported	$15,049
Less: Stock-based employee compensation determined under fair value based method, net of tax benefits	(557)

Pro forma net income	$14,492

Basic net income per share:
As reported	$2.38

Pro forma	$2.29

Diluted net income per share:
As reported	$2.23

Pro forma	$2.15

     As of March 31, 2008, total unrecognized compensation cost related to stock options was approximately $239 and the related weighted-average period over which it is expected to be recognized is approximately 2.12 years.
     The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal year ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2007	679,830	$15.92
Granted	15,000	35.99
Exercised	(69,250)	13.82
Canceled or forfeited	(1,000)	20.00

Outstanding at March 31, 2008	624,580	$16.62	3.15	$11,502

Exercisable at March 31, 2008	579,455	$15.50	3.02	$11,323

     The weighted-average estimated fair value of employee stock options granted during the fiscal years ended March 31, 2008, 2007 and 2006 were $12.59, $12.55 and $9.70, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2008, 2007 and 2006 were $1,494, $855 and $1,699, respectively.
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

	Fiscal Year
	2008	2007	2006
Volatility	32.7%	33.8%	28.6%
Risk-free interest rate	4.6%	4.7%	4.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option life in years	4.50	4.25	5.00
     The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107 and SEC Staff Accounting Bulletin No. 110 (“SAB 110”). The Company uses the simplified method as the Company does not have sufficient historical share option exercise data due to the limited period of time the Company’s equity shares have been publicly traded. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes share-based compensation expense using the straight-line attribution method.
     Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the fiscal year ended March 31, 2008 is as follows:

		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2007	923	$32.49
Granted	2,104	38.02
Vested	(185)	32.49
Forfeited	(1,318)	37.95

Nonvested at March 31, 2008	1,524	$35.41

     For the fiscal years ended March 31, 2008 and 2007, the adoption of FAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $470 and $256, respectively, related to incremental tax benefits from stock options exercised during the periods.

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

	Year Ended March 31,
	2008	2007	2006
Net sales
Manufacturing	$134,301	$161,242	$183,672
Retail	12,429	14,807	14,446
Less: Intercompany	(4,816)	(6,935)	(8,615)

Total consolidated net sales	$141,914	$169,114	$189,503

Income (loss) from operations
Manufacturing	$10,254	$19,373	$27,421
Retail	386	305	235
Intercompany profit in inventory	365	284	(305)
General corporate charges	(4,454)	(4,972)	(5,358)

Total consolidated income from operations	$6,551	$14,990	$21,993

Total assets
Manufacturing	$99,995	$99,833	$101,139
Retail	3,550	4,424	5,466
Corporate	77,705	67,880	62,117

Total consolidated assets	$181,250	$172,137	$168,722

     Total Corporate assets are comprised primarily of cash and cash equivalents, short-term investments and deferred taxes.
9. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $422, $768 and $475 at March 31, 2008, 2007 and 2006, respectively. Income from discontinued retail operations for fiscal 2007 and 2006 resulted from better than anticipated results from liquidating retail inventories at our closed locations. Net sales for the retail sales centers to be disposed of were $3,221, $5,251 and $5,724 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.
10. Related Party Transactions
During fiscal 2008, the Company invested $7,000 in the Gabelli U.S. Treasury Money Market Fund. GAMCO Investors, Inc. beneficially owned 10.1% of our outstanding common shares and thus meets the definition of a principal owner under FASB Statement No. 57, Related Party Disclosures. The Gabelli U.S. Treasury Money Market Fund and GAMCO Investors, Inc. are either directly or indirectly under common control. Interest earned on our investment and reinvested during fiscal 2008 was $37.

11. Quarterly Financial Data (Unaudited)
     The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2008 and 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2008
Net sales	$37,366	$38,435	$31,909	$34,204	$141,914
Gross profit	5,440	5,548	4,588	4,800	20,376
Income from continuing operations	1,735	1,909	1,365	1,303	6,312
Income from discontinued retail operations	—	—	—	—	—
Net income	1,735	1,909	1,365	1,303	6,312
Net income per share (basic):
Continuing operations	$0.27	$0.30	$0.21	$0.20	$0.98
Discontinued operations	—	—	—	—	—

Net income	$0.27	$0.30	$0.21	$0.20	$0.98

Net income per share (diluted):
Continuing operations	$0.26	$0.29	$0.20	$0.20	$0.95
Discontinued operations	—	—	—	—	—

Net income	$0.26	$0.29	$0.20	$0.20	$0.95

Fiscal year ended March 31, 2007
Net sales	$54,050	$43,063	$38,189	$33,812	$169,114
Gross profit	10,619	8,049	6,318	5,315	30,301
Income from continuing operations	4,334	3,217	2,105	1,759	11,415
Income from discontinued retail operations	—	—	134	—	134
Net income	4,334	3,217	2,239	1,759	11,549
Net income per share (basic):
Continuing operations	$0.68	$0.51	$0.33	$0.28	$1.79
Discontinued operations	—	—	0.02	—	0.02

Net income	$0.68	$0.51	$0.35	$0.28	$1.81

Net income per share (diluted):
Continuing operations	$0.65	$0.49	$0.32	$0.27	$1.72
Discontinued operations	—	—	0.02	—	0.02

Net income	$0.65	$0.49	$0.34	$0.27	$1.74

     Included in net income for the third quarter of fiscal 2007 is income from discontinued retail operations of $200 or $134 net of income tax resulting from better than previously projected results from liquidating retail inventories at closed retail locations.