Form 10-Q
period 2008-06-30
CAVCO INDUSTRIES INC
filed 2008-08-06
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 5, 2008, there were 6,468,157 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$73,405	$73,610
Restricted cash	691	330
Accounts receivable	9,309	10,093
Inventories	13,398	11,293
Prepaid expenses and other current assets	1,741	1,839
Deferred income taxes	3,820	4,033

Total current assets	102,364	101,198

Property, plant and equipment, at cost:
Land	6,050	6,050
Buildings and improvements	7,351	7,290
Machinery and equipment	7,993	7,979

	21,394	21,319
Accumulated depreciation	(8,840)	(8,613)

	12,554	12,706

Goodwill	67,346	67,346

Total assets	$182,264	$181,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,571	$2,147
Accrued liabilities	17,329	18,005

Total current liabilities	19,900	20,152

Deferred income taxes	15,120	14,747

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,468,157 and 6,452,415 shares, respectively	65	65
Additional paid-in capital	124,854	124,814
Retained earnings	22,325	21,472

Total stockholders’ equity	147,244	146,351

Total liabilities and stockholders’ equity	$182,264	$181,250

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Net sales	$35,509	$37,366
Cost of sales	31,321	31,926

Gross profit	4,188	5,440
Selling, general and administrative expenses	3,101	3,574

Income from operations	1,087	1,866
Interest income	294	671

Income before income taxes	1,381	2,537
Income tax expense	528	802

Net income	$853	$1,735

Net income per share:
Basic	$0.13	$0.27

Diluted	$0.13	$0.26

Weighted average shares outstanding:
Basic	6,460,992	6,400,536

Diluted	6,696,158	6,656,460

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$853	$1,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	227	190
Deferred income taxes	586	515
Share-based compensation expense	71	108
Tax benefits from option exercises	(31)	355
Incremental tax benefits from option exercises	—	(300)
Changes in operating assets and liabilities:
Restricted cash	(361)	212
Accounts receivable	784	(976)
Inventories	(2,105)	161
Prepaid expenses and other current assets	98	80
Accounts payable and accrued liabilities	(252)	2,069

Net cash (used in) provided by operating activities	(130)	4,149

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(75)	(276)
Purchases of short-term investments	—	(66,500)
Proceeds from sale of short-term investments	—	63,000

Net cash used in investing activities	(75)	(3,776)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	508
Incremental tax benefits from option exercises	—	300

Net cash provided by financing activities	—	808

Net (decrease) increase in cash and cash equivalents	(205)	1,181
Cash and cash equivalents at beginning of period	73,610	12,976

Cash and cash equivalents at end of period	$73,405	$14,157

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$5	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
June 30, 2008
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
     In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 30, 2008 (the “Form 10-K”).
     The Company’s deferred tax assets primarily result from financial accruals and its deferred tax liabilities primarily result from tax amortization of goodwill.
     The Company complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.   In accordance with the provisions of FIN 48, the Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
     Consolidated and separate income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions.   In June 2008, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended March 31, 2007. In January 2007, the IRS completed an examination of the Company’s federal income tax return for fiscal year 2005, which resulted in a Revenue Agent Report that indicated no changes. The Company is no longer subject to examination by the IRS for years before fiscal year 2006.  The Company is under audit by the Arizona Department of Revenue for the fiscal years ended March 31, 2004 through March 31, 2006. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2004.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position.  The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, Effective Date of FASB Statement No. 157 that delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities only, which had no effect on our consolidated financial position, results of operations and cash flows. Management is currently evaluating the impact, if any, SFAS 157 will have upon adoption for non-financial assets and liabilities on our results of operations and consolidated financial position.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, (“SFAS 159”) which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on April 1, 2008 but did not elect the fair value option for any of its assets or liabilities.
     For a description of significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	June 30,	March 31,
	2008	2008
Raw materials	$5,378	$4,753
Work in process	2,628	2,416
Finished goods	5,392	4,124

	$13,398	$11,293

     Accrued liabilities consist of the following:

	June 30,	March 31,
	2008	2008
Estimated warranties	$6,681	$6,619
Customer deposits	2,078	1,989
Salaries, wages and benefits	1,998	2,568
Accrued volume rebates	1,784	1,588
Accrued insurance	1,250	1,401
Reserve for repurchase commitments	816	950
Other	2,722	2,890

	$17,329	$18,005

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

	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$6,619	$6,590
Charged to costs and expenses	1,823	2,098
Deductions	(1,761)	(1,860)

Balance at end of period	$6,681	$6,828

4. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 — 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $23,707 at June 30, 2008, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $816 at June 30, 2008 related to these commitments.
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

5. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 569,001 shares were still available for grant at June 30, 2008. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
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

	Three Months Ended
	June 30,
	2008	2007
Net income	$853	$1,735

Weighted average shares outstanding:
Basic	6,460,992	6,400,536
Common stock equivalents — treasury stock method	235,166	255,924

Diluted	6,696,158	6,656,460

Net income per share:
Basic	$0.13	$0.27

Diluted	$0.13	$0.26

     Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007 were 1,565 and 1,823, respectively.
7. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $492 at June 30, 2008. There were no operating losses for the three months ended June 30, 2008 or 2007 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $864 and $855 for the three month periods ended June 30, 2008 and 2007, respectively.

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

	Three Months Ended
	June 30,
	2008	2007
Net sales
Manufacturing	$34,083	$36,238
Retail	2,516	2,610
Less: Intercompany	(1,090)	(1,482)

Total consolidated net sales	$35,509	$37,366

Income from operations
Manufacturing	$2,192	$2,976
Retail	(57)	(14)
Intercompany profit in inventory	(10)	78
General corporate charges	(1,038)	(1,174)

Total consolidated income from operations	$1,087	$1,866

	As of
	June 30,	March 31,
	2008	2008
Total assets
Manufacturing	$100,046	$99,995
Retail	4,912	3,550
Corporate	77,306	77,705

Total consolidated assets	$182,264	$181,250

Total Corporate assets are comprised primarily of cash and cash equivalents, and deferred taxes.

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
Overview
     We are the largest producer of manufactured homes in Arizona and the 9th largest producer of HUD code manufactured homes in the United States, based on 2007 total home production data published by Manufactured Home Merchandiser magazine. The Company is also a leading producer of park model homes and vacation cabins in the United States.
     Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of retailers located primarily in the southwestern United States. As of June 30, 2008, the Company operated three homebuilding facilities located in Arizona and one in Texas. The retail segment of the Company operated seven retail sales locations in Arizona, New Mexico and Texas which offer homes produced by the Company and other manufacturers to retail customers. Management has plans to close certain of these retail locations.
Industry and Company Outlook
     The manufactured housing industry continues to operate at historically low production and shipment levels. The availability of consumer financing for the retail purchase of manufactured homes and inventory financing for the wholesale distribution chain need to be increased before marked emergence from the current lows can occur. Progress has also been impeded by several general economic challenges including turmoil in the mortgage loan markets, overall housing sector weakness, and lower consumer confidence levels.
     Since the second quarter of fiscal year 2007, the Company’s incoming order rates have dramatically slowed, creating lower financial results and negative year-over-year financial statement comparisons. The Company operated with a minimal backlog throughout fiscal year 2008 and the backlog of orders remained low at $3 million as of June 30, 2008.
     While we have been successful in maintaining market share in our core region, the market itself is depressed. The Manufactured Housing Institute recently reported that national floor shipments for the first five months of calendar year 2008 were down 9% for the industry as a whole. However, aided by the ramp up of our Texas factory, Cavco’s comparative change was a decrease of 1.8%. Isolating these same statistics to both Arizona and California, the Company’s key markets, industry-wide floor shipments were down 38.5% through May 2008, while Cavco’s shipments were down 29.9%.
     Weakness in the site-built housing market has had a significant negative influence on our industry. Inventories of new and existing homes for sale have experienced substantial increases from a variety of causes, including overbuilding, reduced mortgage loan availability and lender repossessions. The excess site-built home inventory has had an adverse impact on the contingency contract process, wherein potential homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizable incentives to homebuyers, creating added competition for the factory-built housing industry.
     Furthermore, the turmoil and contraction evident in the site-built home mortgage markets has carried over to some degree into the manufactured home lending market. This is evidenced by the increased credit standards and extended lead times required for prospective homeowners to both qualify for and to close their manufactured home loans. Ultimately, the return to more responsible home loan underwriting standards could benefit our industry if it has the effect of shifting homebuyers to the generally more affordable manufactured housing market. However, as of June 30, 2008, we have experienced no discernable benefit from any changes that may have occurred in underwriting standards.

     Our distribution base continues to face challenges. Most retailers are keeping their inventory levels and overhead expenses low in order to manage their businesses effectively in a difficult market environment. Some independent retailers have departed from the industry. However, we have made efforts to expand our distribution base in all of our markets with modest success, while continuing to monitor our independent retailers proactively in an effort to help them negotiate the challenges they face.
     As we have experienced a downturn in incoming order rates, we have aggressively managed our production levels and intensified our efforts to identify niche market opportunities. Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that compliment home styles in the areas in which they are to be located.
     Although times are difficult, we remain optimistic about our long term prospects because we believe that we are located in attractive geographic markets, we have an excellent and broad line of products and we maintain a conservative cost structure which enables us to build great value into our homes. The Company has worked diligently throughout this period to maintain profitability and maintain a debt-free balance sheet with liquidity and positive retained earnings.
     On January 16, 2008, we announced a stock repurchase program. A total of $10 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases were made under this program during the first quarter of fiscal year 2009.
Regulatory Developments
     The American Housing Rescue and Foreclosure Prevention Act (the “Act”) was recently enacted to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the Act provides for increased loan limits for Title 1 (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. Title 1 loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners. In addition, a $7,500 tax credit is provided for a limited period to homebuyers who have not owned a home in the previous 3 years, and is subject to other conditions. These and other changes included in the new law may provide some stimulus going forward, however, given consumer concern about the state of the economy, we are cautious in developing expectations of any positive results from the new legislation.
Results of Operations — (Dollars in thousands, except average sales price amounts)
Three months ended June 30, 2008 compared to 2007
     Net Sales. Total net sales decreased 5.0% to $35,509 for the three months ended June 30, 2008 compared to $37,366 for the comparable quarter last year.
     Manufacturing net sales decreased 5.9% to $34,083 for the three months ended June 30, 2008 from $36,238 for the same period last year. The decrease in net sales during the current quarter was driven by a 2.3% decrease in the average selling price per floor, which was $26,441 versus $27,063 for last year’s first quarter, combined with fewer floors shipped, down 50 floors or 3.7% to 1,289 floors for the quarter ending June 30, 2008 compared to 1,339 floors during the same quarter last year. Order rates were flat, resulting in total homes sold of 855 wholesale shipments in the first quarter of fiscal 2009 versus 856 in the same period last year.
     Retail net sales decreased $94 to $2,516 for the three months ended June 30, 2008 from $2,610 for the same quarter last year.

     Net Income. Net income decreased 50.8% to $853 for the three months ended June 30, 2008 compared to $1,735 for the comparable quarter last year.
     Gross Profit. Gross profit as a percent of sales decreased to 11.8% for the three months ended June 30, 2008 from 14.6% for the same period last year. In addition to lower production volume and a less favorable product mix, the gross profit percentage has been reduced by higher raw material and transportation costs, not all of which we have been able to pass through with higher selling prices.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13.2% or $473, to $3,101, or 8.7% of net sales, for the three months ended June 30, 2008 versus $3,574, or 9.6% of net sales, for the same period last year. The decrease was primarily from reduced incentive compensation resulting from the impact of lower earnings.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents held at various times throughout the period. For a portion of the Company’s short-term investments in the prior year, interest income was earned on a tax-free basis. Our interest income decreased 56.2% to $294 for the three months ended June 30, 2008 as compared to $671 during the prior year period. The decrease resulted mainly from lower interest rates and the Company’s conservative investment approach with regard to cash and cash equivalents.
     Income Taxes. The effective income tax rate was approximately 38% and 32% for the three month periods ended June 30, 2008 and 2007, respectively. The higher income tax rate reflects the effects of no tax-free interest income in fiscal year 2009, as noted above, as well as the loss of certain state income tax credits and deductions provided in the American Jobs Creation Act.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).
Liquidity and Capital Resources
     We believe that cash and cash equivalents on hand at June 30, 2008, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Operating activities required the use of $130 of cash during the three months ended June 30, 2008 as compared to providing $4,149 during the same period last year. Cash used by operating activities for the current period was mainly the result of an increase in inventory balances and a reduction in the Company’s accrued salaries, wages and benefits, offset in part by operating income before non-cash charges and lower trade receivables. Cash generated by operating activities during the three months ended June 30, 2007 was primarily derived from operating income before non-cash charges and higher accrued liabilities largely due to increased wholesale and Texas retail customer deposits, partially offset by higher receivable balances based on moderately increased wholesale sales volume.
     Investing activities required the use of $75 of cash during the three months ended June 30, 2008 compared to the use of $3,776 of cash during the same period last year. For the three months ended June 30, 2008, cash was used for modest Texas plant expansion costs and normal recurring capital expenditures in all of our factories. During the three months ended June 30, 2007, cash was primarily used to make net purchases of $3,500 of short-term investments as well as modest plant expansion and normal recurring capital expenditures.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, Effective Date of FASB Statement No. 157 that delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities only, which had no effect on our consolidated financial position, results of operations and cash flows. Management is currently evaluating the impact, if any, SFAS 157 will have upon adoption for non-financial assets and liabilities on our results of operations and consolidated financial position.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, (“SFAS 159”) which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on April 1, 2008 but did not elect the fair value option for any of its assets or liabilities.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which will significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Management is currently evaluating the impact, if any, SFAS 141R and SFAS 160 will have on its consolidated financial position, results of operations and cash flows.
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
Forward-looking Statements
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Our operating results could be affected by geographic concentration and declining housing demand;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	Tightened credit standards and curtailed lending activity may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our company; and

•	Volatility of stock price.
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
     Our operations are interest rate sensitive. As overall manufactured housing demand can be adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of buyers to secure financing. Higher interest rates could unfavorably impact our revenues, gross margins and net earnings. Our business is also sensitive to the effects of inflation, particularly with respect to raw material and transportation costs. We may not be able to offset inflation through increased selling prices.
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
(b) Changes In Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2008, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Item 4. Submission of Matters to a Vote of Security Holders
     On July 9, 2008, the Company held its 2008 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected Joseph H. Stegmayer and William C. Boor to serve as members of the Board of Directors for a three-year term. The terms of Steven G. Bunger and Jack Hanna will expire in 2009. The term of Jacqueline Dout will expire in 2010.
     There were present at the Annual Meeting, in person or by proxy, stockholders of the Company who were holders of record on May 16, 2008 of 6,020,916 shares of common stock or 93.09% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 6,468,000 shares entitled to vote in such election, the votes cast were as follows:

Election of Directors:	Votes For	Votes Withheld
Joseph H. Stegmayer	4,555,446	1,465,470
William C. Boor	6,013,573	7,343
     At the same meeting, a proposal for the ratification of the selection of Ernst & Young LLP as independent auditor of the Company was submitted to the stockholders, and the votes cast were as follows:

Votes For	Votes Against	Abstentions	Nonvotes
6,011,602	4,157	6,342	445,899
Item 6. Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

August 6, 2008	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer – Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

August 6, 2008	/s/ Daniel L. Urness

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