Form 10-Q
period 2008-09-30
CAVCO INDUSTRIES INC
filed 2008-11-06
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of November 5, 2008, there were 6,496,460 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75,701	$73,610
Restricted cash	151	330
Accounts receivable	7,812	10,093
Inventories	12,489	11,293
Prepaid expenses and other current assets	1,761	1,839
Deferred income taxes	3,778	4,033

Total current assets	101,692	101,198

Property, plant and equipment, at cost:
Land	6,580	6,050
Buildings and improvements	7,379	7,290
Machinery and equipment	8,114	7,979

	22,073	21,319
Accumulated depreciation	(8,991)	(8,613)

	13,082	12,706

Goodwill	67,346	67,346

Total assets	$182,120	$181,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,834	$2,147
Accrued liabilities	16,227	18,005

Total current liabilities	18,061	20,152

Deferred income taxes	15,642	14,747

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,496,460 and 6,452,415 shares, respectively	65	65
Additional paid-in capital	125,509	124,814
Retained earnings	22,843	21,472

Total stockholders’ equity	148,417	146,351

Total liabilities and stockholders’ equity	$182,120	$181,250

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$30,030	$38,435	$65,539	$75,801
Cost of sales	26,329	32,887	57,650	64,813

Gross profit	3,701	5,548	7,889	10,988
Selling, general and administrative expenses	3,145	3,555	6,246	7,129

Income from operations	556	1,993	1,643	3,859
Interest income	285	718	579	1,389

Income before income taxes	841	2,711	2,222	5,248
Income tax expense	323	802	851	1,604

Net income	$518	$1,909	$1,371	$3,644

Net income per share:
Basic	$0.08	$0.30	$0.21	$0.57

Diluted	$0.08	$0.29	$0.20	$0.55

Weighted average shares outstanding:
Basic	6,484,362	6,423,387	6,472,677	6,411,961

Diluted	6,705,005	6,660,242	6,695,902	6,656,135

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,371	$3,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425	387
Deferred income taxes	1,150	954
Share-based compensation expense	143	219
Tax benefits from option exercises	(31)	374
Incremental tax benefits from option exercises	—	(313)
Gain on sale of property, plant and equipment	(4)	—
Changes in operating assets and liabilities:
Restricted cash	179	16
Accounts receivable	2,281	(534)
Inventories	(1,196)	1,775
Prepaid expenses and other current assets	78	399
Accounts payable and accrued liabilities	(2,091)	128

Net cash provided by operating activities	2,305	7,049

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(817)	(501)
Proceeds from sale of property, plant and equipment	20	—
Purchases of short-term investments	—	(215,375)
Proceeds from sale of short-term investments	—	201,600

Net cash used in investing activities	(797)	(14,276)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	583	578
Incremental tax benefits from option exercises	—	313

Net cash provided by financing activities	583	891

Net increase (decrease) in cash and cash equivalents	2,091	(6,336)
Cash and cash equivalents at beginning of period	73,610	12,976

Cash and cash equivalents at end of period	$75,701	$6,640

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$25	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2008
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
     The Company’s deferred tax assets primarily result from financial statement accruals and its deferred tax liabilities primarily result from tax amortization of goodwill.
     The Company complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the provisions of FIN 48, the Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
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
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the term “fair value” is intended to mean a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets in determining fair value. SFAS 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, Effective Date of FASB Statement No. 157 that delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities only, which had no effect on our consolidated financial position, results of operations or cash flows. Management is currently evaluating the impact, if any, SFAS 157 will have upon adoption for non-financial assets and liabilities on our results of operations and consolidated financial position.
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
     Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements (see Note 4). Manufacturing sales are reduced by a provision for estimated repurchase obligations based upon past experience and market conditions. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	September 30,	March 31,
	2008	2008
Raw materials	$5,517	$4,753
Work in process	2,678	2,416
Finished goods	4,294	4,124

	$12,489	$11,293

     Accrued liabilities consist of the following:

	September 30,	March 31,
	2008	2008
Estimated warranties	$6,524	$6,619
Salaries, wages and benefits	1,899	2,568
Accrued volume rebates	1,496	1,588
Accrued insurance	1,234	1,401
Customer deposits	1,007	1,989
Reserve for repurchase commitments	797	950
Other	3,270	2,890

	$16,227	$18,005

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,681	$6,828	$6,619	$6,590

Charged to costs and expenses	1,524	2,000	3,347	4,098
Deductions	(1,681)	(1,904)	(3,442)	(3,764)

Balance at end of period	$6,524	$6,924	$6,524	$6,924

4. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $23,342 at September 30, 2008, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $797 at September 30, 2008 related to these commitments.
     Letter of Credit — The Company maintains an $870 outstanding letter of credit with J.P. Morgan Chase Bank N.A. for any remaining claims under a self funded workers’ compensation program which concluded on September 30, 2006.
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
5. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 544,001 shares were still available for grant at September 30, 2008. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

     The following table summarizes the option activity within the Company’s stock-based compensation plans for the six months ended September 30, 2008:

Number
of Shares
Outstanding at March 31, 2008	624,580
Granted	27,500
Exercised	(54,993)
Canceled or forfeited	—

Outstanding at September 30, 2008	597,087

Exercisable at September 30, 2008	556,837

     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended September 30, 2008 is as follows:

Number
of Shares
Nonvested at March 31, 2008	1,524
Granted	—
Vested	(342)
Forfeited	—

Nonvested at September 30, 2008	1,182

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$518	$1,909	$1,371	$3,644

Weighted average shares outstanding:
Basic	6,484,362	6,423,387	6,472,677	6,411,961
Common stock equivalents — treasury stock method	220,643	236,855	223,225	244,174

Diluted	6,705,005	6,660,242	6,695,902	6,656,135

Net income per share:
Basic	$0.08	$0.30	$0.21	$0.57

Diluted	$0.08	$0.29	$0.20	$0.55

     Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended September 30, 2008 and 2007 were 4,401 and 3,633, respectively. There were 3,403 and 1,899 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended September 30, 2008 and 2007, respectively.

7. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $79 at September 30, 2008. There were no operating losses for the three and six months ended September 30, 2008 or 2007 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $744 and $1,048 for the three month periods ended September 30, 2008 and 2007, respectively, and $1,608 and $1,903 for the six month periods ended September 30, 2008 and 2007, respectively.
8. Business Segment Information
     The Company operates in two business segments — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the southwestern United States to a network of distributors and Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the Form 10-K. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Substantially all depreciation and capital expenditures are related to the Manufacturing segment. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales
Manufacturing	$29,888	$35,130	$63,971	$71,368
Retail	1,808	4,414	4,324	7,024
Less intercompany	(1,666)	(1,109)	(2,756)	(2,591)

Total consolidated net sales	$30,030	$38,435	$65,539	$75,801

Income (loss) from operations
Manufacturing	$1,569	$2,924	$3,761	$5,900
Retail	(5)	120	(62)	106
Intercompany profit in inventory	76	93	66	171
General corporate charges	(1,084)	(1,144)	(2,122)	(2,318)

Total consolidated income from operations	$556	$1,993	$1,643	$3,859

	As of
	September 30,	March 31,
	2008	2008
Total assets
Manufacturing	$99,009	$99,995
Retail	3,559	3,550
Corporate	79,552	77,705

Total consolidated assets	$182,120	$181,250

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
     Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of retailers located primarily in the southwestern United States. As of September 30, 2008, the Company operated three homebuilding facilities located in Arizona and one in Texas. The retail segment of the Company operated six retail sales locations in Arizona, New Mexico and Texas which offer homes produced by the Company and other manufacturers to retail customers. Management has plans to close certain of these retail locations.
Industry and Company Outlook
     The manufactured housing industry continues to operate at increasingly low production and shipment levels. The availability of consumer financing for the retail purchase of manufactured homes and inventory financing for the wholesale distribution chain needs to be increased before marked emergence from the current lows can occur. Progress has also been impeded by several general economic challenges, including turmoil in the mortgage loan markets, overall housing sector weakness, and lower consumer confidence levels.
     Since the second quarter of fiscal year 2007, the Company’s incoming order rates have dramatically slowed, creating lower financial results and negative year-over-year financial statement comparisons. The Company operated with a minimal backlog throughout fiscal year 2008 and the backlog of orders remained low at $1.6 million as of September 30, 2008.
     While we have been successful in maintaining market share in our core region, the market itself is depressed. The Manufactured Housing Institute recently reported that national home shipments for the first eight months of calendar year 2008 were down 10% for the industry as a whole. However, aided by the increased production of our Texas factory, Cavco’s comparative change was an increase of less than one percent. Isolating these same statistics to both Arizona and California, the Company’s key markets, industry-wide home shipments were down 36.9% through August 2008, while Cavco’s shipments were down 32.4%.
     Weakness in the site-built housing market has had a significant negative influence on our industry. Inventories of new and existing homes for sale have substantially increased for a variety of reasons, including overbuilding, reduced mortgage loan availability and lender repossessions. The excess site-built home inventory has had an adverse impact on the contingency contract process, wherein potential homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizable incentives to homebuyers, creating added competition for the factory-built housing industry.
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

However, as of September 30, 2008, we have experienced no discernable benefit from any changes that may have occurred in site-constructed home underwriting standards.
     Our distribution base continues to face challenges. Among them, wholesale floor-plan interest rates are on the rise. Most retailers are striving to keep their inventory levels and overhead expenses low in order to manage their businesses effectively in a difficult market environment. Some independent retailers have departed from the industry, and more may follow suit. However, we have made efforts to expand our distribution base in all of our markets with modest success, while continuing to monitor our independent retailers proactively in an effort to help them address the challenges they face.
     The continued deterioration in housing and the accelerated decline in the financial markets adversely impacted demand for the Company’s products. As we have experienced a downturn in incoming order rates, we have aggressively managed our production levels and intensified our efforts to identify niche market opportunities. Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are to be located.
     Although times are difficult, we remain optimistic about our long-term prospects because we believe that we are located in attractive geographic markets, we have an excellent and broad line of products and we maintain a conservative cost structure which enables us to build great value into our homes. The Company has worked diligently throughout this period to maintain profitability and a strong financial position. Our debt-free balance sheet and strong cash position should help us avoid the liquidity problems faced by many other companies.
     On January 16, 2008, we announced a stock repurchase program. A total of $10 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program.
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
Results of Operations — (Dollars in thousands, except average sales price amounts)
Three and six months ended September 30, 2008 compared to 2007
     Net Sales. Total net sales decreased 21.9% to $30,030 for the three months ended September 30, 2008 compared to $38,435 for the comparable quarter last year. For the six months ended September 30, 2008, net sales decreased 13.5% to $65,539 compared to $75,801 for the same period last year.
     Manufacturing net sales decreased 14.9% to $29,888 for the three months ended September 30, 2008 from $35,130 for the same period last year and decreased 10.4% to $63,971 for the six month period ended September 30, 2008 from $71,368 for the same period last year. The decrease in net sales during the current quarter was driven by a 4.1% decrease in the average selling price per floor, which was $25,589 versus $26,674 for last year’s second quarter, combined with fewer floors shipped, down 149 floors or 11.3% to 1,168 floors for the quarter ending September 30, 2008 compared to 1,317 floors during the same quarter last year. Order rates decreased by

72 units or 8.7%, resulting in 751 total homes sold in the second quarter of fiscal 2009 versus 823 in the same period last year.
     Retail net sales decreased $2,606 to $1,808 for the three months ended September 30, 2008 from $4,414 for the same quarter last year and decreased $2,700 to $4,324 for the six months ended September 30, 2008 compared to $7,024 last year.
     Net Income. Net income decreased 72.9% to $518 for the three months ended September 30, 2008 compared to $1,909 for the comparable quarter last year. For the six months ended September 30, 2008, net income decreased 62.4% to $1,371 compared to $3,644 for the same period last year.
     Gross Profit. Gross profit as a percent of sales decreased to 12.3% for the three months ended September 30, 2008 from 14.4% for the same period last year and decreased to 12.0% for the six months ended September 30, 2008 from 14.5% last year. In addition to lower production volume and a less favorable product mix, the gross profit percentage has been reduced by higher raw material and transportation costs, not all of which we have been able to pass through with higher selling prices.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.5% or $410, to $3,145, or 10.5% of net sales, for the three months ended September 30, 2008 versus $3,555, or 9.2% of net sales, for the same period last year. For the six month period ended September 30, 2008, selling, general and administrative expenses decreased 12.4% or $883 to $6,246 from $7,129 last year. The decrease was primarily from reduced incentive compensation resulting from the impact of lower earnings.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents held at various times throughout the period. For a portion of the Company’s short-term investments in the prior year, interest income was earned on a tax-free basis. Our interest income decreased 60.3% to $285 for the three months ended September 30, 2008 as compared to $718 during the prior year period. For the six month period ended September 30, 2008, interest income decreased 58.3% to $579 from $1,389 last year. The decrease resulted mainly from lower interest rates from the Company’s investment in U.S. Treasuries.
     Income Taxes. The effective income tax rate was approximately 38% and 30% for the three month periods ended September 30, 2008 and 2007, respectively. For the six month periods ended September 30, 2008 and 2007, the effective income tax rate was approximately 38% and 31%, respectively. The higher income tax rate reflects the effects of no tax-free interest income in fiscal year 2009, as noted above, as well as the loss of certain state income tax credits and deductions utilized in earlier periods as a result of the American Jobs Creation Act of 2004.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).
Liquidity and Capital Resources
     We believe that cash and cash equivalents on hand at September 30, 2008, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Operating activities provided $2,305 of cash during the six months ended September 30, 2008 as compared to providing $7,049 during the same period last year. Cash provided by operating activities for the current period was mainly the result of operating income before non-cash charges and lower trade receivables, offset in part by an increase in the Company’s inventory balances and a decrease in customer deposits and accrued salaries, wages and benefits. Cash generated by operating activities during the six months ended September 30, 2007 was primarily derived from operating income before non-cash charges and lower inventory balances.
     Investing activities required the use of $797 of cash during the six months ended September 30, 2008 compared to the use of $14,276 of cash during the same period last year. For the six months ended September 30, 2008, cash was used for the purchase of our previously leased retail lot located in Albuquerque, New Mexico, and normal recurring capital expenditures in all of our factories. During the six months ended September 30, 2007, cash was primarily used to make net purchases of $13,775 of short-term investments as well as modest Texas plant expansion and normal recurring capital expenditures.
     Financing activities provided $583 and $891 in cash during the six months ended September 30, 2008 and 2007, respectively, resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
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

Forward-looking Statements
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Our operating results could be affected by geographic concentration and declining housing demand;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	Tightened credit standards and curtailed lending activity may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages, the pricing and availability of raw materials and changes in fuel and transportation costs;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our company; and

•	Volatility of stock price.
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
Our operations are interest rate sensitive. As overall manufactured housing demand can be adversely affected by increases in interest rates, a significant increase in wholesale or mortgage interest rates may negatively affect the ability of retailers and home buyers to secure financing. Higher interest rates could unfavorably impact our revenues, gross margins and net earnings. Our business is also sensitive to the effects of inflation, particularly with respect to raw material and transportation costs. We may not be able to offset inflation through increased selling prices.
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
(b) Changes In Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2008, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc. Registrant

November 6, 2008	/s/ Joseph H. Stegmayer Joseph H. Stegmayer — Chairman,
President and
Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	/s/ Daniel L. Urness Daniel L. Urness
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