Form 10-Q
period 2008-12-31
CAVCO INDUSTRIES INC
filed 2009-02-06
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of February 5, 2009, there were 6,506,843 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,141	$73,610
Restricted cash	91	330
Accounts receivable	7,696	10,093
Inventories	10,659	11,293
Prepaid expenses and other current assets	3,463	1,839
Deferred income taxes	3,570	4,033

Total current assets	99,620	101,198

Property, plant and equipment, at cost:
Land	6,580	6,050
Buildings and improvements	7,354	7,290
Machinery and equipment	8,215	7,979

	22,149	21,319
Accumulated depreciation	(9,172)	(8,613)

	12,977	12,706

Goodwill	67,346	67,346

Total assets	$179,943	$181,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$305	$2,147
Accrued liabilities	14,737	18,005

Total current liabilities	15,042	20,152

Deferred income taxes	15,815	14,747

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,506,843 and 6,452,415 shares, respectively	65	65
Additional paid-in capital	126,068	124,814
Retained earnings	22,953	21,472

Total stockholders’ equity	149,086	146,351

Total liabilities and stockholders’ equity	$179,943	$181,250

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$25,093	$31,909	$90,632	$107,710
Cost of sales	22,440	27,321	80,090	92,134

Gross profit	2,653	4,588	10,542	15,576
Selling, general and administrative expenses	2,859	3,323	9,105	10,452

(Loss) income from operations	(206)	1,265	1,437	5,124
Interest income	151	683	730	2,072

(Loss) income before income taxes	(55)	1,948	2,167	7,196
Income tax benefit (expense)	165	(583)	(686)	(2,187)

Net income	$110	$1,365	$1,481	$5,009

Net income per share:
Basic	$0.02	$0.21	$0.23	$0.78

Diluted	$0.02	$0.20	$0.22	$0.75

Weighted average shares outstanding:
Basic	6,499,362	6,433,419	6,481,572	6,419,189

Diluted	6,693,418	6,677,167	6,695,654	6,664,458

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,481	$5,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	623	585
Deferred income taxes	1,531	1,500
Share-based compensation expense	156	323
Tax benefits from option exercises	329	578
Incremental tax benefits from option exercises	(277)	(470)
Gain on sale of property, plant and equipment	(5)	—
Changes in operating assets and liabilities:
Restricted cash	239	109
Accounts receivable	2,397	(790)
Inventories	634	115
Prepaid expenses and other current assets	(1,624)	(40)
Accounts payable and accrued liabilities	(5,110)	(1,843)

Net cash provided by operating activities	374	5,076

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(910)	(615)
Proceeds from sale of property, plant and equipment	21	—
Purchases of short-term investments	—	(314,700)
Proceeds from sale of short-term investments	—	365,600

Net cash (used in) provided by investing activities	(889)	50,285

FINANCING ACTIVITIES
Proceeds from exercise of stock options	769	784
Incremental tax benefits from option exercises	277	470

Net cash provided by financing activities	1,046	1,254

Net increase in cash and cash equivalents	531	56,615
Cash and cash equivalents at beginning of period	73,610	12,976

Cash and cash equivalents at end of period	$74,141	$69,591

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$45	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2008
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
     The income tax benefit recognized during the three months ended December 31, 2008 is the result of a current quarter adjustment for excess tax expense in prior quarters, and the true-up to our fiscal year 2008 tax return filed on December 12, 2008. Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In June 2008, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended March 31, 2007. In November 2008, the Company received a letter from the IRS stating that after further review of the Company’s fiscal year 2007 tax returns, the IRS will not continue its examination at this time. The Company is no longer subject to examination by the IRS for years before fiscal year 2006. The Company is under audit by the Arizona Department of Revenue for the fiscal years ended March 31, 2004 through March 31, 2006. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2004. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
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
     Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements. Manufacturing sales are reduced by a provision for estimated repurchase obligations (see Note 4). Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	December 31,	March 31,
	2008	2008
Raw materials	$5,148	$4,753
Work in process	1,760	2,416
Finished goods	3,751	4,124

	$10,659	$11,293

     Accrued liabilities consist of the following:

	December 31,	March 31,
	2008	2008
Estimated warranties	$6,244	$6,619
Accrued volume rebates	1,658	1,588
Accrued insurance	1,454	1,401
Salaries, wages and benefits	1,142	2,568
Reserve for repurchase commitments	792	950
Customer deposits	632	1,989
Other	2,815	2,890

	$14,737	$18,005

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at beginning of period	$6,524	$6,924	$6,619	$6,590

Charged to costs and expenses	1,164	1,628	4,511	5,726
Deductions	(1,444)	(1,733)	(4,886)	(5,497)

Balance at end of period	$6,244	$6,819	$6,244	$6,819

4. Contingencies
     Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $21,084 at December 31, 2008, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $792 at December 31, 2008 related to these commitments.
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
5. Stock-Based Compensation
     The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 542,126 shares were still available for grant at December 31, 2008. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

     The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 31, 2008:

Number
of Shares
Outstanding at March 31, 2008	624,580
Granted	37,500
Exercised	(65,376)
Canceled or forfeited	(8,125)

Outstanding at December 31, 2008	588,579

Exercisable at December 31, 2008	546,454

     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended December 31, 2008 is as follows:

Number
of Shares
Nonvested at March 31, 2008	1,524
Granted	—
Vested	(342)
Forfeited	—

Nonvested at December 31, 2008	1,182

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$110	$1,365	$1,481	$5,009

Weighted average shares outstanding:
Basic	6,499,362	6,433,419	6,481,572	6,419,189
Common stock equivalents - treasury stock method	194,056	243,748	214,082	245,269

Diluted	6,693,418	6,677,167	6,695,654	6,664,458

Net income per share:
Basic	$0.02	$0.21	$0.23	$0.78

Diluted	$0.02	$0.20	$0.22	$0.75

     Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 31, 2008 and 2007 were 13,424 and 3,148, respectively. There were 4,768 and 1,640 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended December 31, 2008 and 2007, respectively.

7. Discontinued Operations
     The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $321 at December 31, 2008. There were no operating losses for the three and nine months ended December 31, 2008 or 2007 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $9 and $657 for the three month periods ended December 31, 2008 and 2007, respectively, and $1,617 and $2,560 for the nine month periods ended December 31, 2008 and 2007, respectively.
8. Business Segment Information
     The Company operates in two business segments — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the Southwestern and South Central United States to a network of distributors and Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the Form 10-K. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Substantially all depreciation and capital expenditures are related to the Manufacturing segment. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales
Manufacturing	$23,988	$30,054	$87,959	$101,422
Retail	2,448	3,077	6,772	10,101
Less intercompany	(1,343)	(1,222)	(4,099)	(3,813)

Total consolidated net sales	$25,093	$31,909	$90,632	$107,710

(Loss) income from operations
Manufacturing	$865	$2,083	$4,626	$7,983
Retail	22	112	(40)	218
Intercompany profit in inventory	(111)	95	(45)	266
General corporate charges	(982)	(1,025)	(3,104)	(3,343)

Total consolidated (loss) income from operations	$(206)	$1,265	$1,437	$5,124

	As of
	December 31,	March 31,
	2008	2008
Total assets
Manufacturing	$98,922	$99,995
Retail	3,226	3,550
Corporate	77,795	77,705

Total consolidated assets	$179,943	$181,250

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
     Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of retailers located primarily in the southwestern United States. As of December 31, 2008, the Company operated three homebuilding facilities located in Arizona and one in Texas. The retail segment of the Company operated six retail sales locations in Arizona, New Mexico and Texas which offer homes produced by the Company and other manufacturers to retail customers. Management has plans to close certain of these retail locations.
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
     Since the second quarter of fiscal year 2007, the Company’s incoming order rates have dramatically slowed, creating lower financial results and negative year to year financial statement comparisons. The Company operated with a minimal backlog throughout fiscal year 2008 and the backlog of orders was negligible as of December 31, 2008.
     Faced with illiquid capital markets, each of the manufactured housing sector’s primary inventory finance lenders initiated radical changes, including one company’s announcement to cease their lending activities entirely. The continued participation of the others is undergoing modification with one financier now requiring that home manufacturers provide a significant portion of the funds it lends to finance retail inventories of that manufacturer’s products. While some manufacturers are unable or have elected not to participate in this lender’s program, Cavco’s financial capabilities will enable us to engage in this and other special inventory financing programs for retailers. While the funds we expect to commit to inventory lending beginning in the fourth quarter will represent a relatively modest portion of our available cash, we anticipate that our involvement in this area will be quite helpful to retailers.
     Most retailers are striving to keep their inventory levels and overhead expenses low in order to manage their businesses effectively in a difficult market environment. Some independent retailers have even departed from the industry, and more may follow. However, we have made efforts to expand our distribution base in all of our markets with modest success, while continuing to monitor our independent retailers proactively in an effort to help them address the challenges they face.
     While we have been successful in improving market share in our core region, the market itself is depressed. The Manufactured Housing Institute recently reported that national home shipments for the first eleven months of calendar year 2008 were down 13.8% for the industry as a whole. However, aided by the increased production of our Texas factory, Cavco’s comparative change was a decrease of 3.4%. Isolating these same statistics to both

Arizona and California, the Company’s key markets, industry-wide home shipments were down 37.7% through November 2008, while Cavco’s shipments were down 31.9%.
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
     Furthermore, the turmoil and contraction evident in the site-built home mortgage markets has carried over to some degree into the manufactured home lending market. This is evidenced by the increased credit standards and extended lead times required for prospective homeowners to both qualify for and to close their manufactured home loans. Ultimately, the return to more responsible home loan underwriting standards could benefit our industry if it has the effect of shifting homebuyers to the generally more affordable manufactured housing market. However, as of December 31, 2008, we have experienced no discernable benefit from any changes that may have occurred in site-constructed home underwriting standards.
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
     Although times are difficult, we remain optimistic about our long-term prospects because we believe that we are located in attractive geographic markets, we have an excellent and broad line of products and we maintain a conservative cost structure which enables us to build great value into our homes. The Company has worked diligently throughout this period to maintain a strong financial position. Our debt-free balance sheet and strong cash position should help us avoid the liquidity problems faced by many other companies.
     On January 16, 2008, we announced a stock repurchase program. A total of $10 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.
Regulatory Developments
     The American Housing Rescue and Foreclosure Prevention Act (the “Act”) was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the Act provides for increased loan limits for Title 1 (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. Title 1 loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners. In addition, a $7,500 tax credit is provided for a limited period to homebuyers who have not owned a home in the previous 3 years, and is subject to other conditions. These and other changes included in the new law as well as other potential regulation that is in process may provide some stimulus going forward. However, given consumer concern about the state of the economy, we are cautious in developing expectations of any positive results from new legislation.

Results of Operations — (Dollars in thousands, except average sales price amounts)
Three and nine months ended December 31, 2008 compared to 2007
     Net Sales. Total net sales decreased 21.4% to $25,093 for the three months ended December 31, 2008 compared to $31,909 for the comparable quarter last year. For the nine months ended December 31, 2008, net sales decreased 15.9% to $90,632 compared to $107,710 for the same period last year.
     Manufacturing net sales decreased 20.2% to $23,988 for the three months ended December 31, 2008 from $30,054 for the same period last year and decreased 13.3% to $87,959 for the nine month period ended December 31, 2008 from $101,422 for the same period last year. The decrease in net sales during the current quarter was driven by a 20.1% decrease in the number of floors sold, down 228 floors to 904 floors for the quarter ending December 31, 2008 compared to 1,132 floors during the same quarter last year. Home sales decreased by 142 units or 19.0%, resulting in 604 total homes sold in the third quarter of fiscal 2009 versus 746 in the same period last year.
     Retail net sales decreased $629 to $2,448 for the three months ended December 31, 2008 from $3,077 for the same quarter last year and decreased $3,329 to $6,772 for the nine months ended December 31, 2008 compared to $10,101 last year.
     Net Income. Net income decreased 91.9% to $110 for the three months ended December 31, 2008 compared to $1,365 for the comparable quarter last year. For the nine months ended December 31, 2008, net income decreased 70.4% to $1,481 compared to $5,009 for the same period last year.
     Gross Profit. Gross profit as a percent of sales decreased to 10.6% for the three months ended December 31, 2008 from 14.4% for the same period last year and decreased to 11.6% for the nine months ended December 31, 2008 from 14.5% last year. The gross profit was affected by lower production efficiency, tied to lower production rates as well as a less favorable product mix.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 14.0% or $464, to $2,859, or 11.4% of net sales, for the three months ended December 31, 2008 versus $3,323, or 10.4% of net sales, for the same period last year. For the nine month period ended December 31, 2008, selling, general and administrative expenses decreased 12.9% or $1,347 to $9,105 from $10,452 last year. The decrease was primarily from reduced incentive compensation resulting from the impact of lower earnings.
     Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents held at various times throughout the period. For a portion of the Company’s short-term investments in the prior year, interest income was earned on a tax-free basis. Our interest income decreased 77.9% to $151 for the three months ended December 31, 2008 as compared to $683 during the prior year period. For the nine month period ended December 31, 2008, interest income decreased 64.8% to $730 from $2,072 last year. The decrease resulted mainly from the Company’s repositioning of investible funds into U.S. Treasury money market funds away from auction rate certificates on municipal bonds during the third quarter of fiscal year 2008.
     Income Taxes. The income tax benefit recognized during the three months ended December 31, 2008 is the result of a current quarter adjustment for excess tax expense in prior quarters, and the true-up to our fiscal year 2008 tax return filed on December 12, 2008. The effective income tax rate was approximately 30% for the three month period ended December 31, 2007. For the nine month periods ended December 31, 2008 and 2007, the effective income tax rate was approximately 32% and 30%, respectively. The higher income tax rate results from not investing in tax-free securities in fiscal year 2009 as well as a reduction in available state income tax credits as compared to earlier periods.
     Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).

Liquidity and Capital Resources
     We believe that cash and cash equivalents on hand at December 31, 2008, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
     Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Operating activities provided $374 of cash during the nine months ended December 31, 2008 as compared to providing $5,076 during the same period last year. Cash provided by operating activities for the current period was mainly the result of operating income before non-cash charges and lower trade receivables, offset in part by an increase in the Company’s prepaid expenses and other current assets and a decrease in trade payables, customer deposits and accrued salaries, wages and benefits. Cash generated by operating activities during the nine months ended December 31, 2007 was primarily derived from operating income before non-cash charges, offset by a reduction in the Company’s accounts payable and accrued liabilities balances.
     Investing activities required the use of $889 of cash during the nine months ended December 31, 2008 compared to $50,285 of cash provided by investing activities during the same period last year. For the nine months ended December 31, 2008, cash was used for the purchase of our previously leased retail lot located in Albuquerque, New Mexico, and normal recurring capital expenditures in all of our factories. During the nine months ended December 31, 2007, cash was provided by net sales of $50,900 of short-term investments as we repositioned our liquid assets primarily into low risk US Treasury money market funds, offset by modest Texas plant expansion and normal recurring capital expenditures.
     Financing activities provided $1,046 and $1,254 in cash during the nine months ended December 31, 2008 and 2007, respectively, resulting from proceeds associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
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
Forward-looking Statements
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Our operating results could be affected by geographic concentration and declining housing demand;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	Tightened credit standards and curtailed lending activity by retail lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages, the pricing and availability of raw materials and changes in fuel and transportation costs;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our company; and

•	Volatility of stock price.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 31, 2008, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
     The risk factors included in our Form 10-K and our Form 10-Q for the quarterly periods ended September 30, 2008 and June 30, 2008 have not materially changed other than as follows:
     (1) With respect to an additional risk factor related to general economic conditions.
Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition.
     Deterioration in global economic conditions and continued turmoil in the credit markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations, and financial condition. Unprecedented turmoil and contraction in the credit markets and the financial services industry have occurred recently, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse affect on the availability of financing to our customers, causing our revenues to decline.
Item 6. Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc. Registrant

February 6, 2009	/s/ Joseph H. Stegmayer Joseph H. Stegmayer
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

February 6, 2009	/s/ Daniel L. Urness Daniel L. Urness
Vice President, Treasurer and
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