Form 10-K
period 2009-03-31
CAVCO INDUSTRIES INC
filed 2009-05-21
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	56-2405642
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1001 North Central Avenue, Suite 800	85004
Phoenix, Arizona	(Zip Code)
(Address of Principal Executive Offices)
602-256-6263
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each Exchange on which registered

Common Stock, par value $0.01	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2008 (based on the closing price on the NASDAQ Stock Market, LLC on September 30, 2008) was $22,583,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 8, 2009, 6,506,843 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Cavco is the largest producer of manufactured homes in Arizona, based on data from Statistical Surveys, Inc., and a leading producer of park model homes and vacation cabins in the United States, having made wholesale shipments of 2,603 manufactured housing units during our fiscal year ended March 31, 2009. We are also the 9th largest producer of HUD code manufactured homes in the United States, based on 2007 total home production data published by Manufactured Home Merchandiser, an industry trade publication. Our business encompasses manufacturing operations and wholesale and retail marketing. The terms “Cavco,” “us,” “we,” “our,” the “Company,” and any other similar terms refer to Cavco Industries, Inc. and its subsidiaries, unless otherwise indicated in this Form 10-K.
Our factory-built homes are produced under various trade names and in a variety of floor plans and price ranges. We produce homes constructed to the building standards promulgated by the U.S. Department of Housing and Urban Development, or HUD, and by the International and Universal Building Codes as well as park model homes and vacation cabins. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are multi-section homes, although we also produce single-section homes. Our park model homes are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for retirement living and are placed in planned communities or recreational home parks. We also produce vacation cabins and commercial structures for a variety of purposes, including offices and showrooms.
We operate three manufacturing plants in the Phoenix, Arizona area and one in Seguin, Texas. Our factories range in size from 79,000 to 250,000 square feet. During May 2009, the Company initiated a plan to move its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Litchfield facility. This move will provide greater capabilities for the production of park models, cabins, and other specialty buildings, create improved overall operational efficiencies at the Litchfield factory, as well as reduce overhead expenses. For additional information, see Note 11 to our Consolidated Financial Statements. We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers.
We sell manufactured homes through both a network of independent retailers and through Company-owned retail outlets. As of March 31, 2009, our products were offered for sale through approximately 322 independent retail outlets in 23 states and Canada. A majority of these independent retail outlets are located in Arizona, California, Texas, New Mexico, Colorado, Utah and Nevada. As of March 31, 2009, we had a total of 6 Company-owned retail outlets, located in Arizona, New Mexico and Texas. We expect to close less than half of our remaining retail outlets during the next 12 months because they have under-performed in recent years. We do not anticipate that retail outlet closures will materially affect the operations of our manufacturing segment as these outlets do not sell a significant amount of products manufactured by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”
Despite a protracted downturn in the manufactured housing industry, we generated income from continuing operations before income taxes of $0.3 million, $9.1 million and $17.4 million for fiscal years 2009, 2008 and 2007, respectively. We believe that our ability to maintain annual profitability from our continuing operations during the current industry downturn is attributable in significant part to efficient production, a high value product line, focused sales efforts, stringent cost control and a strong balance sheet.
Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2008, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 12% of all new single-family housing starts and 15% of all new single-family homes sold.
Industry wholesale shipments of HUD code homes totaled approximately 82,000 homes in 2008 versus 96,000 homes in 2007 according to data reported by the Manufactured Housing Institute (“MHI”).

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
Protracted Industry Downturn. Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. In more recent years, the industry’s downturn was exacerbated by the aggressive financing methods utilized by developers and marketers of standard site-built homes which had the effect of diverting potential manufactured housing customers to more expensive site-built homes, the global credit crisis, and general deterioration of economic conditions. These factors have resulted in declining wholesale shipments and excess manufacturing and retail locations.
As a result of the foregoing factors, based on industry data as of the end of 2008, an estimated 68% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 153 plants over the same period, representing a 47% reduction. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
The principal regional markets we have targeted have also experienced a pronounced downturn. By the end of 2008, the number of manufactured housing units shipped in Arizona had declined approximately 76% from the peak in 1999. Likewise, severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 83% and 76%, respectively, by the end of 2008 from their respective peak levels in 1996 and 1998. More recently, the California manufactured housing market has suffered a significant downturn, as the number of manufactured housing units shipped has decreased 74% at the end of 2008 compared to 2005. U.S. wholesale shipments and retail sales of manufactured homes could continue to experience adverse conditions for the remainder of calendar year 2009 due to some or all of the factors described above. We expect industry sales volumes to be adversely affected until, among other factors, consumer and wholesale financing is more readily available.
Business Strategies
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
Our competitive strategy is to build homes of superior quality, offer innovative designs and floor plans, demonstrate exceptional value, and provide the engineering and technical resources to enable custom home building and to be responsive and efficient in servicing the customer after the sale. We strive to maintain a competitive advantage by reacting quickly to changes in the marketplace and to the specific needs of our retailers and consumers.
Products
Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 62% of the homes we produced in fiscal year 2009 were HUD code homes. The remaining homes we build are primarily park model homes, which are constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce modular homes, vacation cabins and commercial structures built to state and local standards.
We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are ranch-style homes. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet. In fiscal year 2009, we produced and sold 2,603 homes, of which 1,265 were multi-section. Included in single-section production are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.
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

During fiscal year 2009, our average wholesale home price for a HUD code home was approximately $41,000, excluding delivery. Many of the homes we produce are sold in transactions covering both the home and the land on which it is placed. Retail sales prices of our homes, without land, generally range from $22,000 to more than $136,000, depending upon size, floor plan, features and options.
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
Manufacturing Operations
Our homes are constructed in plant facilities using an assembly-line process employing from 130 to 170 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
During fiscal year 2009, we operated three manufacturing facilities in the Phoenix, Arizona area and one in Seguin, Texas. These manufacturing facilities range from approximately 79,000 to 250,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately seven production days. During the fiscal quarter ended March 31, 2009, our rate of production was approximately 14 sections per day.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our Arizona manufacturing facilities serves between 65 to 120 retailers along with a large number of one time vacation cabin purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
The following table sets forth the total number of homes wholesaled from our factories and the number of manufacturing facilities which produced those homes for the fiscal years indicated:

	Year Ended March 31,
	2009	2008	2007

Homes sold:
Single-section	1,338	1,583	1,528
Multi-section	1,265	1,718	2,084

Total homes sold	2,603	3,301	3,612

Operating manufacturing facilities at end of period	4	4	4
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
During fiscal 2009, the Company experienced generally flat pricing for materials purchased for the manufacture of homes. Prices of commodities such as aluminum, copper, and steel rose modestly. In addition materials such as carpets and vinyl products were negatively impacted by fluctuating petroleum costs, which also adversely affects delivery of all raw materials purchased by the Company.

Our backlog of orders as of March 31, 2009 was negligible. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.
Sales and Distribution
The following table sets forth the number of homes sold by us through independent and Company-owned distribution channels during the last three fiscal years, as well as the number of independent retail outlets and Company-owned retail centers at the end of the applicable period. The distribution channels are outlined as follows:

	Year Ended March 31,
	2009	2008	2007

Homes sold through:
Independent retail outlets	2,486	3,143	3,467
Company-owned retail centers	117	158	145

Total homes sold	2,603	3,301	3,612

Number of independent retail outlets at the end of the period	322	364	345

Number of Company-owned retail centers at the end of the period	6	7	7
Independent Retailers. As of March 31, 2009, we had a network of 322 independent retail outlets, of which there were 108 in Arizona, 50 in Texas, 48 in California, 35 in New Mexico, 16 in Colorado, 14 in Utah, 11 in Washington, 9 in Nevada, 8 in Oklahoma, 4 in Idaho, 2 in Canada, Alaska, Maryland, Oregon, and Wisconsin and 1 in each of Illinois, Indiana, Louisiana, Michigan, Minnesota, Montana, Nebraska, Tennessee and Wyoming. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. Factory Direct Housing, Inc. (“FDH”) represents a group of independent retailers that affiliate to obtain improved access to inventory financing. Most FDH retailers existed as entirely independent retailers prior to their affiliation with FDH. FDH accounted for approximately 4.6%, 6.4% and 11.0% of net sales in fiscal years 2009, 2008, and 2007, respectively. No other independent retailer accounted for 10% or more of our manufacturing sales in each of the respective years in the three-year period ended March 31, 2009.
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
Company-Owned Retail Sales Centers. As of March 31, 2009, we had a total of 6 Company-owned retail centers, located in Arizona, New Mexico and Texas. Over the next 12 months, we plan to close certain Company-owned retail centers as these retail outlets have underperformed in recent years. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four salespersons. As of March 31, 2009, Company-owned sales centers had an average inventory of 8 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories and currently have no outstanding debt. Our Company-owned retail centers employ salespersons who are compensated through a combination of salary and commission. Retail centers do not have administrative staff, as we perform most administrative functions at our corporate headquarters.

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
Financing
Wholesale Financing. During fiscal year 2009, approximately 38% of our wholesale sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $18.7 million as of March 31, 2009, without reduction for the resale value of the homes.
As a result of the current credit crisis, during the third quarter of fiscal year 2009, each of the manufactured home national inventory finance companies (floor plan lenders) substantially curtailed their lending activities, and one announced its intention to exit the business. Some of our retailers have arranged or are in process of arranging to replace their floor plan financing with other sources of capital. To further support floor plan availability for our retailers, Cavco has begun to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers.
Consumer Financing. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry:
•	chattel (or home-only) loans for purchasers of a home with no real estate involved; and
•	real estate loans for purchasers of the home and the land on which the home is placed.
During recent years, a number of home-only lenders have exited the market. The remaining lenders have tightened their credit standards and increased their interest rates, which has reduced the volume of new loans. In January 2002, Texas House Bill 1869 was enacted, amending the Texas Manufactured Housing Standards Act, to establish financing and acquisition procedures for retailers and consumers of manufactured homes and to provide for notification to consumers of their responsibilities before purchasing a manufactured home. The bill required, among other things, that all manufactured homes that are acquired with third-party financing in Texas, other than those placed in manufactured home rental communities or on a lot that is not titled in the name of the consumer under a deed or contract for sale, be financed with conventional financing covering both the land and home. While this legislation was subsequently repealed in September 2003, chattel financing in Texas was significantly curtailed and has not recovered.
Beginning in the late 1990s, the number of manufactured housing purchases financed with real estate loans has increased significantly. There are two types of mortgage loans: (i) conforming; and (ii) non-conforming. Conforming loans conform to requirements imposed by the Federal Housing Administration (FHA), Veteran’s Affairs (VA), Freddie Mac, and Fannie Mae. Generally, conforming loans require foundations installed in accordance with specified Federal requirements and the borrower must meet certain established criteria. Non-conforming loans are financed by a major bank or lending institution, which may not require a specific foundation type and may have more flexible criteria for the borrower.
The American Housing Rescue and Foreclosure Prevention Act (the “Act”) was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the Act provides for increased loan limits for chattel (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. Chattel loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners.
The American Recovery and Reinvestment Act of 2009 includes an $8,000 tax credit for a limited period to homebuyers who have not owned a home in the previous 3 years, and is subject to other conditions. In addition to federal programs, California and certain other states have begun to adopt incentives to promote the purchase of new homes in their states. These and other regulatory changes may provide some stimulus going forward; however, given consumer sentiment about the state of the economy, we are cautious in developing expectations of any positive results from the new legislation.

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
In addition to us, there are a number of other manufacturers competing for a significant share of the manufactured housing market in the Arizona, California, New Mexico and Texas areas, including Palm Harbor Homes, Inc., Fleetwood Enterprises, Inc., Clayton Homes, Inc., Champion Enterprises, Inc. and Skyline Corporation. Based on retail sales in calendar year 2008, we believe that our business accounted for an approximate 38% share of the Arizona market area, an approximate 8% share of the California market area, an approximate 8% share of the New Mexico market area, an approximate 5% share of the Texas market area, and smaller shares of market areas in the other states in which we do business. We do not view any of our competitors as being dominant in the industry as a whole or the principal markets in which we compete, although certain of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.
Government Regulation
Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our manufacturing facilities, and the plans and specifications of the HUD code manufactured homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model homes are not subject to HUD regulations, but we believe that our park model homes meet all present standards of the American National Standards Institute.
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
We have leased space for our manufacturing facility in Goodyear, Arizona since 1993. The leased premises is part of what is referred to as the Phoenix-Goodyear Airport (South) Superfund Site (PGAS), which was designated as a National Priorities List, or NPL, site under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act in 1983. The reason for the site’s NPL designation was because of extensive soil and groundwater contamination (trichloroethylene or TCE, chromium and cadmium) that resulted from historic manufacturing at the Goodyear Tire and Rubber Company and the United States Department of Defense.
Pursuant to a consent decree entered into with the United States Environmental Protection Agency (EPA), the Goodyear Tire and Rubber Company, is responsible for taking certain remedial actions at the PGAS site. In September 2005, the EPA completed its five-year review of the PGAS site and reported that the contaminant concentrations in groundwater at the site have been reduced, and treated groundwater from the treatment systems has met cleanup goals throughout that period of operation. Nonetheless, the groundwater still contains contaminant levels above specified cleanup goals as the remediation progresses. The EPA’s five-year review identified several issues regarding the ongoing effectiveness of the remedy and several new issues regarding possible presence of trace metals, vapor intrusion, institutional controls, ecological risks, and migration, all of which the EPA is addressing.

Our lease specifically refers to the consent decree with the EPA and provides that as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the sixteen years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. We do not have any underground storage tanks at our Goodyear, Arizona facility.
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
Employees
As of March 31, 2009, we had approximately 660 employees. We believe that our relationship with our employees is good.
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
We operate in an industry that is currently experiencing a prolonged and significant downturn
Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of manufactured homes securing defaulted loans. In more recent years, the industry’s downturn was exacerbated by the aggressive financing methods utilized by developers and marketers of standard site-built homes which had the effect of diverting potential manufactured housing customers to more expensive site-built homes, the global credit crisis, and general deterioration of economic conditions. These factors have resulted in declining wholesale shipments and excess manufacturing and retail locations.
As a result of the foregoing factors, based on industry data as of the end of 2008, an estimated 68% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 153 plants over the same period, representing a 47% reduction.

The availability of consumer financing for the purchase of manufactured homes continues to be constrained, as discussed below. Although it is difficult to predict future industry conditions, the current market environment tends to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.
If current industry conditions continue or get materially worse, we may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset impairment charges and goodwill impairment charges.
Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market
Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes which has negatively impacted our sales. In addition, most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance Corp., filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. (“Origen”) announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Some of our retailers have utilized Origen to finance consumer loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders such as Triad Financial, US Bank, and CU Factory Built Lending have tightened their loan underwriting standards. If other lenders do not absorb the volume of loans previously made by these lenders, we could experience retail and manufacturing sales declines.
The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. During the past seven years, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry’s wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco’s exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry’s wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. In recent years, the Company’s independent retailers have relied primarily on GE Commercial Distribution Finance, Textron Financial Corporation and 21st Mortgage Corporation, national lending institutions that have specialized in providing wholesale floor plan financing to manufactured housing retailers. As a result of the current credit crisis, during the third quarter of fiscal year 2009, each of these remaining national floor plan lenders substantially curtailed their lending activities, and Textron Financial Corporation announced its intention to exit the business. We are concerned that floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending may affect the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and may also have an adverse effect on the availability of and our access to capital on an ongoing basis.
Our operating results could be affected by geographic concentration and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, land availability and development costs, apartment vacancy levels, and the health of the general economy.  Unfavorable changes in any of the above factors or other issues could have an adverse effect on our sales and earnings. In addition, our sales are largely concentrated in Arizona and California, which have experienced significant declines in industry shipments in calendar years 2006, 2007, 2008 and early 2009.

We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future
Although we generated income from continuing operations during the past eight fiscal years, we have incurred net losses in prior years. Net losses in these years were attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail below. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
A substantial portion of our total assets at March 31, 2009 consisted of goodwill, all of which is attributable to our manufacturing operations. In particular, goodwill accounted for approximately 38% of our total assets at March 31, 2009. Effective in fiscal year 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill. Instead, we review goodwill at least annually to determine whether it has become impaired. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future
The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors including the availability of consumer financing for homebuyers, the availability of wholesale financing for retailers, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites.
As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical downturns in the manufactured housing market.
Our liquidity and ability to raise capital may be limited
We may need to obtain debt or additional equity financing in the future. The type, timing and terms of the financing selected by us will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. There can be no assurance that any of these sources will be available to us at any time or that they will be available on satisfactory terms.
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $18.7 million as of March 31, 2009, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
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

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline
During fiscal year 2009, approximately 96% of our wholesale shipments of manufactured homes were made to independent retail locations. As is common in the industry, independent retailers may sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.
Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets including high employment levels, construction market conditions and government regulation which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes which could have a material adverse effect upon our sales and results of operations.
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
Deterioration in global economic conditions and continued turmoil in the credit markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations, and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred recently, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the Federal government. These factors could have an adverse affect on the availability of financing to our customers, causing our revenues to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease and operate three manufacturing facilities in the Phoenix, Arizona area and one manufacturing plant in Seguin, Texas. During May 2009, the Company initiated a plan to move its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Litchfield facility. This move will provide greater capabilities for the production of park models, cabins, and other specialty buildings, create improved overall operational efficiencies at the Litchfield factory, as well as reduce overhead expenses. Except in the case of the Litchfield plant, we own the land on which these facilities are located. We also own substantially all of the machinery and equipment used at these facilities. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We also own approximately 30 acres of land in Phoenix, Arizona, which is the intended site of a future manufacturing facility. The following table sets forth certain information with respect to our active manufacturing facilities:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Texas plant — Seguin, Texas	2006	Owned	129,000
Litchfield plant — Phoenix, Arizona (1)	1993	Leased	250,000
Durango plant — Phoenix, Arizona	1978	Owned	79,000
Specialty plant — Phoenix, Arizona	1972	Owned	94,000

(1)	This lease expires in February 2013.
Our Company-owned retail centers generally range in size from one acre to five acres. Except for our Albuquerque, NM retail center, all of these locations are leased by us. Over the next 12 months, we plan to close less than one-half of our remaining Company-owned retail centers. The following table sets forth our 6 current Company-owned retail centers by location.

	Owned /	Lease Term
Location	Leased	Expiration
Mesa, AZ (1)	Leased	November 30, 2009
Tucson, AZ (2) (3)	Leased	February 17, 2010
Yuma, AZ (2) (3)	Leased	February 17, 2010
New Braunfels, TX (1) (3)	Leased	September 30, 2009
Porter, TX (1)	Leased	April 30, 2012
Albuquerque, NM	Owned

(1)	The Company has early termination options ranging from 3 to 6 months for these leases.

(2)	The Company has purchase options for these leased properties.

(3)	The Company has options to renew these leases.

We also lease approximately 11,000 square feet of office space in Phoenix, Arizona for our corporate headquarters. Our corporate headquarters lease is scheduled to expire in 2012 but is cancelable with six months notice after August 1, 2009.
ITEM 3. LEGAL PROCEEDINGS
We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability, and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is an alphabetical listing of our executive officers as of May 8, 2009; as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience

Joseph H. Stegmayer	58	Chairman of the Board, Chief Executive Officer and President since March 2001; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President - Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	40	Vice President, Chief Financial Officer, Treasurer since January 2006; Interim Chief Financial Officer from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “CVCO”. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NASDAQ for the Company’s common stock.

	Closing Sales Price
	High	Low

Year ended March 31, 2009
Fourth Quarter	$26.69	$19.17
Third Quarter	36.15	21.90
Second Quarter	37.59	30.68
First Quarter	40.24	32.73

Year ended March 31, 2008
Fourth Quarter	$37.62	$28.65
Third Quarter	39.47	28.10
Second Quarter	39.98	33.15
First Quarter	38.64	33.86
As of May 8, 2009, the Company had 973 stockholders of record and approximately 4,490 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.
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
Issuer Purchases of Equity Securities
In January 2008, we announced that our Board of Directors approved a stock repurchase program, authorizing an expenditure of up to $10 million to repurchase shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements. The level of purchase activity is subject to market conditions and other investment opportunities. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The stock repurchase program will be funded using our available cash and short-term investments. No repurchases have been made under this program to date.

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 31, 2009 with the NASDAQ index composite and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business: the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Cavalier Homes, Inc. Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc., Palm Harbor Homes, Inc. and Skyline Corporation. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2004 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009
CAVCO INDUSTRIES INC	100	$131	$264	$190	$190	$128
NASDAQ INDEX COMPOSITE	100	$100	$118	$123	$115	$76
PEER GROUP	100	$86	$117	$80	$62	$13

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

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$105,362	$141,914	$169,114	$189,503	$157,435
Cost of sales	94,591	121,538	138,813	151,143	127,916

Gross profit	10,771	20,376	30,301	38,360	29,519
Selling, general and administrative expenses	11,213	13,825	15,311	16,367	14,245

(Loss) income from operations	(442)	6,551	14,990	21,993	15,274
Interest income	764	2,539	2,387	1,479	532

Income from continuing operations before income taxes	322	9,090	17,377	23,472	15,806
Income tax benefit (expense)	136	(2,778)	(5,962)	(8,675)	(6,229)

Income from continuing operations	458	6,312	11,415	14,797	9,577

Income from discontinued retail operations	—	—	134	252	550

Net income	$458	$6,312	$11,549	$15,049	$10,127

Net income per share (basic):
Continuing operations	$0.07	$0.98	$1.79	$2.34	$1.52
Discontinued operations	—	—	0.02	0.04	0.09

Net income	$0.07	$0.98	$1.81	$2.38	$1.61

Net income per share (diluted):
Continuing operations	$0.07	$0.95	$1.72	$2.19	$1.46
Discontinued operations	—	—	0.02	0.04	0.08

Net income	$0.07	$0.95	$1.74	$2.23	$1.54

Weighted average shares outstanding:
Basic	6,487,665	6,427,264	6,363,368	6,318,070	6,288,730

Diluted	6,692,932	6,664,111	6,629,580	6,746,356	6,557,819

	March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$70,557	$73,610	$12,976	$15,122	$46,457
Short-term investments	4,464	—	50,900	42,900	—
Restricted cash	244	330	339	1,223	1,028
Accounts receivable	6,234	10,093	8,107	11,568	7,545
Inventories	9,333	11,293	13,464	12,733	10,262
Prepaid expenses and other current assets	4,160	1,839	2,273	1,446	1,202
Deferred income taxes	3,434	4,033	3,930	4,040	3,610

Total current assets	98,426	101,198	91,989	89,032	70,104
Property, plant and equipment — net	12,859	12,706	12,802	12,344	7,472
Goodwill	67,346	67,346	67,346	67,346	67,346

Total assets	$178,631	$181,250	$172,137	$168,722	$144,922

Total current liabilities	$14,492	$20,152	$21,285	$32,653	$27,522
Deferred income taxes	16,099	14,747	12,760	11,040	9,090
Total stockholders’ equity	148,040	146,351	138,092	125,029	108,310

Total liabilities and stockholders’ equity	$178,631	$181,250	$172,137	$168,722	$144,922

Other Data:
Capital expenditures — continuing operations	$986	$689	$1,150	$5,795	$575

Depreciation — continuing operations	$817	$785	$692	$923	$1,053

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
The selected financial data set forth above may not be indicative of our future performance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
Cavco is the largest producer of manufactured homes in Arizona and the 9th largest producer of HUD code manufactured homes in the United States, based on 2007 total home production data published by Manufactured Home Merchandiser magazine. The Company is also a leading producer of park model homes and vacation cabins in the United States.
Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern and South Central United States. As of March 31, 2009, the Company operated three homebuilding facilities located in Arizona and one in Texas. During May 2009, the Company initiated a plan to move its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Litchfield facility. This move will provide greater capabilities for the production of park models, cabins, and other specialty buildings, create improved overall operational efficiencies at the Litchfield factory, as well as reduce overhead expenses. The retail segment of the Company operated six retail sales locations in Arizona, New Mexico and Texas which offer homes produced by the Company to retail customers. Management has plans to close certain of these retail locations and does not anticipate that the closure of any of our retail outlets will materially affect the operations of our manufacturing segment. Homes produced by the Company are also sold through a network of 322 independent retail outlets in 23 states and Canada.
Industry and Company Outlook
The manufactured housing industry is currently operating at levels well below the historic highs reached in the late 1990’s. According to the Manufactured Housing Institute, the industry had 82,000 wholesale home shipments in 2008 compared to a peak of 373,000 homes ten years earlier in 1998. Based on industry data as of the end of 2008, an estimated 68% of all industry retail locations have closed since the end of 1999 and the number of active industry manufacturing facilities has dropped by 153 plants over the same period, representing a 47% reduction.
Our principal regional markets have also experienced a pronounced downturn. By the end of 2008, the number of manufactured housing units shipped in Arizona had declined approximately 76% from the peak in 1999. Likewise, severe declines were experienced in New Mexico and Texas, where the number of manufactured housing units shipped declined approximately 83% and 76%, respectively, by the end of 2008 from their respective peak levels in 1996 and 1998. More recently, the California manufactured housing market has suffered a significant downturn, as the number of manufactured housing units shipped had decreased by 74% at the end of 2008 compared to 2005.
One of the major contributing factors to the contraction of the industry has been the lack of availability of retail financing. Until 1999, consumer loans for manufactured homes were readily obtainable from a variety of lenders. At that time, consumer lenders began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of manufactured homes securing defaulted loans. Certain consumer lenders in the traditional chattel (home-only) lending sector exited the market and interest rates for these home-only loans increased. Although a portion of the home-only loans have been replaced by land/home financing that generally provides more competitive credit terms to the retail buyer of manufactured housing, the effort, time and expense associated with closing land/home transactions is greater.
In addition to the changing environment in retail lending, many of the wholesale lenders providing inventory or “floor plan” financing to retailers have since exited the industry. During 2002, Conseco Finance Corp., formerly the industry’s largest inventory and consumer lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. In May 2004, JPMorgan Chase Bank N.A., one of the largest lenders in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities.
Since 2006, the site-built housing industry has experienced similar events, but to a much greater extent than has previously occurred in the manufactured home industry. The resulting credit restrictions for homebuilders and homebuyers are well documented and have had widespread effects, including further negative influences on the already restrictive manufactured housing lending environment. One of the few remaining national retail lenders specializing in our industry, Origen Financial, Inc., announced in March 2008 that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders such as Triad Financial, US Bank, and CU Factory Built Lending have tightened their loan underwriting standards.

Faced with illiquid capital markets in late 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated radical changes, including one company’s announcement to cease their lending activities entirely. The continued participation of the others is undergoing modification; with one financier requiring that home manufacturers provide a significant portion of the funds it lends to finance retail inventories of that manufacturer’s products. While some manufacturers are unable or have elected not to participate in this lender’s program, Cavco’s financial capabilities have enabled us to engage in this and other special inventory financing programs for retailers. We anticipate that our involvement in financing inventory purchases of Cavco product will be quite helpful to retailers and will allow our products to have continued exposure to potential purchasers. This initiative will coincide with our efforts to expand our distribution base in all of our markets with existing and new retailers.
While we have been successful in improving market share in our core region in the current year, the market itself is depressed. The Manufactured Housing Institute recently reported that national home shipments for calendar year 2008 were down 15% for the industry as a whole. However, aided by the increased production of our Texas factory, Cavco’s comparative change was a decrease of 5%. Isolating these same statistics to both Arizona and California, the Company’s key markets, industry-wide home shipments were down 38% in 2008, while Cavco’s shipments were down 33%. The Company operated with a minimal backlog throughout fiscal year 2009 and the backlog of orders was negligible as of March 31, 2009.
Excess site-built home inventory has had an adverse impact on the contingency contract process, wherein potential homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizable incentives to homebuyers, creating added competition for the factory-built housing industry. Also, competition from sales of repossessed site-built homes has negatively impacted retail sales of new manufactured homes.
Continuing reduced order rates have resulted in lower gross margins. Cavco has acted promptly to align its production levels as incoming orders have slowed, but has had limited ability to manage product pricing to maintain historical gross margins. After increasing rapidly since 2005, raw material prices flattened during fiscal 2009, but have not decreased generally.
The availability of consumer financing for the retail purchase of manufactured homes and inventory financing for the wholesale distribution chain need to be increased before marked emergence from the current lows can occur.
Meanwhile, we have intensified our efforts to identify niche market opportunities. Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are to be located. Although times are difficult, we remain optimistic about our long-term prospects because we believe that we are located in attractive geographic markets. We have an excellent and broad line of products and we maintain a conservative cost structure which enables us to build great value into our homes. The Company has worked diligently throughout this period to maintain a strong financial position. Our debt-free balance sheet and solid position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
Regulatory Developments
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the Act provides for increased loan limits for chattel (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. Chattel loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners.
The American Recovery and Reinvestment Act of 2009 includes an $8,000 tax credit for a limited period to homebuyers who have not owned a home in the previous 3 years, and is subject to other conditions. In addition to federal programs, California and certain other states have begun to adopt incentives to promote the purchase of new homes in their states. These and other regulatory changes may provide some stimulus going forward; however, given consumer concern about the state of the economy, we are cautious in developing expectations of any positive results from the new legislation.

Results of Operations
(Dollars in thousands, except average sales price amounts)
The following table summarizes certain financial and operating data for fiscal years 2009, 2008 and 2007.

	Year Ended March 31,
	2009	2008	2007
Statement of Operations Data:
Net sales
Manufacturing	$101,373	$134,301	$161,242
Retail	8,807	12,429	14,807
Less: Intercompany	(4,818)	(4,816)	(6,935)

Total net sales	105,362	141,914	169,114
Cost of sales	94,591	121,538	138,813

Gross profit	10,771	20,376	30,301
Selling, general and administrative expenses	11,213	13,825	15,311

(Loss) income from operations	(442)	6,551	14,990
Interest income	764	2,539	2,387

Income from continuing operations before income taxes	322	9,090	17,377
Income tax benefit (expense)	136	(2,778)	(5,962)

Income from continuing operations	458	6,312	11,415
Income from discontinued retail operations	—	—	134

Net income	$458	$6,312	$11,549

Other Data:
Floors sold — manufacturing	3,917	5,104	5,884

Homes sold — manufacturing	2,603	3,301	3,612

Homes sold — retail	117	158	145

Capital expenditures	$986	$689	$1,150

Depreciation	$817	$785	$692

Fiscal Year 2009 Compared to Fiscal Year 2008
Net Sales.  Total net sales decreased 25.8% to $105,362 in fiscal year 2009 from $141,914 in fiscal year 2008.
Manufacturing net sales were lower by 24.5% to $101,373 in fiscal year 2009 from $134,301 in fiscal year 2008.  The reduction in sales was primarily attributable to a reduced number of homes sold, the result of lower incoming order rates for homes.  Total homes sold during fiscal year 2009 dropped 21.1% to 2,603 versus 3,301 last year.  The decrease in net sales was also due to a 4.3% decrease in the average sales price per home, down $1,740 to $38,945 in fiscal year 2009 from $40,685 last year.
Retail net sales decreased by $3,622 to $8,807 for fiscal year 2009 from $12,429 last year.  This decrease in retail sales was the result of lower average selling prices and a 25.9% decrease in the overall number of homes sold through Company-owned retail locations.
Gross Profit.  Gross profit decreased to $10,771, which was 10.2% of net sales for fiscal year 2009 compared to $20,376 or 14.4% of net sales last year.  The gross profit percentage has been challenged by lower production volume resulting in lower production efficiency and a less favorable product mix.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were lower by 18.9% or $2,612 to $11,213 or 10.6% of net sales for fiscal year 2009 versus $13,825 or 9.7% of net sales last year.  The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume.
Interest Income.  Interest income represents income earned on unrestricted cash and cash equivalents and short-term investments held at various times throughout the period.  For a portion of the Company’s short-term investments in the prior year, interest income was earned on a tax-free basis.  Our interest income decreased 69.9% to $764 for fiscal year 2009 as compared to $2,539 last year. The decrease resulted mainly from the Company’s repositioning of investible funds into U.S. Treasury money market funds and short-term bank certificates of deposit away from auction rate certificates on municipal bonds during the prior fiscal year.

Income Taxes. The income tax benefit recognized during fiscal year 2009 is the result of two discrete items during the year; a change in the estimated blended rate to be applied to our deferred tax assets and liabilities, and a calculated true-up to our fiscal year 2008 tax return filed on December 12, 2008. The effective income tax rate was approximately 31% for fiscal year 2008, which reflects the larger proportion of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act in the prior year.
Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 9).
Fiscal Year 2008 Compared to Fiscal Year 2007
Net Sales.  Total net sales decreased 16.1% to $141,914 in fiscal year 2008 from $169,114 in fiscal year 2007.
Manufacturing net sales were lower by 16.7% to $134,301 in fiscal year 2008 from $161,242 in fiscal year 2007.  The reduction in sales was primarily attributable to a reduced number of homes sold, the result of lower incoming order rates for homes.  Total homes sold during fiscal year 2008 dropped 8.6% to 3,301 versus 3,612 during fiscal year 2007.  The decrease in net sales was also due to an 8.9% decrease in the average sales price per home, down $3,956 to $40,685 in fiscal year 2008 from $44,641 in fiscal year 2007.
Retail net sales decreased by $2,378 to $12,429 for fiscal year 2008 from $14,807 for the prior year.  This decrease in retail sales was the result of lower average selling prices, offset by a 9.0% increase in the overall number of homes sold.
Gross Profit.  Gross profit decreased to $20,376, which was 14.4% of net sales for fiscal year 2008 compared to $30,301 or 17.9% of net sales for the prior year.  The gross profit percentage in fiscal 2008 was pressured by lower production volume, a less favorable product mix, low margin results from the new Texas plant, and higher raw material costs.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were lower by 9.7% or $1,486 to $13,825 or 9.7% of net sales for fiscal year 2008 versus $15,311 or 9.1% of net sales for fiscal year 2007.  The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume.
Interest Income.  Interest income represents income earned on unrestricted cash and cash equivalents and short-term investments.  For a portion of the Company’s short-term investments, interest income was earned on a tax-free basis.  Our interest income increased 6.4% to $2,539 for fiscal year 2008 as compared to $2,387 for fiscal year 2007. The increase in interest income in fiscal year 2008 compared to the previous fiscal year resulted from the Company’s larger balance of investible funds.
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
Liquidity and Capital Resources
(Dollars in thousands)
We believe that cash and cash equivalents and short-term investments on hand at March 31, 2009, together with cash flow from operations, will be sufficient to fund our operations for the next twelve months and into the foreseeable future.  However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing.  There can be no assurance that such financing would be available on satisfactory terms, if at all.  If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources.  The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by manufacturing operations in the coming year is largely dependent on sales volume.  Our manufactured homes are sold mainly through independent retailers who have historically relied on third-party lenders to provide floor plan financing for homes purchased.  In addition, third-party lenders generally provide consumer financing for manufactured home purchases.  Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and retailers as well as our own retail locations.  The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control.

During 2002, Conseco Finance Corp., formerly the industry’s largest floor plan lender, exited the market.  Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business.  In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities.  In March 2008, Origen Financial, Inc. announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. As a result of the current credit crisis, during the third quarter of fiscal year 2009, each of the remaining national floor plan lenders substantially curtailed their lending activities, and Textron Financial Corporation announced its intention to exit the business. Another floor plan lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders such as Triad Financial, US Bank, and CU Factory Built Lending have tightened their loan underwriting standards. The reduction in available financing has had an adverse effect on the manufactured housing industry and may impact the ability of our retailers to obtain financing for home purchases. To further support floor plan availability for our retailers, Cavco has begun to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers. States may classify manufactured homes for both legal and tax purposes as personal property rather than real estate.  As a result, financing for the purchase of manufactured homes is thereby characterized by shorter loan maturities and higher interest rates.  Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.
Operating activities provided $1,326 of cash during fiscal year 2009 compared to providing $8,996 of cash during fiscal year 2008.  Cash generated by operating activities in fiscal year 2009 was primarily derived from operating income before non-cash charges, increased deferred taxes, a decrease in accounts receivable and a decrease in inventory from lower sales levels, partially offset by increased other current assets and decreased accounts payable and accrued liabilities. Lower sales activity also resulted in reduced vendor payment volume, warranty obligations, volume rebate accruals, customer deposits, payroll and other accruals.  Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges and a decrease in inventory from lower sales levels, partially offset by increased accounts receivable and decreased accounts payable and accrued liabilities.
Investing activities required the use of $5,422 of cash during fiscal year 2009 compared to $50,211 of cash provided during fiscal year 2008.  In fiscal year 2009, cash was primarily used to make purchases of $4,464 of short-term investments as well as normal recurring capital expenditures. For fiscal year 2008, cash was provided by net sales of $50,900 of short-term investments as we repositioned our liquid assets primarily into low risk US Treasury money market funds, partially offset by cash used for modest Texas plant expansion costs and normal recurring capital expenditures in all of our factories.
Financing activities provided $1,043 and $1,427 in cash in fiscal years 2009 and 2008, respectively, resulting from proceeds of issuances of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2009, consisting of future payments under non-cancelable operating lease agreements. For additional information related to these obligations, see Note 4 to the consolidated financial statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Commitments for future payments under noncancelable operating leases	$3,252	$1,075	$2,171	$6	$—
The following table summarizes our contingent commitments at March 31, 2009, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Notes 4 and 5 to the Consolidated Financial Statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$18,707	$13,057	$5,650	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2009 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

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
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and industry trends. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home. We have a reserve for estimated warranties of $5.9 million and $6.6 million at March 31, 2009 and 2008, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.
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
The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“FAS 5”), to account for its liability for repurchase commitments. Under the provisions of FIN 45, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to FIN 45) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to SFAS No. 5). Management reviews retailers’ inventories to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.
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
The maximum amount for which the Company was contingently liable under such agreements approximated $18.7 million at March 31, 2009, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $741,000 and $950,000 at March 31, 2009 and 2008, respectively. The Company incurred a repurchase reserve reduction of $179,000 during fiscal year 2009 and no repurchase reserve reductions during fiscal years 2008 and 2007, respectively.
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
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in SFAS No. 109, Accounting for Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in events or expectations could result in significant adjustments, which could include the recording of a valuation allowance and material changes to the provision for income taxes.
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
As of March 31, 2009, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2009. The first step under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, (“SFAS 142”) is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company considered both the market and income approaches. Each approach was given equal weight in arriving at the fair value of the reporting unit. Based on this analysis, the fair value of the reporting unit, including goodwill, was deemed to be greater than its carrying value. As such, there was no need to continue to the second step under SFAS 142 and test the goodwill individually.
In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Item 1A, “Risk Factors.”

Other Matters
Related Party Transactions. During fiscal year 2008, the Company invested $7 million in the Gabelli U.S. Treasury Money Market Fund. GAMCO Investors, Inc. beneficially owned approximately 10% of our outstanding common shares and thus meets the definition of a principal owner under SFAS No. 57, Related Party Disclosures. The Gabelli U.S. Treasury Money Market Fund and GAMCO Investors, Inc. are either directly or indirectly under common control. Interest earned on our investment and reinvested during the fiscal years ended March 31, 2009 and 2008 were $97,000 and $37,000, respectively.
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
Impact of Accounting Statements. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, Effective Date of FASB Statement No. 157 that delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities only, which had no effect on our consolidated financial position, results of operations and cash flows. Management is currently evaluating the impact, if any, SFAS 157 will have upon adoption for non-financial assets and liabilities on our results of operations and consolidated financial position.
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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. Forward-looking statements are included, for example, in discussions regarding the manufactured housing industry and market, economic conditions and consumer confidence, our financial performance and operating results, our operational and legal risks, how we may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.

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
Management’s Assessment on Internal Controls Over Financial Reporting
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this report.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors and Related Matters,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2009, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of Part A of this Report, which is incorporated in this Item 10 by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company’s executive compensation, see “Election of Directors and Related Matters,”, “Compensation Discussion and Analysis” (other than the “Compensation Committee Report”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2009, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2009, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
 The following table sets forth information as of March  31, 2009, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants, and	Warrants, and	Securities Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	576,079	$16.82	554,626
Equity compensation plans not approved by stockholders	—	—	—

Total	576,079	$16.82	554,626

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see “Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2009, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see “Ratification of Appointment of Independent Auditors — Audit Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2009, which is incorporated herein by reference.

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

Exhibit			Filed Herewith or
Number		Exhibit	Incorporated by Reference
3.1		Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2		Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3		Amended and Restated Bylaws of Cavco	Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1	*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003
10.1.1	*	Form of stock option agreement for Stock Incentive Plan	Exhibit 10.1a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005
10.1.2	*	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1.3	*	Restricted Stock Award Agreement dated June 1, 2007, by and between Daniel L. Urness and Cavco	Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.1.4		Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2	*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)
10.2.1		Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.2		Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008

Exhibit			Filed Herewith or
Number		Exhibit	Incorporated by Reference
10.3	*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.4	*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.5	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2007	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
10.6	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2008	Periodic report on Form 8-K filed on June 7, 2007
10.7	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic report on Form 8-K filed on July 14, 2008
10.8	*	Amendment to Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic report on Form 8-K filed on May 14, 2009
10.9		Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.10		Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
21		List of Subsidiaries of Cavco	Filed herewith
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1		Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2		Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement.

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.

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

CAVCO INDUSTRIES, INC.
Date: May 21, 2009	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer — Chairman,
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 21, 2009

/s/ Daniel L. Urness	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2009

/s/ William C. Boor	Director	May 21, 2009

/s/ Steven G. Bunger	Director	May 21, 2009

/s/ David A. Greenblatt	Director	May 21, 2009

/s/ Jack Hanna	Director	May 21, 2009

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
May 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2009 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated May 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 18, 2009

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$70,557	$73,610
Short-term investments	4,464	—
Restricted cash	244	330
Accounts receivable	6,234	10,093
Inventories	9,333	11,293
Prepaid expenses and other current assets	4,160	1,839
Deferred income taxes	3,434	4,033

Total current assets	98,426	101,198

Property, plant and equipment, at cost:
Land	6,580	6,050
Buildings and improvements	7,355	7,290
Machinery and equipment	8,203	7,979

	22,138	21,319
Accumulated depreciation	(9,279)	(8,613)

	12,859	12,706

Goodwill	67,346	67,346

Total assets	$178,631	$181,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$739	$2,147
Accrued liabilities	13,753	18,005

Total current liabilities	14,492	20,152

Deferred income taxes	16,099	14,747

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,506,843 and 6,452,415 shares, respectively	65	65
Additional paid-in capital	126,045	124,814
Retained earnings	21,930	21,472

Total stockholders’ equity	148,040	146,351

Total liabilities and stockholders’ equity	$178,631	$181,250

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2009	2008	2007

Net sales	$105,362	$141,914	$169,114
Cost of sales	94,591	121,538	138,813

Gross profit	10,771	20,376	30,301
Selling, general and administrative expenses	11,213	13,825	15,311

(Loss) income from operations	(442)	6,551	14,990
Interest income	764	2,539	2,387

Income from continuing operations before income taxes	322	9,090	17,377
Income tax benefit (expense)	136	(2,778)	(5,962)

Income from continuing operations	458	6,312	11,415
Income from discontinued retail operations net of income taxes of $0, $0 and $66, respectively	—	—	134

Net income	$458	$6,312	$11,549

Net income per share (basic):
Continuing operations	$0.07	$0.98	$1.79
Discontinued retail operations	—	—	0.02

Net income	$0.07	$0.98	$1.81

Net income per share (diluted):
Continuing operations	$0.07	$0.95	$1.72
Discontinued retail operations	—	—	0.02

Net income	$0.07	$0.95	$1.74

Weighted average shares outstanding:
Basic	6,487,665	6,427,264	6,363,368

Diluted	6,692,932	6,664,111	6,629,580

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Unamortized	Retained
			Additional	value of	earnings
	Common Stock		paid-in	restricted	(accumulated
	Shares	Amount	capital	stock	deficit)	Total

Balance, April 1, 2006	6,352,980	$64	$121,417	$(63)	$3,611	$125,029

Reverse unamortized value of restricted stock upon adoption of SFAS 123(R)	—	—	(63)	63	—	—

Stock option exercises and associated tax benefits	30,000	—	668	—	—	668

Share-based compensation	—	—	846	—	—	846

Net income	—	—	—	—	11,549	11,549

Balance, March 31, 2007	6,382,980	64	122,868	—	15,160	138,092

Stock option exercises and associated tax benefits	69,435	1	1,534	—	—	1,535

Share-based compensation	—	—	412	—	—	412

Net income	—	—	—	—	6,312	6,312

Balance, March 31, 2008	6,452,415	65	124,814	—	21,472	146,351

Stock option exercises and associated tax benefits	54,428	—	1,094	—	—	1,094

Share-based compensation	—	—	137	—	—	137

Net income	—	—	—	—	458	458

Balance, March 31, 2009	6,506,843	$65	$126,045	$—	$21,930	$148,040

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended March 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$458	$6,312	$11,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	817	785	692
Deferred income taxes	1,951	1,884	1,830
Share-based compensation expense	137	412	846
Tax benefits from option exercises	325	578	296
Incremental tax benefits from option exercises	(274)	(470)	(256)
Gain on sale of equipment	(12)	—	—
Changes in operating assets and liabilities:
Restricted cash	86	9	884
Accounts receivable	3,859	(1,986)	3,461
Inventories	1,960	2,171	(731)
Prepaid expenses and other current assets	(2,321)	434	(827)
Accounts payable and accrued liabilities	(5,660)	(1,133)	(11,368)

Net cash provided by operating activities	1,326	8,996	6,376

INVESTING ACTIVITIES
Purchases of property and equipment	(986)	(689)	(1,150)
Purchases of short-term investments	(4,464)	(314,700)	(446,000)
Proceeds from sales of short-term investments	—	365,600	438,000
Proceeds from sales of equipment	28	—	—

Net cash (used in) provided by investing activities	(5,422)	50,211	(9,150)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	769	957	372
Incremental tax benefits from option exercises	274	470	256

Net cash provided by financing activities	1,043	1,427	628

Net (decrease) increase in cash	(3,053)	60,634	(2,146)
Cash and cash equivalents at beginning of year	73,610	12,976	15,122

Cash and cash equivalents at end of year	$70,557	$73,610	$12,976

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$45	$—	$4,677

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
Nature of Operations. Headquartered in Phoenix, Arizona, the Company’s manufacturing segment designs and produces manufactured homes which are sold to a network of retailers located primarily in the Southwestern and South Central United States. The Company’s retail segment operates retail sales locations which offer the Company’s homes and homes of other manufacturers to retail customers.
Accounting Estimates. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and certain accrued liabilities. The carrying amounts of these instruments approximate fair value due to their nature and relative shorter maturity periods.
Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements (see Note 4). Manufacturing sales are reduced by a provision for estimated repurchase obligations based upon past experience and market conditions. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
Some of the Company’s independent retailers operate multiple sales outlets. Factory Direct Housing, Inc. (“FDH”) represents a group of independent retailers that affiliate to obtain improved access to inventory financing. Most FDH retailers existed as entirely independent retailers prior to their affiliation with FDH. FDH accounted for approximately 4.6%, 6.4% and 11.0% of net sales in fiscal 2009, 2008, and 2007, respectively. No other independent retailer accounted for 10% or more of our manufacturing sales during any fiscal year within the three-year period.
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents.  The Company’s cash equivalents are comprised of U.S. Treasury money market funds, bank certificates of deposit, and money market funds with carrying amounts that approximate fair value due to their short-term nature.
Short-Term Investments. The Company’s short-term investments as of March 31, 2009 were comprised of certificates of deposit at multiple banking institutions. Each certificate of deposit has a principal balance less than $250 and thus the investments are within the Federal Deposit Insurance Corporation insurable limits. The carrying amounts of short-term investments approximate fair value and the Company intends to hold these investments until maturity.
Restricted Cash. Restricted cash represents deposits received from retail customers required to be held in trust accounts which the Company cannot access for general operating purposes until the sale of the home to the retail customer is completed.
Accounts Receivable. The Company extends competitive credit terms on a retailer-by-retailer basis in the normal course of business and our accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses at March 31, 2009 and 2008.
Inventories. Raw material inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of cost or market, using the specific identification method.
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
Goodwill. The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangibles, (“SFAS 142”). As such, the Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2009 and 2008, all of the Company’s goodwill is attributable to its manufacturing reporting unit. The Company performed its annual goodwill impairment analysis as of March 31, 2009. The first step under SFAS 142 is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company considered both the market and income approaches. Within the market approach, the fair value of the reporting unit was based on multiples derived from certain financial information of selected guideline public companies deemed comparable to the reporting unit being valued. Within the income approach, the fair value of the reporting unit was based on the discounted cash flow method, which compares the present value of expected future cash flows with the carrying value of the reporting unit’s net assets. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins, operating margins, capital expenditures, and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. Based on this analysis, the fair value of the reporting unit was deemed to be greater than the carrying value of the reporting unit as of March 31, 2009. As such, there was no need to continue to the second step under SFAS 142 and test the goodwill individually.
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
Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and is further reduced by the resale value of repurchased homes. The Company applies Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others — an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5, based on historical information available, as a reduction to sales. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and a SFAS 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Changes in the reserve are recorded as an adjustment to sales. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.
Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, workers’ compensation liability, health and property coverage. Between October 1, 2006, and October 1, 2008, the Company was fully insured for workers’ compensation. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. For products liability in particular, the Company has purchased stop loss insurance, which will reimburse the Company for individual claims or aggregate claims exceeding $1,000 annually. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying balance sheets. The determination of claims and expenses and the appropriateness of the related liability is regularly reviewed and updated.

Advertising. Advertising costs are expensed as incurred and were $268, $232 and $269 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
Freight. Substantially all freight costs are reimbursed by the Company’s retailers. Sales and cost of sales include freight income and expense of $5,931, $6,233 and $6,393 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
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

	2009	2008	2007
Net income	$458	$6,312	$11,549

Weighted average shares outstanding:
Basic	6,487,665	6,427,264	6,363,368
Add: Effect of dilutive stock options	205,267	236,847	266,212

Diluted	6,692,932	6,664,111	6,629,580

Net income per share:
Basic	$0.07	$0.98	$1.81

Diluted	$0.07	$0.95	$1.74

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share were 7,052, 1,695 and 1,589 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
Comprehensive Income. Total comprehensive income includes net income and other comprehensive income (loss). The Company had no other comprehensive income (loss) for the fiscal years ended March 31, 2009, 2008 and 2007. As such, net income equals total comprehensive income of $458, $6,312 and $11,549 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
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
2. Composition of Certain Financial Statement Captions
Inventories consist of the following:

	March 31,
	2009	2008
Raw materials	$4,380	$4,753
Work in process	1,570	2,416
Finished goods	3,383	4,124

	$9,333	$11,293

Accrued liabilities consist of the following:

	March 31,
	2009	2008
Estimated warranties	$5,902	$6,619
Accrued insurance	1,467	1,401
Salaries, wages and benefits	1,152	2,568
Customer deposits	899	1,989
Accrued volume rebates	863	1,588
Reserve for repurchase commitments	741	950
Other (various)	2,729	2,890

	$13,753	$18,005

3. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third-party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $2,692, $2,246 and $2,095 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute up to 100% of their eligible compensation up to federal limits to the 401k Plan. The Company matches up to 50% of the first 5% of eligible income contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Contribution expense was $65, $126 and $232 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
4. Commitments and Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and SFAS No. 5, Accounting for Contingencies (“FAS 5”), to account for its liability for repurchase commitments. Under the provisions of FIN 45, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to FIN 45) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to SFAS No. 5). Management reviews the retailers’ inventories to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.
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
The maximum amount for which the Company was liable under such agreements approximated $18,707 at March 31, 2009, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $741 and $950 at March 31, 2009 and 2008, respectively. The Company incurred a repurchase reserve reduction of $179 during fiscal year 2009 and no repurchase reserve reductions during fiscal years 2008 and 2007, respectively.

Leases — The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $1,708, $1,790 and $2,032 for fiscal years ended March 31, 2009, 2008 and 2007, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 31, 2009, are as follows:

Fiscal Year
2010	$1,075
2011	916
2012	721
2013	534
2014 and thereafter	6

$3,252

Letter of Credit — The Company maintains an $870 outstanding letter of credit with J.P. Morgan Chase Bank N.A. issued to satisfy the remaining requirements of the self-funded workers’ compensation program which concluded on September 30, 2006. There have been no draws against the letter of credit.
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
5. Valuation Accounts
The following table sets forth certain valuation accounts for the fiscal years ended March 31, 2009, 2008 and 2007.

	Beginning			Ending
	Balance	Charges	Deductions	Balance
Reserve for repurchase commitments:
Year ended March 31, 2009	$950	(30)	(179)	$741

Year ended March 31, 2008	$1,100	(150)	—	$950

Year ended March 31, 2007	$1,500	(400)	—	$1,100

Accrual for estimated warranties:
Year ended March 31, 2009	$6,619	5,207	(5,924)	$5,902

Year ended March 31, 2008	$6,590	7,081	(7,052)	$6,619

Year ended March 31, 2007	$6,850	7,696	(7,956)	$6,590

6. Income Taxes
The provision (benefit) for income taxes for the fiscal years ended March 31, 2009, 2008 and 2007 were as follows:

	Fiscal Year
	2009	2008	2007
Current
Federal	$(1,908)	$733	$3,511
State	(179)	161	687

Total current	(2,087)	894	4,198
Deferred
Federal	1,760	1,643	1,592
State	191	241	238

Total deferred	1,951	1,884	1,830

Total provision (benefit)	$(136)	$2,778	$6,028

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates for fiscal years ended March 31, 2009, 2008 and 2007 of 34%, 34% and 35%, respectively, to income before income taxes to the total income tax provision (benefit) reported in the Consolidated Statements of Operations is as follows:

	Fiscal Year
	2009	2008	2007
Federal income tax at statutory rate	$110	$3,091	$6,082
State income taxes, net of federal benefit	33	289	602

Tax exempt interest income	—	(455)	(556)
Deduction for domestic production	—	(16)	(82)
Other	(279)	(131)	(84)

Total provision (benefit) for continuing operations	(136)	2,778	5,962
Income tax provision for discontinued operations	—	—	66

Total income tax provision (benefit)	$(136)	$2,778	$6,028

Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2009 and 2008 were as follows:

	March 31,	March 31,
	2009	2008
Net current deferred tax assets
Warranty reserves	$2,225	$2,525
Repurchase reserves	280	362
Insurance reserves	443	430
Other (various)	486	716

	$3,434	$4,033

Net long-term deferred tax (liabilities) assets
Goodwill	$(17,182)	$(15,313)
Depreciation	181	280
Stock based compensation	409	286
Net operating loss carryforward	254	—
Other	239	—

	$(16,099)	$(14,747)

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
The Company has recorded an insignificant amount of unrecognized tax benefits during the year and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded an insignificant amount of interest and penalties in the statements of operations for the years ended March 31, 2009 and 2008. In addition, at March 31, 2009, the Company has Arizona, California and New Mexico state net operating loss carrryforwards that total $6,864 and that begin to expire in 2014.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In June 2008, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended March 31, 2007. In November 2008, the Company received a letter from the IRS stating that after further review of the Company’s fiscal year 2007 tax returns, the IRS would not continue its examination at that time. The Company is no longer subject to examination by the IRS for years before fiscal year 2006. However, the Company is under audit by the Arizona Department of Revenue for the fiscal years ended March 31, 2004 through March 31, 2006, has not received any indication of required adjustments from the department, and no adjustments have been proposed. The Company is no longer subject to examinations by state tax authorities in Arizona and California for years before fiscal year 2004. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.

7. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are stockholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 554,626 shares were still available for grant at March 31, 2009. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
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
Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 — revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Other than restricted stock awards, no share-based compensation cost had been reflected in net income prior to the adoption of FAS 123(R) and the results for prior periods have not been restated. The recognized compensation costs during the fiscal years ended March 31, 2009, 2008 and 2007 under the modified-prospective transition method include (i) compensation cost for all share-based payments granted prior to, but not fully vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
Stock option compensation expense under FAS 123(R) decreased income before income taxes by approximately $121, $394 and $778 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the fiscal years ended March 31, 2009, 2008 and 2007 was approximately $137, $412 and $846, respectively.
As of March 31, 2009, total unrecognized compensation cost related to stock options was approximately $334 and the related weighted-average period over which it is expected to be recognized is approximately 2.97 years.
The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal year ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding at March 31, 2008	624,580	$16.62
Granted	37,500	32.74
Exercised	(65,376)	18.05
Canceled or forfeited	(20,625)	35.79

Outstanding at March 31, 2009	576,079	$16.82	2.32	$3,903

Exercisable at March 31, 2009	538,954	$15.65	2.04	$4,282

The weighted-average estimated fair value of employee stock options granted during the fiscal years ended March 31, 2009, 2008 and 2007 were $11.26, $12.59 and $12.55, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2009, 2008 and 2007 were $1,097, $1,494 and $855, respectively.

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

	Fiscal Year
	2009	2008	2007

Volatility	36.1%	32.7%	33.8%
Risk-free interest rate	3.0%	4.6%	4.7%
Dividend yield	0.0%	0.0%	0.0%
Expected option life in years	4.45	4.50	4.25
The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107 and SEC Staff Accounting Bulletin No. 110 (“SAB 110”). The Company uses the simplified method as the Company does not have sufficient historical share option exercise data due to the limited period of time the Company’s equity shares have been publicly traded. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes share-based compensation expense using the straight-line attribution method.
Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the fiscal year ended March 31, 2009 is as follows:

		Grant-Date
	Shares	Fair Value

Nonvested at March 31, 2008	1,524	$35.41
Vested	(342)	35.09

Nonvested at March 31, 2009	1,182	$35.50

For the fiscal years ended March 31, 2009, 2008 and 2007, the adoption of FAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $274, $470 and $256, respectively, related to incremental tax benefits from stock options exercised during the periods.

8. Business Segment Information
The Company operates in two business segments — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes which are sold primarily in the Southwestern and South Central United States to a network of retailers which includes Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Substantially all depreciation and capital expenditures are related to the Manufacturing segment. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Year Ended March 31,
	2009	2008	2007

Net sales
Manufacturing	$101,373	$134,301	$161,242
Retail	8,807	12,429	14,807
Less: Intercompany	(4,818)	(4,816)	(6,935)

Total consolidated net sales	$105,362	$141,914	$169,114

Income (loss) from operations
Manufacturing	$3,131	$10,254	$19,373
Retail	33	386	305
Intercompany profit in inventory	119	365	284
General corporate charges	(3,725)	(4,454)	(4,972)

Total consolidated (loss) income from operations	$(442)	$6,551	$14,990

Total assets
Manufacturing	$96,987	$99,995	$99,833
Retail	3,071	3,550	4,424
Corporate	78,573	77,705	67,880

Total consolidated assets	$178,631	$181,250	$172,137

Total Corporate assets are comprised primarily of cash and cash equivalents, short-term investments and deferred taxes.
9. Discontinued Operations
The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $183, $422 and $768 at March 31, 2009, 2008 and 2007, respectively. Income from discontinued retail operations for fiscal 2007 resulted from better than anticipated results from liquidating retail inventories at our closed locations. Net sales for the retail sales centers to be disposed of were $1,866, $3,221 and $5,251 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Income from discontinued retail operations net of income taxes is presented on the Consolidated Statements of Operations.
10. Related Party Transactions
During fiscal 2008, the Company invested $7,000 in the Gabelli U.S. Treasury Money Market Fund. GAMCO Investors, Inc. beneficially owned approximately 10% of our outstanding common shares and thus meets the definition of a principal owner under FASB Statement No. 57, Related Party Disclosures. The Gabelli U.S. Treasury Money Market Fund and GAMCO Investors, Inc. are either directly or indirectly under common control. Interest earned on our investment and reinvested during the fiscal years ended March 31, 2009 and 2008 were $97 and $37, respectively.

11. Subsequent Event
During May 2009, the Company initiated a plan to move its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Litchfield facility. Both of these plants are located in the metropolitan area of Phoenix, Arizona. This move will provide greater capabilities for the production of park models, cabins, and other specialty buildings, create improved overall operational efficiencies at the Litchfield factory, as well as reduce overhead expenses. The transition is planned to occur primarily during the first quarter of fiscal 2010. The costs associated with this transition are anticipated to be immaterial, and the Company does not anticipate any significant impairment charges for the Specialty facility. Cavco will continue to utilize the Specialty facility for supplemental operations supporting its other factories.
12. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2009 and 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2009
Net sales	$35,509	$30,030	$25,093	$14,730	$105,362
Gross profit	4,188	3,701	2,653	229	10,771
Net income (loss)	853	518	110	(1,023)	458
Net income (loss) per share:
Basic	$0.13	$0.08	$0.02	$(0.16)	$0.07

Diluted	$0.13	$0.08	$0.02	$(0.16)	$0.07

Fiscal year ended March 31, 2008
Net sales	$37,366	$38,435	$31,909	$34,204	$141,914
Gross profit	5,440	5,548	4,588	4,800	20,376
Net income	1,735	1,909	1,365	1,303	6,312
Net income per share:
Basic	$0.27	$0.30	$0.21	$0.20	$0.98

Diluted	$0.26	$0.29	$0.20	$0.20	$0.95

EXHIBIT INDEX

Exhibit			Filed Herewith or
Number		Exhibit	Incorporated by Reference
3.1		Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2		Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3		Amended and Restated Bylaws of Cavco	Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1	*	Stock Incentive Plan of Cavco
Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003

10.1.1	*	Form of stock option agreement for Stock Incentive Plan	Exhibit 10.1a of the Annual Report on Form 10-K for the fiscal year ended March 31, 2005
10.1.2	*	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1.3	*	Restricted Stock Award Agreement dated June 1, 2007, by and between Daniel L. Urness and Cavco	Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.1.4		Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2	*	Cavco 2005 Stock Incentive Plan
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

10.2.1		Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.2		Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.3	*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.4	*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.5	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2007	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
10.6	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2008	Periodic report on Form 8-K filed on June 7, 2007

Exhibit			Filed Herewith or
Number		Exhibit	Incorporated by Reference
10.7	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic report on Form 8-K filed on July 14, 2008
10.8	*	Amendment to Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic report on Form 8-K filed on May 14, 2009
10.9		Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.10		Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
21		List of Subsidiaries of Cavco	Filed herewith
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1		Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2		Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement.

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.