Form 10-Q
period 2009-06-30
CAVCO INDUSTRIES INC
filed 2009-08-07
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 7, 2009, there were 6,507,000 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,933	$70,557
Short-term investments	5,208	4,464
Restricted cash	313	244
Accounts receivable	6,276	6,234
Inventories	8,726	9,333
Prepaid expenses and other current assets	4,951	4,160
Deferred income taxes	3,179	3,434

Total current assets	95,586	98,426

Property, plant and equipment, at cost:
Land	6,580	6,580
Buildings and improvements	7,336	7,355
Machinery and equipment	8,232	8,203

	22,148	22,138
Accumulated depreciation	(9,563)	(9,279)

	12,585	12,859

Goodwill	67,346	67,346

Total assets	$175,517	$178,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$388	$739
Accrued liabilities	13,302	13,753

Total current liabilities	13,690	14,492

Deferred income taxes	15,191	16,099

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,507,000 and 6,506,843 shares, respectively	65	65
Additional paid-in capital	126,090	126,045
Retained earnings	20,481	21,930

Total stockholders’ equity	146,636	148,040

Total liabilities and stockholders’ equity	$175,517	$178,631

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Net sales	$13,595	$35,509
Cost of sales	13,501	31,321

Gross profit	94	4,188
Selling, general and administrative expenses	2,469	3,101

(Loss) income from operations	(2,375)	1,087
Interest income	27	294

(Loss) income before income taxes	(2,348)	1,381
Income tax benefit (expense)	899	(528)

Net (loss) income	$(1,449)	$853

Net (loss) income per share:
Basic	$(0.22)	$0.13

Diluted	$(0.22)	$0.13

Weighted average shares outstanding:
Basic	6,506,898	6,460,992

Diluted	6,506,898	6,696,158

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(1,449)	$853
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	284	227
Deferred income taxes	(653)	586
Share-based compensation expense	45	71
Tax benefits from option exercises	—	(31)
Changes in operating assets and liabilities:
Restricted cash	(69)	(361)
Accounts receivable	(42)	784
Inventories	607	(2,105)
Prepaid expenses and other current assets	(791)	98
Accounts payable and accrued liabilities	(802)	(252)

Net cash used in operating activities	(2,870)	(130)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10)	(75)
Purchases of short-term investments	(1,488)	—
Proceeds from sale of short-term investments	744	—

Net cash used in investing activities	(754)	(75)

FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(3,624)	(205)
Cash and cash equivalents at beginning of period	70,557	73,610

Cash and cash equivalents at end of period	$66,933	$73,405

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$—	$5

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
June 30, 2009
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
In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2009 (the “Form 10-K”).
The Company’s deferred tax assets primarily result from financial statement accruals and its deferred tax liabilities primarily result from tax amortization of goodwill.
The Company complies with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the provisions of FIN 48, the Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
The income tax benefit recognized during the three months ended June 30, 2009 is the result of current quarter taxable losses and the tax amortization of goodwill. Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before fiscal year 2006. In June 2009, the Arizona Department of Revenue completed its audit for the fiscal years ended March 31, 2004 through March 31, 2006, which resulted in an insignificant overpayment to be refunded to the Company. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2004. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
During the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Litchfield facility. Both of these plants are located in the metropolitan area of Phoenix, Arizona. This move will provide greater capabilities for the production of park models, cabins, and other specialty buildings, create improved overall operational efficiencies at the Litchfield factory, and will reduce overhead expenses. The Company incurred immaterial costs associated with this transition. Cavco will continue to utilize the Specialty facility for supplemental support of its other factories.

Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales are reduced by a provision for estimated repurchase obligations (see Note 4). Revenue from homes sold under special inventory finance programs is deferred until such time that the home is sold by a retailer and/or payment for the related loan receivable is received by the Company. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines the term “fair value”, establishes a framework for measuring fair value and enhances related disclosures. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, Effective Date of FASB Statement No. 157, that delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities and, effective April 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations or cash flows. As of June 30, 2009, the Company had no assets or liabilities required to be measured at fair value pursuant to SFAS 157.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted SFAS 141R and SFAS 160, which had no effect on our consolidated financial position, results of operations and cash flows as of and for the three months ended June 30, 2009, but will affect the accounting for any future business combination transactions undertaken by the Company subsequent to April 1, 2009.
In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes Statement No. 162 issued in May 2008. SFAS 168 will establish the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not impact our financial statements other than references to authoritative accounting literature in future periods will be made in accordance with the Codification.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2.	Composition of Certain Financial Statement Captions
Inventories consist of the following:

	June 30,	March 31,
	2009	2009
Raw materials	$3,898	$4,380
Work in process	1,480	1,570
Finished goods	3,348	3,383

	$8,726	$9,333

Accrued liabilities consist of the following:

	June 30,	March 31,
	2009	2009
Estimated warranties	$5,417	$5,902
Salaries, wages and benefits	1,243	1,152
Accrued insurance	1,091	1,467
Customer deposits	896	899
Accrued volume rebates	887	863
Reserve for repurchase commitments	815	741
Other (various)	2,953	2,729

	$13,302	$13,753

3.	Warranties
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

	Three Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$5,902	$6,619
Charged to costs and expenses	752	1,823
Deductions	(1,237)	(1,761)

Balance at end of period	$5,417	$6,681

4.	Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $16,706 at June 30, 2009, without reduction for the resale value of the homes. The Company applies FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) to account for its liability for repurchase commitments. Under the provisions of FIN 45, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability under the provisions of SFAS 5. The Company recorded an estimated liability of $815 at June 30, 2009 related to these commitments.

Letter of Credit — The Company maintains a $550 outstanding letter of credit with J.P. Morgan Chase Bank N.A. for any remaining claims under a self-funded workers’ compensation program, which concluded on September 30, 2006. There have been no draws against the letter of credit.
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
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 422,126 shares were still available for grant at June 30, 2009. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The following table summarizes the option activity within the Company’s stock-based compensation plans for the three months ended June 30, 2009:

Number
of Shares
Outstanding at March 31, 2009	576,079
Granted	132,500

Outstanding at June 30, 2009	708,579

Exercisable at June 30, 2009	543,079

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended June 30, 2009 is as follows:

Number
of Shares
Nonvested at March 31, 2009	1,182
Vested	(157)

Nonvested at June 30, 2009	1,025

6.	Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30,
	2009	2008
Net (loss) income	$(1,449)	$853

Weighted average shares outstanding:
Basic	6,506,898	6,460,992
Common stock equivalents — treasury stock method	—	235,166

Diluted	6,506,898	6,696,158

Net (loss) income per share:
Basic	$(0.22)	$0.13

Diluted	$(0.22)	$0.13

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 and 2008 were 120,579 and 1,565, respectively.
7.	Discontinued Operations
The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $260 at June 30, 2009. There were no operating losses for the three months ended June 30, 2009 or 2008 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $213 and $864 for the three month periods ended June 30, 2009 and 2008, respectively.

8.	Business Segment Information
The Company operates in two business segments — Manufacturing and Retail. Through its Manufacturing segment, the Company designs and manufactures homes, which are sold primarily in the Southwestern and South Central United States to a network of distributors and Company-owned retail locations comprising the Retail segment. The Company’s Retail segment derives its revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the Form 10-K. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Substantially all depreciation and capital expenditures are related to the Manufacturing segment. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. The following table summarizes information with respect to the Company’s business segments for the periods indicated:

	Three Months Ended
	June 30,
	2009	2008
Net sales
Manufacturing	$12,966	$34,083
Retail	2,017	2,516
Less intercompany	(1,388)	(1,090)

Total consolidated net sales	$13,595	$35,509

(Loss) income from operations
Manufacturing	$(1,470)	$2,192
Retail	40	(57)
Intercompany profit in inventory	7	(10)
General corporate charges	(952)	(1,038)

Total consolidated (loss) income from operations	$(2,375)	$1,087

	As of
	June 30,	March 31,
	2009	2009
Total assets
Manufacturing	$96,637	$96,987
Retail	3,463	3,071
Corporate	75,417	78,573

Total consolidated assets	$175,517	$178,631

Total Corporate assets are comprised primarily of cash and cash equivalents, and deferred taxes.

9.	Subsequent Events
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through the date of issuance, August 7, 2009.
On July 15, 2009, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), formed FH Holding, Inc. (“FH”), each with a fifty percent ownership interest. On July 21, 2009, FH entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Fleetwood Enterprises, Inc. and certain of its subsidiaries (collectively, “Fleetwood”). Generally, the Fleetwood assets proposed for purchase include seven manufactured housing plants, one office building, all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. The manufactured housing plants are located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia.
Fleetwood has been operating under Chapter 11 protection since March 10, 2009. Consequently, the Purchase Agreement does not include customary indemnification provisions and, in addition to customary closing conditions, the Purchase Agreement does contain representations and warranties and covenants that are customary for a transaction of this nature. In addition, the Purchase Agreement must be approved by the United States Bankruptcy Court, which is expected to make its ruling in August 2009.
Pursuant to the terms and conditions of the Purchase Agreement, Fleetwood has agreed to sell, and FH has agreed to purchase, certain of Fleetwood’s assets comprising its manufactured housing business. The cash consideration to be paid to Fleetwood in connection with the sale of the assets is expected to be approximately $29.9 million. However, the final cash consideration is subject to post-closing adjustments related to working capital, standard prorations related to real estate conveyances, and assumption of certain liabilities of Fleetwood, including among other things, certain warranty and contractual obligations.
In addition, the Purchase Agreement further contemplates that the parties or their affiliates will enter into a number of ancillary agreements related to the transaction, including a: (1) transition services agreement, pursuant to which Fleetwood will provide certain fee-based transition services to FH; and (2) co-existence agreement describing the rights to certain of Fleetwood’s transferred intellectual property.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified entirely by reference to the Purchase Agreement, which is filed as Exhibit 10.1 to the Form 8-K filed on July 23, 2009.

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
Overview
We are the largest producer of manufactured homes in Arizona and the 8th largest producer of HUD code manufactured homes in the United States, based on 2008 total home production data published by Manufactured Home Merchandiser magazine. The Company is also a leading producer of park model homes and vacation cabins in the United States.
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are sold to a network of retailers located primarily in the Southwestern and South Central United States. In an effort to further streamline our cost structure in this environment, we have moved our Phoenix, Arizona park model and vacation cabin operation to one of our other nearby factories. The combining factory had excess capacity available for a second production line, which is now being utilized for these specialty products. The transition was completed by the end of the first quarter with no disruption of service to the customers of that business. As of June 30, 2009, the Company operated two homebuilding facilities located in Arizona and one in Texas. The retail segment of the Company operated six retail sales locations in Arizona, New Mexico and Texas, which offer homes produced by the Company and other manufacturers to retail customers. Management has plans to close certain of these retail locations and does not anticipate that the closure of any of our retail outlets will materially affect the operations of our manufacturing segment.
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
Since the second quarter of fiscal year 2007, the Company’s incoming order rates have dramatically slowed, creating lower financial results and negative year to year financial statement comparisons. The Company operated with a minimal backlog throughout fiscal year 2009 and the backlog of orders remained low at $1.6 million as of June 30, 2009.
Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated radical changes, including one company’s announcement to cease their lending activities entirely. The continued participation of the others is undergoing modification, with one financier requiring that home manufacturers provide a significant portion of the funds it lends to finance retail inventories of that manufacturer’s products. While some manufacturers are unable or have elected not to participate in this lender’s program, the Company’s financial capabilities have enabled us to engage in this and other special inventory financing programs for retailers. We believe that our involvement in financing inventory purchases of Cavco product is quite helpful to retailers and allows our products to have continued exposure to potential purchasers. This initiative coincides with ongoing efforts to expand our distribution base in all of our markets with existing and new retailers.
Excess site-built home inventory has had an adverse impact on the contingency contract process, wherein potential homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizable incentives to homebuyers, creating added competition for the factory-built housing industry. Also, competition from sales of repossessed site-built homes has negatively impacted retail sales of new manufactured homes. If the site-built housing industry improves, these negative impacts on the manufactured housing industry may begin to decrease. The Manufactured Housing Institute recently reported that national home shipments for the first five months of calendar year 2009 were down 45.5% for the industry as a whole. Isolating these same statistics to both Arizona and California, the Company’s key markets, industry-wide home shipments were down 57.9% through May 2009.

Continuing reduced order rates have resulted in lower gross margins. Cavco has acted promptly to align its production levels as incoming orders have slowed, but has had limited ability to manage product pricing to maintain historical gross margins. Raw material prices have decreased only modestly during the current quarter. During the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Litchfield facility. This move will provide greater capabilities for the production of park models, cabins, and other specialty buildings, create improved overall operational efficiencies at the Litchfield factory, and will reduce overhead expenses. The Company incurred immaterial costs associated with this transition. Cavco will continue to utilize the Specialty facility for supplemental support of its other factories.
Meanwhile, we have intensified our efforts to identify niche market opportunities. Company-wide, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are to be located. Although times are difficult, we remain optimistic about our long-term prospects because we believe that we are located in attractive geographic markets. We have an excellent and broad line of products and we maintain a conservative cost structure, which enables us to build great value into our homes. The Company has worked diligently throughout the past few years to maintain a strong financial position. Our debt-free balance sheet and solid position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
On July 15, 2009, the Company and an investment partner, Third Avenue Value Fund, formed FH Holding, Inc., each with a fifty percent ownership interest. On July 21, 2009, FH entered into an Asset Purchase Agreement with Fleetwood Enterprises, Inc. The Fleetwood assets proposed for purchase include seven manufactured housing plants, one office building, all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. The manufactured housing plants are located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia.
Fleetwood has been operating under Chapter 11 protection since March 10, 2009. Consequently, the Purchase Agreement does not include customary indemnification provisions and, in addition to customary closing conditions, the Purchase Agreement does contain representations and warranties and covenants that are customary for a transaction of this nature. In addition, the Purchase Agreement must be approved by the United States Bankruptcy Court, which is expected to make its ruling in August 2009.
Pursuant to the terms and conditions of the Purchase Agreement, Fleetwood has agreed to sell, and FH has agreed to purchase, certain of Fleetwood’s assets comprising its manufactured housing business. In addition, FH will assume certain liabilities of Fleetwood, including among other things, certain warranty and contractual obligations. The cash consideration to be paid to Fleetwood in connection with the sale of the assets is expected to be approximately $29.9 million. However, the final cash consideration is subject to post-closing adjustments related to working capital, standard prorations related to real estate conveyances, and assumption of the warranty liabilities. The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement. There are no assurances that this transaction will close or that it will be in the form currently contemplated; however, we do believe that a successful purchase will be a positive long-term strategic move for both the Cavco and Fleetwood Homes brand names.
In January 2008, we announced a stock repurchase program. A total of $10 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

Regulatory Developments
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the Act provides for increased loan limits for chattel (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. All changes were implemented effective June 1, 2009. Chattel loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners.
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
Results of Operations — (Dollars in thousands, except average sales price amounts)
Three months ended June 30, 2009 compared to 2008
Net Sales. Total net sales decreased 61.7% to $13,595 for the three months ended June 30, 2009 compared to $35,509 for the comparable quarter last year.
Manufacturing net sales decreased 62.0% to $12,966 for the three months ended June 30, 2009 from $34,083 for the same period last year. The decrease in net sales during the current quarter was driven by a 60.3% decrease in the number of floors sold, down 777 floors to 512 floors for the quarter ending June 30, 2009 compared to 1,289 floors during the same quarter last year. Home sales decreased by 477 units or 55.8%, resulting in 378 total homes sold in the first quarter of fiscal 2010 versus 855 in the same period last year.
Retail net sales decreased $499 to $2,017 for the three months ended June 30, 2009 from $2,516 for the same quarter last year.
Net Income. Net loss for the three months ended June 30, 2009 was $1,449 compared to net income of $853 for the comparable quarter last year.
Gross Profit. Gross profit as a percent of sales decreased to 0.7% for the three months ended June 30, 2009 from 11.8% for the same period last year. The gross profit was affected by lower production efficiency, tied to lower production rates as well as a less favorable product mix and product pricing pressures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 20.4% or $632, to $2,469, or 18.2% of net sales, for the three months ended June 30, 2009 versus $3,101, or 8.7% of net sales, for the same period last year. The decrease was primarily from reduced incentive compensation resulting from the impact of lower earnings.
Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents held at various times throughout the period. Our interest income decreased 90.8% to $27 for the three months ended June 30, 2009 as compared to $294 during the prior year period. The decrease resulted from the effect of lower interest rates earned on our investments in U.S. Treasury money market funds and short-term bank certificates of deposit.
Income Taxes. The income tax benefit recognized during the three months ended June 30, 2009 is the result of current quarter losses. The effective income tax rate was approximately 38% for the three months ended June 30, 2009 and 2008.
Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).

Liquidity and Capital Resources
We believe that cash and cash equivalents and short-term investments at June 30, 2009, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities required the use of $2,870 of cash during the three months ended June 30, 2009 as compared to the use of $130 during the same period last year. Cash used by operating activities for the current period was primarily from operating losses before non-cash charges, a reduction in accounts payable and accrued liabilities, and higher prepaid expenses and other current assets, offset in part by lower inventory balances. Cash used in operating activities during the three months ended June 30, 2008 was mainly the result of an increase in inventory balances, offset in part by operating income before non-cash charges and lower trade receivables.
Investing activities required the use of $754 of cash during the three months ended June 30, 2009 compared to the use of $75 of cash during the same period last year. For the three months ended June 30, 2009, cash was used by net purchases of $744 of short-term investments in short-term bank certificates of deposit. During the three months ended June 30, 2008, cash was used for normal recurring capital expenditures in all of our factories.
No financing activities occurred during the three months ended June 30, 2009 or 2008, respectively.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines the term “fair value,” establishes a framework for measuring fair value and enhances related disclosures. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, Effective Date of FASB Statement No. 157, that delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities only and, effective April 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted SFAS 141R and SFAS 160, which had no effect on our consolidated financial position, results of operations and cash flows as of and for the three months ended June 30, 2009, but will affect the accounting for any future business combination transactions undertaken by the Company subsequent to April 1, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.
In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes Statement No. 162 issued in May 2008. SFAS 168 will establish the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not impact our financial statements other than references to authoritative accounting literature in future periods will be made in accordance with the Codification.
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
Forward-looking Statements
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by retail lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by geographic concentration and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition; and

•	In the event we complete any acquisitions, we may not be able to successfully integrate such acquisitions or attain the anticipated benefits and such acquisitions may adversely impact the Company’s liquidity.
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
(b)	Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2009, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
The risk factors included in our Form 10-K have not materially changed other than as follows:
(1)	With respect to an additional risk factor related to potential acquisitions.
In the event we complete any acquisitions, we may not be able to successfully integrate such acquisitions or attain the anticipated benefits and such acquisitions may adversely impact the Company’s liquidity.
We may consider strategic acquisitions if such opportunities arise. Any transactions that we consider may involve a number of risks including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.

Item 4. Submission of Matters to a Vote of Security Holders
On June 30, 2009, the Company held its 2009 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected Steven G. Bunger and Jack Hanna to serve as members of the Board of Directors for a three-year term. The term of David A. Greenblatt will expire in 2010. The terms of Joseph H. Stegmayer and William C. Boor will expire in 2011.
There were present at the Annual Meeting, in person or by proxy, stockholders of the Company who were holders of record on May 8, 2009 of 6,017,351 shares of common stock or 92.48% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 6,506,843 shares entitled to vote in such election, the votes cast were as follows:

Election of Directors	Votes For	Votes Withheld

Steven G. Bunger	6,008,602	8,749
Jack Hanna	6,008,411	8,940
At the same meeting, a proposal for the ratification of the selection of Ernst & Young LLP as independent auditor of the Company was submitted to the stockholders, and the votes cast were as follows:

Votes For	Votes Against	Abstentions	Nonvotes

6,014,861	1,515	975	489,492
Item 6. Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.

Registrant

August 7, 2009	/s/ Joseph H. Stegmayer

Joseph H. Stegmayer
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	/s/ Daniel L. Urness

Daniel L. Urness
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Certificate of Amendment of Restated Certificate of Incorporation

3.3	(3)	Amended and Restated Bylaws

10.1	(4)	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries.

31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(4)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 23, 2009.

*	Filed herewith

**	Furnished herewith