Form 10-Q
period 2009-09-30
CAVCO INDUSTRIES INC
filed 2009-11-06
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of November 3, 2009, there were 6,509,684 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$82,222	$70,557
Short-term investments	2,481	4,464
Restricted cash	422	244
Accounts receivable	11,164	6,234
Inventories	17,222	9,333
Prepaid expenses and other current assets	3,541	3,676
Deferred income taxes	7,683	3,434

Total current assets	124,735	97,942

Property, plant and equipment, at cost:
Land	16,194	6,580
Buildings and improvements	21,040	7,355
Machinery and equipment	10,858	8,203

	48,092	22,138
Accumulated depreciation	(9,788)	(9,279)

	38,304	12,859

Inventory finance notes receivable, net	3,163	484
Goodwill and intangible assets, net	68,939	67,346

Total assets	$235,141	$178,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,118	$739
Accrued liabilities	29,577	13,753

Total current liabilities	34,695	14,492

Deferred income taxes	18,867	16,099

Commitments and contingencies

Cavco Industries, Inc. stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,509,684 and 6,506,843 shares, respectively	65	65
Additional paid-in capital	126,255	126,045
Retained earnings	20,318	21,930

Total Cavco Industries, Inc. stockholders’ equity	146,638	148,040

Noncontrolling interest	34,941	—

Total equity	181,579	148,040

Total liabilities and stockholders’ equity	$235,141	$178,631

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$29,377	$30,030	$42,972	$65,539
Cost of sales	25,229	26,329	38,730	57,650

Gross profit	4,148	3,701	4,242	7,889
Selling, general and administrative expenses	4,541	3,145	7,010	6,246

(Loss) income from operations	(393)	556	(2,768)	1,643
Interest income	29	285	56	579

(Loss) income before income taxes	(364)	841	(2,712)	2,222
Income tax benefit (expense)	142	(323)	1,041	(851)

Net (loss) income	(222)	518	(1,671)	1,371
Less: net loss attributable to noncontrolling interest	(59)	—	(59)	—

Net (loss) income attributable to Cavco Industries, Inc. common stockholders	$(163)	$518	$(1,612)	$1,371

Net (loss) income per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$(0.03)	$0.08	$(0.25)	$0.21

Diluted	$(0.03)	$0.08	$(0.25)	$0.20

Weighted average shares outstanding:
Basic	6,507,547	6,484,362	6,507,225	6,472,677

Diluted	6,507,547	6,705,005	6,507,225	6,695,902

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(1,671)	$1,371
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	516	425
Deferred income taxes	(828)	1,150
Share-based compensation expense	160	143
Tax benefits from option exercises	—	(31)
Gain on sale of property, plant and equipment	(9)	(4)
Changes in operating assets and liabilities:
Restricted cash	(178)	179
Accounts receivable	(2,833)	2,281
Inventories	(83)	(1,196)
Prepaid expenses and other current assets	143	78
Inventory finance notes receivable	(2,679)	—
Accounts payable and accrued liabilities	8,038	(2,091)

Net cash provided by operating activities	576	2,305

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(157)	(817)
Proceeds from sale of property, plant and equipment	12	20
Purchase of Fleetwood Homes assets and certain liabilities	(25,799)	—
Purchases of short-term investments	(1,488)	—
Proceeds from sale of short-term investments	3,471	—

Net cash used in investing activities	(23,961)	(797)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	50	583
Proceeds from issuance of Fleetwood Homes, Inc. stock	35,000	—

Net cash provided by financing activities	35,050	583

Net increase in cash and cash equivalents	11,665	2,091
Cash and cash equivalents at beginning of period	70,557	73,610

Cash and cash equivalents at end of period	$82,222	$75,701

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$—	$25

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
The accompanying Consolidated Financial Statements of Cavco Industries, Inc., and its subsidiaries (collectively, the “Company” or “Cavco”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. Certain prior period amounts have been reclassified to conform to current period classification. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2009 (the “Form 10-K”).
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that combines existing authoritative standards into a comprehensive, topically organized online database. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.
As discussed further in Note 8, on July 15, 2009, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), formed FH Holding, Inc. (“FH”), with an equity contribution of $35.0 million each for equal fifty-percent ownership interests. On July 21, 2009, FH entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Fleetwood Enterprises, Inc. (“Fleetwood”) and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On August 17, 2009 (the “Acquisition Date”), FH acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash.
Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH Holding, Inc. to Fleetwood Homes, Inc. (“Fleetwood Homes”). The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC Topic 810 Consolidation. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board control and management control of Fleetwood Homes. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements.

The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under special inventory financing programs for retailers. In connection with these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. While some manufacturers are unable or have elected not to participate in such inventory finance programs, the Company’s financial capabilities have enabled such sources of manufactured home inventory finance to be available for Cavco and Fleetwood Homes products.
The Company’s deferred tax assets primarily result from financial statement accruals and its deferred tax liabilities primarily result from tax amortization of goodwill and the additional deferred tax items recorded as a result of the Fleetwood Homes acquisition.
The Company complies with the provisions of FASB ASC 740, the Income Taxes Topic, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
The income tax benefit recognized during the six months ended September 30, 2009 is the result of current period taxable losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets. Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before fiscal year 2006. In June 2009, the Arizona Department of Revenue completed its audit for the fiscal years ended March 31, 2004 through March 31, 2006, which resulted in an insignificant overpayment refunded to the Company during the second quarter of fiscal year 2010. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2004. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
During the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Cavco West facility (formerly known as the Litchfield facility). Both of these plants are located in the metropolitan area of Phoenix, Arizona. This move provides greater capabilities for the production of park models, cabins, and other specialty buildings, creates improved overall operational efficiencies at the Cavco West factory, and reduces overhead expenses. The Company incurred immaterial costs associated with this transition. The Company is evaluating its options with respect to the Specialty plant, including the potential sale of the facility.
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
In September 2006, the FASB issued a pronouncement, now included in FASB ASC Topic 820 Fair Value Measurements and Disclosures, which defines the term “fair value”, establishes a framework for measuring fair value and enhances related disclosures. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued another pronouncement that delayed the effective date of the guidance to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted the guidance for financial assets and liabilities and, effective April 1, 2009, the Company adopted the guidance for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations or cash flows. As of September 30, 2009, the Company had no assets or liabilities required to be measured at fair value pursuant to FASB ASC 820.

In December 2007, the FASB issued its pronouncements regarding business combinations and noncontrolling interest in consolidated financial statements, currently contained in FASB ASC Topic 805 Business Combinations and FASB ASC Topic 810 Consolidation, respectively, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The pronouncements were effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted the new business combination and consolidation guidance, which affected the accounting for the acquisition of the Fleetwood Homes assets that closed on August 17, 2009 and will affect the accounting for any future business combination transactions undertaken by the Company subsequent to April 1, 2009. As a result of the new business combinations pronouncement, $711 in acquisition-related transaction costs were required to be expensed as incurred in the current period rather than capitalized as part of the purchase price. Also, the differing treatment of these transaction-related costs for tax purposes affected the deferred income taxes recorded as of the Acquisition Date. In addition, the new noncontrolling interest guidance resulted in classifying Third Avenue’s financial interest in Fleetwood Homes as a “noncontrolling interest” in the equity section rather than being presented as a mezzanine item between liabilities and equity.
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement, now included in FASB ASC Topic 855 Subsequent Events, requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date of issuance, November 6, 2009, and there were no disclosable subsequent events as of November 6, 2009.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
Inventories consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
Raw materials	$10,089	$4,380
Work in process	3,054	1,570
Finished goods	4,079	3,383

	$17,222	$9,333

Accrued liabilities consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
Estimated warranties	$16,101	$5,902
Salaries, wages and benefits	2,632	1,152
Customer deposits	2,438	899
Accrued insurance	1,418	1,467
Accrued volume rebates	1,223	863
Deferred margin	886	390
Reserve for repurchase commitments	860	741
Other (various)	4,019	2,339

	$29,577	$13,753

3. Warranties
Homes are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale. The Company has recorded a liability for estimated future warranty costs relating to homes sold based upon management’s assessment of historical experience factors, an estimate of the amount of homes in the distribution channel and current industry trends. Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$5,417	$6,681	$5,902	$6,619
Liability assumed with Fleetwood Homes	11,184	—	11,184	—
Charged to costs and expenses	526	1,524	1,278	3,347
Deductions	(1,026)	(1,681)	(2,263)	(3,442)

Balance at end of period	$16,101	$6,524	$16,101	$6,524

4. Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 24 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $14,497 at September 30, 2009, without reduction for the resale value of the homes. The Company applies the Guarantees Topic of the FASB Accounting Standards Codification (FASB ASC 460) and FASB ASC 450-20 Loss Contingencies to account for its liability for repurchase commitments. Under the provisions of FASB ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of FASB ASC 450-20. The Company recorded an estimated liability of $860 at September 30, 2009 related to these commitments.
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
5. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 417,126 shares were still available for grant at September 30, 2009. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The following table summarizes the option activity within the Company’s stock-based compensation plans for the six months ended September 30, 2009:

Number
of Shares
Outstanding at March 31, 2009	576,079
Granted	137,500
Exercised	(2,499)

Outstanding at September 30, 2009	711,080

Exercisable at September 30, 2009	548,205

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended September 30, 2009 is as follows:

Number
of Shares
Nonvested at March 31, 2009	1,182
Vested	(342)

Nonvested at September 30, 2009	840

6. Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(163)	$518	$(1,612)	$1,371

Weighted average shares outstanding:
Basic	6,507,547	6,484,362	6,507,225	6,472,677
Common stock equivalents - treasury stock method	—	220,643	—	223,225

Diluted	6,507,547	6,705,005	6,507,225	6,695,902

Net (loss) income per share:
Basic	$(0.03)	$0.08	$(0.25)	$0.21

Diluted	$(0.03)	$0.08	$(0.25)	$0.20

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended September 30, 2009 and 2008 were 211,890 and 4,401, respectively. There were 197,661 and 3,403 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended September 30, 2009 and 2008, respectively.
7. Discontinued Operations
The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $354 at September 30, 2009. There were no operating losses for the three and six months ended September 30, 2009 or 2008 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $315 and $744 for the three month periods ended September 30, 2009 and 2008, respectively, and $528 and $1,608 for the six month periods ended September 30, 2009 and 2008, respectively.
8. Acquisition
On July 15, 2009, the Company and an investment partner, Third Avenue, formed FH Holding, Inc. with an equity contribution of $35.0 million each for equal fifty-percent ownership interests. The Company entered into agreements with FH and Third Avenue related to the formation and operation of the new entity, including a shareholders’ agreement, a registration rights agreement, and a management services agreement.
On July 21, 2009, FH entered into an Asset Purchase Agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On August 17, 2009, FH acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The operating manufactured housing plants are located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia. The idle plants are located in Woodland, California and Waco, Texas.
In addition, in accordance with the Purchase Agreement, the parties or their affiliates entered into a number of ancillary agreements related to the transaction, including: (1) a transition services agreement, pursuant to which Fleetwood will provide certain fee-based transition services to FH; and (2) a co-existence agreement describing the rights to certain of Fleetwood’s transferred intellectual property. These agreements were subsequently assigned by Fleetwood to unrelated third parties as part of its plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.

Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH Holding, Inc. to Fleetwood Homes, Inc. The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC Topic 810 Consolidation. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board control and management control of Fleetwood Homes. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements.
The transaction expanded the Company’s geographic reach to a national level by adding factories serving the South, Mid-Atlantic and Northwest regions. The Company expects to achieve certain synergies and cost reductions by eliminating redundant processes and overhead.
The acquisition-date fair value of the cash consideration transferred totaled $25.8 million. Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurements of certain assets and liabilities, including intangible assets and deferred income tax assets and liabilities are subject to change.

August 17,
2009
Accounts receivable	$2,097
Inventory	7,806
Property, plant and equipment	25,800
Deferred income tax assets	4,581
Intangible assets	1,600

Total identifiable assets acquired	$41,884

Accounts payable and accrued liabilities	$(12,115)
Deferred income tax liablities	(3,928)

Total liabilities assumed	(16,043)

Net identifiable assets acquired	25,841
Goodwill	—

Net assets acquired	$25,841

Of the $1,600 of acquired intangible assets, $800 was provisionally assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $800 was provisionally assigned to customer-related intangible subject to a useful life of 15 years.
The fair value of accounts receivables acquired is $2,097, with the gross contractual amount being $2,305. The Company expects that $208 will be uncollectible and reduced the purchase price by $208 per the terms of the purchase agreement.
The Company recognized $711 of acquisition related costs that were expensed in the current period. These costs were recognized in selling, general and administrative expenses on the consolidated statement of operations.
The amounts of revenue and earnings of Fleetwood Homes included in the Company’s consolidated statement of operations from the acquisition date to the period ending September 30, 2009 were $12,332 in revenue and a $118 net loss.

The Company is not required to present the pro-forma consolidated statements of operations as if Fleetwood Homes had been included in the consolidated results of the Company for the six months ending September 30, 2009 and September 30, 2008 because the acquisition of the Fleetwood Homes assets did not meet any of the thresholds to be considered significant. Generally, the acquisition of a business is considered to be significant if any of the significance tests pursuant to Regulation S-X Rule 1-02(w) (i.e. the asset, income, or investment test) exceed the 20% level. In addition, disclosure of the Fleetwood Homes pro-forma data is impracticable because only certain Fleetwood Homes manufactured housing plants were purchased out of bankruptcy and reliable financial data suitable for this purpose was not available.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the purchase agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009.
9. Stockholders’ Equity
The following table represents changes in equity, including stockholders’ equity attributable to Cavco’s stockholders and non-controlling interests (in thousands):

	Cavco Industries, Inc. Stockholders				Equity
			Additional		Attributable to
	Common Stock		paid-in	Retained	Noncontrolling
	Shares	Amount	capital	earnings	Interest	Total
Balance, March 31, 2009	6,506,843	$65	$126,045	$21,930	$—	$148,040
Stock option exercises and associated tax benefits	2,841	—	50	—	—	50
Share-based compensation	—	—	160	—	—	160
Capital contribution	—	—	—	—	35,000	35,000
Net loss	—	—	—	(1,612)	(59)	(1,671)

Balance, September 30, 2009	6,509,684	$65	$126,255	$20,318	$34,941	$181,579

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
Overview
We are the 2nd largest producer of HUD code manufactured homes in the United States, based on wholesale shipments derived from 2008 total home production data of both Cavco and Fleetwood Homes published by Manufactured Home Merchandiser magazine. The Company is also a leading producer of park model homes and vacation cabins in the United States.
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are sold to a network of retailers located throughout the continental United States. The products we manufacture are sold under a variety of brand names including “Cavco Homes” and “Fleetwood Homes”. The retail business of the Company operates six retail sales locations in Arizona, New Mexico and Texas, which offer homes produced by the Company to retail customers. Management has plans to close certain of these retail locations and does not anticipate that the closure of any of our retail outlets will materially affect our manufacturing operations.
Recent Growth
As previously reported, the Company and an investment partner, Third Avenue Value Fund, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. on August 17, 2009 through their jointly owned corporation, FH Holding, Inc., now named Fleetwood Homes, Inc. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company.
Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this report. Fleetwood Homes was formed by the Company and Third Avenue with each contributing $35.0 million in exchange for equal ownership interests. Although the Company holds a fifty-percent financial interest in Fleetwood Homes, its results of operations are required to be fully consolidated. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements.
The transaction included seven manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash (see Note 8). Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
The combined cash and cash equivalents of the Company totaled approximately $82.2 million on September 30, 2009. We believe this level of capitalization should provide resources to the several operations of the Company sufficient to endure depressed current market conditions, and establish a solid base for continued growth as conditions improve. We believe that this purchase will be a positive long-term strategic move for both the Cavco and Fleetwood Homes brand names.
Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. General economic challenges continue, including turmoil in the mortgage loan markets, overall housing sector weakness, and lower consumer confidence levels.

Excess site-built home inventory has had an adverse impact on the contingency contract process, wherein potential homebuyers must sell their existing site-built home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizable incentives to homebuyers, creating added competition for the factory-built housing industry. Also, competition from sales of repossessed site-built homes has negatively impacted retail sales of new manufactured homes. If the site-built housing industry improves, these negative impacts on the manufactured housing industry may begin to decrease. The Manufactured Housing Institute recently reported that national home shipments for the industry as a whole were down 43.1% for the first eight months of calendar year 2009, compared to the same period in the prior year.
Since the second quarter of the Company’s fiscal year 2007, incoming order rates have declined, creating lower financial results and negative year to year operating comparisons. The Company operated with a minimal backlog throughout fiscal year 2009. A $4.0 million backlog of orders as of September 30, 2009 resulted primarily from the addition of the seven Fleetwood Homes factories.
Reduced order rates have resulted in lower gross margins. The Company has acted promptly to align its production levels as incoming orders have slowed, but has had limited ability to manage product pricing to maintain historical gross margins. In addition, raw material prices have decreased only modestly during the current period. The resulting squeeze on gross margins continues to adversely impact the financial results of the Company.
In an effort to further streamline our cost structure in this environment, during the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant in Phoenix, Arizona to a second production line at its Cavco West facility (formerly known as the Litchfield facility), also located in the Phoenix area. This move provides greater capabilities for the production of park models, cabins, and other specialty buildings, creates improved overall operational efficiencies at the Cavco West factory, and reduces overhead expenses. The Company incurred immaterial costs associated with this transition. The Company is evaluating its options with respect to the Specialty plant, including the potential sale of the facility.
As of September 30, 2009, the Company continued to operate its two homebuilding facilities located in Phoenix, Arizona as well as the Seguin, Texas factory. The new factories added in connection with the Fleetwood Homes transaction during the second quarter of fiscal year 2010 are operating in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia.
The availability of inventory financing for the wholesale distribution chain continues to be a challenge within the industry. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated radical changes, including one company’s announcement to cease their lending activities entirely. The participation of others is subject to more restrictive terms that continue to evolve. In connection with certain of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. While some manufacturers are unable or have elected not to participate in such inventory finance programs, the Company’s financial capabilities have enabled such sources of manufactured home inventory finance to be available for Cavco and Fleetwood Homes products. We believe that our involvement in the wholesale financing of inventory purchases of Cavco and Fleetwood Homes product is quite helpful to retailers and allows our products to have continued exposure to potential purchasers. This initiative coincides with ongoing efforts to expand our distribution base in all of our markets with existing and new retailers.
Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, evolving regulatory processes, reductions in the number of and commitment by market lenders, and limited secondary market availability for manufactured home loans have combined as significant restraints to recovery in our industry.

Meanwhile, we have intensified our efforts to identify niche market opportunities. Green construction processes and environmentally-friendly building materials have long been a part of our home-building process and their popularity continues to expand. From bamboo flooring and tank-less water heaters to solar-powered homes, our products are diverse and tailored to the needs and desires of our customers. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
Although times are difficult, we remain optimistic about our long-term prospects and we believe that we are located in attractive geographic markets. We have an excellent and broad line of products and we maintain a conservative cost structure, which enables us to build great value into our homes. The Company has worked diligently throughout the past few years to maintain a strong financial position. Our debt-free balance sheet and solid position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
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
The American Recovery and Reinvestment Act of 2009 includes an $8,000 tax credit for a limited period during 2009 to homebuyers who have not owned a home in the previous 3 years, and is subject to other conditions. In addition to federal programs, certain states have provided incentives to promote the purchase of new homes. These and other regulatory changes may provide some stimulus going forward; however, given consumer concern about the state of the economy, we are cautious in developing expectations of any positive results from the new legislation.
Results of Operations — (Dollars in thousands, except average sales price amounts)
Three and six months ended September 30, 2009 compared to 2008
Net Sales. Total net sales decreased 2.2% to $29,377 for the three months ended September 30, 2009 compared to $30,030 for the comparable quarter last year. For the six months ended September 30, 2009, net sales decreased 34.4% to $42,972 compared to $65,539 for the same period last year.
Net Loss. Net loss attributable to Cavco Stockholders for the three and six months ended September 30, 2009 was $163 and $1,612, respectively, compared to net income of $518 and $1,371 for the comparable quarter and six-month period last year, respectively.
Gross Profit. Gross profit as a percent of sales increased to 14.1% for the three months ended September 30, 2009 from 12.3% for the same period last year and decreased to 9.9% for the six months ended September 30, 2009 from 12.0% last year. The gross profit was affected by changes in production efficiency, production rates, product mix and product pricing pressures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 44.4% or $1,396, to $4,541, or 15.5% of net sales, for the three months ended September 30, 2009 versus $3,145, or 10.5% of net sales, for the same period last year. For the six month period ended September 30, 2009, selling, general and administrative expenses increased 12.2% or $764 to $7,010 from $6,246 last year. The increase relates primarily to $711 in non-recurring acquisition related costs for the purchase of the Fleetwood Homes assets and additional expenses due to the increased size of the consolidated Company.

Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents held at various times throughout the period. Our interest income decreased 89.8% to $29 for the three months ended September 30, 2009 as compared to $285 during the prior year period. For the six month period ended September 30, 2009, interest income decreased 90.3% to $56 from $579 last year. The decrease resulted from the effect of lower interest rates earned on our investments in U.S. Treasury money market funds and short-term bank certificates of deposit.
Income Taxes. The income tax benefit recognized during the three and six months ended September 30, 2009 is the result of current period losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets. The effective income tax rate was approximately 39% and 38% for the three months ended September 30, 2009 and 2008, respectively. For the six month periods ended September 30, 2009 and 2008, the effective income tax rate was approximately 38%.
Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).
Liquidity and Capital Resources
We believe that cash and cash equivalents and short-term investments at September 30, 2009, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $576 of cash during the six months ended September 30, 2009 as compared to providing $2,305 during the same period last year. Cash provided by operating activities for the current period was primarily from an increase in accounts payable and accrued liabilities, offset in part by operating losses before non-cash charges, cash used for inventory finance initiatives and an increase in trade receivables. Cash generated by operating activities during the six months ended September 30, 2008 was mainly the result of operating income before non-cash charges and lower trade receivables, offset in part by an increase in the Company’s inventory balances and a decrease in accrued liabilities.
Investing activities required the use of $23,961 of cash during the six months ended September 30, 2009 compared to the use of $797 of cash during the same period last year. Cash used by investing activities in the current period comprised primarily of $25,799 for the acquisition of the Fleetwood Homes assets, offset in part by net proceeds of $1,983 from sales of short-term investments in short-term bank certificates of deposit. During the six months ended September 30, 2008, cash was used in investing activities mainly for the purchase of our previously leased retail lot located in Albuquerque, New Mexico, as well as normal recurring capital expenditures in all of our factories.
Financing activities provided $35,050 and $583 in cash during the six months ended September 30, 2009 and 2008, respectively, resulting from proceeds from the issuance of Fleetwood Homes, Inc. stock to Third Avenue Value Fund for $35,000 with the remaining cash generated by financing activities in the current and prior year period associated with the issuance of common stock under our stock incentive plans.

Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In September 2006, the FASB issued a pronouncement, now included in FASB ASC Topic 820 Fair Value Measurements and Disclosures, which defines the term “fair value”, establishes a framework for measuring fair value and enhances related disclosures. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued another pronouncement that delayed the effective date of the guidance to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted the guidance for financial assets and liabilities and, effective April 1, 2009, the Company adopted the guidance for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations or cash flows. As of September 30, 2009, the Company had no assets or liabilities required to be measured at fair value pursuant to FASB ASC 820.
In December 2007, the FASB issued its pronouncements regarding business combinations and noncontrolling interest in consolidated financial statements, currently contained in FASB ASC Topic 805 Business Combinations and FASB ASC Topic 810 Consolidation, respectively, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The pronouncements were effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted the new business combination and consolidation guidance, which affected the accounting for the acquisition of the Fleetwood Homes transaction closed on August 17, 2009 and any future business combination transactions undertaken by the Company subsequent to April 1, 2009. As a result of the new business combinations pronouncement, $711 in acquisition-related transaction costs were required to be expensed as incurred in the current period rather than capitalized as part of the purchase price. Also, the differing treatment of these transaction-related costs for tax purposes affected the deferred income taxes recorded as of the Acquisition Date. In addition, the new noncontrolling interest guidance resulted in classifying Third Avenue’s financial interest in Fleetwood Homes as a “noncontrolling interest” in the equity section rather than being presented as a mezzanine item between liabilities and equity.
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement, now included in FASB ASC Topic 855 Subsequent Events, requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date of issuance, November 6, 2009, and there were no disclosable subsequent events as of November 6, 2009.
In June 2009, the Financial Accounting Standards Board approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that combines existing authoritative standards into a comprehensive, topically organized online database. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.
From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Forward-looking Statements
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by retail lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by geographic concentration and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition; and

•	We may not be able to successfully integrate Fleetwood Homes and any future acquisition or attain the anticipated benefits and Fleetwood Homes and other future acquisitions may adversely impact the Company’s liquidity.

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
(b) Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2009, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
The risk factors included in our Form 10-K and our Form 10-Q for the quarterly period ended June 30, 2009 have not materially changed other than as follows:
(1)	With respect to an additional risk factor related to the acquisition of Fleetwood Homes and any potential acquisitions.
We may not be able to successfully integrate Fleetwood Homes and any future acquisition or attain the anticipated benefits and the acquisition of Fleetwood Homes and other future acquisitions may adversely impact the Company’s liquidity.
We recently completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood Homes. We may also consider other strategic acquisitions if such opportunities arise. Any transactions that we consider may involve a number of risks including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the newly acquired operations or employees of Fleetwood Homes or potential future acquisitions. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.

Item 5. Other Information
On November 5, 2009, the Compensation Committee of the Board of Directors (the “Board”) of Cavco Industries, Inc., a Delaware Corporation (the “Company”), approved the Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2010 (the “CFO Incentive Plan”) for Daniel L. Urness, the Company’s Vice President, Treasurer and Chief Financial Officer. The CFO Incentive Plan consists of three components: (i) a specific objectives based bonus of up to $50,000 paid in quarterly installments corresponding to the Company’s fiscal year; (ii) a special projects based bonus of up to $50,000 to be paid in increments upon completion of certain assigned projects; and (iii) a profit related bonus of up to $75,000. The specific objectives bonus will be based upon the performance of Mr. Urness and the specific progress made in successfully achieving certain business objectives established by the Compensation Committee and the CEO in the areas of (i) accounting and finance, including the expansion of the internal audit function; (ii) information technology; and (iii) operations. The special projects bonus is related to Mr. Urness’ work on projects such as the Fleetwood Homes asset purchase; development and implementation of an inventory finance program; and other acquisition and corporate development work. The profit based bonus is dependent upon the Company achieving specific pre-tax income thresholds as follows: (i) for pretax income between $500,000 and $999,999 a bonus of up to $25,000 may be awarded; (ii) for pretax income between $1,000,000 and $1,499,000 a bonus of up to $50,000 may be paid; and (iii) for pretax income of $1,500,000 and above, a bonus of up to $75,000 may be paid. Bonus payments under the CFO Incentive Plan are paid in cash at the discretion of the Board. Additionally, the Compensation Committee approved an increase in Mr. Urness’ base salary from $165,000 per annum to $175,000 per annum.
Item 6. Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc. Registrant
November 6, 2009	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 6, 2009	/s/ Daniel L. Urness
Daniel L. Urness
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation

3.3(3)	Amended and Restated Bylaws

10.1(4)	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(4)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 23, 2009.

*	Filed herewith

**	Furnished herewith