Form 10-Q
period 2009-12-31
CAVCO INDUSTRIES INC
filed 2010-02-09
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of February 5, 2010, there were 6,541,684 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77,241	$70,557
Short-term investments	496	4,464
Restricted cash	287	244
Accounts receivable	5,585	6,234
Inventories	15,245	9,333
Prepaid expenses and other current assets	7,754	3,676
Deferred income taxes	7,109	3,434

Total current assets	113,717	97,942

Property, plant and equipment, at cost:
Land	16,194	6,580
Buildings and improvements	20,608	7,355
Machinery and equipment	10,803	8,203

	47,605	22,138
Accumulated depreciation	(9,614)	(9,279)

	37,991	12,859
Inventory finance notes receivable, net	8,730	484
Goodwill and intangible assets, net	68,926	67,346

Total assets	$229,364	$178,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,870	$739
Accrued liabilities	26,378	13,753

Total current liabilities	28,248	14,492

Deferred income taxes	20,278	16,099

Commitments and contingencies

Cavco Industries, Inc. stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,541,684 and 6,506,843 shares, respectively	65	65
Additional paid-in capital	126,682	126,045
Retained earnings	19,288	21,930

Total Cavco Industries, Inc. stockholders’ equity	146,035	148,040

Noncontrolling interest	34,803	—

Total equity	180,838	148,040

Total liabilities and stockholders’ equity	$229,364	$178,631

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$36,369	$25,093	$79,341	$90,632
Cost of sales	33,106	22,440	71,836	80,090

Gross profit	3,263	2,653	7,505	10,542
Selling, general and administrative expenses	4,954	2,859	11,964	9,105

(Loss) income from operations	(1,691)	(206)	(4,459)	1,437
Interest income	52	151	108	730

(Loss) income before income taxes	(1,639)	(55)	(4,351)	2,167
Income tax benefit (expense)	471	165	1,512	(686)

Net (loss) income	(1,168)	110	(2,839)	1,481
Less: net loss attributable to noncontrolling interest	(138)	—	(197)	—

Net (loss) income attributable to Cavco Industries, Inc. common stockholders	$(1,030)	$110	$(2,642)	$1,481

Net (loss) income per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$(0.16)	$0.02	$(0.41)	$0.23

Diluted	$(0.16)	$0.02	$(0.41)	$0.22

Weighted average shares outstanding:
Basic	6,511,184	6,499,362	6,508,552	6,481,572

Diluted	6,511,184	6,693,418	6,508,552	6,695,654

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(2,839)	$1,481
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	863	623
Deferred income taxes	1,157	1,531
Share-based compensation expense	270	156
Tax benefits from option exercises	317	329
Incremental tax benefits from option exercises	(277)	(277)
Gain on sale of property, plant and equipment	(10)	(5)
Changes in operating assets and liabilities:
Restricted cash	(43)	239
Accounts receivable	2,746	2,397
Inventories	1,894	634
Prepaid expenses and other current assets	(4,070)	(1,624)
Inventory finance notes receivable	(8,246)	—
Accounts payable and accrued liabilities	1,591	(5,110)

Net cash (used in) provided by operating activities	(6,647)	374

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(178)	(910)
Proceeds from sale of property, plant and equipment	13	21
Purchase of Fleetwood Homes assets and certain liabilities	(25,799)	—
Purchases of short-term investments	(1,488)	—
Proceeds from sale of short-term investments	5,456	—

Net cash used in investing activities	(21,996)	(889)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	50	769
Proceeds from issuance of Fleetwood Homes, Inc. stock	35,000	—
Incremental tax benefits from option exercises	277	277

Net cash provided by financing activities	35,327	1,046

Net increase in cash and cash equivalents	6,684	531
Cash and cash equivalents at beginning of period	70,557	73,610

Cash and cash equivalents at end of period	$77,241	$74,141

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$—	$45

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2009
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
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that combines existing authoritative standards into a comprehensive, topically organized online database. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.
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
Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH Holding, Inc. to Fleetwood Homes, Inc. (“Fleetwood Homes”). The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC Topic 810 Consolidation. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board control and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements.

The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under special inventory financing programs for the benefit of our independent retailers’ home product inventory needs. Under the terms of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. In certain of these programs, the Company also assumes the risk of loss and therefore recorded an applicable loss reserve. While some manufacturers are unable or have elected not to participate in such inventory finance programs, the Company’s financial capabilities have enabled such sources of manufactured home inventory finance to be available to retailers for Cavco and Fleetwood Homes products.
The Company’s deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes, and its deferred tax liabilities primarily result from tax amortization of goodwill. The Company increased its deferred tax balances during the second fiscal quarter ended September 30, 2009 as a result of the Fleetwood Homes acquisition.
The Company complies with the provisions of FASB ASC 740, Income Taxes, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
The income tax benefit recognized during the nine months ended December 31, 2009, is the result of current period taxable losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets. Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before fiscal year 2007. In June 2009, the Arizona Department of Revenue completed its audit for the fiscal years ended March 31, 2004 through March 31, 2006, which resulted in an insignificant overpayment refunded to the Company during the second quarter of fiscal year 2010. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
During the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Cavco West facility (formerly known as the Litchfield facility). Both of these plants are located in the metropolitan area of Phoenix, Arizona. This move provided greater capabilities for the production of park models, cabins, and other specialty buildings, created improved overall operational efficiencies at the Cavco West factory, and is serving to gradually reduce overhead expenses. The costs associated with this transition were not material. The Company is evaluating its options with respect to the idle Specialty plant, including the potential sale or lease of the facility.
Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales are reduced by a provision for estimated repurchase obligations (see Note 4). Revenue from homes sold under special inventory finance programs involving funds provided by the Company is deferred until such time that payment for the related loan receivable is received by the Company. Retail sales by Company-owned retail locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.

In September 2006, the FASB issued a pronouncement, now included in FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines the term “fair value”, establishes a framework for measuring fair value and enhances related disclosures. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued another pronouncement that delayed the effective date of the guidance to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted the guidance for financial assets and liabilities and, effective April 1, 2009, the Company adopted the guidance for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2009, the Company had no assets or liabilities required to be measured at fair value pursuant to FASB ASC 820.
In December 2007, the FASB issued its pronouncements regarding business combinations and noncontrolling interest in consolidated financial statements, currently contained in FASB ASC Topic 805, Business Combinations, and FASB ASC Topic 810, Consolidation, respectively, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The pronouncements were effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted the new business combination and consolidation guidance, which affected the accounting for the Fleetwood Homes transaction that closed on August 17, 2009. As a result of the new business combinations pronouncement, $750 in acquisition-related transaction costs were required to be expensed as incurred in fiscal year 2010 rather than capitalized as part of the purchase price. Also, the differing treatment of these transaction-related costs for tax purposes affected the deferred income taxes recorded as of the Acquisition Date. In addition, the new noncontrolling interest guidance resulted in classifying Third Avenue’s financial interest in Fleetwood Homes as a “noncontrolling interest” in the equity section of the Balance Sheet rather than being presented as a mezzanine item between liabilities and equity.
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement, now included in FASB ASC Topic 855, Subsequent Events, requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of December 31, 2009 through the date of issuance, February 9, 2010, and there were no disclosable subsequent events as of February 9, 2010.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
Inventories consist of the following (in thousands):

	December 31,	March 31,
	2009	2009

Raw materials	$9,552	$4,380
Work in process	2,898	1,570
Finished goods	2,795	3,383

	$15,245	$9,333

Accrued liabilities consist of the following (in thousands):

	December 31,	March 31,
	2009	2009

Estimated warranties	$15,001	$5,902
Salaries, wages and benefits	2,422	1,152
Deferred margin	1,725	390
Accrued insurance	1,510	1,467
Accrued volume rebates	1,277	863
Reserve for repurchase commitments	990	741
Customer deposits	851	899
Other (various)	2,602	2,339

	$26,378	$13,753

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Balance at beginning of period	$16,101	$6,524	$5,902	$6,619
Liability assumed with Fleetwood Homes	—	—	11,184	—
Charged to costs and expenses	1,463	1,164	2,741	4,511
Payments and deductions	(2,563)	(1,444)	(4,826)	(4,886)

Balance at end of period	$15,001	$6,244	$15,001	$6,244

4. Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $14,922 at December 31, 2009, without reduction for the resale value of the homes. The Company applies the Guarantees Topic of the FASB Accounting Standards Codification (FASB ASC 460) and FASB ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. Under the provisions of FASB ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of FASB ASC 450-20. The Company recorded an estimated liability of $990 at December 31, 2009 related to these commitments.
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
5. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 414,626 shares were still available for grant at December 31, 2009. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 31, 2009:

Number
of Shares

Outstanding at March 31, 2009	576,079
Granted	140,000
Exercised	(34,499)

Outstanding at December 31, 2009	681,580

Exercisable at December 31, 2009	519,330

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended December 31, 2009 is as follows:

Number
of Shares

Nonvested at March 31, 2009	1,182
Vested	(342)

Nonvested at December 31, 2009	840

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net (loss) income attributable to Cavco Industries, Inc. common stockholders	$(1,030)	$110	$(2,642)	$1,481

Weighted average shares outstanding:
Basic	6,511,184	6,499,362	6,508,552	6,481,572
Common stock equivalents — treasury stock method	—	194,056	—	214,082

Diluted	6,511,184	6,693,418	6,508,552	6,695,654

Net (loss) income per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$(0.16)	$0.02	$(0.41)	$0.23

Diluted	$(0.16)	$0.02	$(0.41)	$0.22

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 31, 2009 and 2008 were 222,406 and 13,424, respectively. There were 236,132 and 4,768 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended December 31, 2009 and 2008, respectively.
7. Discontinued Operations
The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations. Included in the accompanying Consolidated Balance Sheet are finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers of approximately $275 at December 31, 2009. There were no operating losses for the three and nine months ended December 31, 2009 or 2008 for the stores identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values. Net sales for the retail sales centers to be disposed of approximated $535 and $9 for the three month periods ended December 31, 2009 and 2008, respectively, and $1,063 and $1,617 for the nine month periods ended December 31, 2009 and 2008, respectively.
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
On July 21, 2009, FH entered into a Purchase Agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On August 17, 2009, FH acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The operating manufactured housing plants are located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia. The idle plants are located in Woodland, California and Waco, Texas.

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
Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH Holding, Inc. to Fleetwood Homes, Inc. The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC Topic 810 Consolidation. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board control and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of the management services agreement, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements.
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

August 17,
2009

Accounts receivable	$2,097
Inventory	7,806
Property, plant and equipment	25,800
Deferred income tax assets	4,581
Intangible assets	1,600

Total identifiable assets acquired	$41,884

Accounts payable and accrued liabilities	$(12,115)
Deferred income tax liabilities	(3,928)

Total liabilities assumed	(16,043)

Net identifiable assets acquired	25,841
Goodwill	—

Net assets acquired	$25,841

Of the $1,600 of acquired intangible assets, $800 was provisionally assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $800 was provisionally assigned to customer-related intangible subject to a useful life of 15 years amortized on a straight-line basis.
The fair value of accounts receivables acquired is $2,097, with the gross contractual amount being $2,305. The Company determined that $208 would be uncollectible and reduced the purchase price by $208 per the terms of the purchase agreement.
The Company recognized $750 of acquisition related costs that were expensed as incurred. These costs were recognized in selling, general and administrative expenses on the consolidated statement of operations.
For the three months ended December 31, 2009, Fleetwood Homes recorded net sales of $20,707 and net loss of $276. For the period from the acquisition date through December 31, 2009, the amounts included in the Company’s consolidated statement of operations were $33,039 in net sales and a $394 net loss.
The Company is not required to present the pro-forma consolidated statements of operations as if Fleetwood Homes had been included in the consolidated results of the Company for the nine months ending December 31, 2009 and December 31, 2008 because the transaction did not meet any of the thresholds to be considered significant. Generally, the acquisition of a business is considered to be significant if any of the significance tests pursuant to Regulation S-X Rule 1-02(w) (i.e. the asset, income, or investment test) exceed the 20% level. In addition, disclosure of the Fleetwood Homes pro-forma data is impracticable because only certain Fleetwood Homes manufactured housing plants were purchased out of bankruptcy and reliable financial data suitable for this purpose was not available.
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
9. Stockholders’ Equity
The following table represents changes in equity, including stockholders’ equity attributable to Cavco’s stockholders and non-controlling interests (in thousands):

	Cavco Industries, Inc. Stockholders				Equity
			Additional		Attributable to
	Common Stock		paid-in	Retained	Noncontrolling
	Shares	Amount	capital	earnings	Interest	Total

Balance, March 31, 2009	6,506,843	$65	$126,045	$21,930	$—	$148,040

Stock option exercises and associated tax benefits	34,841	—	367	—	—	367
Share-based compensation	—	—	270	—	—	270
Capital contribution	—	—	—	—	35,000	35,000
Net loss	—	—	—	(2,642)	(197)	(2,839)

Balance, December 31, 2009	6,541,684	$65	$126,682	$19,288	$34,803	$180,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements that appear in Item 1 of this Report.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are sold to a network of retailers located throughout the continental United States. The products we manufacture are sold under a variety of brand names including “Cavco Homes” and “Fleetwood Homes.” We are the 2nd largest producer of HUD code manufactured homes in the United States, based on wholesale shipments derived from 2008 total home production data of both Cavco and Fleetwood Homes published by Manufactured Home Merchandiser magazine. The Company is also a leading producer of park model homes and vacation cabins in the United States.
Recent Growth
As previously reported, the Company and an investment partner, Third Avenue Value Fund, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. on August 17, 2009 through their jointly owned corporation, FH Holding, Inc., subsequently re-named Fleetwood Homes, Inc. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company.
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
As of December 31, 2009, in addition to the seven factories listed above, the Company also continued to operate its two homebuilding facilities located in Phoenix, Arizona as well as its factory in Seguin, Texas. The integration of the Cavco and Fleetwood Homes operations has progressed well. Operating styles and management philosophies have been merged and the business has begun to operate as a cohesive organization. We are in the process of expanding our product offerings throughout the combined organization via the sharing of product designs and production methods. The supportive response by our customer base to the acquisition has been encouraging. We expect to realize some operating efficiency improvements as a result of our larger size and buying power although for a period of time, transition related expenses will mask a portion of such cost savings.
The combined cash and cash equivalents of the Company totaled approximately $77.2 million on December 31, 2009. We believe this level of capitalization should provide resources to the operations of the Company sufficient to endure depressed current market conditions and to establish a solid base for continued growth as conditions improve. We believe that the acquisition will be a positive long-term strategic move for both the Cavco and Fleetwood Homes brands.

Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. General economic challenges remain, including turmoil in the mortgage loan markets, overall housing sector weakness, and low consumer confidence levels.
Excess site-built home inventory has had an adverse impact on the contingency contract process, wherein potential homebuyers must sell their existing home in order to facilitate the purchase of a new manufactured home. In addition, many on-site home builders with high inventory levels are offering sizable incentives to homebuyers, creating added competition for the factory-built housing industry. Also, competition from sales of repossessed site-built homes has negatively impacted retail sales of new manufactured homes. As the site-built housing industry improves, these negative impacts on the manufactured housing industry may begin to decrease. The Manufactured Housing Institute recently reported that national home shipments for the industry as a whole were down 39.2% for calendar year 2009, compared to the prior year.
The Company has operated with a minimal backlog throughout fiscal years 2009 and 2010. The backlog of sales orders at December 31, 2009 varied among our ten factories, but in total was $2.5 million, which is less than one week of production.
Low margins on homes sold have characterized the current fiscal year to date, the result of low price-point homes becoming an increasingly larger part of the Company’s production mix. Margins are also impacted by production inefficiencies inherent in the current environment of reduced order rates. The Company has acted promptly to align its production levels with the reduced incoming order flow, but has had limited ability to manage product pricing to maintain historical gross margins. In addition, raw material prices have decreased only modestly in fiscal year 2010 compared to the last fiscal year. The resulting squeeze on gross margins continues to adversely affect the financial results of the Company.
In an effort to further streamline our cost structure in this environment, during the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant in Phoenix, Arizona to a second production line at its Cavco West facility (formerly known as the Litchfield facility), also located in the Phoenix area. This move provided greater capabilities for the production of park models, cabins, and other specialty buildings, created improved overall operational efficiencies at the Cavco West factory, and is serving to gradually reduce overhead expenses. The costs associated with this transition were immaterial. The Company is evaluating its options with respect to the idle Specialty plant, including the potential sale or lease of the facility.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated radical changes, including one company’s announcement to cease their lending activities entirely. The participation of others is subject to more restrictive terms that continue to evolve. In connection with certain of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. In certain of these programs, the Company also assumes the risk of loss and therefore recorded an applicable loss reserve. While some manufacturers are unable or have elected not to participate in such inventory finance programs, the Company’s financial capabilities have enabled such sources of manufactured home inventory finance to be available to retailers for Cavco and Fleetwood Homes products. We believe that our involvement in the wholesale financing of inventory purchases of Cavco and Fleetwood Homes product is quite helpful to retailers and allows our products to have continued exposure to potential homebuyers. This initiative coincides with ongoing efforts to expand our distribution base in all of our markets with existing and new retailers.
Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, evolving regulatory processes, reductions in the number of and commitment by market lenders, and limited secondary market availability for manufactured home loans have combined as significant restraints to recovery in the industry. We are working alongside industry peers to encourage favorable legislative action on behalf of the mortgage financing needs of potential buyers of affordable homes in a number of ways, including our support of industry associations and their efforts in this regard. While some progress has been made in this area, such as increased loan limits for government backed home-only loans, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized.

Meanwhile, we have intensified our efforts to identify niche market opportunities where our diverse product lines and custom building capabilities provide our company with a competitive advantage. Green construction processes and environmentally-friendly building materials have long been a part of our home-building process and their popularity is expected to grow. From bamboo flooring and tank-less water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
Although times are difficult, we remain optimistic about our long-term prospects. We believe that we are located in attractive geographic markets, we have a diverse line of products and we maintain a conservative cost structure, which enables us to build great value into our homes. The Company has worked diligently throughout the past few years to maintain a strong financial position. Our debt-free balance sheet and solid position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
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
The American Recovery and Reinvestment Act of 2009 included an $8,000 tax credit for a limited period to homebuyers who have not owned a home in the previous 3 years, subject to other conditions. The Worker, Homeownership, and Business Assistance Act of 2009 extended and expanded the first-time homebuyer credit, authorized a $6,500 credit for long-time homeowners buying a new principal residence and raised the income limitations for homeowners claiming the credit. In addition to federal programs, certain states have provided incentives to promote the purchase of new homes. These and other regulatory changes may provide some stimulus going forward; however, given consumer concern about the state of the economy, we are cautious in developing expectations of any positive results from the new legislation.
Results of Operations — (Dollars in thousands, except average sales price amounts)
Three and nine months ended December 31, 2009 compared to 2008
Net Sales. Total net sales increased 44.9% to $36,369 for the three months ended December 31, 2009 compared to $25,093 for the comparable quarter last year. The third quarter 2010 results include the Fleetwood Homes operations which, as previously reported, were acquired during the second quarter of the current fiscal year. For the nine months ended December 31, 2009, net sales decreased 12.5% to $79,341 compared to $90,632 for the same period last year.
Net Loss. Net loss attributable to Cavco Stockholders for the three and nine months ended December 31, 2009 was $1,030 and $2,642, respectively, compared to net income of $110 and $1,481 for the comparable quarter and nine-month period last year, respectively.

Gross Profit. Gross profit as a percent of sales decreased to 9.0% for the three months ended December 31, 2009 from 10.6% for the same period last year and decreased to 9.5% for the nine months ended December 31, 2009 from 11.6% last year. The gross profit was negatively affected by lower margins typically associated with lower average selling prices. The average sales price per floor of $22,571 for the three months ended December 31, 2009 was 14.9% lower than the $26,535 average sales price per floor last year. For the nine months ended December 31, 2009, the average sales price per floor decreased 10.3% to $23,483 compared to $26,170 last year. The downward movement in the average wholesale selling price is primarily from currently depressed market conditions. The gross profit was also adversely affected by reduced production efficiencies inherent with low capacity utilization.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 73.3% or $2,095, to $4,954, or 13.6% of net sales, for the three months ended December 31, 2009 versus $2,859, or 11.4% of net sales, for the same period last year. For the nine month period ended December 31, 2009, selling, general and administrative expenses increased 31.4% or $2,859 to $11,964 from $9,105 last year. The increase relates primarily to $750 in non-recurring acquisition related costs for the purchase of the Fleetwood Homes assets and additional expenses due to the increased size of the consolidated Company.
Interest Income. Interest income represents income earned on short-term investments and unrestricted cash and cash equivalents held at various times throughout the period. Our interest income decreased 65.6% to $52 for the three months ended December 31, 2009 as compared to $151 during the prior year period. For the nine month period ended December 31, 2009, interest income decreased 85.2% to $108 from $730 last year. The decrease resulted from the effect of lower interest rates earned on our investments in U.S. Treasury money market funds and short-term bank certificates of deposit.
Income Taxes. The income tax benefit recognized during the three and nine months ended December 31, 2009 is the result of current period losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets. For the nine month periods ended December 31, 2009 and 2008, the effective income tax rate was approximately 35% and 32%, respectively.
Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are considered discontinued retail operations (see Note 7).
Liquidity and Capital Resources
We believe that cash and cash equivalents and short-term investments at December 31, 2009, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s strong cash position, the Company has not sought, nor does it have access to, external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities required the use of $6,647 of cash during the nine months ended December 31, 2009 as compared to providing $374 during the same period last year. Cash used in operating activities for the current period primarily funded operating losses before non-cash charges, inventory finance initiatives and an increase in prepaid expenses and other current assets, offset in part by a decrease in trade receivables and inventories and an increase in accounts payable and accrued liabilities. Cash generated by operating activities during the nine months ended December 31, 2008 was mainly the result of operating income before non-cash charges and lower trade receivables, offset in part by an increase in the Company’s prepaid expenses and other current assets and a decrease in trade payables, customer deposits and accrued salaries, wages and benefits.

Investing activities required the use of $21,996 of cash during the nine months ended December 31, 2009 compared to the use of $889 of cash during the same period last year. Cash used by investing activities in the current period comprised primarily of $25,799 for the acquisition of the Fleetwood Homes assets, offset in part by net proceeds of $3,968 from sales of short-term investments in bank certificates of deposit. During the nine months ended December 31, 2008, cash was used in investing activities mainly for the purchase of our previously leased retail lot located in Albuquerque, New Mexico, as well as normal recurring capital expenditures in all of our factories.
Financing activities provided $35,327 and $1,046 in cash during the nine months ended December 31, 2009 and 2008, respectively, resulting from proceeds in the current fiscal period from the issuance of Fleetwood Homes, Inc. stock to Third Avenue Value Fund for $35,000 with the remaining cash generated by financing activities in the current and prior year period associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In September 2006, the FASB issued a pronouncement, now included in FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines the term “fair value”, establishes a framework for measuring fair value and enhances related disclosures. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued another pronouncement that delayed the effective date of the guidance to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted the guidance for financial assets and liabilities and, effective April 1, 2009, the Company adopted the guidance for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2009, the Company had no assets or liabilities required to be measured at fair value pursuant to FASB ASC 820.
In December 2007, the FASB issued its pronouncements regarding business combinations and noncontrolling interest in consolidated financial statements, currently contained in FASB ASC Topic 805, Business Combinations, and FASB ASC Topic 810, Consolidation, respectively, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The pronouncements were effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted the new business combination and consolidation guidance, which affected the accounting for the Fleetwood Homes transaction that closed on August 17, 2009. As a result of the new business combinations pronouncement, $750 in acquisition-related transaction costs were required to be expensed as incurred in fiscal year 2010 rather than capitalized as part of the purchase price. Also, the differing treatment of these transaction-related costs for tax purposes affected the deferred income taxes recorded as of the Acquisition Date. In addition, the new noncontrolling interest guidance resulted in classifying Third Avenue’s financial interest in Fleetwood Homes as a “noncontrolling interest” in the equity section of the Balance Sheet rather than being presented as a mezzanine item between liabilities and equity.
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement, now included in FASB ASC Topic 855, Subsequent Events, requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events after the balance sheet date of December 31, 2009 through the date of issuance, February 9, 2010, and there were no disclosable subsequent events as of February 9, 2010.

In June 2009, the Financial Accounting Standards Board approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that combines existing authoritative standards into a comprehensive, topically organized online database. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.
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
Forward-looking Statements
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by retail lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by geographic concentration and declining housing demand;

•	We have incurred net losses in current and certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	We may not be able to successfully integrate Fleetwood Homes and any future acquisition or attain the anticipated benefits and Fleetwood Homes and other future acquisitions may adversely impact the Company’s liquidity; and

•	Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations.
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
(b) Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 31, 2009, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
The risk factors included in our Form 10-K and our Form 10-Q for the quarterly periods ended September 30, 2009 and June 30, 2009 have not materially changed other than as follows:
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
(2)	With respect to an additional risk factor related to inventory finance programs and associated notes receivable and credit loss reserve.
Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations.
We are exposed to risks associated with the creditworthiness of certain customers and business partners, including independent retailers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our customers or business partners. The consequences of such adverse effects could include delinquencies by retailers who purchase our product under special inventory financing initiatives and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded notes receivable balances. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

Item 6.	Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant
February 9, 2010	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 9, 2010	/s/ Daniel L. Urness
Daniel L. Urness
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Certificate of Amendment of Restated Certificate of Incorporation

3.3	(3)	Amended and Restated Bylaws

10.1	(4)	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries.

31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(4)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 23, 2009.

*	Filed herewith

**	Furnished herewith