Form 10-K/A
period 2009-03-31
CAVCO INDUSTRIES INC
filed 2010-04-28
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware		56-2405642
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
1001 North Central Avenue, Suite 800		85004
Phoenix, Arizona (Address of Principal Executive Offices)		(Zip Code)
602-256-6263
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each Exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market, LLC

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

As of May 8, 2009, 6,506,843 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

EXPLANATORY NOTE

Cavco Industries, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A1”) for the fiscal year ended March 31, 2009, which was originally filed with the Securities and Exchange Commission on May 21, 2009, for the sole purpose of correcting the Consent of Independent Registered Public Accounting Firm.  The consent provided to the Company by the independent auditors was correctly dated May 18, 2009.  However, because of a typographical error, the consent included in the filing was inadvertently dated May 18, 2008. The correctly dated consent is filed herewith as Exhibit 23.

Except for the amendment described above, this Form 10-K/A1 does not revise, update, or in any way affect any information or disclosure contained in the 2009 Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(2) Exhibits

Exhibit Number	Exhibit Description
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date: April 27, 2010	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	April 27, 2010
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	April 27, 2010
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	April 27, 2010

/s/ Steven G. Bunger	Director	April 27, 2010

/s/ David A. Greenblatt	Director	April 27, 2010

/s/ Jack Hanna	Director	April 27, 2010