Form 10-K
period 2010-03-31
CAVCO INDUSTRIES INC
filed 2010-05-21
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2405642 (I.R.S. Employer Identification No.)

1001 North Central Avenue, Suite 800 Phoenix, Arizona (Address of principal executive offices)	85004 (Zip Code)
602-256-6263
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered

Common Stock, par value $0.01	The NASDAQ Stock Market LLC (Global Select Market)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2009 (based on the closing price on the NASDAQ Stock Market, LLC on September 30, 2009) was $49,837,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 20, 2010, 6,541,684 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

PART I

ITEM 1.	BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are mainly sold to a network of retailers throughout the continental United States. The products we manufacture are sold under a variety of brand names, including Cavco Homes and Fleetwood Homes and are offered in a variety of floor plans and price ranges. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments of both Cavco and Fleetwood Homes. Cavco is also a leading producer of park model homes and vacation cabins in the United States. Our business encompasses manufacturing operations and wholesale and retail marketing. The terms “Cavco,” “us,” “we,” “our,” the “Company,” and any other similar terms refer to Cavco Industries, Inc. and its subsidiaries, unless otherwise indicated in this Form 10-K.
We produce homes constructed to the building standards promulgated by the U.S. Department of Housing and Urban Development (“HUD”) and by the International and Universal Building Codes as well as park model homes and vacation cabins. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are multi-section homes, although we also produce single-section homes. Our park model homes are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for retirement living and are placed in planned communities or recreational home parks. We also produce vacation cabins and commercial structures for a variety of purposes, including offices and showrooms.
The Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. (“FEI”) on August 17, 2009 (the “Acquisition Date”) through their jointly owned corporation, FH Holding, Inc. (“FH”), subsequently re-named Fleetwood Homes, Inc. (“Fleetwood Homes”). Third Avenue Management is an investment advisor to Third Avenue and is a principal stockholder of the Company, as described further in Note 10 to the Consolidated Financial Statements.
Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and the related Notes that appear in this annual report on Form 10-K. Fleetwood Homes was formed by the Company and Third Avenue with each contributing $35.0 million in exchange for equal ownership interests. Although the Company holds a fifty-percent financial interest in Fleetwood Homes, its results of operations are required to be fully consolidated. See Note 1 to the Consolidated Financial Statements. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements.
The Fleetwood Homes transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash (see Note 8). Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
As of March 31, 2010, in addition to the seven factories listed above, the Company also continued to operate its two homebuilding facilities located in the Phoenix, Arizona area as well as its factory in Seguin, Texas. Our factories range in size from 79,000 to 250,000 square feet. During the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant in Phoenix, Arizona to a second production line at its Cavco West facility (formerly known as the Litchfield facility), in Goodyear, Arizona, which is in the Phoenix area. We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers.
We sell manufactured homes through seven Company-owned retail outlets and a network of independent retailers. As of March 31, 2010, our products were offered for sale through approximately 978 independent retail outlets in 35 states, Canada and Mexico. A significant number of these independent retail outlets are located in Arizona, California and Texas. The Fleetwood Homes transaction expanded the Company’s geographic reach in these states and also to a broader national level by adding factories serving independent retailers in the Northwest, South and Mid-Atlantic regions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”

Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2009, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 10% of all new single-family housing starts and 12% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute (“MHI”), during calendar year 2009, our industry shipped approximately 50,000 HUD code manufactured homes, the lowest number since shipment statistics began to be recorded in 1959. This followed approximately 82,000 homes shipped in calendar year 2008, which was the previous low. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 137,000 and 214,000, respectively.
We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The comparatively low cost of fully-equipped manufactured housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Improvements in engineering and design as well as efficiencies in production techniques continue to position manufactured homes as viable options in meeting the demand for affordable housing in markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is most affected by the availability of financing, general economic conditions, and consumer confidence.
Protracted Industry Downturn. Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. In more recent years, the industry’s downturn was exacerbated by the aggressive financing methods utilized by developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing customers to more expensive site-built homes, the global credit crisis, and general deterioration of economic conditions. These factors have resulted in declining wholesale shipments and excess manufacturing and retail locations.
As a result of the foregoing factors, based on industry data as of the end of 2009, the number of active industry manufacturing facilities was 156, a decrease of 167 plants since the end of 1999, representing a 52% reduction. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
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
Products
Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 82% of the homes we produced in fiscal year 2010 were HUD code homes. The remaining homes we build are primarily park model homes, which are constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce modular homes, vacation cabins and commercial structures built to state and local standards.

We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are ranch-style homes. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet. In fiscal year 2010, we sold 3,255 homes, of which 1,576 were multi-section. Included in single-section homes sold are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.
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
During fiscal year 2010, our average wholesale sales price for a home was approximately $35,000, excluding delivery. Many of the homes we produce are sold in transactions covering both the home and the land on which it is placed. Retail sales prices of our homes, without land, generally range from $26,000 to more than $193,000, depending upon size, floor plan, features and options.
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
Manufacturing Operations
Our homes are constructed in plant facilities using an assembly-line process employing from 80 to 220 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
During fiscal year 2010, we continued to operate two manufacturing facilities in the Phoenix, Arizona area and one in Seguin, Texas. The Fleetwood Homes transaction added seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. These manufacturing facilities range from approximately 79,000 to 250,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately seven production days. During the fiscal quarter ended March 31, 2010, our rate of production was approximately 22 sections per day.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities serves between 40 to 140 retailers along with a large number of one-time vacation cabin purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
The following table sets forth the total number of homes sold from our factories and the number of manufacturing facilities which produced those homes for the fiscal years indicated:

	Year Ended March 31,
	2010	2009	2008

Homes sold:
Single-section	1,679	1,338	1,583
Multi-section	1,576	1,265	1,718

Total homes sold	3,255	2,603	3,301

Operating manufacturing facilities at end of period	10	4	4
The principal materials used in the production of our manufactured homes include wood, wood products, aluminum, steel, gypsum wallboard, tires, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We buy these materials from various third-party manufacturers and distributors. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, destruction of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements.

During fiscal 2010 and 2009, the Company experienced generally flat pricing for materials purchased for the manufacture of homes. However, during the final quarter of fiscal 2010, prices of certain commodities increased; particularly lumber and structural panels. Prices of steel also rose to a lesser extent. In addition, the prices of materials such as carpets and vinyl products were negatively impacted by rising petroleum costs, which also increased the cost of delivery of all raw materials purchased by the Company. Faced with highly competitive market conditions, the Company has had limited ability to increase product prices accordingly. The resulting squeeze on gross margins adversely affected the financial results of the Company.
At March 31, 2010 we had a backlog of home orders of approximately $5.4 million. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.
Sales and Distribution
The following table sets forth the number of homes sold by us through independent and Company-owned distribution channels during the last three fiscal years, as well as the number of independent retail outlets and Company-owned retail centers at the end of the applicable period. The distribution channels are outlined as follows:

	Year Ended March 31,
	2010	2009	2008

Homes sold through:
Independent retail outlets	3,141	2,486	3,143
Company-owned retail centers	114	117	158

Total homes sold	3,255	2,603	3,301

Number of independent retail outlets at the end of the period	978	322	364

Number of Company-owned retail centers at the end of the period	7	6	7
Independent Retailers. As of March 31, 2010, we had a network of 978 independent retail outlets in 35 states, of which there were 172 in California, 136 in Texas, 118 in Arizona, 41 in South Carolina, 40 in North Carolina, 39 in Florida, 38 in Georgia, 37 in Virginia, 30 in each of Kentucky and New Mexico, and 29 in each of Idaho and Louisiana, and the remaining 239 in 23 other states, Canada and Mexico. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing sales during any fiscal year within the three-year period ended March 31, 2010.
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

Company-Owned Retail Sales Centers. As of March 31, 2010, we had a total of 7 Company-owned retail centers, located in Arizona, New Mexico and Texas. Over the next 12 months, we plan to close certain Company-owned retail centers, as these retail outlets have underperformed in recent years. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four salespersons. As of March 31, 2010, Company-owned sales centers had an average inventory of 7 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories and currently have no outstanding debt. Our Company-owned retail centers employ salespersons who are compensated through a combination of salary and commission. Retail centers do not have administrative staff, as we perform most administrative functions at our corporate headquarters.
Warranties. We provide a limited warranty to original retail purchasers of our homes. We warrant structural components for 12 months. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and certain other components are warranted by their original manufacturer for various lengths of time. Refer to our discussion of the Magnuson-Moss Warranty Federal Trade Commission Improvement Act under “Government Regulation” beginning on page 7.
Financing
Wholesale Financing. During fiscal year 2010, approximately 27% of our wholesale sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $12.7 million as of March 31, 2010, without reduction for the resale value of the homes.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes, including one company’s announcement to cease its lending activities in this industry entirely. The participation of others is subject to more restrictive terms that continue to evolve. In connection with certain of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. In certain of these programs, the Company also assumes the risk of loss and therefore records an appropriate loss reserve. While some manufacturers are unable or have elected not to participate in such inventory finance programs, the Company’s financial capabilities have enabled such sources of manufactured home inventory finance to be available to retailers for Cavco and Fleetwood Homes products. We believe that our involvement in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued and sufficient exposure to potential homebuyers. This initiative supports the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new retailers. See Note 1 to the Consolidated Financial Statements for related revenue recognition implications.
Consumer Financing. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry:
•	chattel (or home-only) loans for purchasers of a home with no real estate involved; and
•	real estate loans for purchasers of the home and the land on which the home is placed. Effect
During recent years, a number of home-only lenders have exited the market. The remaining lenders have tightened their credit standards and increased their interest rates, which has reduced the volume of new loans. Beginning in the late 1990s, the number of manufactured housing purchases financed with real estate loans increased. There are two types of mortgage loans: (i) conforming; and (ii) non-conforming. Conforming loans conform to requirements imposed by the Federal Housing Administration (FHA), Veteran’s Affairs (VA), Freddie Mac or Fannie Mae. Generally, conforming loans require foundations installed in accordance with specified Federal requirements and the borrower must meet certain established criteria. Non-conforming loans are financed by a major bank or lending institution, which may not require a specific foundation type and may have more flexible criteria for the borrower.
The American Housing Rescue and Foreclosure Prevention Act (the “Act”) was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the Act provides for increased loan limits for chattel (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. All changes were implemented effective June 1, 2009. Chattel loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners. However, a meaningful positive impact from these changes in the form of increased home orders at our factories has yet to be realized.

Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have combined as significant restraints to recovery in the industry. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Because only limited progress has been made in this area, such as increased loan limits for government backed home-only loans, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized.
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
In addition to us, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Palm Harbor Homes, Inc., Clayton Homes, Inc., Champion Enterprises Holding, LLC and Skyline Corporation. Certain of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.
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
Manufactured and site-built homes are all typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency (“EPA”) and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.
The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.
We have leased space for our manufacturing facility in Goodyear, Arizona since 1993. The leased premise is part of what is referred to as the Phoenix-Goodyear Airport (South) Superfund Site (PGAS), which was designated as a National Priorities List (“NPL”) site under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act in 1983. The reason for the site’s NPL designation was because of extensive soil and groundwater contamination (trichloroethylene or TCE, chromium and cadmium) that resulted from historic manufacturing at the Goodyear Tire and Rubber Company and the United States Department of Defense.
Pursuant to a consent decree entered into with the EPA, the Goodyear Tire and Rubber Company, is responsible for taking certain remedial actions at the PGAS site. In September 2005, the EPA completed its five-year review of the PGAS site and reported that the contaminant concentrations in groundwater at the site have been reduced, and treated groundwater from the treatment systems has met cleanup goals throughout that period of operation. Nonetheless, the groundwater still contains contaminant levels above specified cleanup goals as the remediation progresses. The EPA’s five-year review identified several issues regarding the ongoing effectiveness of the remedy and several new issues regarding possible presence of trace metals, vapor intrusion, institutional controls, ecological risks, and migration, all of which the EPA is addressing.

Our lease specifically refers to the consent decree with the EPA and provides that as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the sixteen years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.
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
Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act (“Magnuson-Moss Warranty Act”), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys’ fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states, including Arizona and New Mexico, require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.
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
Employees
As of March 31, 2010, we had approximately 1,300 employees. We believe that our relationship with our employees is good.
Available Information
We make available free of charge on or through our internet site, www.cavco.com, the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, the Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).

ITEM 1A.	RISK FACTORS
Our business involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in this Annual Report. The items described below are not the only risks facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.
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

As a result of the foregoing factors, based on industry data as of the end of 2009, the number of active industry manufacturing facilities has dropped by 167 plants, representing a 52% reduction since the end of 1999.
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
Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market
Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which have reduced lending volumes which has negatively impacted our sales. In addition, most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance Corp. (“Conseco Finance”) was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance, filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. (“Origen”) announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders such as Triad Financial Services, Inc. (“Triad”), U.S. Bank, and CU Factory Built Lending have tightened their loan underwriting standards. If other lenders do not absorb the volume of loans previously made by these lenders, we could experience further retail and manufacturing sales declines.
The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. During the past seven years, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry’s wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco Finance’s exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry’s wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. In recent years, the Company’s independent retailers have relied primarily on GE Commercial Distribution Finance, Textron Financial Corporation and 21st Mortgage Corporation, national lending institutions that have specialized in providing wholesale floor plan financing to manufactured housing retailers. As a result of the current credit crisis, in the last half of 2008, each of these remaining national floor plan lenders substantially curtailed their lending activities, and Textron Financial Corporation announced its exit from the business. We are concerned that floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and our access to capital on an ongoing basis.
Our operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, consumer confidence, land availability and development costs, apartment vacancy levels, and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our sales and earnings.

We have incurred net losses in current and certain prior periods and there can be no assurance that we will generate income in the future
Although we generated income from continuing operations during the previous eight fiscal years, we have incurred net losses in the current fiscal year and in certain other prior years. Net losses in these years were attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail below. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of March 31, 2010, 29% of our total assets consisted of goodwill, all of which is attributable to our manufacturing operations. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”), we review goodwill at least annually for impairment by reporting unit and record an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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
As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we have and may continue to experience operating losses during cyclical downturns in the manufactured housing market.
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
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $12.7 million as of March 31, 2010, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions
The manufactured housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. In addition, our homes compete with repossessed homes that are offered for sale in our markets. Certain of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. The ability to offer consumer finance and insurance products may provide some competitors with an advantage. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our retail and wholesale sales could be reduced.

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline
During fiscal year 2010, approximately 97% of our wholesale sales of manufactured homes were to independent retail locations. As is common in the industry, independent retailers may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.
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
Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company
Certain provisions of our restated certificate of incorporation and restated bylaws could delay or make more difficult transactions involving a change of control of our Company, and may have the effect of entrenching our current management or possibly depressing the market price of our common stock. For example, our restated certificate of incorporation and restated bylaws authorize blank series preferred stock, establish a staggered board of directors and impose certain procedural and other requirements for stockholder proposals. Furthermore, the fact that income taxes could be imposed as a result of ownership changes occurring in conjunction with a distribution may have the effect of delaying or making more difficult certain transactions involving a change of control of our Company.

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
Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition
Deterioration in global economic conditions and continued turmoil in the credit markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations, and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred recently, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse affect on the availability of financing to our customers, causing our revenues to decline.
We may not be able to successfully integrate Fleetwood Homes and any future acquisition or attain the anticipated benefits and the acquisition of Fleetwood Homes and other future acquisitions may adversely impact the Company’s liquidity
We completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood Homes in fiscal year 2010. We may also consider other strategic acquisitions if such opportunities arise. Any transactions that we consider may involve a number of risks including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the newly acquired operations or employees of Fleetwood Homes or potential future acquisitions. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.
Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations
We are exposed to risks associated with the creditworthiness of certain customers and business partners, including independent retailers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our customers or business partners. The consequences of such adverse effects could include delinquencies by retailers who purchase our product under special inventory financing initiatives and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded notes receivable balances. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own or lease and operate two manufacturing facilities in the Phoenix, Arizona area and one manufacturing plant in Seguin, Texas. Additionally, with the Fleetwood Homes transaction, we added seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. In an effort to further streamline our cost structure in this environment, during the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant in Phoenix, Arizona to a second production line at its Cavco West facility (formerly known as the Litchfield facility), in Goodyear, Arizona, which is in the Phoenix area. The Company is evaluating its options with respect to the idle Specialty plant, including the potential sale or lease of the facility.

Except in the case of the Cavco West plant, we own the land on which these facilities are located. We also own substantially all of the machinery and equipment used at these facilities. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We also own approximately 30 acres of land in Phoenix, Arizona, which is the intended site of a future manufacturing facility. The following table sets forth certain information with respect to our active manufacturing facilities:

	Date of
	Commencement	Owned /		Square
Location	of Operations	Leased		Feet
Phoenix, Arizona	1978	Owned		79,000
Goodyear, Arizona (Cavco West)	1993	Leased	(1)	250,000
Seguin, Texas	2006	Owned		129,000
Woodburn, Oregon	2009	Owned		221,000
Riverside, California	2009	Owned		107,000
Nampa, Idaho	2009	Owned		171,000
Waco, Texas	2009	Owned		132,000
Lafayette, Tennessee	2009	Owned		149,000
Douglas, Georgia	2009	Owned		142,000
Rocky Mount, Virginia	2009	Owned		137,000

(1)	This lease expires in February 2013.
The following table sets forth information with respect to our owned inactive manufacturing facilities:

Square
Location	Feet
Phoenix, Arizona (Specialty)	94,000
Woodland, California	149,000
Waco, Texas	68,000
Our Company-owned retail centers generally range in size from one acre to five acres. Except for our Albuquerque, New Mexico retail center, all of these locations are leased by us. Over the next 12 months, we plan to close certain of our remaining Company-owned retail centers. The following table sets forth our 7 current Company-owned retail centers by location:

	Owned /		Lease Term
Location	Leased		Expiration
Marana, Arizona	Leased		January 14, 2011
Mesa, Arizona	Leased		Month to Month
Tucson, Arizona	Leased	(1) (2)	February 17, 2011
Yuma, Arizona	Leased	(1) (2)	February 17, 2011
New Braunfels, Texas	Leased	(2) (3)	September 30, 2010
Porter, Texas	Leased	(3)	April 30, 2012
Albuquerque, New Mexico	Owned

(1)	The Company has purchase options for these leased properties.

(2)	The Company has options to renew these leases.

(3)	The Company has early termination options ranging from 3 to 6 months for these leases.
We also lease approximately 11,000 square feet of office space in Phoenix, Arizona for our corporate headquarters. Our corporate headquarters lease is scheduled to expire in 2011.

ITEM 3.	LEGAL PROCEEDINGS
We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability, construction defect and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is an alphabetical listing of our executive officers as of May 20, 2010; as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience

Joseph H. Stegmayer	59	Chairman of the Board, President and Chief Executive Officer since March 2001; Director of Fleetwood Homes, Inc. since August 2009; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President — Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	42	Vice President, Chief Financial Officer and Treasurer since January 2006; Director of Fleetwood Homes, Inc. since August 2009; Interim Chief Financial Officer of the Company from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “CVCO”. The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on the NASDAQ for the Company’s common stock.

	Sales Price
	High	Low

Year ended March 31, 2010
Fourth Quarter	$40.30	$32.78
Third Quarter	38.18	28.92
Second Quarter	37.83	25.54
First Quarter	26.73	22.11

Year ended March 31, 2009
Fourth Quarter	$27.24	$18.80
Third Quarter	36.80	21.90
Second Quarter	38.44	30.01
First Quarter	41.60	32.03
As of May 10, 2010, the Company had 945 stockholders of record and approximately 3,807 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.
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
Issuer Purchases of Equity Securities
In January 2008, we announced a stock repurchase program. A total of $10 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 31, 2010 with the NASDAQ index composite and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business: the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Champion Enterprises, Inc., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc., Palm Harbor Homes, Inc. and Skyline Corporation. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2005 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010
CAVCO INDUSTRIES, INC.	$100	$201	$145	$145	$98	$141
NASDAQ INDEX COMPOSITE	$100	$120	$134	$118	$85	$143
PEER GROUP	$100	$139	$94	$81	$19	$17

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data regarding Cavco for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$115,612	$105,362	$141,914	$169,114	$189,503
Cost of sales	104,915	94,591	121,538	138,813	151,143

Gross profit	10,697	10,771	20,376	30,301	38,360
Selling, general and administrative expenses	16,718	11,213	13,825	15,311	16,367

(Loss) income from operations	(6,021)	(442)	6,551	14,990	21,993
Interest income	222	764	2,539	2,387	1,479

(Loss) income from continuing operations before income taxes	(5,799)	322	9,090	17,377	23,472
Income tax benefit (expense)	2,006	136	(2,778)	(5,962)	(8,675)

(Loss) income from continuing operations	(3,793)	458	6,312	11,415	14,797
Income from discontinued retail operations	—	—	—	134	252

Net (loss) income	(3,793)	458	6,312	11,549	15,049
Less: net (loss) attributable to noncontrolling interest	(422)	—	—	—	—

Net (loss) income attributable to Cavco Industries, Inc. common stockholders	$(3,371)	$458	$6,312	$11,549	$15,049

Net (loss) income per share attributable to Cavco Industries, Inc. common stockholders (basic):
Continuing operations	$(0.52)	$0.07	$0.98	$1.79	$2.34
Discontinued operations	—	—	—	0.02	0.04

Net (loss) income	$(0.52)	$0.07	$0.98	$1.81	$2.38

Net (loss) income per share attributable to Cavco Industries, Inc. common stockholders (diluted):
Continuing operations	$(0.52)	$0.07	$0.95	$1.72	$2.19
Discontinued operations	—	—	—	0.02	0.04

Net (loss) income	$(0.52)	$0.07	$0.95	$1.74	$2.23

Weighted average shares outstanding:
Basic	6,516,572	6,487,665	6,427,264	6,363,368	6,318,070

Diluted	6,516,572	6,692,932	6,664,111	6,629,580	6,746,356

	March 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$74,988	$70,557	$73,610	$12,976	$15,122
Short-term investments	—	4,464	—	50,900	42,900
Restricted cash	227	244	330	339	1,223
Accounts receivable	9,428	6,234	10,093	8,107	11,568
Inventories	15,751	9,333	11,293	13,464	12,733
Prepaid expenses and other current assets	6,278	3,676	1,839	2,273	1,446
Deferred income taxes	6,240	3,434	4,033	3,930	4,040

Total current assets	112,912	97,942	101,198	91,989	89,032
Property, plant and equipment — net	37,589	12,859	12,706	12,802	12,344
Inventory finance notes receivable — net	12,929	484	—	—	—
Goodwill and other intangibles -net	68,912	67,346	67,346	67,346	67,346

Total assets	$232,342	$178,631	$181,250	$172,137	$168,722

Total current liabilities	$32,294	$14,492	$20,152	$21,285	$32,653
Deferred income taxes	19,694	16,099	14,747	12,760	11,040
Total Cavco Industries, Inc. stockholders’ equity	145,776	148,040	146,351	138,092	125,029
Noncontrolling interest	34,578	—	—	—	—

Total liabilities and stockholders’ equity	$232,342	$178,631	$181,250	$172,137	$168,722

Other Data:
Capital expenditures — continuing operations	$391	$986	$689	$1,150	$5,795

Depreciation — continuing operations	$1,170	$817	$785	$692	$923

The selected financial data set forth above includes the accounts of Cavco and its subsidiaries, CRG Holdings, LLC, and Fleetwood Homes, Inc. The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC 810, Consolidation. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the selected financial data above and in the Consolidated Financial Statements.
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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are sold to a network of retailers located throughout the continental United States. The products we manufacture are sold under a variety of brand names including Cavco Homes and Fleetwood Homes. We are one of the largest producers of HUD code manufactured homes in the United States, based on reported wholesale shipments of both Cavco and Fleetwood Homes. The Company is also a leading producer of park model homes and vacation cabins in the United States.
Company Growth
As previously reported and as described in more detail under Item 1 of this Report, the Company and an investment partner, Third Avenue, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. on August 17, 2009 through their jointly owned corporation, FH Holding, Inc., subsequently re-named Fleetwood Homes. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company, as described further in Note 10.
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
The Fleetwood Homes transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash (see Note 8). Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
In addition to the seven factories listed above, the Company operates two homebuilding facilities located in the Phoenix, Arizona area and one factory in Seguin, Texas. The integration of the Cavco and Fleetwood Homes operations has progressed well. Operating styles and management philosophies have been merged and the business has begun to operate as a cohesive organization. We are in the process of expanding our product offerings throughout the combined organization via the sharing of product designs and production methods. The supportive response by our customer base to the acquisition has been encouraging. We believe we are in a position to realize some operating efficiency improvements as a result of our larger size and buying power although for a period of time, transition-related expenses will mask a portion of such cost savings. We believe that the acquisition will be a positive long-term strategic move for both the Cavco and Fleetwood Homes brands.
Cash and cash equivalents of the Company totaled approximately $75.0 million on March 31, 2010. We believe this level of capitalization should provide resources to the operations of the Company sufficient to endure depressed current market conditions and to establish a solid base for continued growth as conditions improve.
Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at significantly reduced production and shipment levels. According to data provided by MHI, during calendar year 2009, our industry shipped approximately 50,000 HUD code manufactured homes, the lowest number since shipment statistics began to be recorded in 1959. This followed approximately 82,000 homes shipped in calendar year 2008, which was the previous low. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 137,000 and 214,000, respectively.

Several major obstacles are impeding annual home shipment volume; foremost among them is a lack of mortgage financing. Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have combined as significant restraints to recovery in the industry. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Because only limited progress has been made in this area, such as increased loan limits for government backed home-only loans, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized.
In addition, many potential buyers of our homes have been negatively affected by high unemployment rates as well as underemployment. Combined with weak consumer confidence in the U.S. economy, the environment is not conducive for potential customers to commit to a home purchase. General economic challenges need to diminish in order to spur improvements in industry and Company annual shipment levels.
Competition from excess site-built home inventory is an ancillary issue that is also of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. Many on-site home builders with high inventory levels are offering sizable incentives to homebuyers in order to be competitive with lender foreclosure pricing in their sales areas. The resultant price points are low enough in many cases to truly compete with manufactured housing. Lower home prices and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory built home.
As a result of sluggish sales activity, the Company has operated with a minimal backlog throughout fiscal years 2009 and 2010. The backlog of sales orders at March 31, 2010 varied among our ten factories, but in total was $5.4 million or approximately two weeks of current production levels.
Low gross margins on homes sold have characterized the current fiscal year, as smaller size homes with fewer amenities dominate the Company’s production mix, thus lowering our average sales price. Margins are also impacted by production inefficiencies inherent in the current environment of minimal and inconsistent backlogs. The Company has acted to mitigate the negative financial impact by promptly aligning production levels with reduced incoming order rates. Raw material prices began to increase during the final quarter of the fiscal year; however, faced with highly competitive market conditions, the Company has had limited ability to increase product prices accordingly. The resulting squeeze on gross margins adversely affected the financial results of the Company.
One significant effort to align our capacity and cost structure with market demand occurred during the first quarter of fiscal year 2010, when the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant in Phoenix, Arizona to an underutilized production line at its Cavco West facility (formerly known as the Litchfield facility), also located in the Phoenix area. This move provided greater capabilities for the production of park models, cabins, and other specialty buildings, created improved overall operational efficiencies at the Cavco West factory, and provided the opportunity to gradually reduce overhead expenses. The costs associated with this transition were immaterial. The Company is evaluating its options with respect to the idle Specialty plant, including the potential sale or lease of the facility.
Inventory financing for the industry’s retail distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The participation of others is subject to more restrictive terms that continue to evolve. As most retailers require financing to maintain inventories of the homes they sell, the Company partnered with several lenders to provide inventory financing. In connection with certain of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. In some cases, the Company also assumes the risk of loss and therefore records an appropriate loss reserve. While some manufacturers are unable or have elected not to participate in such inventory finance programs, the Company’s financial capabilities have increased the availability of manufactured home inventory finance to retailers of Cavco and Fleetwood Homes products. We believe that our involvement in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued and sufficient exposure to potential homebuyers. This initiative supports the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new retailers.

Although times are difficult, we remain optimistic about our long-term prospects. We believe that we are located in attractive geographic markets. With the addition of the Fleetwood Homes factories, we now have a larger presence in the Northwest, Southwest, South Central, South and Mid-Atlantic regions of the country. The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. Household formation is estimated to increase as the young adult population rises with the growth in the 25- to 34-year-old age bracket, known as the echo boom generation. This generation is attracted by the affordability, diversity of style choices and flexibility as to the location of their home. The age 55 and older category is the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the low maintenance requirements of factory built homes, and by the lifestyle of many age-restricted planned communities that are specifically designed for manufactured homes.
Company-wide, we have intensified our efforts to identify niche market opportunities where our diverse product lines and custom building capabilities provide our company with a competitive advantage. Green construction processes and environmentally-friendly building materials have long been a part of our home-building process and their popularity is expected to grow. From bamboo flooring and tank-less water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
We maintain a conservative cost structure, which enables us to build great value into our homes. The Company has worked diligently throughout past years to maintain a solid financial position. Our debt-free balance sheet and strong position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
Cavco Industries, Inc. was elected “2010 Manufacturer of the Year”, a recognition given to us by our peers in MHI, the factory-built home industry’s national trade organization. This honor was earned through the diligent efforts of our 1,300 people as well as the support of our customers and suppliers and we are privileged to receive the award.
Regulatory Developments
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. All changes were implemented effective June 1, 2009. Chattel loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners. However, a meaningful positive impact from these changes in the form of increased home orders at our factories has yet to be realized.

Results of Operations
(Dollars in thousands, except average sales price amounts)
The following table summarizes certain financial and operating data for fiscal years 2010, 2009 and 2008.

	Year Ended March 31,
	2010	2009	2008
Statement of Operations Data:
Net sales
Manufacturing	$112,345	$101,373	$134,301
Retail	8,218	8,807	12,429
Less: Intercompany	(4,951)	(4,818)	(4,816)

Total net sales	115,612	105,362	141,914
Cost of sales	104,915	94,591	121,538

Gross profit	10,697	10,771	20,376
Selling, general and administrative expenses	16,718	11,213	13,825

(Loss) income from operations	(6,021)	(442)	6,551
Interest income	222	764	2,539

(Loss) income from continuing operations before income taxes	(5,799)	322	9,090
Income tax benefit (expense)	2,006	136	(2,778)

Net (loss) income	(3,793)	458	6,312
Less: net (loss) attributable to noncontrolling interest	(422)	—	—

Net (loss) income attributable to Cavco Industries, Inc. common stockholders	$(3,371)	$458	$6,312

Other Data:
Floors sold — manufacturing	4,880	3,917	5,104

Homes sold — manufacturing	3,255	2,603	3,301

Homes sold — retail	114	117	158

Capital expenditures	$391	$986	$689

Depreciation	$1,170	$817	$785

Fiscal Year 2010 Compared to Fiscal Year 2009
Net Sales. Total net sales increased 9.7% to $115,612 in fiscal year 2010 from $105,362 in fiscal year 2009.
Manufacturing net sales were higher by 10.8% to $112,345 in fiscal year 2010 from $101,373 in fiscal year 2009. The fiscal year 2010 results include the Fleetwood Homes operations which, as previously reported, were acquired during the second quarter of fiscal year 2010. The increase in net sales was also attributable to an increased number of homes sold, the result of additional Fleetwood Homes orders and operations. Total homes sold during fiscal year 2010 increased 25.0% to 3,255 versus 2,603 last year. The increase in net sales was partially offset by an 11.4% decrease in the average sales price per home, down $4,430 to $34,515 in fiscal year 2010 from $38,945 last year.
Retail net sales decreased by $589 or 6.7% to $8,218 for fiscal year 2010 from $8,807 last year. This decrease in retail sales was the result of lower average selling prices and a 2.6% decrease in the overall number of homes sold through Company-owned retail locations.
Gross Profit. Gross profit decreased to $10,697, which was 9.3% of net sales for fiscal year 2010 compared to $10,771 or 10.2% of net sales last year. The gross profit was negatively affected by lower margins typically associated with lower average selling prices. The downward movement in the average wholesale selling price is primarily from currently depressed market conditions. The gross profit was also adversely affected by reduced production efficiencies inherent with low capacity utilization.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 49.1% or $5,505 to $16,718 or 14.5% of net sales for fiscal year 2010 versus $11,213 or 10.6% of net sales last year. The increase relates primarily to $772 in non-recurring acquisition related costs for the purchase of the Fleetwood Homes assets and additional expenses due to the increased size of the consolidated Company.

Interest Income. Interest income represents income earned on unrestricted cash and cash equivalents and short-term investments held at various times throughout the year as well as inventory finance receivables. Our interest income decreased 70.9% to $222 for fiscal year 2010 as compared to $764 last year. The decrease resulted from the effect of lower interest rates earned on our investments in U.S. Treasury money market funds and short-term bank certificates of deposit, offset in part by interest income earned on inventory finance receivables.
Income Taxes. The income tax benefit recognized during fiscal year 2010 is the result of current period losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets. The effective income tax rate was approximately 35% for fiscal year 2010 (see Note 6). The income tax benefit recognized during fiscal year 2009 was the result of two discrete items during the year: (i) a change in the estimated blended rate to be applied to our deferred tax assets and liabilities, and (ii) a calculated true-up to our fiscal year 2008 tax return filed on December 12, 2008.
Noncontrolling Interest. Loss attributable to the noncontrolling interest in Fleetwood Homes held by Third Avenue was $422 for fiscal year 2010, representing fifty percent of the losses incurred by the new subsidiary for the period since the Acquisition Date through March 31, 2010.
Discontinued Retail Operations. The Company has plans to dispose of certain of its retail sales centers and these operations are classified as discontinued retail operations (see Note 9).
Fiscal Year 2009 Compared to Fiscal Year 2008
Net Sales. Total net sales decreased 25.8% to $105,362 in fiscal year 2009 from $141,914 in fiscal year 2008.
Manufacturing net sales were lower by 24.5% to $101,373 in fiscal year 2009 from $134,301 in fiscal year 2008. The reduction in sales was primarily attributable to a reduced number of homes sold, the result of lower incoming order rates for homes. Total homes sold during fiscal year 2009 dropped 21.1% to 2,603 versus 3,301 during fiscal year 2008. The decrease in net sales was also due to a 4.3% decrease in the average sales price per home, down $1,740 to $38,945 in fiscal year 2009 from $40,685 in fiscal year 2008.
Retail net sales decreased $3,622 or 29.1% to $8,807 for fiscal year 2009 from $12,429 for the prior year. This decrease in retail sales was the result of lower average selling prices and a 25.9% decrease in the overall number of homes sold through Company-owned retail locations.
Gross Profit. Gross profit decreased to $10,771, which was 10.2% of net sales for fiscal year 2009 compared to $20,376 or 14.4% of net sales for the prior year. The gross profit percentage was challenged by lower production volume resulting in lower production efficiency and a less favorable product mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower by 18.9% or $2,612 to $11,213 or 10.6% of net sales for fiscal year 2009 versus $13,825 or 9.7% of net sales for fiscal year 2008. The decrease was primarily the result of reduced costs associated with compensation programs tied to profitability and a decrease in costs influenced by lower sales volume.
Interest Income. Interest income represents income earned on unrestricted cash and cash equivalents and short-term investments held at various times throughout the period. For a portion of the Company’s short-term investments in the prior year, interest income was earned on a tax-free basis. Our interest income decreased 69.9% to $764 for fiscal year 2009 as compared to $2,539 for fiscal year 2008. The decrease resulted mainly from the Company’s repositioning of investible funds into U.S. Treasury money market funds and short-term bank certificates of deposit away from auction rate certificates on municipal bonds during the prior fiscal year.
Income Taxes. The income tax benefit recognized during fiscal year 2009 was the result of two discrete items during the year: (i) a change in the estimated blended rate to be applied to our deferred tax assets and liabilities, and (ii) a calculated true-up to our fiscal year 2008 tax return filed on December 12, 2008. The effective income tax rate was approximately 31% for fiscal year 2008, which reflected the larger proportion of tax-free interest income noted above, certain state income tax credits, and deductions provided in the American Jobs Creation Act in the prior year.

Liquidity and Capital Resources
(Dollars in thousands)
We believe that cash and cash equivalents on hand at March 31, 2010, together with cash flow from operations, will be sufficient to fund our operations for the next twelve months and into the foreseeable future. Because of the Company’s strong cash position, the Company has not sought, nor does it have access to, external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided or used by manufacturing operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent retailers who have historically relied on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and retailers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. During 2002, Conseco Finance, formerly the industry’s largest floor plan lender, exited the market. Also in 2002, Deutsche Financial Services exited the manufactured housing floor plan lending business. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans.
As a result of the current credit crisis, during the last half of 2008, each of the remaining national floor plan lenders substantially curtailed their lending activities, and Textron Financial Corporation announced its intention to exit the business. Another floor plan lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders such as Triad, U.S. Bank, and CU Factory Built Lending have tightened their loan underwriting standards. The reduction in available financing has had an adverse effect on the manufactured housing industry and has negatively impacted the ability of our retailers to obtain financing for home purchases. To further support floor plan availability for our retailers, Cavco has begun to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers. States may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is thereby characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.
Operating activities required the use of $9,551 of cash during fiscal year 2010 compared to generating $1,326 of cash during fiscal year 2009. Cash used in operating activities for the current fiscal year primarily funded operating losses before non-cash charges, inventory finance initiatives and an increase in prepaid expenses and other current assets, partially offset by increased accounts payable and accrued liabilities. Cash generated by operating activities in the prior year was primarily derived from operating income before non-cash charges, increased deferred taxes, a decrease in accounts receivable and a decrease in inventory from lower sales levels, partially offset by increased prepaid expenses and other current assets and decreased accounts payable and accrued liabilities including warranty obligations, volume rebate accruals, customer deposits, payroll and other accruals.
Investing activities required the use of $21,713 of cash during fiscal year 2010 compared to the use of $5,422 during fiscal year 2009. In fiscal year 2010, cash used by investing activities was comprised primarily of $25,799 for the acquisition of the Fleetwood Homes assets, offset in part by net proceeds of $4,464 from sales of short-term investments in bank certificates of deposit. For fiscal year 2009, cash was primarily used to make purchases of $4,464 of short-term investments, in addition to the purchase of our previously leased retail lot located in Albuquerque, New Mexico and normal recurring capital expenditures.
Financing activities provided $35,695 and $1,043 in cash during fiscal year 2010 and 2009, respectively, resulting from proceeds in the current fiscal period from the issuance of Fleetwood Homes stock to Third Avenue for $35,000 with the remaining cash generated by financing activities in the current and prior year period associated with the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2010, consisting of future payments under non-cancelable operating lease agreements. For additional information related to these obligations, see Note 4 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)

Commitments for future payments under noncancelable operating leases	$2,387	$884	$1,502	$1	$—
The following table summarizes our contingent commitments at March 31, 2010, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Notes 4 and 5 to the Consolidated Financial Statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$12,682	$10,212	$2,470	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2010 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and industry trends. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home. Based on the terms of the associated purchase agreement between the Company’s subsidiary, Fleetwood Homes, and Fleetwood Enterprises, Inc., the Company is only obligated to provide warranty coverage for certain homes produced by select factories and sold by FEI. Fleetwood Homes did not assume any warranty liabilities for homes in which the warranty period expired prior to August 17, 2009. We have a reserve for estimated warranties of $13.9 million and $5.9 million at March 31, 2010 and 2009, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.
Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers. A significant portion of our sales are made to retailers pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a retailer’s default. The risk of loss under repurchase agreements is lessened by certain factors, including the following:
•	sales of our manufactured homes are spread over a relatively large number of independent retailers;
•	the price that we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 36 months); and
•	we have historically been able to resell homes repurchased from lenders.

The Company applies FASB ASC 460, Guarantees (“ASC 460”) and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews retailers’ inventories to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.
(1) The Company estimates the fair value of the non-contingent portion of its manufacturer’s inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer’s repurchase agreement in force.
(2) The Company estimates the contingent obligation to make future payments under its manufacturer’s inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and records the greater of the two calculations. This contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses experienced by the Company for repurchased inventory.
Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers’ financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for retailers who, the Company believes, are experiencing financial difficulty. The Company’s repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to sales.
The maximum amount for which the Company was contingently liable under such agreements approximated $12.7 million and $18.7 million at March 31, 2010 and 2009, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $760,000 and $741,000 at March 31, 2010 and 2009, respectively. The Company made payments under repurchase commitments of $45,000 and $179,000 during fiscal years 2010 and 2009, respectively.
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company recognized impairment losses on long-term assets of $288,000 during fiscal 2010. Impairment losses recognized were costs previously capitalized in conjunction with proposed facility expansions no longer expected to have future value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. Changes in events or expectations could result in significant adjustments, which could include the recording of a valuation allowance and material changes to the provision for income taxes.

Goodwill and Other Intangibles. We test goodwill annually for impairment by reporting unit and record an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We generally utilize either quoted market values or a discounted cash flow methodology to test for impairment of goodwill. The results of discounted cash flow methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.
As of March 31, 2010, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2010. The first step under FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”) is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company considered the income approach. Based on this analysis, the fair value of the reporting unit, including goodwill, was deemed to be substantially greater than its carrying value. As such, there was no need to continue to the second step under ASC 350 and test the goodwill individually.
In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Item 1A, “Risk Factors.”
Other Matters
Related Party Transactions. On July 15, 2009, the Company and an investment partner, Third Avenue, formed FH, with an equity contribution of $35.0 million each for equal fifty-percent ownership interests. On July 21, 2009, FH entered into an Asset Purchase Agreement with FEI and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On the Acquisition Date, FH acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash.
Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH Holding, Inc. to Fleetwood Homes. The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC 810, Consolidation. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements.
Third Avenue Management LLC beneficially owned approximately 12.7% of our outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
Impact of Inflation. We believe that the general inflation rate over the past several years has not had a significant impact on our sales or profitability, but we can give no assurance that this trend will continue in the future. However, sudden increases in specific costs, such as the increases in material costs we have experienced since early 2004, as well as price competition, can affect our ability to increase our selling prices and adversely impact our results of operations. Therefore, we can give no assurance that inflation or the impact of rising material costs will not have a significant impact on our sales or results of operations in the future.
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

In September 2006, the FASB issued a pronouncement, now included in FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines the term “fair value”, establishes a framework for measuring fair value and enhances related disclosures. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued another pronouncement that delayed the effective date of the guidance to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted the guidance for financial assets and liabilities and, effective April 1, 2009, the Company adopted the guidance for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations or cash flows. As of March 31, 2010, the Company had no assets or liabilities required to be measured at fair value pursuant to ASC 820.
In December 2007, the FASB issued its pronouncements regarding business combinations and noncontrolling interest in consolidated financial statements, currently contained in FASB ASC 805, Business Combinations, and FASB ASC 810, Consolidation, respectively, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The pronouncements were effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted the new business combination and consolidation guidance, which affected the accounting for the Fleetwood Homes transaction that closed on August 17, 2009. As a result of the new business combinations pronouncement, $772 in acquisition-related transaction costs were required to be expensed as incurred in fiscal year 2010 rather than capitalized as part of the purchase price. Also, the differing treatment of these transaction-related costs for tax purposes affected the deferred income taxes recorded as of the Acquisition Date. In addition, the new noncontrolling interest guidance resulted in classifying Third Avenue’s financial interest in Fleetwood Homes as a “noncontrolling interest” in the equity section of the Consolidated Balance Sheet rather than being presented as a mezzanine item between liabilities and equity.
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement is now included in FASB ASC 855, Subsequent Events. In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC 855), which provides that public companies no longer need to disclose the date through which subsequent events have been evaluated, and was effective upon issuance. The Company has evaluated subsequent events after the balance sheet date of March 31, 2010 through the date of the filing of this report with the SEC and there were no disclosable subsequent events.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. Forward-looking statements are included, for example, in discussions regarding the manufactured housing industry and market, economic conditions and consumer confidence, our financial performance and operating results, our operational and legal risks, how we may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.
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
Our operations and investments are interest rate sensitive. As overall manufactured housing demand can be adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of buyers to secure financing. Higher interest rates could unfavorably impact our revenues, gross margins and net earnings. Lower interest rates could have the effect of reducing interest income earned on our investments, including cash equivalents and inventory finance receivables. Our business is also sensitive to the effects of inflation, particularly with respect to raw material and transportation costs. We may not be able to offset inflation through increased selling prices.

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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.
Management’s Assessment on Internal Controls Over Financial Reporting
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors and Related Matters,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 24, 2010, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 3 of Part I of this Report, which is incorporated in this Item 10 by reference.
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
For a description of the Company’s executive compensation, see “Election of Directors and Related Matters,”, “Compensation Discussion and Analysis” (other than the “Compensation Committee Report”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 24, 2010, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 24, 2010, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 31, 2010, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of
	Securities to be	Weighted-	Number of Securities
	Issued Upon	Average Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants, and	Warrants, and	Securities Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	681,580	$18.88	414,626
Equity compensation plans not approved by stockholders	—	—	—

Total	681,580	$18.88	414,626

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see “Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 24, 2010, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see “Ratification of Appointment of Independent Auditors — Audit Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 24, 2010, which is incorporated herein by reference.

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

Exhibit			Filed/Furnished Herewith or
Number		Exhibit	Incorporated by Reference
3.1		Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2		Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3		Amended and Restated Bylaws of Cavco	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1	*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003
10.1.1	*	Form of stock option agreement for Stock Incentive Plan	Exhibit 10.1a to the Annual Report on Form 10-K for the fiscal year ended March 31, 2005
10.1.2	*	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1.3	*	Restricted Stock Award Agreement dated June 1, 2007, by and between Daniel L. Urness and Cavco	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.1.4	*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2	*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)
10.2.1	*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.2	*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.3	*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

Exhibit			Filed/Furnished Herewith or
Number		Exhibit	Incorporated by Reference
10.4	*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.5	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic report on Form 8-K filed on July 14, 2008
10.6	*	Amendment to Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic report on Form 8-K filed on May 14, 2009
10.7	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2010	Part II, Item 5 in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009
10.8		Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.9		Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.10		Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Form 8-K filed on July 23, 2009
21		List of Subsidiaries of Cavco	Filed herewith
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1		Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2		Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
Copies of any of the exhibits referred to above will be furnished at no cost to security holders who make a written request to James P. Glew, Secretary, Cavco Industries, Inc., 1001 North Central Avenue, Suite 800, Phoenix, Arizona, 85004 or via the Company website (www.cavco.com).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.
Date: May 21, 2010	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer — Chairman,
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	May 21, 2010
Chief Executive Officer (Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	May 21, 2010
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	May 21, 2010

/s/ Steven G. Bunger	Director	May 21, 2010

/s/ David A. Greenblatt	Director	May 21, 2010

/s/ Jack Hanna	Director	May 21, 2010

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.
The scope of management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Fleetwood Homes, Inc., which is included in the 2010 consolidated financial statements of Cavco Industries, Inc. since the acquisition date of August 17, 2009. The Fleetwood Homes operations constituted 39% and 38% of total and net assets, respectively, as of March 31, 2010 and 47% and 22% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Cavco Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Fleetwood Homes, Inc.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
May 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fleetwood Homes, Inc., which is included in the 2010 consolidated financial statements of Cavco Industries, Inc. and constituted 39% and 38% of total and net assets, respectively, as of March 31, 2010 and 47% and 22% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Cavco Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Fleetwood Homes, Inc.
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2010 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated May 21, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
May 21, 2010

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$74,988	$70,557
Short-term investments	—	4,464
Restricted cash	227	244
Accounts receivable	9,428	6,234
Inventories	15,751	9,333
Prepaid expenses and other current assets	6,278	3,676
Deferred income taxes	6,240	3,434

Total current assets	112,912	97,942

Property, plant and equipment, at cost:
Land	16,194	6,580
Buildings and improvements	20,345	7,355
Machinery and equipment	10,983	8,203

	47,522	22,138
Accumulated depreciation	(9,933)	(9,279)

	37,589	12,859
Inventory finance receivable, net	12,929	484
Goodwill and other intangibles, net	68,912	67,346

Total assets	$232,342	$178,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,375	$739
Accrued liabilities	26,919	13,753

Total current liabilities	32,294	14,492

Deferred income taxes	19,694	16,099

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,541,684 and 6,506,843 shares, respectively	65	65
Additional paid-in capital	127,152	126,045
Retained earnings	18,559	21,930

Total Cavco Industries, Inc. stockholders’ equity	145,776	148,040

Noncontrolling interest	34,578	—

Total equity	180,354	148,040

Total liabilities and stockholders’ equity	$232,342	$178,631

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2010	2009	2008

Net sales	$115,612	$105,362	$141,914
Cost of sales	104,915	94,591	121,538

Gross profit	10,697	10,771	20,376
Selling, general and administrative expenses	16,718	11,213	13,825

(Loss) income from operations	(6,021)	(442)	6,551
Interest income	222	764	2,539

(Loss) income from operations before income taxes	(5,799)	322	9,090
Income tax benefit (expense)	2,006	136	(2,778)

Net (loss) income	(3,793)	458	6,312
Less: net (loss) attributable to noncontrolling interest	(422)	—	—

Net (loss) income attributable to Cavco Industries, Inc. common stockholders	$(3,371)	$458	$6,312

Net (loss) income per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$(0.52)	$0.07	$0.98

Diluted	$(0.52)	$0.07	$0.95

Weighted average shares outstanding:
Basic	6,516,572	6,487,665	6,427,264

Diluted	6,516,572	6,692,932	6,664,111

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Cavco Industries, Inc. Stockholders				Equity
			Additional		attributable to
	Common Stock		paid-in	Retained	noncontrolling
	Shares	Amount	capital	earnings	interest	Total

Balance, April 1, 2007	6,382,980	$64	$122,868	$15,160	$—	$138,092

Stock option exercises and associated tax benefits	69,435	1	1,534	—	—	1,535
Share-based compensation	—	—	412	—	—	412
Net income	—	—	—	6,312	—	6,312

Balance, March 31, 2008	6,452,415	65	124,814	21,472	—	146,351

Stock option exercises and associated tax benefits	54,428	—	1,094	—	—	1,094
Share-based compensation	—	—	137	—	—	137
Net income	—	—	—	458	—	458

Balance, March 31, 2009	6,506,843	65	126,045	21,930	—	148,040

Stock option exercises and associated tax benefits	34,841	—	735	—	—	735
Share-based compensation	—	—	372	—	—	372
Capital contribution	—	—	—	—	35,000	35,000
Net loss	—	—	—	(3,371)	(422)	(3,793)

Balance, March 31, 2010	6,541,684	$65	$127,152	$18,559	$34,578	$180,354

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended March 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(3,793)	$458	$6,312
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,204	817	785
Deferred income taxes	1,442	1,951	1,884
Share-based compensation expense	372	137	412
Tax benefits from option exercises	315	325	578
Incremental tax benefits from option exercises	(275)	(274)	(470)
Gain on sale of property, plant and equipment	(10)	(12)	—
Impairment charge on property, plant and equipment	288	—	—
Changes in operating assets and liabilities:
Restricted cash	17	86	9
Accounts receivable	(1,097)	3,859	(1,986)
Inventories	1,388	1,960	2,171
Prepaid expenses and other current assets	(2,594)	(1,837)	434
Inventory finance notes receivable	(12,445)	(484)	—
Accounts payable and accrued liabilities	5,637	(5,660)	(1,133)

Net cash (used in) provided by operating activities	(9,551)	1,326	8,996

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(391)	(986)	(689)
Proceeds from sales of property, plant and equipment	13	28	—
Purchase of Fleetwood Homes assets and certain liabilities	(25,799)	—	—
Purchases of short-term investments	(1,488)	(4,464)	(314,700)
Proceeds from sales of short-term investments	5,952	—	365,600

Net cash (used in) provided by investing activities	(21,713)	(5,422)	50,211

FINANCING ACTIVITIES
Proceeds from exercise of stock options	420	769	957
Proceeds from issuance of Fleetwood Homes, Inc. stock	35,000	—	—
Incremental tax benefits from option exercises	275	274	470

Net cash provided by financing activities	35,695	1,043	1,427

Net increase (decrease) in cash and cash equivalents	4,431	(3,053)	60,634

Cash and cash equivalents at beginning of year	70,557	73,610	12,976

Cash and cash equivalents at end of year	$74,988	$70,557	$73,610

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$18	$45	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that combines existing authoritative standards into a comprehensive, topically organized online database. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not impact the Company’s financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification. Certain prior period amounts have been reclassified to conform to current period classification.
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its subsidiaries (collectively, the “Company” or “Cavco”). All significant intercompany transactions and balances have been eliminated in consolidation.
As discussed further in Note 8, on July 15, 2009, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), formed FH Holding, Inc. (“FH”), with an equity contribution of $35,000 each for equal fifty-percent ownership interests. On July 21, 2009, FH entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Fleetwood Enterprises, Inc. (“FEI”) and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On August 17, 2009 (the “Acquisition Date”), FH acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25,800 and was paid in cash.
Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH to Fleetwood Homes, Inc. (“Fleetwood Homes”). The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC 810, Consolidation. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements.
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located throughout the continental United States. The Fleetwood Homes transaction expanded the Company’s geographic reach in the Southwest and South Central regions and also to a broader national level by adding factories serving the Northwest, South and Mid-Atlantic regions. The Company also operates retail sales locations which offer the Company’s homes to retail customers.
Accounting Estimates. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
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

Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing sales during any fiscal year within the three-year period ended March 31, 2010.
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company’s cash equivalents are comprised of U.S. Treasury money market funds and money market funds with carrying amounts that approximate fair value due to their short-term nature.
Short-Term Investments. The Company held no short-term investments as of March 31, 2010. The Company’s short-term investments as of March 31, 2009 were comprised of certificates of deposit at multiple banking institutions. Each certificate of deposit had a principal balance less than $250 and thus the investments were within the Federal Deposit Insurance Corporation insurable limits. The carrying amounts of short-term investments approximated fair value and the Company held these investments until maturity.
Restricted Cash. Restricted cash represents deposits received from retail customers required to be held in trust accounts which the Company cannot access for general operating purposes until the sale of the home to the retail customer is completed.
Accounts Receivable. The Company extends competitive credit terms on a retailer-by-retailer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses on trade receivables at March 31, 2010 and 2009.
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
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company recognized impairment losses on long-term assets of $288 during fiscal 2010. Impairment losses recognized were costs previously capitalized in conjunction with proposed facility expansions no longer expected to have future value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.
Inventory Finance Receivable. The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under special inventory financing programs for the benefit of our independent retailers’ home product inventory needs. Under the terms of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. In certain of these programs, the Company also assumes the risk of loss and therefore recorded an applicable loss reserve of $40 and $0 at March 31, 2010 and 2009, respectively.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”). As such, the Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2010 and 2009, all of the Company’s goodwill of $67,346 is attributable to its manufacturing reporting unit.
The Company performed its annual goodwill impairment analysis as of March 31, 2010. The first step under ASC 350 is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company considered the income approach. Within the income approach, the fair value of the reporting unit was based on the discounted cash flow method, which compares the present value of expected future cash flows with the carrying value of the reporting unit’s net assets. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins, operating margins, capital expenditures, and discount rates. Based on this analysis, the fair value of the reporting unit was deemed to be substantially greater than the carrying value of the reporting unit as of March 31, 2010. As such, there was no need to continue to the second step under ASC 350 and test the goodwill individually.

In conjunction with the Fleetwood Homes transaction, the Company acquired $1,600 of intangible assets, $800 assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $800 assigned to customer-related intangible subject to a useful life of 15 years amortized on a straight-line basis. Amortization expense recognized during the period from the Acquisition Date through March 31, 2010 was $34, leaving a net customer-related intangible balance at March 31, 2010 of $766.
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
Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of repurchased homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”) and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20, based on historical information available, as a reduction to sales. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Changes in the reserve are recorded as an adjustment to sales. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.
Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health and property coverage. Since October 1, 2009, and between October 1, 2006, and October 1, 2008, the Company has been fully insured for workers’ compensation. Prior to October 1, 2006, and between October 1, 2008 and October 1, 2009, the Company was self-insured for workers’ compensation liability. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. For products liability in particular, the Company has purchased stop-loss insurance, which will reimburse the Company for claims exceeding $1,000 per occurrence. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Advertising. Advertising costs are expensed as incurred and were $247, $268 and $232 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
Freight. Substantially all freight costs are reimbursed by the Company’s retailers. Reimbursed freight expense of $5,855, $5,931 and $6,233 were recognized in net sales and cost of sales for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
Income Taxes. The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes, (“ASC 740”) and provides for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

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

	2010	2009	2008
Net (loss) income attributable to Cavco Industries, Inc. common stockholders	$(3,371)	$458	$6,312

Weighted average shares outstanding:
Basic	6,516,572	6,487,665	6,427,264
Add: Effect of dilutive stock options	—	205,267	236,847

Diluted	6,516,572	6,692,932	6,664,111

Net (loss) income per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$(0.52)	$0.07	$0.98

Diluted	$(0.52)	$0.07	$0.95

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share were 246,192, 7,052 and 1,695 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
Comprehensive (Loss) Income. Total comprehensive (loss) income includes net income and other comprehensive income (loss). The Company had no other comprehensive (loss) income for the fiscal years ended March 31, 2010, 2009 and 2008. As such, net (loss) income equals total comprehensive (loss) income of $(3,371), $458 and $6,312 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
Recent Accounting Pronouncements. In September 2006, the FASB issued a pronouncement, now included in FASB ASC 820, Fair Value Measurements and Disclosures, which defines the term “fair value”, establishes a framework for measuring fair value and enhances related disclosures. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued another pronouncement that delayed the effective date of the guidance to fiscal years beginning after November 15, 2008 for the majority of non-financial assets and non-financial liabilities. Therefore, effective April 1, 2008, the Company adopted the guidance for financial assets and liabilities and, effective April 1, 2009, the Company adopted the guidance for non-financial assets and non-financial liabilities, which had no effect on our consolidated financial position, results of operations or cash flows. As of March 31, 2010, the Company had no assets or liabilities required to be measured at fair value pursuant to FASB ASC 820.
In December 2007, the FASB issued its pronouncements regarding business combinations and noncontrolling interest in consolidated financial statements, currently contained in FASB ASC 805, Business Combinations, and FASB ASC 810, Consolidation, respectively, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The pronouncements were effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted the new business combination and consolidation guidance, which affected the accounting for the Fleetwood Homes transaction that closed on August 17, 2009. As a result of the new business combinations pronouncement, $772 in acquisition-related transaction costs were required to be expensed as incurred in fiscal year 2010 rather than capitalized as part of the purchase price. Also, the differing treatment of these transaction-related costs for tax purposes affected the deferred income taxes recorded as of the Acquisition Date. In addition, the new noncontrolling interest guidance resulted in classifying Third Avenue’s financial interest in Fleetwood Homes as a “noncontrolling interest” in the equity section of the Consolidated Balance Sheet rather than being presented as a mezzanine item between liabilities and equity.

In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement is now included in FASB ASC 855, Subsequent Events. In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC 855), which provides that public companies no longer need to disclose the date through which subsequent events have been evaluated, and was effective upon issuance. The Company has evaluated subsequent events after the balance sheet date of March 31, 2010 through the date of the filing of this report with the SEC and there were no disclosable subsequent events.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
2. Composition of Certain Financial Statement Captions
Inventories consist of the following:

	March 31,
	2010	2009
Raw materials	$10,158	$4,380
Work in process	2,614	1,570
Finished goods	2,979	3,383

	$15,751	$9,333

Accrued liabilities consist of the following:

	March 31,
	2010	2009
Estimated warranties	$13,891	$5,902
Salaries, wages and benefits	3,407	1,152
Deferred margin	2,615	390
Customer deposits	1,610	899
Accrued insurance	1,589	1,467
Reserve for repurchase commitments	760	741
Accrued volume rebates	701	863
Other (various)	2,346	2,339

	$26,919	$13,753

3. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third-party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $2,689, $2,692 and $2,246 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute up to 100% of their eligible compensation up to federal limits to the 401k Plan. The Company matches up to 50% of the first 5% of eligible income contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Contribution expense was $61, $65 and $126 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

4. Commitments and Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of repurchased homes. The Company applies ASC 460 and ASC 450-20 to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews the retailers’ inventories to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.
(1) The Company estimates the fair value of the non-contingent portion of its manufacturer’s inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer’s repurchase agreement in force.
(2) The Company estimates the contingent obligation to make future payments under its manufacturer’s inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and records the greater of the two calculations. This contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses experienced by the Company for repurchased inventory.
Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers’ financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for dealers who, the Company believes, are experiencing financial difficulty. The Company’s repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to sales.
The maximum amount for which the Company was liable under such agreements approximated $12,682 and $18,707 at March 31, 2010 and 2009, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $760 and $741 at March 31, 2010 and 2009, respectively. The Company made payments under repurchase commitments of $45 and $179 during fiscal years 2010 and 2009, respectively.
Leases — The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $1,572, $1,708 and $1,790 for fiscal years ended March 31, 2010, 2009 and 2008, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 31, 2010, are as follows:

Fiscal Year
2011	$884
2012	808
2013	617
2014	77
2015 and thereafter	1

$2,387

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
5. Valuation Accounts
The following table sets forth certain valuation accounts for the fiscal years ended March 31, 2010, 2009 and 2008.

		Liability
		Assumed with	Charged to
	Beginning	Fleetwood	Costs and	Payments and	Ending
	Balance	Homes	Expenses	Deductions	Balance
Reserve for repurchase commitments:
Year ended March 31, 2010	$741	—	64	(45)	$760

Year ended March 31, 2009	$950	—	(30)	(179)	$741

Year ended March 31, 2008	$1,100	—	(150)	—	$950

Accrual for estimated warranties:
Year ended March 31, 2010	$5,902	11,184	4,205	(7,400)	$13,891

Year ended March 31, 2009	$6,619	—	5,207	(5,924)	$5,902

Year ended March 31, 2008	$6,590	—	7,081	(7,052)	$6,619

6. Income Taxes
The (benefit) provision for income taxes for the fiscal years ended March 31, 2010, 2009 and 2008 were as follows:

	Fiscal Year
	2010	2009	2008
Current
Federal	$(3,124)	$(1,908)	$733
State	(324)	(179)	161

Total current	(3,448)	(2,087)	894
Deferred
Federal	1,279	1,760	1,643
State	163	191	241

Total deferred	1,442	1,951	1,884

Total (benefit) provision	$(2,006)	$(136)	$2,778

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates for fiscal years ended March 31, 2010, 2009 and 2008 of 34% to income before income taxes to the total income tax (benefit) provision reported in the Consolidated Statements of Operations is as follows:

	Fiscal Year
	2010	2009	2008
Federal income tax at statutory rate	$(1,969)	$110	$3,091
State income taxes (benefit), net of federal benefit	(172)	33	289

Tax exempt interest income	—	—	(455)
Deduction for domestic production	—	—	(16)
True-up of net operating loss carryback claim	131	—	—
Other	4	(279)	(131)

Total income tax (benefit) provision	$(2,006)	$(136)	$2,778

Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2010 and 2009 were as follows:

	March 31,	March 31,
	2010	2009
Net current deferred tax assets
Warranty reserves	$5,231	$2,225
Insurance reserves	456	443
Repurchase reserves	286	280
Other	267	486

	$6,240	$3,434

Net long-term deferred tax (liabilities) assets
Goodwill and other intangibles	$(19,702)	$(17,182)
Property, plant, equipment and depreciation	(2,731)	181
Deferred margin	984	—
Net operating loss carryforward	883	254
Stock based compensation	540	409
Other	332	239

	$(19,694)	$(16,099)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007, guidance now codified in ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no significant impact on the Company’s results of operations or balance sheet for the year ended March 31, 2008 and required no adjustment to opening balance sheet accounts as of March 31, 2007.
The Company recorded an insignificant amount of unrecognized tax benefits during the year and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded an insignificant amount of interest and penalties in the Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008. Fleetwood Homes has federal and state net operating loss carryforwards of approximately $641 that begin to expire in 2030 and 2025, respectively. In addition, at March 31, 2010, the Company has state net operating loss carryforwards that total $13,856 that begin to expire in 2014. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted, which allows, among other things, for certain federal net operating losses to be carried back up to five years to offset taxable income in certain prior years, for which the Company recorded a tax refund receivable of $3,889 as of March 31, 2010.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In June 2008, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended March 31, 2007. In November 2008, the Company received a letter from the IRS stating that after further review of the Company’s fiscal year 2007 tax returns, the IRS would not continue its examination at that time. The Company is no longer subject to examination by the IRS for years before fiscal year 2007. In June 2009, the Arizona Department of Revenue completed its audit for the fiscal years ended March 31, 2004 through March 31, 2006, which resulted in an insignificant overpayment refunded to the Company during the second quarter of fiscal year 2010. The Company is no longer subject to examinations by tax authorities in Arizona and California for years before fiscal year 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
7. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are stockholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 414,626 shares were still available for grant at March 31, 2010. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three- to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation (“ASC 718”). This guidance was formerly contained within FASB Statement No. 123 - revised 2004, Share-Based Payment (“FAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The recognized compensation costs during the fiscal years ended March 31, 2010, 2009 and 2008 under the modified-prospective transition method include (i) compensation cost for all share-based payments granted prior to, but not fully vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and (ii) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
Stock option compensation expense under ASC 718 decreased income before income taxes by approximately $356, $121 and $394 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the fiscal years ended March 31, 2010, 2009 and 2008 was approximately $372, $137 and $412, respectively.
As of March 31, 2010, total unrecognized compensation cost related to stock options was approximately $1,324 and the related weighted-average period over which it is expected to be recognized is approximately 3.35 years.
The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal year ended March 31, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term	(in thousands)
Outstanding at March 31, 2009	576,079	$16.82
Granted	140,000	25.69
Exercised	(34,499)	12.16
Canceled or forfeited	—	—

Outstanding at March 31, 2010	681,580	$18.88	2.37	$10,400

Exercisable at March 31, 2010	519,330	$16.41	1.21	$9,208

The weighted-average estimated fair value of employee stock options granted during the fiscal years ended March 31, 2010, 2009 and 2008 were $10.52, $11.26 and $12.59, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2010, 2009 and 2008 were $850, $1,097 and $1,494, respectively.
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

	Fiscal Year
	2010	2009	2008

Volatility	41.2%	36.1%	32.7%
Risk-free interest rate	2.6%	3.0%	4.6%
Dividend yield	0.0%	0.0%	0.0%
Expected option life in years	5.41	4.45	4.50
The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107 and SEC Staff Accounting Bulletin No. 110. The Company uses the simplified method as the Company does not have sufficient historical share option exercise data due to the limited period of time the Company’s equity shares have been publicly traded. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes share-based compensation expense using the straight-line attribution method.

Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the fiscal year ended March 31, 2010 is as follows:

		Grant-Date
	Shares	Fair Value

Nonvested at March 31, 2009	1,182	$35.50
Vested	(342)	35.09

Nonvested at March 31, 2010	840	$35.67

For the fiscal years ended March 31, 2010, 2009 and 2008, the provisions of ASC 718 resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $275, $274 and $470, respectively, related to incremental tax benefits from stock options exercised during the periods.
8. Acquisition
On July 15, 2009, the Company and an investment partner, Third Avenue, formed FH Holding, Inc. with an equity contribution of $35,000 each for equal fifty-percent ownership interests. The Company entered into agreements with FH and Third Avenue related to the formation and operation of the new entity, including a shareholders’ agreement, a registration rights agreement, and a management services agreement.
On July 21, 2009, FH entered into a Purchase Agreement with FEI and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On August 17, 2009, FH acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The operating manufactured housing plants are located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia. The idle plants are located in Woodland, California and Waco, Texas.
In addition, in accordance with the Purchase Agreement, the parties or their affiliates entered into a number of ancillary agreements related to the transaction, including: (1) a transition services agreement, pursuant to which FEI provided certain fee-based transition services to FH; and (2) a co-existence agreement describing the rights to certain of FEI’s transferred intellectual property. These agreements were subsequently assigned by FEI to unrelated third parties as part of its plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.
Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH to Fleetwood Homes, Inc. The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC 810, Consolidation. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of the management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements.
The transaction expanded the Company’s geographic reach to a national level by adding factories serving the Northwest, Southwest, South Central, South and Mid-Atlantic regions. The Company believes it will have the opportunity to achieve certain synergies and cost reductions by eliminating redundant processes and overhead.
The acquisition-date fair value of the cash consideration transferred totaled $25,800. Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

Of the $1,600 of acquired intangible assets, $800 was assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $800 was assigned to customer-related intangible subject to a useful life of 15 years amortized on a straight-line basis.
The fair value of accounts receivables acquired is $2,097, with the gross contractual amount being $2,305. The Company determined that $208 would be uncollectible and reduced the purchase price by $208 per the terms of the purchase agreement.
The Company recognized $772 of acquisition related costs that were expensed as incurred. These costs were recognized in selling, general and administrative expenses on the Consolidated Statement of Operations. For the period from the acquisition date through March 31, 2010, Fleetwood Homes recorded net sales of $54,538 and net loss of $844.
The Company is not required to present the pro-forma consolidated statements of operations as if Fleetwood Homes had been included in the consolidated results of the Company for the fiscal years ending March 31, 2010 and 2009 because the transaction did not meet any of the thresholds to be considered significant. Generally, the acquisition of a business is considered to be significant if any of the significance tests pursuant to Regulation S-X Rule 1-02(w) (i.e. the asset, income, or investment test) exceed the 20% level. In addition, disclosure of the Fleetwood Homes pro-forma data is impracticable because only certain Fleetwood Homes manufactured housing plants were purchased out of bankruptcy and reliable financial data suitable for this purpose was not available.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009.
9. Discontinued Operations
The Company has plans to dispose of certain of its retail sales centers, and these operations are classified as discontinued retail operations. Finished goods inventories to be liquidated in conjunction with the disposal of these retail sales centers approximated $189 and $183 at March 31, 2010 and 2009, respectively. Net sales for the retail sales centers to be disposed of were $1,377, $1,866 and $3,221 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
10. Related Party Transactions
As discussed further in Note 8, on July 15, 2009, the Company and an investment partner, Third Avenue formed FH, with an equity contribution of $35,000 each for equal fifty-percent ownership interests. On July 21, 2009, FH entered into an Asset Purchase Agreement with FEI and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On the Acquisition Date, FH acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25,800 and was paid in cash by FH.

Effective August 20, 2009, the name of the Company’s new subsidiary was changed from FH Holding, Inc. to Fleetwood Homes, Inc. The results of the new Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of FASB ASC 810, Consolidation. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements.
At March 31, 2010, Third Avenue Management LLC beneficially owned approximately 12.7% of our outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures. Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control.
11. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2010 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2010
Net sales	$13,595	$29,377	$36,369	$36,271	$115,612
Gross profit	94	4,148	3,263	3,192	10,697
Net loss	(1,449)	(222)	(1,168)	(954)	(3,793)
Net loss attributable to Cavco Industries, Inc. common stockholders	(1,449)	(163)	(1,030)	(729)	(3,371)
Net loss per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$(0.22)	$(0.03)	$(0.16)	$(0.11)	$(0.52)

Diluted	$(0.22)	$(0.03)	$(0.16)	$(0.11)	$(0.52)

Fiscal year ended March 31, 2009
Net sales	$35,509	$30,030	$25,093	$14,730	$105,362
Gross profit	4,188	3,701	2,653	229	10,771
Net income (loss)	853	518	110	(1,023)	458
Net income (loss) attributable to Cavco Industries, Inc. common stockholders	853	518	110	(1,023)	458
Net income (loss) per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$0.13	$0.08	$0.02	$(0.16)	$0.07

Diluted	$0.13	$0.08	$0.02	$(0.16)	$0.07