Form 10-Q
period 2010-06-30
CAVCO INDUSTRIES INC
filed 2010-08-06
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑
As of August 6, 2010, there were 6,541,841 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75,635	$74,988
Restricted cash	123	227
Accounts receivable	9,379	9,428
Inventories	15,829	15,751
Prepaid expenses and other current assets	5,766	6,278
Deferred income taxes	6,037	6,240

Total current assets	112,769	112,912

Property, plant and equipment, at cost:
Land	16,194	16,194
Buildings and improvements	20,249	20,345
Machinery and equipment	11,054	10,983

	47,497	47,522
Accumulated depreciation	(10,242)	(9,933)

	37,255	37,589

Inventory finance notes receivable, net	17,335	12,929
Goodwill and intangible assets, net	68,899	68,912

Total assets	$236,258	$232,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,721	$5,375
Accrued liabilities	29,508	26,919

Total current liabilities	35,229	32,294

Deferred income taxes	19,687	19,694

Commitments and contingencies

Cavco Industries, Inc. stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized;
No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized;
Outstanding 6,541,841 and 6,541,684 shares, respectively	65	65
Additional paid-in capital	127,290	127,152
Retained earnings	19,077	18,559

Total Cavco Industries, Inc. stockholders’ equity	146,432	145,776

Noncontrolling interest	34,910	34,578

Total equity	181,342	180,354

Total liabilities and stockholders’ equity	$236,258	$232,342

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Net sales	$47,505	$13,595
Cost of sales	41,064	13,501

Gross profit	6,441	94
Selling, general and administrative expenses	5,236	2,469

Income (loss) from operations	1,205	(2,375)
Interest income	180	27

Income (loss) before income taxes	1,385	(2,348)
Income tax (expense) benefit	(535)	899

Net income (loss)	850	(1,449)
Less: net income attributable to noncontrolling interest	332	—

Net income (loss) attributable to Cavco Industries, Inc. common stockholders	$518	$(1,449)

Net income (loss) per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$0.08	$(0.22)

Diluted	$0.08	$(0.22)

Weighted average shares outstanding:
Basic	6,541,739	6,506,898

Diluted	6,753,265	6,506,898

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$850	$(1,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	338	284
Provision for credit losses	109	—
Deferred income taxes	196	(653)
Share-based compensation expense	138	45
Loss on disposal of property, plant and equipment	246	—
Changes in operating assets and liabilities:
Restricted cash	104	(69)
Accounts receivable	49	(42)
Inventories	(78)	607
Prepaid expenses and other current assets	512	57
Inventory finance notes receivable	(4,515)	(848)
Accounts payable and accrued liabilities	2,935	(802)

Net cash provided by (used in) operating activities	884	(2,870)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(239)	(10)
Proceeds from sale of property, plant and equipment	2	—
Purchases of short-term investments	—	(1,488)
Proceeds from sale of short-term investments	—	744

Net cash used in investing activities	(237)	(754)

FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	647	(3,624)
Cash and cash equivalents at beginning of period	74,988	70,557

Cash and cash equivalents at end of period	$75,635	$66,933

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$26	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
June 30, 2010
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
In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. Certain prior period amounts have been reclassified to conform to current period classification. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2010 (the “Form 10-K”).
As previously reported, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. on August 17, 2009 (“Acquisition Date”) through their jointly owned corporation, FH Holding, Inc., subsequently re-named Fleetwood Homes, Inc. (“Fleetwood Homes”). Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company.
The transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. The idle Woodland, California facility was leased to a third party during the first quarter of fiscal 2011. The Company is evaluating its options with respect to the idle Waco factory, including the potential sale or lease of the facility. Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25,800 and was paid in cash. Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
The results of the Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Acquisition Date in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by Generally Accepted Accounting Principles (“GAAP”), and is designated as such in the Consolidated Financial Statements.
The Company’s deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes, and its deferred tax liabilities primarily result from tax amortization of goodwill. The Company complies with the provisions of FASB ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has recorded an insignificant amount of unrecognized tax benefits and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In July 2010, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended March 31, 2009. The Company is no longer subject to examination by the IRS or by tax authorities in Arizona and California for years before fiscal year 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
During the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant to a second production line at its Cavco West facility. Both of these plants are located in the metropolitan area of Phoenix, Arizona. This move provided greater capabilities for the production of park models, cabins, and other specialty buildings, created improved overall operational efficiencies at the Cavco West factory, and is serving to gradually reduce overhead expenses. The costs associated with this transition were not material. The Company is evaluating its options with respect to the idle Specialty plant, including the potential sale or lease of the facility.
The Company previously had plans to dispose of certain of its retail sales operations, considered discontinued retail operations in prior periods. During the first quarter of fiscal year 2011, because of better than anticipated results, the Company decided to not close these retail operations. The results of these retail operations are included in continuing operations commencing the first quarter of fiscal year 2011. There were no operating losses for the three months ended June 30, 2009 for the operations identified for disposal as the costs related to the liquidation of inventory were consistent with management’s expectations of net realizable values.
Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 5). Revenue from homes sold under inventory finance programs involving funds provided by the Company is deferred until such time that payment for the related inventory finance note receivable is received by the Company (see Note 3). Retail sales by Company-owned retail locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
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

In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement is now included in FASB ASC 855, Subsequent Events (“ASC 855”). In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC 855), which provides that public companies no longer need to disclose the date through which subsequent events have been evaluated, and was effective upon issuance. The Company has evaluated subsequent events after the balance sheet date of June 30, 2010 through the date of the filing of this report with the SEC and there were no disclosable subsequent events.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
Inventories consist of the following (in thousands):

	June 30,	March 31,
	2010	2010
Raw materials	$9,972	$10,158
Work in process	2,626	2,614
Finished goods	3,231	2,979

	$15,829	$15,751

Accrued liabilities consist of the following (in thousands):

	June 30,	March 31,
	2010	2010
Estimated warranties	$12,991	$13,891
Salaries, wages and benefits	4,795	3,407
Deferred margin	3,828	2,615
Accrued insurance	1,651	1,589
Customer deposits	1,249	1,610
Accrued volume rebates	1,243	701
Reserve for repurchase commitments	740	760
Other (various)	3,011	2,346

	$29,508	$26,919

3. Inventory Finance Notes Receivable and Allowance for Loan Loss
The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under inventory financing programs provided for the benefit of our independent retailers’ home product inventory needs. Under the terms of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. In certain of these programs, the Company provides all of the inventory finance funds and also assumes additional risk of loss, for which the Company recorded an applicable allowance for loan loss of $149 and $40 at June 30, 2010 and March 31, 2010, respectively.
The allowance for loan loss is estimated based on industry practice and Company experience. The risk of loss is spread over numerous independent retailers. In conjunction with third-party servicers, independent retailer activity and inventory levels are monitored to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of collateral value and the risk of collateral loss. If the Company determines that it is probable that a retailer will default, a specific reserve is recorded within the allowance for loan loss.
The Company’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid and when there is a clear indication that the independent retailer has the inability or unwillingness to meet payments as they become due. At June 30, 2010, management was not aware of any potential problem loans that would have a material effect on the inventory finance notes receivable balance.
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

	Three Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$13,891	$5,902
Charged to costs and expenses	1,213	752
Payments and deductions	(2,113)	(1,237)

Balance at end of period	$12,991	$5,417

5. Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $13,125 at June 30, 2010, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $740 at June 30, 2010 related to these commitments.

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
6. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 358,126 shares were still available for grant at June 30, 2010. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a one- to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The following table summarizes the option activity within the Company’s stock-based compensation plans for the three months ended June 30, 2010:

Number
of Shares
Outstanding at March 31, 2010	681,580
Granted	56,500

Outstanding at June 30, 2010	738,080

Exercisable at June 30, 2010	523,705

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended June 30, 2010 is as follows:

Number
of Shares
Nonvested at March 31, 2010	840
Vested	(157)

Nonvested at June 30, 2010	683

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

	Three Months Ended
	June 30,
	2010	2009
Net income (loss) attributable to Cavco Industries, Inc. common stockholders	$518	$(1,449)

Weighted average shares outstanding:
Basic	6,541,739	6,506,898
Common stock equivalents — treasury stock method	211,526	—

Diluted	6,753,265	6,506,898

Net income (loss) per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$0.08	$(0.22)

Diluted	$0.08	$(0.22)

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009 were 547 and 120,579, respectively.
8. Stockholders’ Equity
The following table represents changes in equity, including stockholders’ equity attributable to Cavco’s stockholders and non-controlling interests (in thousands):

	Cavco Industries, Inc. Stockholders				Equity
			Additional		Attributable to
	Common Stock		paid-in	Retained	Noncontrolling
	Shares	Amount	capital	earnings	Interest	Total
Balance, March 31, 2010	6,541,684	$65	$127,152	$18,559	$34,578	$180,354

Stock option exercises and associated tax benefits	157	—	—	—	—	—
Share-based compensation	—	—	138	—	—	138
Net income	—	—	—	518	332	850

Balance, June 30, 2010	6,541,841	$65	$127,290	$19,077	$34,910	$181,342

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are sold to a network of retailers located throughout the continental United States. The products we manufacture are sold under a variety of brand names including Cavco Homes and Fleetwood Homes. We are one of the largest producers of HUD code manufactured homes in the United States, based on wholesale shipments of both Cavco and Fleetwood Homes. The Company is also a leading producer of park model homes and vacation cabins in the United States.
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
The Fleetwood Homes transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. The idle Woodland, California facility was leased to a third party during the first quarter of fiscal 2011. The Company is evaluating its options with respect to the idle Waco factory, including the potential sale or lease of the facility.
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
In addition to the seven operating factories listed above, the Company operates two homebuilding facilities located in the Phoenix, Arizona area and one factory in Seguin, Texas. The integration of the Cavco and Fleetwood Homes operations has progressed well. Operating styles and management philosophies have been merged and the business has begun to operate as a cohesive organization. We are in the process of expanding our product offerings throughout the combined organization via the sharing of product designs and production methods. The supportive response by our customer base to the acquisition has been encouraging. We believe we are in a position to realize some operating efficiency improvements as a result of our larger size and buying power although for a period of time, transition-related expenses will mask a portion of such cost savings. We believe that the acquisition will be a positive long-term strategic move for both the Cavco and Fleetwood Homes brands.

Cash and cash equivalents of the Company totaled approximately $75.6 million on June 30, 2010. We believe this level of capitalization should provide resources to the operations of the Company sufficient to endure depressed current market conditions and to establish a solid base for continued growth as conditions improve.
Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. General economic challenges remain, including turmoil in the mortgage loan markets, overall housing sector weakness, unemployment and low consumer confidence levels.
Several major obstacles are impeding annual home shipment volume; foremost among them is a lack of mortgage financing. Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have combined as significant restraints to recovery in the industry. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Because only limited progress has been made in this area, such as increased loan limits for government backed home-only loans, a meaningful and sustainable positive impact in the form of increased home orders at our factories has yet to be realized.
In addition, sales of our homes have been negatively affected by high unemployment rates as well as underemployment. Combined with weak consumer confidence in the U.S. economy, the environment is not conducive for potential customers to commit to a home purchase. General economic challenges need to diminish in order to spur annual industry and Company shipment levels.
Competition from excess site-built home inventory is an issue that is also of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. Many on-site home builders with high inventory levels are offering sizable incentives to homebuyers in order to be competitive with lender foreclosure pricing in their sales areas. The resultant price points are low enough in many cases to truly compete with manufactured housing. Lower site-built home prices and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory built home.
The Company operated with low backlogs throughout the first quarter of fiscal year 2011. The backlog of sales orders at June 30, 2010 varied among our ten operating factories, but in total was $9.0 million or approximately two weeks of current production levels.
Low gross margins on homes sold have characterized the first fiscal quarter, as smaller size homes with fewer amenities dominated the Company’s production mix. Margins were also impacted by volatile incoming order rates, which limited our factories’ opportunities to increase production levels and hampered efficient production planning and execution. Raw material prices have generally risen during the first half of calendar year 2010, causing the Company to increase the prices of our homes accordingly.
Inventory financing for the industry’s retail distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The participation of others is subject to more restrictive terms that continue to evolve. As most retailers require financing to maintain inventories of the homes they sell, the Company partnered with several lenders to provide inventory financing. In connection with certain of these programs, the Company provides a significant portion of the funds that third-party financiers then lend to finance retail inventories of our products. In some cases, the Company provides all of the inventory finance funds and also assumes additional risk of loss, for which the Company records an allowance for loan loss (see Note 3). While some manufacturers are unable or have elected not to participate in such inventory finance programs, the Company’s participation has increased the availability of manufactured home inventory financing to retailers of Cavco and Fleetwood Homes products. We believe that our involvement in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential homebuyers. This initiative supports the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new retailers.
Although times remain difficult, we are optimistic about our long-term prospects. We believe that we are located in attractive geographic markets. With the addition of the Fleetwood Homes factories, we now have a larger presence in the Northwest, Southwest, South Central, South and Mid-Atlantic regions of the country. The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. Household formation is estimated to increase as the young adult population rises with the growth in the 25- to 34-year-old age bracket, known as the echo boom generation. This generation is attracted by the affordability, diversity of style choices and flexibility as to the location of their home. The age 55 and older category is the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the low maintenance requirements of factory-built homes, and by the lifestyle of many age-restricted planned communities that are specifically designed for manufactured homes.
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
Cavco Industries, Inc. was elected “2010 Manufacturer of the Year”, a recognition given to us by our peers in the Manufactured Housing Institute, the factory-built home industry’s national trade organization. This honor was earned through the diligent efforts of our people as well as the support of our customers and suppliers and we are privileged to receive the award.
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
Results of Operations — (Dollars in thousands, except average sales price amounts)
Three months ended June 30, 2010 compared to 2009
Net Sales. Total net sales increased 249.4% to $47,505 for the three months ended June 30, 2010 compared to $13,595 for the comparable quarter last year. The first quarter 2011 results include the Fleetwood Homes operations which, as previously reported, were acquired during the second quarter of fiscal year 2010.
Net Income. Net income attributable to Cavco Stockholders for the three months ended June 30, 2010 was $518 compared to net loss of $1,449 for the comparable quarter last year.
Gross Profit. Gross profit as a percent of sales increased to 13.6% for the three months ended June 30, 2010 from 0.7% for the same period last year. Including the Fleetwood Homes operations, the Company’s combined manufacturing operations sold 2,049 floors during the three months ended June 30, 2010 compared to 512 during the same period last year. The average sales price per floor of $22,459 for the three months ended June 30, 2010 was 11.3% lower than the $25,324 average sales price per floor last year. While improved, gross profit continues to be adversely impacted by a product mix favoring smaller-size homes with fewer amenities. The gross profit improvement was also offset in part by volatile incoming order rates, which limited our factories’ opportunities to increase production levels and hampered efficient production planning and execution.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 112.0% or $2,767, to $5,236, or 11.0% of net sales, for the three months ended June 30, 2010 versus $2,469, or 18.2% of net sales, for the same period last year. The increase relates primarily to additional expenses due to the increased size of the consolidated Company after the purchase of the Fleetwood Homes assets and increased incentive compensation resulting from the impact of improved earnings. The decrease in selling, general and administrative expenses as a percentage of sales resulted from higher sales volume.
Interest Income. Interest income represents income earned on inventory finance receivables, short-term investments, and unrestricted cash and cash equivalents held at various times throughout the periods. Interest income increased 566.7% to $180 for the three months ended June 30, 2010 as compared to $27 during the prior year period. The increase resulted from the effect of interest income earned on inventory finance receivables, offset in part by lower interest rates earned on our investments in U.S. Treasury money market funds and short-term bank certificates of deposit.
Income Taxes. For the three month periods ended June 30, 2010 and 2009, the effective income tax rate was approximately 39% and 38%, respectively.
Liquidity and Capital Resources
We believe that cash and cash equivalents at June 30, 2010, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s strong cash position, the Company has not sought, nor does it have access to, external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $884 of cash during the three months ended June 30, 2010 as compared to the use of $2,870 during the same period last year. Cash generated by operating activities during the current period was primarily the result of operating income before non-cash charges and increases in accrued liabilities, primarily accrued salaries, wages and benefits, offset in part by additional net funding of inventory finance initiatives. Cash used by operating activities during the three months ended June 30, 2009 was primarily from operating losses before non-cash charges, a reduction in accounts payable and accrued liabilities, and funding of inventory finance initiatives, offset in part by lower inventory balances.
Investing activities required the use of $237 of cash during the three months ended June 30, 2010 compared to the use of $754 of cash during the same period last year. Cash used by investing activities in the current period is comprised primarily of normal recurring capital expenditures in all of our factories. During the three months ended June 30, 2009, cash was used by net purchases of $744 of short-term investments in short-term bank certificates of deposit.
No financing activities occurred during the three months ended June 30, 2010 or 2009, respectively.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued its pronouncements regarding business combinations and noncontrolling interest in consolidated financial statements, currently contained in FASB ASC 805, Business Combinations, and FASB ASC 810, Consolidation, respectively, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The pronouncements were effective for fiscal years beginning after December 15, 2008. Therefore, effective April 1, 2009, the Company adopted the new business combination and consolidation guidance, which affected the accounting for the Fleetwood Homes transaction that closed on August 17, 2009. As a result of the new business combinations pronouncement, $772 in acquisition-related transaction costs were required to be expensed as incurred in fiscal year 2010 rather than capitalized as part of the purchase price. Also, the differing treatment of these transaction-related costs for tax purposes affected the deferred income taxes recorded as of the Acquisition Date. In addition, the new noncontrolling interest guidance resulted in classifying Third Avenue’s financial interest in Fleetwood Homes as a “noncontrolling interest” in the equity section of the Consolidated Balance Sheet rather than being presented as a mezzanine item between liabilities and equity.
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement is now included in FASB ASC 855, Subsequent Events. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC 855), which provides that public companies no longer need to disclose the date through which subsequent events have been evaluated, and was effective upon issuance. The Company has evaluated subsequent events after the balance sheet date of June 30, 2010 through the date of the filing of this report with the SEC and there were no disclosable subsequent events.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The financing receivables disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. The Company is required to adopt the provisions of ASU 2010-20 relating to period-end disclosures during the quarter ended December 31, 2010 and all remaining provisions during the quarter ended March 31, 2011. Management is currently evaluating the impact, if any, ASU 2010-20 will have on its consolidated financial position, results of operations and cash flows and the related disclosures in the Notes to Consolidated Financial Statements.
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

Forward-looking Statements
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	We may not be able to successfully integrate Fleetwood Homes and any future acquisition or attain the anticipated benefits and the acquisition of Fleetwood Homes and other future acquisitions may adversely impact the Company’s liquidity; and

•	Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations.

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
(b) Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2010, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc. Registrant
August 6, 2010	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 6, 2010	/s/ Daniel L. Urness
Daniel L. Urness
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation

3.3(3)	Amended and Restated Bylaws

10.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan

10.2*	First Amendment to the Cavco Industries, Inc. 2005 Stock Incentive Plan

10.3(4)	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2011

10.4(4)	Chief Executive Officer Incentive Plan for Fiscal Year 2011

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(4)	Incorporated by reference to the Periodic Report on Form 8-K filed on May 27, 2010

*	Filed herewith

**	Furnished herewith