Form 10-Q
period 2010-09-30
CAVCO INDUSTRIES INC
filed 2010-11-05
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2405642
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of November 5, 2010, there were 6,642,026 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,986	$74,988
Restricted cash	85	227
Accounts receivable	8,560	9,428
Inventories	15,827	15,751
Prepaid expenses and other current assets	5,552	6,278
Deferred income taxes	5,625	6,240

Total current assets	106,635	112,912

Property, plant and equipment, at cost:
Land	16,194	16,194
Buildings and improvements	20,257	20,345
Machinery and equipment	11,257	10,983

	47,708	47,522
Accumulated depreciation	(10,565)	(9,933)

	37,143	37,589
Inventory finance notes receivable, net	21,201	12,929
Goodwill and intangible assets, net	68,886	68,912

Total assets	$233,865	$232,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,754	$5,375
Accrued liabilities	27,824	26,919

Total current liabilities	31,578	32,294

Deferred income taxes	19,557	19,694

Commitments and contingencies

Cavco Industries, Inc. stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,542,026 and 6,541,684 shares, respectively	65	65
Additional paid-in capital	127,479	127,152
Retained earnings	19,757	18,559

Total Cavco Industries, Inc. stockholders’ equity	147,301	145,776

Noncontrolling interest	35,429	34,578

Total equity	182,730	180,354

Total liabilities and stockholders’ equity	$233,865	$232,342

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$45,888	$29,377	$93,393	$42,972
Cost of sales	38,709	25,229	79,773	38,730

Gross profit	7,179	4,148	13,620	4,242
Selling, general and administrative expenses	5,489	4,541	10,725	7,010

Income (loss) from operations	1,690	(393)	2,895	(2,768)
Interest income	266	29	446	56

Income (loss) before income taxes	1,956	(364)	3,341	(2,712)
Income tax (expense) benefit	(757)	142	(1,292)	1,041

Net income (loss)	1,199	(222)	2,049	(1,671)
Less: net income (loss) attributable to noncontrolling interest	519	(59)	851	(59)

Net income (loss) attributable to Cavco Industries, Inc. common stockholders	$680	$(163)	$1,198	$(1,612)

Net income (loss) per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$0.10	$(0.03)	$0.18	$(0.25)

Diluted	$0.10	$(0.03)	$0.18	$(0.25)

Weighted average shares outstanding:
Basic	6,541,951	6,507,547	6,541,846	6,507,225

Diluted	6,747,116	6,507,547	6,763,020	6,507,225

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$2,049	$(1,671)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	679	516
Provision for credit losses	141	6
Deferred income taxes	478	(828)
Share-based compensation expense	327	160
Loss (gain) on disposal of property, plant and equipment	237	(9)
Changes in operating assets and liabilities:
Restricted cash	142	(178)
Accounts receivable	868	(2,833)
Inventories	(76)	(83)
Prepaid expenses and other current assets	726	143
Inventory finance notes receivable	(8,413)	(2,685)
Accounts payable and accrued liabilities	(716)	8,038

Net cash (used in) provided by operating activities	(3,558)	576

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(459)	(157)
Proceeds from sale of property, plant and equipment	15	12
Purchase of Fleetwood Homes assets and certain liabilities	—	(25,799)
Purchases of short-term investments	—	(1,488)
Proceeds from sale of short-term investments	—	3,471

Net cash used in investing activities	(444)	(23,961)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	50
Proceeds from issuance of Fleetwood Homes, Inc. stock	—	35,000

Net cash provided by financing activities	—	35,050

Net (decrease) increase in cash and cash equivalents	(4,002)	11,665
Cash and cash equivalents at beginning of period	74,988	70,557

Cash and cash equivalents at end of period	$70,986	$82,222

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$803	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2010
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
Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floorplan financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 5). The recognition of revenue from homes sold under inventory finance programs involving funds provided by the Company is deferred until such time that payment for the related inventory finance note receivable is received by the Company (see Note 3). Retail sales by Company-owned retail locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
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
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement is now included in FASB ASC 855, Subsequent Events (“ASC 855”). In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC 855), which provides that public companies no longer need to disclose the date through which subsequent events have been evaluated, and was effective upon issuance. The Company has evaluated subsequent events after the balance sheet date of September 30, 2010 through the date of the filing of this report with the SEC and there were no disclosable subsequent events.

For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
Inventories consist of the following (in thousands):

	September 30,	March 31,
	2010	2010

Raw materials	$10,237	$10,158
Work in process	2,615	2,614
Finished goods	2,975	2,979

	$15,827	$15,751

Accrued liabilities consist of the following (in thousands):

	September 30,	March 31,
	2010	2010

Estimated warranties	$11,891	$13,891
Deferred margin	4,513	2,615
Salaries, wages and benefits	4,301	3,407
Accrued insurance	1,582	1,589
Accrued volume rebates	1,239	701
Reserve for repurchase commitments	689	760
Customer deposits	572	1,610
Other (various)	3,037	2,346

	$27,824	$26,919

3. Inventory Finance Notes Receivable and Allowance for Loan Loss
The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under third-party participation financing programs and direct inventory financing arrangements provided for the home product inventory needs of our independent distribution base. Under the terms of the third-party participation programs, the Company provides loans to third-party financiers amounting to a significant portion of the funds that such financiers then lend to finance retail inventories of our products. Under the terms of the direct inventory finance arrangements, the Company provides all of the inventory finance funds. These funds are secured by the inventory collateral and other security depending on borrower circumstances and are exposed to additional credit and collateral risks. The other terms of direct inventory finance arrangements vary depending on the needs of the borrower and the opportunity for the Company, but generally follow the same tenets as the third-party participation programs.

Inventory finance notes receivable, net, consists of the following (in thousands):

	September 30,	March 31,
	2010	2010

Direct inventory finance notes receivable	$15,341	$8,216
Participation inventory finance notes receivable	6,041	4,753
Allowance for loan loss	(181)	(40)

	$21,201	$12,929

The allowance for loan loss is estimated based on industry practice and Company experience. The participation inventory finance notes receivable portion of the portfolio is considered a general obligation of the third party floorplan lenders. The Company evaluates these lenders based on their overall financial stability and determined that an applicable allowance for loan loss was not needed at September 30, 2010 and March 31, 2010. With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers, and the Company recorded an applicable allowance for loan loss of $181 and $40 at September 30, 2010 and March 31, 2010, respectively. In conjunction with third-party service providers, where applicable, borrower activity and inventory levels are monitored to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of collateral value and the risk of collateral loss. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the allowance for loan loss.
The Company’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid and when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At September 30, 2010, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance notes receivable balance.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$12,991	$5,417	$13,891	$5,902
Liability assumed with Fleetwood Homes	—	11,184	—	11,184
Charged to costs and expenses	1,073	526	2,286	1,278
Payments and deductions	(2,173)	(1,026)	(4,286)	(2,263)

Balance at end of period	$11,891	$16,101	$11,891	$16,101

5. Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and the risk of loss is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $12,580 at September 30, 2010, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $689 at September 30, 2010 related to these commitments.

Letter of Credit — The Company maintains a $250 outstanding letter of credit with J.P. Morgan Chase Bank N.A. for any remaining claims under a self-funded workers’ compensation program, which concluded on September 30, 2006. There have been no draws against the letter of credit.
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
6. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 352,126 shares were still available for grant at September 30, 2010. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a one- to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The following table summarizes the option activity within the Company’s stock-based compensation plans for the six months ended September 30, 2010:

Number
of Shares

Outstanding at March 31, 2010	681,580
Granted	62,500

Outstanding at September 30, 2010	744,080

Exercisable at September 30, 2010	533,705

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended September 30, 2010 is as follows:

Number
of Shares

Nonvested at March 31, 2010	840
Vested	(342)

Nonvested at September 30, 2010	498

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) attributable to Cavco Industries, Inc. common stockholders	$680	$(163)	$1,198	$(1,612)

Weighted average shares outstanding:
Basic	6,541,951	6,507,547	6,541,846	6,507,225
Common stock equivalents — treasury stock method	205,165	—	221,174	—

Diluted	6,747,116	6,507,547	6,763,020	6,507,225

Net income (loss) per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$0.10	$(0.03)	$0.18	$(0.25)

Diluted	$0.10	$(0.03)	$0.18	$(0.25)

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009 were 9,376 and 211,890, respectively. There were 1,856 and 197,661 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended September 30, 2010 and 2009, respectively.
8. Stockholders’ Equity
The following table represents changes in equity, including stockholders’ equity attributable to Cavco’s stockholders and non-controlling interests (in thousands):

	Cavco Industries, Inc. Stockholders				Equity
			Additional		Attributable to
	Common Stock		paid-in	Retained	Noncontrolling
	Shares	Amount	capital	earnings	Interest	Total

Balance, March 31, 2010	6,541,684	$65	$127,152	$18,559	$34,578	$180,354

Stock option exercises and associated tax benefits	342	—	—	—	—	—

Share-based compensation	—	—	327	—	—	327

Net income	—	—	—	1,198	851	2,049

Balance, September 30, 2010	6,542,026	$65	$127,479	$19,757	$35,429	$182,730

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
Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, other intellectual property, and specified contracts and leases, and assumed certain express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash. Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
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

Cash and cash equivalents of the Company totaled approximately $71.0 million on September 30, 2010. We believe this level of capitalization should provide resources to the operations of the Company sufficient to endure depressed current market conditions and to establish a solid base for continued growth.
Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. General economic challenges remain, including turmoil in the mortgage loan markets, unemployment, low consumer confidence levels, and overall housing sector weakness.
Several major obstacles are impeding annual home shipment volume; foremost among them is a lack of mortgage financing. Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have combined as significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Because only limited progress has been made in this area, such as increased loan limits for government backed home-only loans, a meaningful and sustainable positive impact in the form of increased home orders at our factories has yet to be realized.
In addition, sales of our homes have been negatively affected by high unemployment rates as well as underemployment. Combined with weak consumer confidence in the U.S. economy, the environment is not conducive for potential customers to commit to a home purchase. General economic challenges need to diminish in order to spur annual industry and Company shipment levels.
Competition from excess site-built home inventory is also an issue of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. Many on-site home builders with high inventory levels are offering sizable incentives to homebuyers in order to be competitive with lender foreclosure pricing in their sales areas. The resultant price points are low enough in many cases to truly compete with manufactured housing. Lower site-built home prices and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential home buyers must sell their existing home in order to facilitate the purchase of a new factory built home.
The Company operated with low backlogs throughout the first half of fiscal year 2011. The backlog of sales orders at September 30, 2010 varied among our ten operating factories, but in total was $2.0 million, or less than one week of current aggregate production levels.
Inventory financing for the industry’s retail distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve. As most of our independent distribution network requires financing to maintain inventories of homes, the Company partnered with several lenders to provide this type of inventory financing. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that third-party financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds (see Note 3). The Company’s participation in inventory finance has increased the availability of manufactured home inventory financing to distributors of Cavco and Fleetwood Homes products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to distributors and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers.

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
We maintain a conservative cost structure, which enables us to build great value into our homes. We have placed a consistent focus on developing synergies among all operations to improve sales and margins since the Fleetwood Homes business combination one year ago. In addition, the Company has worked diligently throughout past year to maintain a solid financial position. Our debt-free balance sheet and position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
Cavco Industries, Inc. was elected “2010 Manufacturer of the Year”, a recognition given to us by our peers in the Manufactured Housing Institute, the factory-built home industry’s national trade organization. This honor was earned through the diligent efforts of our people as well as the support of our customers and suppliers and we are privileged to receive the award.
During the second quarter of fiscal 2011, our Chairman, President and Chief Executive Officer, Joseph Stegmayer, was elected Chairman of the Manufactured Housing Institute (“MHI”), the factory-built home industry’s national trade organization, to serve for a two-year term. MHI’s primary role is to assist the entire industry in working with government regulatory authorities to assure the availability of high quality, affordable homes for people throughout the country.
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
Regulatory Developments
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New Federal Housing Administration (FHA) Title I program guidelines became effective on June 1, 2010. On June 10, 2010, the Government National Mortgage Association (Ginnie Mae) began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Chattel loans have languished in recent years and the increased loan limit is meant to broaden opportunities for prospective homeowners. However, a meaningful positive impact from these changes in the form of increased home orders at our factories has yet to be realized.

Results of Operations — (Dollars in thousands, except average sales price amounts)
Three and six months ended September 30, 2010 compared to 2009
Net Sales. Total net sales increased 56.2% to $45,888 for the three months ended September 30, 2010 compared to $29,377 for the comparable quarter last year. For the six months ended September 30, 2010, net sales increased 117.3% to $93,393 from $42,972 for the same period last year. The fiscal year 2011 results include the Fleetwood Homes operations which, as previously reported, were acquired on August 17, 2009, and from that date forward were included in the results of fiscal year 2010.
Gross Profit. Gross profit as a percent of sales increased to 15.6% for the three months ended September 30, 2010 from 14.1% for the same period last year and increased to 14.6% for the six months ended September 30, 2010 from 9.9% last year. Including the Fleetwood Homes operations, the Company’s combined manufacturing operations sold 1,919 and 3,968 floors during the three and six months ended September 30, 2010, respectively, compared to 1,203 and 1,715 during the comparable periods last year. The average sales price per floor of $22,694 for the six months ended September 30, 2010 was 6.7% lower than the $24,316 average sales price per floor last year. While improved, gross profit continues to be adversely impacted by a product mix favoring smaller-size homes with fewer amenities. The gross profit improvement was also offset in part by volatile incoming order rates, which limited our factories’ opportunities to increase production levels and hampered efficient production planning and execution.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20.9% or $948, to $5,489, or 12.0% of net sales, for the three months ended September 30, 2010 versus $4,541, or 15.5% of net sales, for the same period last year. For the six-month period ended September 30, 2010, selling, general and administrative expenses increased 53.0% or $3,715 to $10,725 from $7,010 last year. The prior period amount included $711 in acquisition-related costs pertaining to the purchase of the Fleetwood Homes assets. The increase relates primarily to additional expenses due to the increased size of the consolidated Company after the purchase of the Fleetwood Homes assets and increased incentive compensation resulting from the impact of improved earnings. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from higher sales volume.
Interest Income. Interest income represents income earned on inventory finance notes receivable, short-term investments, and unrestricted cash and cash equivalents held at various times throughout the periods. Interest income increased 817.2% to $266 for the three months ended September 30, 2010 as compared to $29 during the prior year period. For the six-month period ended September 30, 2010, interest income increased 696.4% to $446 from $56 last year. The increase resulted from the effect of interest income earned on inventory finance receivables, offset in part by lower interest rates earned on our investments in U.S. Treasury money market funds.
Income Taxes. For the three-month periods ended September 30, 2010 and 2009, the effective income tax rate was approximately 39%. For the six-month periods ended September 30, 2010 and 2009, the effective income tax rate was approximately 39% and 38%, respectively.
Net Income. Net income attributable to Cavco stockholders for the three and six months ended September 30, 2010 was $680 and $1,198, respectively, compared to net loss of $163 and $1,612 for the comparable quarter and six-month period last year, respectively.
Liquidity and Capital Resources
We believe that cash and cash equivalents at September 30, 2010, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought, nor does it have access to, external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities required the use of $3,558 of cash during the six months ended September 30, 2010 as compared to providing $576 during the same period last year. Cash used by operating activities during the current period was primarily the result of additional net funding of inventory finance initiatives and decreases in accounts payable, offset in part by operating income before non-cash charges and collections of trade receivables. Cash provided by operating activities during the six months ended September 30, 2009 was primarily from an increase in accounts payable and accrued liabilities, offset in part by operating losses before non-cash charges, funding of inventory finance initiatives and an increase in trade receivables.
Investing activities required the use of $444 of cash during the six months ended September 30, 2010 compared to the use of $23,961 of cash during the same period last year. Cash used by investing activities in the current period is comprised primarily of capital expenditures in all of our operations. During the six months ended September 30, 2009, cash used by investing activities was comprised primarily of $25,799 for the acquisition of the Fleetwood Homes assets, offset in part by net proceeds of $1,983 from sales of investments in short-term bank certificates of deposit.
No financing activities occurred during the six months ended September 30, 2010. Financing activities provided $35,050 in cash during the six months ended September 30, 2009, resulting from proceeds of the issuance of Fleetwood Homes, Inc. stock to Third Avenue Value Fund for $35,000 with the remaining amount from the issuance of common stock under our stock incentive plans.
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
In May 2009, the FASB issued its pronouncement regarding subsequent events intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement is now included in FASB ASC 855, Subsequent Events. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASC 855), which provides that public companies no longer need to disclose the date through which subsequent events have been evaluated, and was effective upon issuance. The Company has evaluated subsequent events after the balance sheet date of September 30, 2010 through the date of the filing of this report with the SEC and there were no disclosable subsequent events.

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
Forward-looking Statements
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	We may not be able to successfully integrate Fleetwood Homes and any future acquisition or attain the anticipated benefits and the acquisition of Fleetwood Homes and other future acquisitions may adversely impact the Company’s liquidity; and

•	Our increasing participation in certain wholesale financing programs for the purchase of our products by industry retailers exposes us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations.
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
(b) Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2010, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc. Registrant
November 5, 2010	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 5, 2010	/s/ Daniel L. Urness
Daniel L. Urness
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1	(1)	Restated Certificate of Incorporation
3.2	(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.3	(3)	Amended and Restated Bylaws
10.1	(4)	Amendment to the Cavco Industries, Inc. Stock Incentive Plan
10.2	(5)	First Amendment to the Cavco Industries, Inc. 2005 Stock Incentive Plan
10.3	(6)	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2011
10.4	(6)	Chief Executive Officer Incentive Plan for Fiscal Year 2011
31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
32	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(4)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

(5)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

(6)	Incorporated by reference to the Periodic Report on Form 8-K filed on May 27, 2010

*	Filed herewith

**	Furnished herewith