Form 10-Q
period 2010-12-31
CAVCO INDUSTRIES INC
filed 2011-02-09
CIK 278166

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of February 7, 2011, there were 6,817,606 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,162	$74,988
Restricted cash	213	227
Accounts receivable	4,457	9,428
Inventories	16,804	15,751
Prepaid expenses and other current assets	6,604	6,278
Debtor-in-possession note receivable	38,516	—
Deferred income taxes	5,223	6,240

Total current assets	120,979	112,912

Property, plant and equipment, at cost:
Land	16,194	16,194
Buildings and improvements	20,275	20,345
Machinery and equipment	11,458	10,983

	47,927	47,522
Accumulated depreciation	(10,896)	(9,933)

	37,031	37,589

Inventory finance notes receivable, net	18,413	12,929
Goodwill and intangible assets, net	68,872	68,912

Total assets	$245,295	$232,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,318	$5,375
Accrued liabilities	25,972	26,919
Noncontrolling interest note payable	14,000	—

Total current liabilities	42,290	32,294

Deferred income taxes	18,412	19,694

Commitments and contingencies

Cavco Industries, Inc. stockholders’ equity
Preferred Stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,817,606 and 6,541,684 shares, respectively	68	65
Additional paid-in capital	129,049	127,152
Retained earnings	19,781	18,559

Total Cavco Industries, Inc. stockholders’ equity	148,898	145,776

Noncontrolling interest	35,695	34,578

Total equity	184,593	180,354

Total liabilities and stockholders’ equity	$245,295	$232,342

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$39,612	$36,369	$133,005	$79,341
Cost of sales	34,269	33,106	114,042	71,836

Gross profit	5,343	3,263	18,963	7,505
Selling, general and administrative expenses	5,275	4,954	16,000	11,964

Income (loss) from operations	68	(1,691)	2,963	(4,459)
Interest income	511	52	957	108

Income (loss) before income taxes	579	(1,639)	3,920	(4,351)
Income tax (expense) benefit	(289)	471	(1,581)	1,512

Net income (loss)	290	(1,168)	2,339	(2,839)
Less: net income (loss) attributable to noncontrolling interest	266	(138)	1,117	(197)

Net income (loss) attributable to Cavco Industries, Inc. common stockholders	$24	$(1,030)	$1,222	$(2,642)

Net income (loss) per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$0.00	$(0.16)	$0.19	$(0.41)

Diluted	$0.00	$(0.16)	$0.18	$(0.41)

Weighted average shares outstanding:
Basic	6,651,928	6,511,184	6,578,732	6,508,552

Diluted	6,841,802	6,511,184	6,860,385	6,508,552

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$2,339	$(2,839)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,024	863
Provision for credit losses	173	24
Deferred income taxes	(265)	1,157
Share-based compensation expense	509	270
Tax benefits from option exercises	—	317
Incremental tax benefits from option exercises	—	(277)
Gain on sale of property, plant and equipment	(10)	(10)
Impairment of property, plant and equipment	248	—
Changes in operating assets and liabilities:
Restricted cash	14	(43)
Accounts receivable	4,971	2,746
Inventories	(1,053)	1,894
Prepaid expenses and other current assets	(326)	(4,070)
Inventory finance notes receivable	(5,657)	(8,270)
Accounts payable and accrued liabilities	(4,004)	1,591

Net cash used in operating activities	(2,037)	(6,647)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(680)	(178)
Proceeds from sale of property, plant and equipment	16	13
Purchase of Fleetwood Homes assets and certain liabilities	—	(25,799)
Purchases of short-term investments	—	(1,488)
Proceeds from sale of short-term investments	—	5,456
Investment in debtor-in-possession note receivable	(38,516)	—

Net cash used in investing activities	(39,180)	(21,996)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,391	50
Proceeds from issuance of Fleetwood Homes, Inc. stock	—	35,000
Proceeds from issuance of note payable	14,000	—
Incremental tax benefits from option exercises	—	277

Net cash provided by financing activities	15,391	35,327

Net (decrease) increase in cash and cash equivalents	(25,826)	6,684
Cash and cash equivalents at beginning of period	74,988	70,557

Cash and cash equivalents at end of period	$49,162	$77,241

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,445	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of December 31, 2010 through the date of the filing of this report with the SEC and there were no disclosable subsequent events. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2010 (the “Form 10-K”).
As previously reported the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. on August 17, 2009 (“Acquisition Date”) through their jointly owned corporation, FH Holding, Inc., subsequently re-named Fleetwood Homes, Inc. (“Fleetwood Homes”). Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company.
The transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. The idle Woodland, California facility was leased to a third party during the first quarter of fiscal 2011. The sale of the idle Waco factory is in process and is expected to close during the fourth quarter of fiscal 2011. Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25,800 and was paid in cash. Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
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
As discussed further in Note 9, during the fiscal quarter ended December 31, 2010, Fleetwood Homes provided a $50,000 debtor-in-possession (“DIP”) credit facility to Palm Harbor Homes, Inc. (“Palm Harbor”). Palm Harbor is a manufacturer and marketer of factory-built housing and a provider of related consumer financing and insurance products. Palm Harbor and certain of its subsidiaries filed for chapter 11 bankruptcy protection on November 29, 2010. Subsequently, Fleetwood Homes’ newly-formed subsidiary (“Acquisition Co.”) became the court-approved “stalking horse” bidder to acquire substantially all of Palm Harbor’s assets and to assume certain liabilities. Acquisition Co.’s $57,500 bid is subject to customary conditions to closing, certain post-closing adjustments, and bankruptcy court approval. The asset purchase transaction is expected to be conducted pursuant to an auction process under section 363 of the U.S. Bankruptcy Code.

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

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods ending after June 15, 2011. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010 (see Note 3), and the remaining provisions will be adopted during the quarter ended March 31, 2011, except for the disclosures related to troubled debt restructurings, which are currently expected to be effective for the Company’s quarter ended June 30, 2011.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Composition of Certain Financial Statement Captions
Inventories consist of the following (in thousands):

	December 31,	March 31,
	2010	2010

Raw materials	$11,005	$10,158
Work in process	2,663	2,614
Finished goods and other	3,136	2,979

	$16,804	$15,751

Accrued liabilities consist of the following (in thousands):

	December 31,	March 31,
	2010	2010

Estimated warranties	$10,791	$13,891
Deferred margin	4,313	2,615
Salaries, wages and benefits	3,494	3,407
Accrued insurance	1,560	1,589
Accrued volume rebates	1,085	701
Customer deposits	844	1,610
Reserve for repurchase commitments	696	760
Other (various)	3,189	2,346

	$25,972	$26,919

3. Inventory Finance Notes Receivable and Allowance for Loan Loss
The Company’s inventory finance notes receivable balance consists of two classes: (i) amounts loaned by the Company under participation inventory financing programs; and (ii) direct inventory financing arrangements for the home product inventory needs of our independent distribution base.
Under the terms of the participation programs, the Company provides loans to independent financial institutions representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases of our products. The participation inventory finance notes receivable are unsecured general obligations of the independent floorplan lenders.
Under the terms of the direct inventory finance arrangements, the Company provides all of the inventory finance funds. These notes are secured by the inventory collateral and other security depending on borrower circumstances. The other terms of direct inventory finance arrangements vary depending on the needs of the borrower and the opportunity for the Company, but generally follow the same tenets as the participation programs.
Inventory finance notes receivable, net, consists of the following by class of financing receivable (in thousands):

	December 31,	March 31,
	2010	2010

Direct inventory finance notes receivable	$12,523	$8,216
Participation inventory finance notes receivable	6,103	4,753
Allowance for loan loss	(213)	(40)

	$18,413	$12,929

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability and has determined that an applicable allowance for loan loss was not needed at December 31, 2010 and March 31, 2010.
With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $213 and $40 at December 31, 2010 and March 31, 2010, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Balance at beginning of period	$181	$6	$40	$—
Provision for credit losses	117	18	258	24
Loans charged off, net of recoveries	(85)	—	(85)	—

Balance at end of period	$213	$24	$213	$24

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010

Inventory finance notes receivable:

Collectively evaluated for impairment	$11,126	$5,400	$—	$—
Individually evaluated for impairment	1,397	2,816	6,103	4,753

Total	$12,523	$8,216	$6,103	$4,753

Allowance for loan loss:

Collectively evaluated for impairment	$(213)	$(40)	$—	$—
Individually evaluated for impairment	—	—	—	—

Total	$(213)	$(40)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. Charge-offs may include all or a portion of an individual loan balance, accrued interest, and costs of recovery efforts. At December 31, 2010, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance notes receivable balance. The following table disaggregates the Company’s inventory finance notes receivable by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010

Risk profile based on payment activity:

Performing	$12,449	$8,210	$6,103	$4,753
Watch list	74	6	—	—
Nonperforming	—	—	—	—

Total	$12,523	$8,216	$6,103	$4,753

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance notes receivable principal balance outstanding as of December 31, 2010 and March 31, 2010:

	December 31,	March 31,
	2010	2010

Arizona	26.5%	23.6%
Texas	18.4%	22.8%
California	8.9%	11.7%
The States of California, Arizona, and to a lesser degree Texas, have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the inventory finance notes receivable as of December 31, 2010 or March 31, 2010.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Balance at beginning of period	$11,891	$16,101	$13,891	$5,902
Liability assumed with Fleetwood Homes	—	—	—	11,184

Charged to costs and expenses	890	1,463	3,176	2,741
Payments and deductions	(1,990)	(2,563)	(6,276)	(4,826)

Balance at end of period	$10,791	$15,001	$10,791	$15,001

5. Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and the risk of loss is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $12,435 at December 31, 2010, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $696 at December 31, 2010 related to these commitments.
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

6. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 349,126 shares were still available for grant at December 31, 2010. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a one- to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and nine months ended December 31, 2010, respectively, was approximately $182 and $509. The Company recorded stock-based compensation expense of $110 and $270 for the three and nine months ended December 31, 2009, respectively.
As of December 31, 2010, total unrecognized compensation cost related to stock options was approximately $1,696 and the related weighted-average period over which it is expected to be recognized is approximately 2.62 years.
The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 31, 2010:

Number
of Shares

Outstanding at March 31, 2010	681,580
Granted	65,500
Exercised	(345,580)

Outstanding at December 31, 2010	401,500

Exercisable at December 31, 2010	192,750

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended December 31, 2010 is as follows:

Number
of Shares

Nonvested at March 31, 2010	840
Vested	(342)

Nonvested at December 31, 2010	498

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income (loss) attributable to Cavco Industries, Inc. common stockholders	$24	$(1,030)	$1,222	$(2,642)

Weighted average shares outstanding:
Basic	6,651,928	6,511,184	6,578,732	6,508,552
Common stock equivalents — treasury stock method	189,874	—	281,653	—

Diluted	6,841,802	6,511,184	6,860,385	6,508,552

Net income (loss) per share attributable to Cavco Industries, Inc. common stockholders:
Basic	$0.00	$(0.16)	$0.19	$(0.41)

Diluted	$0.00	$(0.16)	$0.18	$(0.41)

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 31, 2010 and 2009 were 9,036 and 222,406, respectively. There were 1,368 and 236,132 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended December 31, 2010 and 2009, respectively.
8. Stockholders’ Equity
The following tables represent changes in equity, including stockholders’ equity attributable to Cavco’s stockholders and non-controlling interest for the three and nine months ended December 31, 2010 (in thousands):

	Equity Attributable to Cavco Stockholders				Equity
			Additional		Attributable to
	Common Stock		paid-in	Retained	Noncontrolling
	Shares	Amount	capital	earnings	Interest	Total
Balance, September 30, 2010	6,542,026	$65	$127,479	$19,757	$35,429	$182,730

Stock option exercises and associated tax benefits	275,580	3	1,388	—	—	1,391
Share-based compensation	—	—	182	—	—	182
Net income	—	—	—	24	266	290

Balance, December 31, 2010	6,817,606	$68	$129,049	$19,781	$35,695	$184,593

	Equity Attributable to Cavco Stockholders				Equity
			Additional		Attributable to
	Common Stock		paid-in	Retained	Noncontrolling
	Shares	Amount	capital	earnings	Interest	Total
Balance, March 31, 2010	6,541,684	$65	$127,152	$18,559	$34,578	$180,354

Stock option exercises and associated tax benefits	275,922	3	1,388	—	—	1,391
Share-based compensation	—	—	509	—	—	509
Net income	—	—	—	1,222	1,117	2,339

Balance, December 31, 2010	6,817,606	$68	$129,049	$19,781	$35,695	$184,593

9. Debtor-In-Possession Note Receivable and Acquisition
On November 29, 2010, Fleetwood Homes, Inc. entered into a Debtor-In-Possession Revolving Credit Agreement (the “DIP Agreement”) and a Security Agreement (the “DIP Security Agreement”) with Palm Harbor Homes, Inc. and certain of its subsidiaries. Also on November 29, 2010, Fleetwood Homes’ newly-formed subsidiary (“Acquisition Co.”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Palm Harbor and certain of its subsidiaries. Palm Harbor is a manufacturer and marketer of factory-built housing and a provider of related financing and insurance.
Palm Harbor and those of its subsidiaries that are parties to the DIP Agreement and the Purchase Agreement filed for chapter 11 bankruptcy protection on November 29, 2010. Pursuant to the terms and conditions of the DIP Agreement, FHI has agreed to provide a $50,000 debtor-in-possession credit facility (which may increase to $55,000 if certain conditions are met) to finance Palm Harbor’s reorganization under chapter 11 of the U.S. Bankruptcy Code. The DIP loan facility bears interest at 7% per annum and matures on the earlier of April 15, 2011 or 15 days after entry of a final order from the U.S. Bankruptcy Court approving the sale of Palm Harbor’s assets (“Maturity Date”). Palm Harbor’s obligations under the DIP Agreement are secured by a first position lien on substantially all of Palm Harbor’s assets. The credit facility was partially used by Palm Harbor to extinguish its Textron Financial Corporation debt facility and to fund post-petition operations, commitments to customers, and employee obligations.
At December 31, 2010, the outstanding balance on the DIP credit facility was $38,516. The Company had accrued interest receivable from Palm Harbor of $214 as of December 31, 2010, which has been added to the principal balance of the loan at the election of Palm Harbor as allowed under the terms of the DIP Agreement.
Pursuant to the terms and conditions of the Purchase Agreement, Palm Harbor and its applicable subsidiaries have agreed to sell, and Acquisition Co. has agreed to purchase, substantially all of Palm Harbor’s assets comprising its manufactured housing business, its finance business, and its insurance business. The purchase is subject to customary conditions to closing and bankruptcy court approval and includes manufactured housing factories, retail locations, equipment, accounts receivable, inventory, intellectual property, and certain warranty and other liabilities. Palm Harbor’s insurance and finance subsidiaries are not parties to the Palm Harbor bankruptcy filing, but the shares of these companies are included in the assets to be acquired by Acquisition Co.
The consideration pertaining to the purchase of the Palm Harbor assets and assumption of certain liabilities is expected to be approximately $57,500 according to the Purchase Agreement and subject to certain post-closing adjustments. However, the final consideration is expected to be determined pursuant to an auction process under section 363 of the U.S. Bankruptcy Code. If Acquisition Co. is the successful purchaser at auction, the then-outstanding balance of the DIP facility, including accrued interest, will be credit bid, thus reducing the amount of cash consideration to be transferred at the close of the transactions contemplated by the Purchase Agreement. If Acquisition Co. is not the successful purchaser of Palm Harbor, then Palm Harbor must repay the DIP facility in full, including accrued interest, on the Maturity Date.

The Company recognized $98 of acquisition-related costs that were expensed as incurred. These costs were recognized in selling, general and administrative expenses on the Consolidated Statements of Operations.
The DIP Agreement, the DIP Security Agreement, and the Purchase Agreement are subject to the approval of the U.S. Bankruptcy Court. The Company received interim Bankruptcy Court approval of the DIP Agreement and the DIP Security Agreement on December 2, 2010 and final approval on January 6, 2011. Also on January 6, 2011, the Bankruptcy Court approved the Purchase Agreement, including approval of Acquisition Co. as the “stalking horse” bidder for the Palm Harbor assets in the section 363 sale auction process.
The foregoing descriptions of the DIP Agreement, DIP Security Agreement, and Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the DIP Agreement, the DIP Security Agreement, and the Purchase Agreement which were filed as Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2010.
10. Related Party Transactions
At December 31, 2010, Third Avenue Management LLC beneficially owned approximately 12.2% of Cavco’s outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures. Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s financial interest in Fleetwood Homes is considered a “noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements.
As discussed in Note 9, on November 29, 2010, Fleetwood Homes, Inc., a subsidiary owned 50% by the Company and 50% by Third Avenue, entered into an agreement with Palm Harbor Homes, Inc. to provide DIP financing to Palm Harbor and certain of its subsidiaries during the reorganization of Palm Harbor and such subsidiaries under chapter 11 of the U.S. Bankruptcy Code. Additionally, a newly formed subsidiary of Fleetwood Homes entered into an agreement with Palm Harbor and certain of its subsidiaries to purchase substantially all of Palm Harbor’s assets comprising its manufactured and modular housing construction and retail businesses and all of the outstanding stock of its insurance and finance subsidiaries, and to assume certain liabilities of Palm Harbor. The asset purchase transaction is expected to be conducted pursuant to an auction process under section 363 of the U.S. Bankruptcy Code.
On December 1, 2010, the Company and Third Avenue entered into separate convertible note payable agreements with their subsidiary, Fleetwood Homes, for $14,000 each, convertible to 200 shares of Fleetwood Homes, Inc. common stock at the successful close of the contemplated Palm Harbor transaction. The convertible notes bear interest of 2.5% per annum. As of December 31, 2010, the balance of accrued interest payable to Third Avenue was $30. Upon conversion, any right to interest income is forfeited by the note holders. If Acquisition Co. is not the successful purchaser of Palm Harbor, then Fleetwood Homes must immediately repay each note in full, including accrued interest, on the Maturity Date. The $14,000 note payable by Fleetwood Homes to Cavco and related accrued interest is eliminated upon consolidation. The note payable to Third Avenue appears on the Consolidated Balance Sheets as “Noncontrolling interest note payable.”

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
The Fleetwood Homes transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. The idle Woodland, California facility was leased to a third party during the first quarter of fiscal 2011. The sale of the idle Waco factory is in process and is expected to close during the fourth quarter of fiscal 2011.
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
In addition to the seven operating factories listed above, the Company operates two homebuilding facilities located in the Phoenix, Arizona area and one factory in Seguin, Texas. The integration of the Cavco and Fleetwood Homes operations has progressed well. Operating styles and management philosophies have been merged and the business has begun to operate as a cohesive organization. We are in the process of expanding our product offerings throughout the combined organization via the sharing of product designs and production methods. The supportive response by our customer base to the acquisition has been encouraging. We believe we are in a position to realize some operating efficiency improvements as a result of our larger size and buying power although for a period of time, integration-related expenses will mask a portion of such cost savings. We believe that the acquisition will be the source of long-term strategic opportunities for both the Cavco and Fleetwood Homes brands.

On November 29, 2010, Fleetwood Homes entered into an agreement with Palm Harbor Homes, Inc. to provide Debtor-In-Possession (“DIP”) financing to Palm Harbor and certain of its subsidiaries during the reorganization of Palm Harbor and such subsidiaries under chapter 11 of the U.S. Bankruptcy Code. Palm Harbor is a manufacturer and marketer of factory-built housing and a provider of related financing and insurance. In conjunction with Palm Harbor’s filing, Fleetwood Homes committed $50 million, which may increase to $55 million if certain conditions are met, for a DIP credit facility. The credit facility was partially used by Palm Harbor to extinguish its Textron Financial Corporation debt facility and to fund post-petition operations, commitments to customers, and employee obligations. Fleetwood Homes holds a first position lien on substantially all of Palm Harbor’s assets (see Note 9).
Additionally, Fleetwood Homes’ newly formed subsidiary (“Acquisition Co.”) entered into an agreement with Palm Harbor and certain of its subsidiaries to purchase substantially all of Palm Harbor’s assets comprising its manufactured and modular housing construction and retail businesses and all of the outstanding stock of its insurance and finance subsidiaries, and to assume certain liabilities of Palm Harbor. The asset purchase transaction is expected to be conducted pursuant to an auction process under section 363 of the U.S. Bankruptcy Code. Acquisition Co.’s $57.5 million “stalking horse” bid is subject to customary conditions to closing, certain post-closing adjustments, and bankruptcy court approval and includes manufactured housing factories, retail locations, equipment, accounts receivable, inventory, intellectual property, and certain warranty and other liabilities. Palm Harbor’s insurance and finance subsidiaries are not parties to the Palm Harbor bankruptcy filing, but the shares of these companies are included in the assets to be acquired by Acquisition Co.
At December 31, 2010, the outstanding balance on the DIP credit facility was $38.5 million. The Company had accrued interest receivable from Palm Harbor of $214,000 as of December 31, 2010, which has been added to the principal balance of the loan at the election of Palm Harbor as allowed under the terms of the DIP Agreement. If Acquisition Co. is the successful purchaser at auction, the then-outstanding balance of the DIP facility, including accrued interest, will be credit bid, thus reducing the amount of cash consideration to be transferred at the close of the transactions contemplated by the Purchase Agreement (see Note 9).
Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. General economic challenges remain, including turmoil in the mortgage loan markets, unemployment, low consumer confidence levels, and overall housing sector weakness.
Several major obstacles are impeding annual home shipment volume, including a lack of mortgage financing. Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although limited progress has been made in this area, a meaningful and sustainable positive impact in the form of increased home orders at our factories has yet to be realized. See Regulatory Developments on page 17.
In addition, sales of our homes have been negatively affected by high unemployment rates and underemployment. Combined with weak consumer confidence in the U.S. economy, the environment is not conducive for potential customers to commit to a home purchase. General economic challenges need to diminish in order to spur annual industry and Company shipment levels.
Competition from excess site-built home inventory is also an issue of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. Many on-site home builders have adjusted their new-home pricing to respond to market conditions. The resultant price points are low enough in many cases to truly compete with manufactured housing. Lower site-built home prices and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential home buyers must sell their existing home in order to facilitate the purchase of a new factory built home.

The Company has operated with low backlogs throughout fiscal year 2011. The backlog of sales orders at December 31, 2010 varied among our ten operating factories, but in total was $1.7 million, or less than one week of current aggregate production levels.
Inventory financing for the industry’s retail distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve. As most of our independent distribution network requires financing to maintain inventories of homes, the Company partnered with several lenders to provide this type of inventory financing. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds (see Note 3). The Company’s participation in inventory finance has increased the availability of manufactured home inventory financing to distributors of Cavco and Fleetwood Homes products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to distributors and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers.
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
The national rental vacancy rate was recently reported to have declined to 9.4% in the final calendar quarter of 2010, from 10.3% in the same prior year quarter. Rental housing competes directly with many of our product offerings, and reductions in rental availability may have the effect of shifting interested buyers to other housing alternatives including manufactured homes.
Company-wide, we have intensified our efforts to identify niche market opportunities where our diverse product lines and custom building capabilities provide our Company with a competitive advantage. Green construction processes and environmentally-friendly building materials have long been a part of our home-building process and their popularity is expected to grow. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
We maintain a conservative cost structure, which enables us to build great value into our homes. We have placed a consistent focus on developing synergies among all operations. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
Cavco Industries, Inc. was elected “2010 Manufacturer of the Year”, a recognition given to us by our peers in the Manufactured Housing Institute (“MHI”), the factory-built home industry’s national trade organization. This honor was earned through the diligent efforts of our people as well as the support of our customers and suppliers and we are privileged to receive the award.

During the second quarter of fiscal 2011, our Chairman, President and Chief Executive Officer, Joseph Stegmayer, was elected Chairman of MHI to serve for a two-year term. MHI’s primary role is to assist the entire industry in working with government regulatory authorities to assure the availability of high quality, affordable homes for people throughout the country.
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
Regulatory Developments
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New Federal Housing Administration (FHA) Title I program guidelines became effective on June 1, 2010. On June 10, 2010, the Government National Mortgage Association (Ginnie Mae) began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. This will allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized.
Results of Operations — (Dollars in thousands, except average sales price amounts)
Three and nine months ended December 31, 2010 compared to 2009
Net Sales. Total net sales increased 8.9% to $39,612 for the three months ended December 31, 2010 compared to $36,369 for the comparable quarter last year. For the nine months ended December 31, 2010, net sales increased 67.6% to $133,005 from $79,341 for the same period last year. The fiscal year 2011 results include the Fleetwood Homes operations which, as previously reported, were acquired on August 17, 2009, and from that date forward were included in the results of fiscal year 2010.
Gross Profit. Gross profit as a percent of sales increased to 13.5% for the three months ended December 31, 2010 from 9.0% for the same period last year and increased to 14.3% for the nine months ended December 31, 2010 from 9.5% last year. Including the Fleetwood Homes operations, the Company’s combined manufacturing operations sold 1,745 and 5,713 floors during the three and nine months ended December 31, 2010, respectively, compared to 1,565 and 3,280 floors during the comparable periods last year. The average sales price per floor of $22,576 for the nine months ended December 31, 2010 was 3.9% lower than the $23,483 average sales price per floor last year. While improved, gross profit continues to be adversely impacted by pricing competition and a product mix favoring smaller-size homes with fewer amenities. The gross profit improvement was offset in part by low incoming order rates, which hampered efficient production planning and execution.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.5% or $321, to $5,275, or 13.3% of net sales, for the three months ended December 31, 2010 versus $4,954, or 13.6% of net sales, for the same period last year. For the nine-month period ended December 31, 2010, selling, general and administrative expenses increased 33.7% or $4,036 to $16,000 from $11,964 last year. The current period amount included $98 of costs related to the proposed acquisition of Palm Harbor that were expensed as incurred, as discussed in Note 9. The prior year amount included $750 in acquisition-related costs pertaining to the purchase of the Fleetwood Homes assets. The increase during the first nine months of fiscal 2011 relates primarily to additional expenses due to the increased size of the consolidated Company after the purchase of the Fleetwood Homes assets and increased incentive compensation resulting from the impact of improved earnings. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from higher sales volume.

Interest Income. Interest income represents income earned on inventory finance notes receivable, debtor-in-possession note receivable, short-term investments, and unrestricted cash and cash equivalents held at various times throughout the periods. Interest income increased 882.7% to $511 for the three months ended December 31, 2010 as compared to $52 during the prior year period. For the nine-month period ended December 31, 2010, interest income increased 786.1% to $957 from $108 last year. The increase resulted mainly from portfolio growth of inventory finance notes receivable and interest income earned on the DIP note receivable.
Income Taxes. For the three-month periods ended December 31, 2010 and 2009, the effective income tax rate was approximately 50% and 29%, respectively. The higher than usual effective tax rate was the result of adjustments related to the filing of the fiscal 2010 federal income tax return during the period. For the nine-month periods ended December 31, 2010 and 2009, the effective income tax rate was approximately 40% and 35%, respectively.
Net Income. Net income attributable to Cavco stockholders for the three and nine months ended December 31, 2010 was $24 and $1,222, respectively, compared to net loss of $1,030 and $2,642 for the comparable quarter and nine-month period last year, respectively.
Liquidity and Capital Resources (Dollars in thousands)
We believe that cash and cash equivalents at December 31, 2010, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought, nor does it have access to, external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities required the use of $2,037 of cash during the nine months ended December 31, 2010 as compared to the use of $6,647 during the same period last year. Cash used by operating activities during the current period was primarily the result of additional net funding of inventory finance initiatives and decreases in accounts payable, offset in part by operating income before non-cash charges and collections of trade receivables. Cash used by operating activities during the nine months ended December 31, 2009 was primarily from operating losses before non-cash charges, inventory finance initiatives and an increase in prepaid expenses and other current assets, offset in part by a decrease in trade receivables and inventories and an increase in accounts payable and accrued liabilities.
Investing activities required the use of $39,180 of cash during the nine months ended December 31, 2010 compared to the use of $21,996 of cash during the same period last year. Cash used by investing activities in the current period was primarily for funds provided to Palm Harbor Homes, Inc. under the debtor-in-possession credit facility, as discussed in Note 9, and capital expenditures in all of our operations. During the nine months ended December 31, 2009, cash used by investing activities was comprised primarily of $25,799 for the acquisition of the Fleetwood Homes assets, offset in part by net proceeds of $3,968 from sales of short-term investments in bank certificates of deposit.
Financing activities provided $15,391 in cash during the nine months ended December 31, 2010, consisting of $14,000 from the issuance of a convertible note payable to Third Avenue, which holds the noncontrolling interest in Fleetwood Homes (see Note 10), and $1,391 from the issuance of common stock under our stock incentive plans. Financing activities provided $35,327 in cash during the nine months ended December 31, 2009, resulting from proceeds of the issuance of Fleetwood Homes, Inc. stock to Third Avenue for $35,000 with the remaining amount from the issuance of common stock under our stock incentive plans.

Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods ending after June 15, 2011. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010 (see Note 3), and the remaining provisions will be adopted during the quarter ended March 31, 2011, except for the disclosures related to troubled debt restructurings, which are currently expected to be effective for the Company’s quarter ended June 30, 2011.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which clarifies the disclosures required of a public entity regarding pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been as of the beginning of the annual reporting period. When comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for business combinations had been as of the beginning of the prior annual reporting period. In addition, disclosure of the nature and amount of any material pro forma adjustments in the reported pro forma revenue and earnings will be required. This ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will not affect the consolidated financial position, results of operations and cash flows of the Company. Management is currently evaluating the impact, if any, ASU 2010-29 will have on its disclosures in the Notes to Consolidated Financial Statements.
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
Forward-looking Statements
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	We may not be able to complete the acquisition of the Palm Harbor assets and certain liabilities or consequently recover the value of the debtor-in-possession note receivable. In addition, we may not be able to successfully integrate Fleetwood Homes, Palm Harbor, and any future acquisition or attain the anticipated benefits of such acquisition and the acquisition of Fleetwood Homes, Palm Harbor and any future acquisition may adversely impact the Company’s liquidity; and

•	Our increasing participation in certain wholesale financing programs for the purchase of our products by industry retailers exposes us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations.
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
We are also exposed to market risks related to our fixed rate debtor-in-possession note receivable and convertible note payable. Certain of our inventory finance notes receivable have fixed interest rates as well. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio.

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
(b) Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 31, 2010, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
The risk factors included in our Form 10-K have not materially changed other than as follows:
(1)	With respect to a risk factor related to the debtor-in-possession note receivable and potential acquisition of the Palm Harbor assets and certain liabilities and any other potential acquisitions.
We may not be able to complete the acquisition of the Palm Harbor assets and certain liabilities or consequently recover the value of the debtor-in-possession note receivable. In addition, we may not be able to successfully integrate Fleetwood Homes, Palm Harbor, and any future acquisition or attain the anticipated benefits and the acquisition of Fleetwood Homes, Palm Harbor and any future acquisition may adversely impact the Company’s liquidity.
We recently entered into an agreement to provide debtor-in-possession financing to Palm Harbor Homes, Inc. and to purchase substantially all of Palm Harbor’s assets and assume certain liabilities. We may also consider other strategic acquisitions if such opportunities arise. Any transactions that we consider may involve a number of risks including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the newly acquired operations or employees of Fleetwood Homes, Palm Harbor or potential future acquisitions. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.
If our subsidiary does not successfully complete the acquisition of the Palm Harbor assets, we may incur losses if our collateral cannot be sold or liquidated at prices sufficient to recover the recorded debtor-in-possession note receivable balance. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

Item 6.	Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc. Registrant
February 9, 2011	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 9, 2011	/s/ Daniel L. Urness
Daniel L. Urness
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit
3.1	(1)	Restated Certificate of Incorporation
3.2	(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.3	(3)	Amended and Restated Bylaws
10.1	(4)	Amendment to the Cavco Industries, Inc. Stock Incentive Plan
10.2	(5)	First Amendment to the Cavco Industries, Inc. 2005 Stock Incentive Plan
10.3	(6)	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2011
10.4	(6)	Chief Executive Officer Incentive Plan for Fiscal Year 2011
10.5	(7)	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010
10.6	(8)	Security Agreement dated November 29, 2010
10.7	(9)	Asset Purchase Agreement dated November 29, 2010
10.8	*	Amendment to Employment Agreement, dated December 29, 2010, between Joseph H. Stegmayer and Cavco
31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
32	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(4)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

(5)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

(6)	Incorporated by reference to the Periodic Report on Form 8-K filed on May 27, 2010

(7)	Incorporated by reference to Exhibit 10.1 of the Periodic Report on Form 8-K filed on November 29, 2010

(8)	Incorporated by reference to Exhibit 10.2 of the Periodic Report on Form 8-K filed on November 29, 2010

(9)	Incorporated by reference to Exhibit 10.3 of the Periodic Report on Form 8-K filed on November 29, 2010

*	Filed herewith

**	Furnished herewith