Form 10-K
period 2011-03-31
CAVCO INDUSTRIES INC
filed 2011-06-03
CIK 278166

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-08822
Cavco Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	56-2405642
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1001 North Central Avenue, Suite 800
Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)
602-256-6263
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered

Common Stock, par value $0.01	The NASDAQ Stock Market LLC
(Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2010 (based on the closing price on the NASDAQ Stock Market, LLC on September 30, 2010) was $230,092,140. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 1, 2011, 6,821,356 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

PART I

ITEM 1.	BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are mainly distributed by a network of retailers throughout most of the continental United States. The products we manufacture are sold under a variety of brand names and are offered in a variety of floor plans and price ranges. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Cavco is also a leading producer of park model homes and vacation cabins in the United States. Our business encompasses manufacturing operations and wholesale and retail marketing. The terms “Cavco,” “us,” “we,” “our,” the “Company,” and any other similar terms refer to Cavco Industries, Inc. and its subsidiaries, unless otherwise indicated in this Form 10-K.
We produce homes constructed to the building standards of the U.S. Department of Housing and Urban Development (“HUD”), International Residential Code, Uniform Building Code, and ANSI 119.5 Building Code. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet and typically include two to five bedrooms, a living room, dining room, kitchen and two or more full bathrooms. Most of these are comprised of two or more modules that are joined together at the home site; however, we also produce single-section homes. Our park model homes and campground cabins are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or for seasonal retirement living. These homes are placed in planned communities or recreational and resort properties. We also produce commercial structures for a variety of purposes, such as portable offices, showrooms and banking facilities.
The Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. (“FEI”) on August 17, 2009 (the “Fleetwood Acquisition Date”) through their jointly-owned corporation, Fleetwood Homes, Inc. (“Fleetwood Homes”). The Fleetwood Homes transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases and assumed express warranty liabilities pertaining to certain of the previous operations. Third Avenue Management is an investment advisor to Third Avenue and is a principal stockholder of the Company, as described further in Note 12 to the Consolidated Financial Statements.
Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and the related Notes that appear in this Form 10-K. Fleetwood Homes was formed by the Company and Third Avenue, with each contributing $35 million in exchange for equal ownership interests. Although the Company holds a fifty-percent financial interest in Fleetwood Homes, its results of operations are required to be fully consolidated in the Company’s financial statements. See Note 1 to the Consolidated Financial Statements. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by U.S. generally accepted accounting principles (“GAAP”), and is designated as such in the Consolidated Financial Statements.
Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Acquisition Co.”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries (collectively “Palm Harbor”) to purchase substantially all of the assets and assume specified liabilities of Palm Harbor, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On March 1, 2011, Acquisition Co. was selected as the successful bidder in the court auction and Acquisition Co. completed the purchase of the Palm Harbor assets and the assumption of specified liabilities pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The effective date of the transaction was April 23, 2011 (the “Acquisition Date”). The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments. Of the purchase price, (i) approximately $45.3 million was used to retire the Debtor-In-Possession (“DIP”) loan previously made by Fleetwood Homes to Palm Harbor; and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard Casualty Co. (a subsidiary of Palm Harbor) to Acquisition Co., at which time the escrowed funds will be released to the Palm Harbor estate. The purchase price was funded by Fleetwood Homes’ cash on hand, along with equal contributions of $36 million each from the Company and Third Avenue.
Acquisition Co. acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, Acquisition Co. purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries (collectively, “CountryPlace”). Acquisition Co. also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary, subject, however to a “claw-back” agreement to return those shares to Palm Harbor if regulatory approval of the Standard Casualty Co. transfer cannot be obtained, as described above. Further, Acquisition Co. assumed certain liabilities of Palm Harbor, including primarily debt facilities of the finance subsidiaries and certain warranty obligations (see Note 10).

We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers. As of March 31, 2011, the Company operated ten homebuilding facilities located in the Northwest, Southwest, South Central, South and Mid-Atlantic regions. These factories range in size from 79,000 to 250,000 square feet. Effective April 23, 2011, through the Palm Harbor transaction, we added five operating factories located in Austin, Texas; Fort Worth, Texas; Martinsville, Virginia; Millersburg, Oregon; and Plant City, Florida.
As of March 31, 2011, we distributed our homes through six Company-owned retail outlets and a network of approximately 919 independent retail outlets in 36 states, Canada and Mexico. A significant number of these independent retail outlets are located in Arizona, California and Texas. Effective April 23, 2011, through the Palm Harbor transaction, the Company added 49 Company-owned and 135 independent retail outlets. Thirty-one of the Company-owned Palm Harbor retail stores are located in Texas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”
Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2010, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 10% of all new single-family housing starts and 14% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute (“MHI”), during calendar year 2010, our industry shipped approximately 50,000 HUD code manufactured homes, one of the lowest numbers since shipment statistics began to be recorded in 1959. This followed approximately 50,000 and 82,000 homes shipped in calendar years 2009 and 2008, respectively. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 117,000 and 207,000, respectively.
We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The comparatively low cost of fully-equipped manufactured housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Improvements in engineering and design as well as efficiencies in production techniques continue to position manufactured homes as viable options in meeting the demand for affordable housing in markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is sensitive to the availability of financing, general economic conditions, employment levels and consumer confidence.
Protracted Industry Downturn. Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. In more recent years, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes; the global credit crisis; and general deterioration of economic conditions. These factors have resulted in reduced wholesale shipments and excess manufacturing and retail locations.
As a result of the foregoing factors, based on industry data as of the end of 2010, the number of active industry manufacturing facilities was 131, a decrease of 149 plants since the end of 2000, representing a 53% reduction. These industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.

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
Products
Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 85% of the homes we produced in fiscal year 2011 were HUD code homes. The remaining homes we build are primarily park model homes, which are constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. We also produce modular homes, vacation cabins and commercial structures built to state and local standards.
We produce a broad range of HUD code homes under various trade names and brand names and in a variety of floor plans and price ranges. Substantially all of these homes are single-story homes. Our HUD code homes generally range in size from approximately 500 to 3,300 square feet. In fiscal year 2011, we sold 4,771 homes, of which 2,503 were multi-section. Included in single-section homes sold are park model homes, which are less than 400 square feet in size and are purchased primarily for use as second homes, vacation homes or retirement living and are placed in planned communities or recreational home parks.
Each home contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Feature upgrades include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors and cabinetry, granite countertops, and energy conservation items. We also offer a variety of structural and decorative customizations to meet the home buyer’s specifications. With manufacturing centers strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers’ specific needs. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. We also build modular homes, park models and cabins, and light commercial buildings at many of our manufacturing facilities.
During fiscal year 2011, our average wholesale sales price for a home was approximately $35,000, excluding delivery. Retail sales prices of our HUD code homes, without land, generally range from $23,000 to more than $153,000, depending upon size, floor plan, features and options. Many of the homes we produce are sold in retail transactions covering both the home and the land on which it is placed.
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
Through the Palm Harbor acquisition, we have increased our capabilities to manufacture a broad range of single and multi-section manufactured and modular homes under various brand names and in a variety of floor plans and price ranges. While most of the homes built by Palm Harbor are multi-section/modular ranch-style homes, we also build single-section homes, split-level homes, cape cod style homes, two and three story homes and multi-family units such as apartments and duplexes. Palm Harbor also produces commercial modular structures, including apartment buildings, condominiums, hotels, schools and military barracks and other housing for U.S. military troops. Commercial buildings are constructed in the same facilities in which we build our homes, using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as homes and are often set by crane at the site. Commercial projects are finished on site.

We are constantly introducing new floor plans, decors, exteriors, features and accessories to appeal to changing trends in different regions of the country. Our factory-built homes are designed after extensive field research and consumer feedback. We have developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.
Manufacturing Operations
Our homes are constructed in plant facilities using an assembly-line process employing from 70 to 250 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
During fiscal year 2011, we operated ten manufacturing facilities in Phoenix and Goodyear, Arizona; Nampa, Idaho; Woodburn, Oregon; Riverside, California; Seguin and Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia. These manufacturing facilities range from approximately 79,000 to 250,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately seven production days. During the fiscal quarter ended March 31, 2011, our rate of production was approximately 30 sections per day.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities serves between 50 to 140 retailers along with a large number of one-time purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
The following table sets forth the total number of homes sold from our factories and the number of manufacturing facilities which produced those homes for the fiscal years indicated:

	Year Ended March 31,
	2011	2010	2009
Homes sold:
Single-section	2,268	1,679	1,338
Multi-section	2,503	1,576	1,265

Total homes sold	4,771	3,255	2,603

Operating manufacturing facilities at end of period	10	10	4
The ten manufacturing facilities operating at March 31, 2010 were located in the Northwest, Southwest, South Central, South and Mid-Atlantic regions. Effective April 23, 2011, through the Palm Harbor transaction, we added five operating factories located in Austin, Texas; Fort Worth, Texas; Martinsville, Virginia; Millersburg, Oregon; and Plant City, Florida
The principal materials used in the production of our manufactured homes include wood, wood products, aluminum, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items and tires. We buy these materials from various third-party manufacturers and distributors. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, destruction of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements.
At March 31, 2011, we had a backlog of home orders of approximately $5.9 million, compared to a backlog of $5.4 million at March 31, 2010. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.

Sales and Distribution
The following table sets forth the number of homes sold by us through independent and Company-owned distribution channels during the last three fiscal years, as well as the number of independent retail outlets and Company-owned retail centers at the end of the applicable period. The distribution channels are outlined as follows:

	Year Ended March 31,
	2011	2010	2009
Homes sold through:
Independent retail outlets	4,648	3,141	2,486
Company-owned retail centers	123	114	117

Total homes sold	4,771	3,255	2,603

Number of independent retail outlets at the end of the period	919	978	322

Number of Company-owned retail centers at the end of the period	6	7	6
Independent Retailers. As of March 31, 2011, we had a network of 919 independent retail outlets in 36 states, of which there were 148 in California, 143 in Texas, 86 in Arizona, 35 in Florida, 34 in Georgia, 33 in North Carolina, 31 in Virginia, 30 in South Carolina, 29 in each of Kentucky and Louisiana, and 28 in New Mexico, and the remaining 293 in 25 other states, Canada and Mexico. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing sales during any fiscal year within the three-year period ended March 31, 2011. Effective April 23, 2011, through the Palm Harbor transaction, the Company added 49 Company-owned and 135 independent retail outlets.
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
Company-Owned Retail Sales Centers. As of March 31, 2011, we had a total of 6 Company-owned retail centers, located in Arizona, New Mexico and Texas. Effective April 23, 2011, through the Palm Harbor transaction, the Company added 49 Company-owned retail outlets, located in Florida, Louisiana, New Mexico, North Carolina, Oklahoma, Oregon, Texas, Virginia and Washington. Thirty-one of the Company-owned Palm Harbor retail stores are located in Texas. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four salespersons. As of March 31, 2011, Company-owned sales centers had an average inventory of 7 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories. Our Company-owned retail centers employ salespersons who are compensated through a combination of salary and commission. Retail centers do not have administrative staff, as we perform most administrative functions at our corporate headquarters.
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and certain other components are warranted by their original manufacturer for various lengths of time. Refer to our discussion of the Magnuson-Moss Warranty Federal Trade Commission Improvement Act under “Government Regulation” beginning on page 9.

Financing
Wholesale Financing. During fiscal year 2011, approximately 30% of our wholesale sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $11.1 million as of March 31, 2011. The risk of loss under these agreements is spread over many retailers and is further reduced for the resale value of the homes.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes, including one company’s announcement to cease its lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the inventory finance funds (see Note 3). The Company’s participation in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. See Note 1 to the Consolidated Financial Statements for related revenue recognition implications.
Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved (generally HUD-code homes); non-conforming mortgages for purchasers of the home and the land on which the home is placed; and mortgage loans which comply with the requirements of Federal Housing Administration (FHA), Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or Veterans Administration loans (VA). The majority of modular homes are financed with conventional real estate mortgages. Beginning in mid-1999, lenient credit standards for chattel loans led to increased numbers of repossessions of manufactured homes and excessive inventory levels. The poor performance of manufactured home loan portfolios made it difficult for consumer finance companies in the industry to obtain long-term capital in the asset-backed securitization market. As a result, many consumer finance companies curtailed their lending or exited the manufactured housing loan industry entirely. Since then, the lenders who remained in the business tightened their credit standards and increased their fees and interest rates for chattel loans which reduced lending volumes and lowered sales volumes of manufactured homes.
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, this legislation provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA Title I program guidelines became effective on June 1, 2010. On June 10, 2010, the Government National Mortgage Association (Ginnie Mae) began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. Chattel loans have languished in recent years and these changes are meant to provide a new source of lending capital to the industry, which can then be used to fund new loans for our customers. However, a meaningful positive impact from these changes in the form of increased home orders at our factories has yet to be realized.
Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current low sales volume can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although limited progress has been made in this area, it has not yet generated a meaningful increase in home orders at our factories.

Financial Services
As a result of the Palm Harbor acquisition, effective April 23, 2011, we have entered into the manufactured housing consumer finance and property and casualty insurance lines of business.
Finance. We provide a source of homebuyer financing to our customers on competitive terms through our subsidiary, CountryPlace. CountryPlace offers conforming mortgages to purchasers of factory-built homes sold by Company-owned retail sales centers and certain independent retail dealers, builders and developers. CountryPlace is an approved seller-servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. The loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract.
All of CountryPlace’s loan contracts held are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in thirty states, including the key states of Texas, Florida, Arizona and New Mexico.
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The government-sponsored enterprises, principally Fannie Mae, Ginnie Mae and Freddie Mac, play a significant role in buying home mortgages and creating investment securities that are either sold to investors or held in their portfolios. These organizations provide liquidity to the secondary mortgage market and have recently experienced financial difficulties. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
We believe that providing financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with additional sources of loan origination and servicing revenues.
Insurance. We acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary, subject, however to a “claw-back” agreement to return those shares to Palm Harbor if regulatory approval of the Standard Casualty Co. transfer cannot be obtained (see Note 10).
Standard Casualty Co. and Standard Insurance Agency specialize in homeowner property and casualty insurance products for the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents.
Competition
The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with at least 45 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.
In addition to us, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Champion Enterprises Holding, LLC and Skyline Corporation. Certain of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.
Although many lenders to the factory-built housing industry have reduced their volume or exited the business, there are still competitors to CountryPlace in the markets we serve. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. Although the market is highly fragmented, especially for conforming mortgage products, chattel financing is consolidating among a few remaining national lenders: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; and U.S. Bank Manufactured Housing Finance. Each of these competitors is larger than CountryPlace and has access to substantially more capital and cost efficiencies than CountryPlace.

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
Pursuant to a consent decree entered into with the EPA, the Goodyear Tire and Rubber Company is responsible for taking certain remedial actions at the PGAS site. In February 2010, the EPA completed its five-year review of the PGAS site and reported that the contaminant concentrations in groundwater at the site have been reduced, and treated groundwater from the treatment systems has met cleanup goals throughout that period of operation. Nonetheless, the groundwater still contains contaminant levels above specified cleanup goals as the remediation progresses. The EPA’s five-year review identified several issues regarding the ongoing effectiveness of the remedy and several new issues regarding possible presence of trace metals, vapor intrusion, institutional controls, ecological risks, and migration, all of which the EPA is addressing.
Our lease specifically refers to the consent decree with the EPA and provides that, as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the eighteen years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.
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
Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act (“Magnuson-Moss Warranty Act”), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys’ fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. Installment sales contracts eligible for inclusion in a Government National Mortgage Association program are subject to the credit underwriting requirements of the Federal Housing Association. A variety of state laws also regulate the form of the installment sale contracts or financing documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts or financing documents.
Our sale of insurance products is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices. Palm Harbor’s insurance operations are regulated by the state insurance boards where they underwrite their policies. Underwriting, premiums, investments and capital reserves (including dividend payments to stockholders) are subject to the rules and regulations of these state agencies.
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
Seasonality
Our business is seasonal. Generally we experience higher sales volume during the months of March through October. Our sales are slower during the winter months and shipments can be delayed in areas of the country that experience harsh weather conditions.
Employees
As of March 31, 2011, we had approximately 1,250 employees. As of April 23, 2011, and in conjunction with the Palm Harbor transaction, we hired approximately 1,200 employees, for a total of 2,450 employees. We believe that our relationship with our employees is good.
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
We operate in an industry that is currently experiencing a prolonged and significant downturn
Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of manufactured homes securing defaulted loans. In more recent years, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes, the global credit crisis, and general deterioration of economic conditions. These factors have resulted in reduced wholesale shipments and excess manufacturing and retail locations.

As a result of the foregoing factors, based on industry data as of the end of 2010, the number of active industry manufacturing facilities has dropped by 149 plants to 131, representing a 53% reduction since the end of 2000.
The availability of consumer financing for the purchase of manufactured homes continues to be constrained, as discussed below. Although it is difficult to predict future industry conditions, the current market environment tends to indicate that a sustained recovery in the manufactured housing industry is unlikely to occur in the near term.
If current industry conditions continue or get materially worse, we may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset, goodwill or other impairment charges.
We may not be able to complete the acquisition of Standard Casualty Co. and successfully integrate Fleetwood Homes, Palm Harbor, and any future acquisition or attain the anticipated benefits and the acquisition of Fleetwood Homes, Palm Harbor and other future acquisitions may adversely impact the Company’s liquidity
On April 23, 2011, subsequent to our March fiscal year-end, a subsidiary of Fleetwood Homes, Inc., owned 50% by Cavco and 50% by Third Avenue Value Fund, purchased substantially all of the assets and certain liabilities of Palm Harbor Homes, Inc., a Florida corporation. Palm Harbor is a manufacturer and marketer of factory-built housing and a provider of related consumer financing and insurance products. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments. Of the purchase price, approximately $45.3 million was used to retire the debtor-in-possession loan previously made by Fleetwood Homes to Palm Harbor, and $13.4 million was deposited in escrow pending regulatory sale approval for the stock of Standard Casualty Co., at which time the escrowed funds will be released to the Palm Harbor estate. In addition, we purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. We also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary, subject, however to a “claw-back” agreement to return those shares to Palm Harbor if regulatory approval of the Standard Casualty Co. transfer cannot be obtained, as described above. Further, we assumed certain liabilities of Palm Harbor, including primarily debt facilities of the finance subsidiaries and certain warranty obligations. The purchase price was funded by Fleetwood Homes’ cash on hand, along with contributions of $36 million each from Cavco and Third Avenue (see Notes 10 and 12).
We completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood Homes in fiscal year 2010. We may also consider other strategic acquisitions if such opportunities arise. Any transactions that we consider may involve a number of risks, including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the newly acquired operations or employees of Fleetwood Homes, Palm Harbor, or potential future acquisitions or complete the acquisition of the stock of Standard Casualty Co. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.
Our expansion of retail and manufacturing businesses and entry into new lines of business, namely manufactured housing consumer finance and insurance, through the Palm Harbor transaction could expose the Company to additional risks
As a result of the Palm Harbor acquisition effective April 23, 2011, we have significantly expanded our manufactured housing retail and manufacturing businesses and entered into new manufactured housing consumer finance and property and casualty insurance lines of business. These new businesses may expose the Company to additional risks and uncertainties.
As of March 31, 2011, the Company operated ten homebuilding facilities located in the Northwest, Southwest, South Central, South and Mid-Atlantic regions. With the acquisition of Palm Harbor, we increased our geographic reach by adding five operating factory-built housing production facilities in four states, idled factories in nine locations and 49 company-owned retail sales centers and builder locations in nine states. These Palm Harbor locations are in the same regions as the Company’s legacy business, plus Florida. The transaction significantly increased our presence in Texas by adding factories in the cities of Ft. Worth and Austin to our existing manufacturing facilities in Seguin and Waco. Of Palm Harbor’s company-owned sales centers, 31 are located in Texas. While Texas has lagged the national recession to a certain extent, a further decline in the economic conditions of Texas could have a material adverse effect on our results of operations as well.
CountryPlace offers conforming mortgages to purchasers of factory-built homes sold by Company-owned retail sales centers and certain independent retail dealers, builders and developers. CountryPlace is an approved seller-servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. The loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract.

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The government-sponsored enterprises, principally Fannie Mae, Ginnie Mae and Freddie Mac, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market and have recently experienced financial difficulties. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
If CountryPlace’s customers are unable to repay their loans, CountryPlace may be adversely affected. CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to: national, regional and local economic conditions; changes or continued weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or life circumstances.
If customers do not repay their loans, CountryPlace may repossess or foreclose in order to liquidate its loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Recent and continued trends in general house price depreciation and increasing levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation beyond those normally experienced by CountryPlace.
Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly in the future and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for mortgage-related loans have deteriorated rapidly and significantly recently. CountryPlace’s ability to respond to changing market conditions is bound by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor our loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.
Standard Casualty Co. and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents. Property and casualty insurance companies are subject to certain Risk-Based Capital requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it.
Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market
Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. Legislation, including certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect the availability and cost of manufactured home loans. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. In addition, home-only financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which have reduced lending volumes which has negatively impacted our sales. Most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance Corp. (“Conseco Finance”) was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance, filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. (“Origen”) announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders such as Triad Financial Services, Inc. (“Triad”), U.S. Bank, and CU Factory Built Lending have tightened their loan underwriting standards. If other lenders do not absorb the volume of loans previously made by these lenders, we could experience further retail and manufacturing sales declines.

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
We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future
Since becoming a stand-alone public company, we have generated net income each complete fiscal year, except for fiscal year 2010, in which we incurred net losses attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail above. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. There can be no assurance that we will generate net income in the future.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of March 31, 2011, 25% of our total assets consisted of goodwill, all of which is attributable to our manufacturing operations. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”), we review goodwill at least annually for impairment by reporting unit and record an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to our Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $11.1 million as of March 31, 2011, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
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
If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline
During fiscal year 2011, approximately 97% of our wholesale sales of manufactured homes were to independent retail locations. As is common in the industry, independent retailers may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.
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
The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations
We are dependent to a significant extent upon the efforts of our executive officers, particularly Joseph H. Stegmayer, our Chief Executive Officer, Daniel L. Urness, our Chief Financial Officer, and Charles E. Lott, President of Fleetwood Homes. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key man life insurance for our executive officers.
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
Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition
Deterioration in global economic conditions and continued turmoil in the credit markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations, and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred in recent years, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse affect on the availability of financing to our customers, causing our revenues to decline.
Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations
We are exposed to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects at any of our customers or business partners. The consequences of such adverse effects could include delinquencies by retailers who purchase our product under special inventory financing initiatives and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded notes receivable balances. We expect to expand our participation in certain wholesale financing programs in connection with any general increase in wholesale order activity and the operation of Palm Harbor’s manufacturing business subsequent to the Acquisition Date. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
During fiscal year 2011, we owned or leased and operated ten manufacturing facilities in Phoenix and Goodyear, Arizona; Nampa, Idaho; Woodburn, Oregon; Riverside, California; Seguin and Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and idle factories located in Phoenix, Arizona; Woodland, California; and Waco, Texas. In an effort to further streamline our cost structure in this environment, during the first quarter of fiscal year 2010, the Company moved its park model and vacation cabin manufacturing operations from its Specialty plant in Phoenix, Arizona to a second production line at its Cavco West facility in Goodyear, Arizona, which is in the Phoenix area. The Company is evaluating its options with respect to the idle Specialty plant, including the potential sale or lease of the facility. During fiscal year 2011, the Company leased its Woodland, California facility and sold its idle, 68,000 square-feet Waco, Texas facility.
Except in the case of the Goodyear, Arizona plant, we own the land on which these facilities are located. We also own substantially all of the machinery and equipment used at these factories. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We also own approximately 30 acres of land in Phoenix, Arizona, which is the intended site of a future manufacturing plant. The following table sets forth certain information with respect to our active legacy Cavco and Fleetwood Homes manufacturing locations:

	Date of
	Commencement	Owned /		Square
Location	of Operations	Leased		Feet
Phoenix, Arizona	1978	Owned		79,000
Goodyear, Arizona	1993	Leased	(1)	250,000
Seguin, Texas	2006	Owned		129,000
Woodburn, Oregon	2009	Owned		221,000
Riverside, California	2009	Owned		107,000
Nampa, Idaho	2009	Owned		171,000
Waco, Texas	2009	Owned		132,000
Lafayette, Tennessee	2009	Owned		149,000
Douglas, Georgia	2009	Owned		142,000
Rocky Mount, Virginia	2009	Owned		137,000

(1)	This lease expires in 2013.
Effective April 23, 2011, through the Palm Harbor transaction, we increased our geographic reach to fifteen operating factories including the following Palm Harbor operating manufacturing facilities:

	Owned /	Square
Location	Leased	Feet
Austin, Texas	Owned	104,000
Fort Worth, Texas	Owned	121,000
Martinsville, Virginia	Owned	75,000
Millersburg, Oregon	Owned	169,000
Plant City, Florida	Owned	87,000

The following table sets forth information with respect to our owned inactive manufacturing facilities:

Square
Location	Feet
Casa Grande, Arizona	90,000
Phoenix, Arizona (Specialty)	94,000
Tempe, Arizona	104,000
Woodland, California	149,000
Plant City, Florida	94,000
Arabi, Georgia	98,000
Albemarle, North Carolina	113,000
Siler City, North Carolina	91,000
Austin, Texas	77,000
Buda, Texas	88,000
Martinsville, Virginia (3 facilities)	248,000
In addition to our production facilities, we own ten properties upon which seven of our active retail centers are located. The remaining active sales centers are leased under operating leases with lease terms generally ranging from monthly to four years. Our Company-owned retail centers generally range in size from one acre to nine acres. We also lease approximately 11,000 square feet of office space in Phoenix, Arizona for our corporate headquarters. Our corporate headquarters lease was renewed during the year and expires in 2012.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is an alphabetical listing of our executive officers as of June 1, 2011; as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience

Joseph H. Stegmayer	60	Chairman of the Board, President and Chief Executive Officer since March 2001; Director of Fleetwood Homes, Inc. since August 2009; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President — Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	43	Vice President, Chief Financial Officer and Treasurer since January 2006; Director of Fleetwood Homes, Inc. since August 2009; Interim Chief Financial Officer of the Company from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

Charles E. Lott	63	President of Fleetwood Homes, Inc. since August 2009; President and Vice President — Housing Group of Fleetwood Enterprises, Inc. from April 2005 to August 2009; Mr. Lott has worked for Fleetwood Enterprises and subsequently Fleetwood Homes for all but six years of his 40-year career in the manufactured housing industry.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “CVCO”. The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on the NASDAQ for the Company’s common stock.

	Sales Price
	High	Low

Year ended March 31, 2011
Fourth Quarter	$49.04	$37.50
Third Quarter	49.00	31.50
Second Quarter	37.46	31.53
First Quarter	43.41	33.48

Year ended March 31, 2010
Fourth Quarter	$40.30	$32.78
Third Quarter	38.18	28.92
Second Quarter	37.83	25.54
First Quarter	26.73	22.11
As of May 16, 2011, the Company had 926 stockholders of record and approximately 3,421 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company’s transfer agent.
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

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 31, 2011 with the NASDAQ index composite and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business: the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Deer Valley Corp., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc., and Skyline Corporation. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2006 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011
CAVCO INDUSTRIES, INC.	$100	$72	$72	$49	$70	$93
NASDAQ INDEX COMPOSITE	$100	$106	$101	$68	$107	$125
PEER GROUP	$100	$89	$72	$46	$47	$53

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$171,827	$115,612	$105,362	$141,914	$169,114
Cost of sales	147,549	104,915	94,591	121,538	138,813

Gross profit	24,278	10,697	10,771	20,376	30,301
Selling, general and administrative expenses	21,345	16,718	11,213	13,825	15,311

Income (loss) from operations	2,933	(6,021)	(442)	6,551	14,990
Interest income	2,028	222	764	2,539	2,387

Income (loss) from continuing operations before income taxes	4,961	(5,799)	322	9,090	17,377
Income tax (expense) benefit	(889)	2,006	136	(2,778)	(5,962)

Income (loss) from continuing operations	4,072	(3,793)	458	6,312	11,415
Income from discontinued retail operations	—	—	—	—	134

Net income (loss)	4,072	(3,793)	458	6,312	11,549
Less: net income (loss) attributable to noncontrolling interest	1,241	(422)	—	—	—

Net income (loss) attributable to Cavco common stockholders	$2,831	$(3,371)	$458	$6,312	$11,549

Net income (loss) per share attributable to Cavco common stockholders — basic:
Continuing operations	$0.43	$(0.52)	$0.07	$0.98	$1.79
Discontinued operations	—	—	—	—	0.02

Net income (loss)	$0.43	$(0.52)	$0.07	$0.98	$1.81

Net income (loss) per share attributable to Cavco common stockholders — diluted:
Continuing operations	$0.41	$(0.52)	$0.07	$0.95	$1.72
Discontinued operations	—	—	—	—	0.02

Net income (loss)	$0.41	$(0.52)	$0.07	$0.95	$1.74

Weighted average shares outstanding:
Basic	6,637,270	6,516,572	6,487,665	6,427,264	6,363,368

Diluted	6,859,457	6,516,572	6,692,932	6,664,111	6,629,580

	March 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$76,513	$74,988	$70,557	$73,610	$12,976
Short-term investments	—	—	4,464	—	50,900
Restricted cash	436	227	244	330	339
Accounts receivable	6,571	9,428	6,234	10,093	8,107
Inventories	16,036	15,751	9,333	11,293	13,464
Prepaid expenses and other current assets	2,495	6,278	3,676	1,839	2,273
Debtor-in possession note receivable	40,060	—	—	—	—
Deferred income taxes	4,720	6,240	3,434	4,033	3,930

Total current assets	146,831	112,912	97,942	101,198	91,989
Property, plant and equipment, net	35,993	37,589	12,859	12,706	12,802
Inventory finance notes receivable, net	17,759	12,929	484	—	—
Goodwill and other intangibles, net	68,859	68,912	67,346	67,346	67,346

Total assets	$269,442	$232,342	$178,631	$181,250	$172,137

Total current liabilities	$65,740	$32,294	$14,492	$20,152	$21,285
Deferred income taxes	17,214	19,694	16,099	14,747	12,760
Redeemable noncontrolling interest	35,819	34,578	—	—	—
Total stockholders’ equity	150,669	145,776	148,040	146,351	138,092

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$269,442	$232,342	$178,631	$181,250	$172,137

Other Data:
Capital expenditures — continuing operations	$959	$391	$986	$689	$1,150

Depreciation — continuing operations	$1,304	$1,170	$817	$785	$692

The selected financial data set forth above includes the accounts of Cavco and its subsidiaries, CRG Holdings, LLC, and Fleetwood Homes, Inc. The results of the Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Fleetwood Acquisition Date in accordance with the provisions of FASB ASC 810, Consolidation (“ASC 810”). Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the selected financial data above and in the Consolidated Financial Statements. See Note 11 to the Consolidated Financial Statements for further information on the redeemable noncontrolling interest.
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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes, which are sold to a network of retailers located throughout the continental United States. The products we manufacture are sold under a variety of brand names. We are one of the largest producers of HUD code manufactured homes in the United States, based on reported wholesale shipments of both Cavco and Fleetwood Homes. The Company is also a leading producer of park model homes and vacation cabins in the United States.
Company Growth
The Company and an investment partner, Third Avenue, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. on August 17, 2009 through their jointly owned corporation, Fleetwood Homes. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company, as described further in Notes 11 and 12.
Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and the related Notes that appear in Part IV of this report. Fleetwood Homes was formed by the Company and Third Avenue with each contributing $35 million in exchange for equal ownership interests. Although the Company holds a fifty-percent financial interest in Fleetwood Homes, its results of operations are required to be fully consolidated. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the Consolidated Financial Statements. See Note 1.
The Fleetwood Homes transaction included seven operating manufactured housing plants located in Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and two idle factories located in Woodland, California and Waco, Texas. Also, Fleetwood Homes purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash. Neither Fleetwood Homes nor the Company incurred debt in connection with the purchase or subsequent operations. During fiscal year 2011, the Company leased its Woodland, California facility and sold its idle, 68,000 square-feet Waco, Texas facility.
In addition to the seven factories listed above, during fiscal year 2011 the Company operated two homebuilding facilities located in the Phoenix, Arizona area and one factory in Seguin, Texas. The integration of the Cavco and Fleetwood Homes operations has progressed well. Operating styles and management philosophies have been merged and the business has begun to operate as a cohesive organization. We are in the process of expanding our product offerings throughout the combined organization via the sharing of product designs and production methods. The supportive response by our customer base to the acquisition has been encouraging. We believe we are in a position to realize some operating efficiency improvements as a result of our larger size and buying power. We believe that the acquisition will be a positive long-term strategic move for both the Cavco and Fleetwood Homes brands.
On November 29, 2010, Fleetwood Homes entered into an agreement with Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries to provide DIP financing to Palm Harbor during the reorganization of Palm Harbor under chapter 11 of the U.S. Bankruptcy Code. Palm Harbor is a manufacturer and marketer of factory-built housing and a provider of related financing and insurance. In conjunction with Palm Harbor’s filing, Fleetwood Homes committed up to $55 million for a DIP credit facility. The credit facility was partially used by Palm Harbor to extinguish its Textron Financial Corporation debt facility and to fund post-petition operations, commitments to customers, and employee obligations. Fleetwood Homes held a first position lien on substantially all of Palm Harbor’s assets. At March 31, 2011, the outstanding balance on the DIP credit facility was $40.1 million.
Additionally, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation, entered into an agreement with Palm Harbor to purchase substantially all of the assets, and assume specified liabilities of Palm Harbor, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On March 1, 2011, Acquisition Co. was selected as the successful bidder in the court auction. The transaction was approved and a sale order entered by the U.S. Bankruptcy Court on March 4, 2011.

Subsequent to the Company’s fiscal year end, Acquisition Co. completed the purchase of the Palm Harbor assets and the assumption of specified liabilities pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The effective date of the transaction was April 23, 2011. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed, and post-closing adjustments. Of the purchase price, (i) approximately $45.3 million was used to retire the debtor-in-possession loan previously made by Fleetwood Homes to Palm Harbor; and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard Casualty Co. to Acquisition Co., at which time the escrowed funds will be released to the Palm Harbor estate. The purchase price was funded by Fleetwood Homes’ cash on hand, along with contributions of $36 million each from the Company and Third Avenue (see Note 12).
As of the Acquisition Date, Acquisition Co. acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, Acquisition Co. purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. Acquisition Co. also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary, subject, however to a “claw-back” agreement to return those shares to Palm Harbor if regulatory approval of the Standard Casualty Co. transfer cannot be obtained. Further, Acquisition Co. assumed certain liabilities of Palm Harbor, including primarily debt facilities of the finance subsidiaries and certain warranty obligations (see Note 10).
Cash and cash equivalents of the Company totaled approximately $76.5 million on March 31, 2011. Of that amount, approximately $30.3 million was used to complete the purchase of Palm Harbor on April 23, 2011 and approximately $19.4 million was used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace, on May 10, 2011.
Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data provided by MHI, during calendar year 2010 and 2009, our industry shipped approximately 50,000 HUD code manufactured homes annually, the lowest levels since shipment statistics began to be recorded in 1959. This followed approximately 82,000 homes shipped in calendar year 2008, which was the previous low. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 137,000 and 214,000, respectively. General economic challenges remain, including turmoil in the mortgage loan markets, unemployment, low consumer confidence levels, and overall housing sector weakness.
Several major obstacles are impeding annual home shipment volume; including a lack of mortgage financing. Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although only limited progress has been made in this area, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized. See Regulatory Developments on page 25.
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
The Company has operated with low backlogs throughout fiscal years 2011 and 2010, but improved modestly by year end. The backlog of sales orders at March 31, 2011 varied among our ten factories, but in total was $5.9 million, or approximately two weeks of current production levels.

Inventory financing for the industry’s retail distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve. As most retailers require financing to maintain inventories of the homes, the Company partnered with several lenders to provide this type of inventory financing. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds (see Note 3). The Company’s participation in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to distributors and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers.
Although times remain difficult, we are optimistic about our long-term prospects and we believe that we are located in attractive geographic markets. The April 2011 purchase of the Palm Harbor assets provides further geographic expansion, increased home distribution, and entry into financial and insurance businesses specific to our industry. We are the nation’s second largest builder of manufactured homes and the largest provider of park models and cabins. With the acquisition of Palm Harbor, we now operate fifteen manufacturing facilities nationwide, which build four of the most prominent brand names in the industry: Cavco Homes, Fleetwood Homes, Palm Harbor Homes, and Nationwide Homes.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. Household formation is estimated to increase as the young adult population rises with the growth in the 25 to 34-year-old age bracket, known as the echo boom generation. This generation is attracted by the affordability, diversity of style choices and flexibility as to the location of their home. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the low maintenance requirements of factory built homes, and by the lifestyle of many age-restricted planned communities that are specifically designed for manufactured homes.
The national rental vacancy rate was recently reported to have declined to 9.4% in the final calendar quarter of 2010, from 10.3% in the same prior year quarter. Rental housing competes directly with many of our product offerings, and reductions in rental availability may have the effect of shifting interested buyers to other housing alternatives including manufactured homes.
With manufacturing centers strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers’ specific needs. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. We also build modular homes, park models and cabins, and light commercial buildings at many of our manufacturing facilities.
Company-wide, we have intensified our efforts to identify niche market opportunities where our diverse product lines and custom building capabilities provide our company with a competitive advantage. Green construction processes and environmentally-friendly building materials have long been a part of our home-building process and their popularity is expected to grow. We have a wide array of building materials that, combined with our building process, give us a Green Advantage over other home builders. Many of the homes we build meet Energy Star standards. Building Green also significantly reduces greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
We maintain a conservative cost structure, which enables us to build added value into our homes. We have placed a consistent focus on developing synergies among all operations. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
We were recently named the “2011 Manufacturer of the Year” by MHI, the factory-built home industry’s national trade organization, for the second consecutive year. In addition, both Cavco and Palm Harbor received several design awards from MHI. These honors are a reflection of our valued employees, customers and vendors and we appreciate the recognition.

Regulatory Developments
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New Federal Housing Administration (FHA) Title I program guidelines became effective on June 1, 2010. On June 10, 2010, the Government National Mortgage Association (Ginnie Mae) began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. Chattel loans have languished in recent years and these changes are meant to provide a new source of lending capital to the industry, which can then be used to fund new loans for our customers. However, a meaningful positive impact from these changes in the form of increased home orders at our factories has yet to be realized.
Results of Operations
(Dollars in thousands, except average sales price amounts)
The following table summarizes certain financial and operating data for fiscal years 2011, 2010 and 2009.

	Year Ended March 31,
	2011	2010	2009
Statement of Operations Data:
Net sales
Manufacturing	$166,915	$112,345	$101,373
Retail	10,247	8,218	8,807
Less: Intercompany	(5,335)	(4,951)	(4,818)

Total net sales	171,827	115,612	105,362
Cost of sales	147,549	104,915	94,591

Gross profit	24,278	10,697	10,771
Selling, general and administrative expenses	21,345	16,718	11,213

Income (loss) from operations	2,933	(6,021)	(442)
Interest income	2,028	222	764

Income (loss) from continuing operations before income taxes	4,961	(5,799)	322
Income tax (expense) benefit	(889)	2,006	136

Net income (loss)	4,072	(3,793)	458
Less: net income (loss) attributable to noncontrolling interest	1,241	(422)	—

Net income (loss) attributable to Cavco common stockholders	$2,831	$(3,371)	$458

Other Data:
Floors sold — manufacturing	7,308	4,880	3,917

Homes sold — manufacturing	4,771	3,255	2,603

Homes sold — retail	123	114	117

Capital expenditures	$959	$391	$986

Depreciation	$1,304	$1,170	$817

Fiscal Year 2011 Compared to Fiscal Year 2010
Net Sales. Total net sales increased 48.6% to $171,827 in fiscal year 2011 from $115,612 in fiscal year 2010.
Manufacturing net sales were higher by 48.6% to $166,915 in fiscal year 2011 from $112,345 in fiscal year 2010. The fiscal year 2011 results include the Fleetwood Homes operations, which were acquired on August 17, 2009, and from that date forward were included in the results of fiscal year 2010. The increase in net sales was also driven by an increase in the average sales price per home, up $470 to $34,985 in fiscal year 2011 from $34,515 last year. Total homes sold during fiscal year 2011 increased 46.6% to 4,771 versus 3,255 last year.
Retail net sales increased by $2,029 or 24.7% to $10,247 for fiscal year 2011 from $8,218 last year. This increase in retail sales was the result of a 7.9% increase in the overall number of homes sold through Company-owned retail locations.

Gross Profit. Gross profit increased to $24,278, which was 14.1% of net sales for fiscal year 2011 compared to $10,697 or 9.3% of net sales last year. The gross profit was a result of our operations people effectively managing costs to help improve gross profit as a percentage of net sales. Current year margins were also positively affected by the timing of revenue recognition for certain production completed in the prior year but revenue was deferred because of the Company’s participation in the financing of that product. While improved, gross profit continues to be adversely impacted by pricing competition, a product mix favoring smaller-size homes with fewer amenities, and reduced production efficiencies inherent with low capacity utilization.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 27.7% or $4,627 to $21,345 or 12.4% of net sales for fiscal year 2011 versus $16,718 or 14.5% of net sales last year. The current period amount includes $272 in acquisition-related costs for the purchase of the Palm Harbor assets as discussed in Note 10. The prior year amount includes acquisition-related costs of $772 pertaining to the purchase of the Fleetwood Homes assets. The increase during fiscal 2011 relates primarily to additional expenses due to the increased size of the consolidated Company after the purchase of the Fleetwood Homes assets and increased incentive compensation resulting from the impact of improved earnings. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from higher sales volume. We anticipate additional acquisition-related costs in fiscal year 2012 for the purchase of the Palm Harbor assets.
Interest Income. Interest income represents income earned on inventory finance notes receivable, debtor-in-possession note receivable and unrestricted cash and cash equivalents held at various times throughout the year. Our interest income increased 814% to $2,028 for fiscal year 2011 as compared to $222 last year. The increase resulted mainly from $996 of interest income earned on the debtor-in-possession note receivable and portfolio growth of inventory finance notes receivable.
Income Taxes. The effective income tax rate was approximately 18% for fiscal year 2011 (see Note 7) and 35% for fiscal year 2010. Cavco recognized an income tax benefit of $950 resulting from a decrease in Arizona statutory income tax rates, enacted during the fourth quarter of fiscal year 2011. Excluding this adjustment, income tax expense would have been $1,839 with an effective annual tax rate of 37%. The income tax benefit recognized during fiscal year 2010 is the result of current period losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets.
Noncontrolling Interest. Net income attributable to the noncontrolling interest in Fleetwood Homes held by Third Avenue was $1,241 for fiscal year 2011, representing fifty percent of the income attributable the subsidiary for the year ended March 31, 2011.
Fiscal Year 2010 Compared to Fiscal Year 2009
Net Sales. Total net sales increased 9.7% to $115,612 in fiscal year 2010 from $105,362 in fiscal year 2009.
Manufacturing net sales were higher by 10.8% to $112,345 in fiscal year 2010 from $101,373 in fiscal year 2009. The fiscal year 2010 results included the Fleetwood Homes operations, which were acquired during the second quarter of fiscal year 2010. The increase in net sales was also attributable to an increased number of homes sold, the result of additional Fleetwood Homes orders and operations. Total homes sold during fiscal year 2010 increased 25.0% to 3,255 versus 2,603 during fiscal year 2009. The increase in net sales was partially offset by an 11.4% decrease in the average sales price per home, down $4,430 to $34,515 in fiscal year 2010 from $38,945 in fiscal year 2009.
Retail net sales decreased by $589 or 6.7% to $8,218 for fiscal year 2010 from $8,807 for the prior year. This decrease in retail sales was the result of lower average selling prices and a 2.6% decrease in the overall number of homes sold through Company-owned retail locations.
Gross Profit. Gross profit decreased to $10,697, which was 9.3% of net sales for fiscal year 2010 compared to $10,771 or 10.2% of net sales for fiscal year 2009. The gross profit was negatively affected by lower margins typically associated with lower average selling prices. The downward movement in the average wholesale selling price is primarily from generally depressed market conditions. The gross profit was also adversely affected by reduced production efficiencies inherent with low capacity utilization.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 49.1% or $5,505 to $16,718 or 14.5% of net sales for fiscal year 2010 versus $11,213 or 10.6% of net sales for fiscal year 2009. The increase related primarily to $772 in acquisition-related costs for the purchase of the Fleetwood Homes assets and additional expenses because of the increased size of the consolidated Company.
Interest Income. Interest income represented income earned on unrestricted cash and cash equivalents and short-term investments held at various times throughout the prior year as well as inventory finance receivables. Our interest income decreased 70.9% to $222 for fiscal year 2010 as compared to $764 for fiscal year 2009. The decrease resulted from the effect of lower interest rates earned on our investments in U.S. Treasury money market funds and short-term bank certificates of deposit, offset in part by interest income earned on inventory finance receivables.

Income Taxes. The income tax benefit recognized during fiscal year 2010 was the result of losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets. The effective income tax rate was approximately 35% for fiscal year 2010. The income tax benefit recognized during fiscal year 2009 was the result of two discrete items during the year: (i) a change in the estimated blended rate to be applied to our deferred tax assets and liabilities, and (ii) a calculated true-up to our fiscal year 2008 tax return filed on December 12, 2008.
Noncontrolling Interest. Net loss attributable to the noncontrolling interest in Fleetwood Homes held by Third Avenue was $422 for fiscal year 2010, representing fifty percent of the losses incurred by the new subsidiary for the period since the Fleetwood Acquisition Date through March 31, 2010.
Liquidity and Capital Resources
(Dollars in thousands)
We believe that cash and cash equivalents on hand at March 31, 2011, together with cash flow from operations, will be sufficient to fund our operations for the next twelve months and into the foreseeable future, even after giving effect to our funding of the remaining cash transferred for the Palm Harbor transaction ($30,342) and the retirement of certain CountryPlace debt ($19,443). See Note 10. Because of the Company’s cash position, the Company has not sought, nor does it have access to, external sources of liquidity, other than the contribution of $36,000 from Third Avenue to fund the Palm Harbor transaction (see Note 12). Depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing such as a credit facility. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided or used by manufacturing operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through company-owned stores and independent retailers who have historically relied on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and independent retailers. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control.
As a result of the current credit crisis, during the last half of 2008, each of the remaining national floor plan lenders substantially curtailed their lending activities, and Textron Financial Corporation announced its intention to exit the business. Another floor plan lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders such as Triad, U.S. Bank, and CU Factory Built Lending have tightened their loan underwriting standards. The reduction in available financing has had an adverse effect on the manufactured housing industry and has negatively impacted the ability of our retailers to obtain financing for home purchases. To further support floor plan availability for our retailers, Cavco has begun to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers (see Note 3). States may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is thereby characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.
Operating activities provided $3,141 of cash during fiscal year 2011 compared to the use of $9,551 of cash during fiscal year 2010. Cash provided by operating activities for the current fiscal year was primarily derived from operating income before non-cash charges, a decrease in other current assets from a federal income tax refund of $3,979 and collections of trade receivables, offset in part by cash used for inventory finance initiatives and payments of trade payables. Cash used in operating activities in the prior year primarily funded operating losses before non-cash charges, inventory financing initiatives and an increase in prepaid expenses and other current assets, partially offset by increased accounts payable and accrued liabilities.
Investing activities required the use of $39,007 of cash during fiscal year 2011 compared to the use of $21,713 during fiscal year 2010. In fiscal year 2011, cash used by investing activities was primarily for funds provided to Palm Harbor Homes, Inc. under the debtor-in-possession credit facility, as discussed in Note 9, and capital expenditures in all of our operations, partially offset by proceeds from the sale of an idle production facility in Waco, Texas. For fiscal year 2010, cash used by investing activities was comprised primarily of $25,799 for the acquisition of the Fleetwood Homes assets, offset in part by net proceeds of $4,464 from sales of short-term investments in bank certificates of deposit.

Financing activities provided $37,391 in cash during the fiscal year 2011, consisting of $36,000 from the issuance of convertible notes payable to Third Avenue, which holds the redeemable noncontrolling interest in Fleetwood Homes (see Note 11), and $1,391 from the issuance of common stock under our stock incentive plans. The $36,000 convertible note payable was subsequently converted to noncontrolling interest in Fleetwood Homes in conjunction with the purchase of Palm Harbor on April 23, 2011. Financing activities provided $35,695 in cash during fiscal year 2010, resulting from proceeds of the issuance of Fleetwood Homes, Inc. stock to Third Avenue for $35,000 with the remaining amount from the issuance of common stock and related incremental tax benefits upon exercise of stock options under our stock incentive plans.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2011, consisting of future payments under non-cancelable operating lease agreements and convertible note payable to Third Avenue. Concurrent with the successful completion of the acquisition of Palm Harbor Homes, all outstanding convertible notes were converted to shares of Fleetwood Homes, Inc. on April 23, 2011. For additional information related to these obligations, see Notes 5 and 12, respectively, to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Commitments for future payments under noncancelable operating leases	$1,336	$666	$669	$1	$—
Convertible debt obligation:
Noncontrolling interest note payable	$36,000	$36,000	—	—	—
The following table summarizes our contingent commitments at March 31, 2011, consisting of contingent repurchase obligations. For additional information related to these contingent obligations, see Notes 5 and 6 to the Consolidated Financial Statements and “Critical Accounting Policies” below.

	Contingent Payments Due by Period
		Less than	1- 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$11,136	$9,820	$1,316	$—	$—

(1)	For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies — Reserve for Repurchase Commitments” below. Although the commitments outstanding at March 31, 2011 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.
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
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home. Based on the terms of the associated purchase agreement between the Company’s subsidiary, Fleetwood Homes, and Fleetwood Enterprises, Inc., the Company is only obligated to provide warranty coverage for certain homes produced by select factories and sold by FEI. Fleetwood Homes did not assume any warranty liabilities for homes in which the warranty period expired prior to August 17, 2009. We have a reserve for estimated warranties of $9.4 million and $13.9 million at March 31, 2011 and 2010, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

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
The maximum amount for which the Company was contingently liable under such agreements approximated $11.1 million and $12.7 million at March 31, 2011 and 2010, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $597,000 and $760,000 at March 31, 2011 and 2010, respectively. The Company made payments under repurchase commitments of $26,000 and $45,000 during fiscal years 2011 and 2010, respectively.
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized impairment losses on long-lived assets of $327,000 and $288,000 during fiscal years 2011 and 2010, respectively.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 31, 2011, the Company evaluated forecasted taxable profits and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. Changes in events or expectations could result in significant adjustments, which could include the recording of a valuation allowance and material changes to the provision for income taxes.
Goodwill and Other Intangibles. We test goodwill annually for impairment by reporting unit and record an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We generally utilize either quoted market values or a discounted cash flow methodology to test for impairment of goodwill. The results of discounted cash flow methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period. We test other intangibles for impairment annually and when indicators of impairment exist.
As of March 31, 2011, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2011. The first step under FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”) is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company considered the income approach. Based on this analysis, the fair value of the reporting unit, including goodwill, was deemed to be substantially greater than its carrying value. As such, there was no need to continue to the second step under ASC 350 and test the goodwill individually.
In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Item 1A, “Risk Factors.”
Redeemable Noncontrolling Interest. During fiscal year 2010, the Company and an investment partner, Third Avenue formed Fleetwood Homes, Inc., with a contribution of $35 million each for equal fifty-percent ownership interests. The results of the Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Fleetwood Acquisition Date in accordance with the provisions of ASC 810. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. See Note 1. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest” (see Note 11).
After the fifth anniversary of the Fleetwood Acquisition Date, (i.e. after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10 million in each of its two most recently completed consecutive fiscal years, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right (see Note 11). The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2011.
The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco (see Note 11). There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, GAAP requires that Third Avenue’s noncontrolling interest in Fleetwood Homes be classified as a temporary equity mezzanine item between liabilities and stockholders’ equity.

Other Matters
Related Party Transactions. On July 15, 2009, the Company and Third Avenue formed Fleetwood Homes, with an equity contribution of $35 million each for equal fifty-percent ownership interests. See Redeemable Noncontrolling Interest under Critical Accounting Policies above. On July 21, 2009, Fleetwood Homes entered into an Asset Purchase Agreement with FEI and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On the Acquisition Date, Fleetwood Homes acquired seven operating manufactured housing plants and two idle factories. FH also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash.
On December 1, 2010, the Company and Third Avenue entered into separate convertible note payable agreements with their subsidiary, Fleetwood Homes, for $14 million each, convertible to 200 shares of Fleetwood Homes, Inc. common stock at the successful close of the contemplated Palm Harbor transaction. The convertible notes were subsequently increased by $22 million each, convertible to an additional 314.28 shares, for a total of $36 million per note, convertible to 514.28 shares in the fourth quarter of 2011. The convertible notes bore interest of 2.5% per annum. As of March 31, 2011, the balance of accrued interest payable to Third Avenue was $119,000. The $36 million note payable by Fleetwood Homes to Cavco and related accrued interest was eliminated upon consolidation. The note payable to Third Avenue appears on the Consolidated Balance Sheets as “Noncontrolling interest note payable.” Subsequent to March 31, 2011, concurrent with the successful completion of the acquisition of Palm Harbor Homes, all outstanding convertible notes were converted to shares of Fleetwood Homes, Inc. on April 23, 2011. Any right to interest income was forfeited by the note holders upon conversion.
Third Avenue Management LLC beneficially owned approximately 12.2% of our outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
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
Impact of Accounting Standards. In July 2010, the Financial Accounting Standards Board issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010, and the remaining provisions during the quarter ended March 31, 2011 (see Note 3), except for the disclosures related to troubled debt restructurings, which will be effective for the Company’s quarter ended September 30, 2011. The Company is currently evaluating the effect ASU 2011-02 will have on the Company’s disclosures in the Notes to the Consolidated Financial Statements.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which clarifies the disclosures required of a public entity regarding pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been as of the beginning of the annual reporting period. When comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for business combinations had been as of the beginning of the prior annual reporting period. In addition, disclosure of the nature and amount of any material pro forma adjustments in the reported pro forma revenue and earnings will be required. This ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the effect ASU 2010-29 will have on the Company’s disclosures in the Notes to Consolidated Financial Statements.

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
Management’s Assessment on Internal Controls Over Financial Reporting
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this report.
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
For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2011, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 3 of Part I of this Report, which is incorporated in this Item 10 by reference.
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
For a description of the Company’s executive compensation, see “Election of Directors,” and “Executive Compensation” (other than the “Compensation Committee Report”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2011, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2011, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 31, 2011, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Number of
	Securities to be	Weighted-	Number of Securities
	Issued Upon	Average Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants, and	Warrants, and	Securities Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	401,500	$27.95	349,126
Equity compensation plans not approved by stockholders	—	—	—

Total	401,500	$27.95	349,126

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see “Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2011, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see “Audit Fees” and “Ratification of Appointment of Independent Auditors” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2011, which is incorporated herein by reference.

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

Exhibit			Filed/Furnished Herewith or
Number		Exhibit	Incorporated by Reference
3.1		Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2		Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3		Amended and Restated Bylaws of Cavco	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1	*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003
10.1.1	*	Form of stock option agreement for Stock Incentive Plan	Exhibit 10.1a to the Annual Report on Form 10-K for the fiscal year ended March 31, 2005
10.1.2	*	Restricted Stock Award Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1.3	*	Restricted Stock Award Agreement dated June 1, 2007, by and between Daniel L. Urness and Cavco	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.1.4	*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.1.5	*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2	*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)
10.2.1	*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.2	*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008

Exhibit			Filed/Furnished Herewith or
Number		Exhibit	Incorporated by Reference
10.2.3	*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.3	*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.4	*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.5	*	Chief Executive Officer Incentive Plan for Fiscal Year 2011	Periodic Report on Form 8-K filed on May 27, 2010
10.6	*	Amendment to Employment Agreement, dated December 29, 2010, between Joseph H. Stegmayer and Cavco	Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010
10.7	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic Report on Form 8-K filed on July 14, 2008
10.8	*	Amendment to Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2009	Periodic Report on Form 8-K filed on May 14, 2009
10.9	*	Vice President and Chief Financial Officer Incentive Compensation Plan for Fiscal Year 2010	Part II, Item 5 in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009
10.10	*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2011	Periodic Report on Form 8-K filed on May 27, 2010
10.11		Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.12		Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.13		Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 23, 2009
10.14		Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010	Exhibit 10.1 to the Periodic Report on Form 8-K filed on November 29, 2010
10.15		Security Agreement dated November 29, 2010	Exhibit 10.2 to the Periodic Report on Form 8-K filed on November 29, 2010
10.16		Asset Purchase Agreement dated November 29, 2010	Exhibit 10.3 to the Periodic Report on Form 8-K filed on November 29, 2010
21		List of Subsidiaries of Cavco	Filed herewith
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

Exhibit		Filed/Furnished Herewith or
Number	Exhibit	Incorporated by Reference
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1 **	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
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

CAVCO INDUSTRIES, INC.
Date: June 3, 2011	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer — Chairman,
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and Chief Executive Officer (Principal Executive Officer)	June 3, 2011

/s/ Daniel L. Urness	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	June 3, 2011

/s/ William C. Boor	Director	June 3, 2011

/s/ Steven G. Bunger	Director	June 3, 2011

/s/ David A. Greenblatt	Director	June 3, 2011

/s/ Jack Hanna	Director	June 3, 2011

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
June 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2011 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated June 3, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
June 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cavco Industries Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
June 3, 2011

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$76,513	$74,988
Restricted cash	436	227
Accounts receivable	6,571	9,428
Inventories	16,036	15,751
Prepaid expenses and other current assets	2,495	6,278
Debtor-in-possession note receivable	40,060	—
Deferred income taxes	4,720	6,240

Total current assets	146,831	112,912

Property, plant and equipment, at cost:
Land	16,046	16,194
Buildings and improvements	19,672	20,345
Machinery and equipment	11,453	10,983

	47,171	47,522
Accumulated depreciation	(11,178)	(9,933)

	35,993	37,589
Inventory finance receivable, net	17,759	12,929
Goodwill and other intangibles, net	68,859	68,912

Total assets	$269,442	$232,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,495	$5,375
Accrued liabilities	26,245	26,919
Noncontrolling interest note payable	36,000	—

Total current liabilities	65,740	32,294

Deferred income taxes	17,214	19,694

Redeemable noncontrolling interest	35,819	34,578

Stockholders’ equity
Preferred Stock, $.01 par value, 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common Stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,817,606 and 6,541,684 shares, respectively	68	65
Additional paid-in capital	129,211	127,152
Retained earnings	21,390	18,559

Total stockholders’ equity	150,669	145,776

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$269,442	$232,342

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2011	2010	2009
Net sales	$171,827	$115,612	$105,362
Cost of sales	147,549	104,915	94,591

Gross profit	24,278	10,697	10,771
Selling, general and administrative expenses	21,345	16,718	11,213

Income (loss) from operations	2,933	(6,021)	(442)
Interest income	2,028	222	764

Income (loss) from operations before income taxes	4,961	(5,799)	322
Income tax (expense) benefit	(889)	2,006	136

Net income (loss)	4,072	(3,793)	458
Less: net income (loss) attributable to noncontrolling interest	1,241	(422)	—

Net income (loss) attributable to Cavco common stockholders	$2,831	$(3,371)	$458

Net income (loss) per share attributable to Cavco common stockholders:
Basic	$0.43	$(0.52)	$0.07

Diluted	$0.41	$(0.52)	$0.07

Weighted average shares outstanding:
Basic	6,637,270	6,516,572	6,487,665

Diluted	6,859,457	6,516,572	6,692,932

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND
STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Stockholders’ Equity
	Redeemable
	noncontrolling	Common Stock		Additional	Retained
	interest	Shares	Amount	paid-in capital	earnings	Total
Balance, April 1, 2008	$—	6,452,415	$65	$124,814	$21,472	$146,351

Stock option exercises and associated tax benefits	—	54,428	—	1,094	—	1,094
Share-based compensation	—	—	—	137	—	137
Net income	—	—	—	—	458	458

Balance, March 31, 2009	—	6,506,843	65	126,045	21,930	148,040

Stock option exercises and associated tax benefits	—	34,841	—	735	—	735
Share-based compensation	—	—	—	372	—	372
Capital contribution	35,000	—	—	—	—	—
Net loss	(422)	—	—	—	(3,371)	(3,371)

Balance, March 31, 2010	34,578	6,541,684	65	127,152	18,559	145,776

Stock option exercises and associated tax benefits	—	275,922	3	1,388	—	1,391
Share-based compensation	—	—	—	671	—	671
Net income	1,241	—	—	—	2,831	2,831

Balance, March 31, 2011	$35,819	6,817,606	$68	$129,211	$21,390	$150,669

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended March 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$4,072	$(3,793)	$458
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,357	1,204	817
Provision for credit losses	129	—	—
Deferred income taxes	(960)	1,442	1,951
Share-based compensation expense	671	372	137
Non-cash interest income	(996)	—	—
Non-cash interest expense	119	—	—
Tax benefits from option exercises	—	315	325
Incremental tax benefits from option exercises	—	(275)	(274)
Gain on sale of property, plant and equipment	(92)	(10)	(12)
Impairment charge on property, plant and equipment	327	288	—
Changes in operating assets and liabilities:
Restricted cash	(209)	17	86
Accounts receivable	2,857	(1,097)	3,859
Inventories	(285)	1,388	1,960
Prepaid expenses and other current assets	3,783	(2,594)	(1,837)
Inventory finance notes receivable	(4,959)	(12,445)	(484)
Accounts payable and accrued liabilities	(2,673)	5,637	(5,660)

Net cash provided by (used in) operating activities	3,141	(9,551)	1,326

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(959)	(391)	(986)
Proceeds from sales of property, plant and equipment	1,016	13	28
Purchase of Fleetwood Homes assets and certain liabilities	—	(25,799)	—
Purchases of short-term investments	—	(1,488)	(4,464)
Proceeds from sales of short-term investments	—	5,952	—
Investment in debtor-in-possession note receivable	(39,064)	—	—

Net cash used in investing activities	(39,007)	(21,713)	(5,422)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,391	420	769
Proceeds from issuance of Fleetwood Homes, Inc. stock	—	35,000	—
Proceeds from issuance of note payable	36,000	—	—
Incremental tax benefits from option exercises	—	275	274

Net cash provided by financing activities	37,391	35,695	1,043

Net increase (decrease) in cash and cash equivalents	1,525	4,431	(3,053)
Cash and cash equivalents at beginning of year	74,988	70,557	73,610

Cash and cash equivalents at end of year	$76,513	$74,988	$70,557

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,589	$18	$45

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its subsidiaries (collectively, the “Company” or “Cavco”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of March 31, 2011 through the date of the filing of this report with the Securities and Exchange Commission (“SEC”). See Notes 10 and 12 for the Company’s discussion of disclosable subsequent events.
During fiscal year 2010, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), formed Fleetwood Homes, Inc. (“Fleetwood Homes”), with a contribution of $35,000 each for equal fifty-percent ownership interests. On August 17, 2009 (the “Fleetwood Acquisition Date”), Fleetwood Homes acquired seven operating manufactured housing plants, two idle factories, all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25,800 and was paid in cash.
The results of the Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Fleetwood Acquisition Date in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) 810, Consolidation. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Note 11).
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located throughout the continental United States. The Company also operates retail sales locations which offer the Company’s homes to retail customers.
Accounting Estimates. Preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, debtor-in-possession note receivable, inventory finance notes receivable, accounts payable, noncontrolling interest note payable and certain accrued liabilities. The carrying amounts of these instruments approximate fair value due to their nature and relative shorter maturity periods.
Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally paid for prior to shipment or financed by the independent retailer through standard industry arrangements which include repurchase agreements (see Note 5). Manufacturing sales are reduced by a provision for estimated repurchase obligations based upon past experience and market conditions. Revenue from homes sold under special inventory finance programs involving funds provided by the Company is deferred until such time that sufficient payment for the related loan receivable is received by the Company. Retail sales for Company locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing sales during any fiscal year within the three-year period ended March 31, 2011.
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

Accounts Receivable. The Company extends competitive credit terms on a retailer-by-retailer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. Uncollectible accounts receivable have historically been insignificant and therefore the Company has no reserve for credit losses on trade receivables at March 31, 2011 and 2010.
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
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized impairment losses on long-lived assets of $327 and $288 during fiscal 2011 and 2010, respectively.
Inventory Finance Receivable. The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under inventory financing programs for the benefit of our independent retailers’ home product inventory needs. Under the terms of these programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds. Interest income on inventory finance notes receivable is recognized as interest income on an accrual basis.
Allowance for Loan Loss. The allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our inventory finance receivable held for investment as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $169 and $40 at March 31, 2011 and 2010, respectively (see Note 3).
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”). As such, the Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2011 and 2010, all of the Company’s goodwill of $67,346 is attributable to its manufacturing reporting unit.
The Company performed its annual goodwill impairment analysis as of March 31, 2011. The first step under ASC 350 is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company primarily considered the income approach. Within the income approach, the fair value of the reporting unit was based on the discounted cash flow method, which compares the present value of expected future cash flows with the carrying value of the reporting unit’s net assets. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins, operating margins, capital expenditures, and discount rates. Based on this analysis, the fair value of the reporting unit was deemed to be sufficiently greater than the carrying value of the reporting unit as of March 31, 2011. As such, there was no need to continue to the second step under ASC 350 and test the goodwill individually.
In conjunction with the Fleetwood Homes transaction, the Company acquired $1,600 of intangible assets, $800 assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $800 assigned to a customer-related intangible subject to amortization over its useful life of 15 years. The Company tests other intangibles for impairment annually and when indicators of impairment exist. Amortization expense recognized for the fiscal years ended March 31, 2011 and 2010 was $53 and $34, respectively, leaving a net customer-related intangible balance at March 31, 2011 and 2010 of $713 and $766, respectively.

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
Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health and property coverage. Since October 1, 2009, and between October 1, 2006, and October 1, 2008, the Company has been fully insured for workers’ compensation. Prior to October 1, 2006, and between October 1, 2008 and October 1, 2009, the Company was self-insured for workers’ compensation liability. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. For product liability in particular, the Company has purchased stop-loss insurance, which will reimburse the Company for claims exceeding $1,000 per occurrence. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Redeemable Noncontrolling Interest. During fiscal year 2010, the Company and an investment partner, Third Avenue formed Fleetwood Homes, Inc., with a contribution of $35,000 each for equal fifty-percent ownership interests. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes.
Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest.” After the fifth anniversary of the Fleetwood Acquisition Date, (i.e. after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10,000 in each of its two most recently completed consecutive fiscal years, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right (see Note 11). The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2011.
The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco (see Note 11). There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, GAAP requires that Third Avenue’s noncontrolling interest in Fleetwood Homes be classified as a temporary equity mezzanine item between liabilities and stockholders’ equity. In prior periods, the Company had initially classified the noncontrolling interest as a component of stockholders’ equity. However, as of March 31, 2011 and for all respective prior periods, the noncontrolling interest was reclassified to be a temporary equity mezzanine item. The reclassification did not affect the Company’s current or historical consolidated statements of operations or cash flows, and the Company believes the effects of this reclassification on the historical consolidated balance sheets and statements of stockholders’ equity are not material.

Advertising. Advertising costs are expensed as incurred and were $241, $247 and $268 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
Freight. Substantially all freight costs are reimbursed by the Company’s retailers. Reimbursed freight expense of $8,168, $5,855 and $5,931 were recognized in net sales and cost of sales for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
Income Taxes. The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes, (“ASC 740”) and provides for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The Company recognized an income tax benefit of $950 resulting from a decrease in Arizona statutory income tax rates, enacted during the fourth quarter of fiscal year 2011.
The calculation of tax liabilities involves considering uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
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

	2011	2010	2009
Net income (loss) attributable to Cavco common stockholders (in thousands)	$2,831	$(3,371)	$458

Weighted average shares outstanding:
Basic	6,637,270	6,516,572	6,487,665
Add: Effect of dilutive stock options	222,187	—	205,267

Diluted	6,859,457	6,516,572	6,692,932

Net income (loss) per share attributable to Cavco common stockholders:
Basic	$0.43	$(0.52)	$0.07

Diluted	$0.41	$(0.52)	$0.07

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share were 84, 246,192 and 7,052 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
Comprehensive Income (Loss). Total comprehensive income (loss) includes net income and other comprehensive income (loss). The Company had no other comprehensive income (loss) for the fiscal years ended March 31, 2011, 2010 and 2009. As such, net income (loss) equals total comprehensive income (loss) of $2,831, $(3,371) and $458 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Recent Accounting Pronouncements. In July 2010, the Financial Accounting Standards Board issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010, and the remaining provisions during the quarter ended March 31, 2011 (see Note 3), except for the disclosures related to troubled debt restructurings, which will be effective for the Company’s quarter ended September 30, 2011. The Company is currently evaluating the effect ASU 2011-02 will have on the Company’s disclosures in the Notes to the Consolidated Financial Statements.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which clarifies the disclosures required of a public entity regarding pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been as of the beginning of the annual reporting period. When comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for business combinations had been as of the beginning of the prior annual reporting period. In addition, disclosure of the nature and amount of any material pro forma adjustments in the reported pro forma revenue and earnings will be required. This ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the effect ASU 2010-29 will have on the Company’s disclosures in the Notes to Consolidated Financial Statements.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
2. Composition of Certain Financial Statement Captions
Inventories consist of the following (in thousands):

	March 31,
	2011	2010
Raw materials	$10,208	$10,158
Work in process	2,499	2,614
Finished goods	3,329	2,979

	$16,036	$15,751

Accrued liabilities consist of the following (in thousands):

	March 31,
	2011	2010
Estimated warranties	$9,371	$13,891
Salaries, wages and benefits	4,342	3,407
Deferred margin	4,305	2,615
Customer deposits	1,857	1,610
Accrued insurance	1,731	1,589
Accrued volume rebates	885	701
Accrued taxes	707	406
Reserve for repurchase commitments	597	760
Other (various)	2,450	1,940

	$26,245	$26,919

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
Inventory finance notes receivable, net, consists of the following by class of financing receivable (in thousands):

	March 31,
	2011	2010
Direct inventory finance notes receivable	$12,157	$8,216
Participation inventory finance notes receivable	5,771	4,753
Allowance for loan loss	(169)	(40)

	$17,759	$12,929

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability and has determined that an applicable allowance for loan loss was not needed at March 31, 2011 and 2010, respectively.
With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $169 and $40 at March 31, 2011 and 2010, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	Direct Inventory Finance
	March 31,
	2011	2010

Balance at beginning of period	$40	$—
Provision for credit losses	204	51
Loans charged off, net of recoveries	(75)	(11)

Balance at end of period	$169	$40

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 31,		March 31,
	2011	2010	2011	2010

Inventory finance notes receivable:

Collectively evaluated for impairment	$11,116	$5,400	$—	$—
Individually evaluated for impairment	1,041	2,816	5,771	4,753

Total	$12,157	$8,216	$5,771	$4,753

Allowance for loan loss:

Collectively evaluated for impairment	$(169)	$(40)	$—	$—
Individually evaluated for impairment	—	—	—	—

Total	$(169)	$(40)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At March 31, 2011, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance notes receivable balance. The following table disaggregates the Company’s inventory finance notes receivable by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 31,		March 31,
	2011	2010	2011	2010
Risk profile based on payment activity:
Performing	$11,995	$8,210	$5,771	$4,753
Watch list	162	6	—	—
Nonperforming	—	—	—	—

Total	$12,157	$8,216	$5,771	$4,753

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance notes receivable principal balance outstanding:

	March 31,
	2011	2010
Arizona	21.9%	23.6%
Texas	18.0%	22.8%
California	9.0%	11.7%
The States of California, Arizona, and to a lesser degree Texas, have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the inventory finance notes receivable as of March 31, 2011 and 2010, respectively.

4. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200. Incurred claims identified under the third-party administrator’s incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company’s past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $3,391, $2,689 and $2,692 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2010, the Company match was 20% of the first 3% of eligible compensation contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four year period. Employer matching contribution expense was $117, $61 and $65 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
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
The maximum amount for which the Company was liable under such agreements approximated $11,136 and $12,682 at March 31, 2011 and 2010, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $597 and $760 at March 31, 2011 and 2010, respectively. The Company made payments under repurchase commitments of $26 and $45 during fiscal years 2011 and 2010, respectively.

Leases — The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $1,432, $1,572 and $1,708 for fiscal years ended March 31, 2011, 2010 and 2009, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 31, 2011, are as follows (in thousands):

Fiscal Year
2012	$666
2013	597
2014	71
2015	1
2016 and thereafter	1

$1,336

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
6. Valuation Accounts
The following table sets forth certain valuation accounts for the fiscal years ended March 31, 2011, 2010 and 2009 (in thousands).

		Liability
		Assumed with	Charged to
	Beginning	Fleetwood	Costs and	Payments and	Ending
	Balance	Homes	Expenses	Deductions	Balance
Reserve for repurchase commitments:
Year ended March 31, 2011	$760	—	(137)	(26)	$597

Year ended March 31, 2010	$741	—	64	(45)	$760

Year ended March 31, 2009	$950	—	(30)	(179)	$741

Accrual for estimated warranties:
Year ended March 31, 2011	$13,891	—	3,660	(8,180)	$9,371

Year ended March 31, 2010	$5,902	11,184	4,205	(7,400)	$13,891

Year ended March 31, 2009	$6,619	—	5,207	(5,924)	$5,902

7. Income Taxes
The provision (benefit) for income taxes for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Current
Federal	$1,577	$(3,124)	$(1,908)
State	272	(324)	(179)

Total current	1,849	(3,448)	(2,087)
Deferred
Federal	49	1,279	1,760
State	(1,009)	163	191

Total deferred	(960)	1,442	1,951

Total provision (benefit)	$889	$(2,006)	$(136)

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates for fiscal years ended March 31, 2011, 2010 and 2009 of 34% to income before income taxes to the total income tax provision (benefit) reported in the Consolidated Statements of Operations is as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Federal income tax at statutory rate	$1,687	$(1,969)	$110
State income taxes (benefit), net of federal benefit	200	(172)	33

True-up of deferred tax rate	(950)	(63)	(157)
True-up of net operating loss carryback claim	(73)	131	—
Other	25	67	(122)

Total income tax provision (benefit)	$889	$(2,006)	$(136)

Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2011 and 2010 were as follows (in thousands):

	March 31,	March 31,
	2011	2010
Net current deferred tax assets
Warranty reserves	$3,528	$5,231
Insurance reserves	495	456
Repurchase reserves	225	286
Other	472	267

	$4,720	$6,240

Net long-term deferred tax (liabilities) assets
Goodwill and other intangibles	$(20,769)	$(19,702)
Property, plant, equipment and depreciation	(1,564)	(2,731)
Net operating loss carryforwards	2,423	883
Deferred margin	1,620	984
Stock based compensation	717	540
Other	359	332

	$(17,214)	$(19,694)

The Company recorded an insignificant amount of unrecognized tax benefits during the years ended March 31, 2011, 2010 and 2009, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2011, the Company has federal and state net operating loss carryforwards that total $4,722 and $17,065, respectively, that begin to expire in 2031 and 2014, respectively. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted, which allowed, among other things, for certain federal net operating losses to be carried back up to five years to offset taxable income in certain prior years, for which the Company received a tax refund of $3,979 in January 2011.

The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 31, 2011, the Company evaluated forecasted taxable income and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. At March 31, 2011, the Company’s deferred tax assets do not include $3,114 of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforwards. Additional paid-in-capital will be increased by $3,114 if and when such excess tax benefits are realized.
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
8. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain of our officers, directors and key employees. The plans, which are stockholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 349,126 shares were still available for grant at March 31, 2011. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a three- to five-year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation (“ASC 718”). Stock option compensation expense decreased income before income taxes by approximately $655, $356 and $121 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the fiscal years ended March 31, 2011, 2010 and 2009 was approximately $671, $372 and $137, respectively. As of March 31, 2011, total unrecognized compensation cost related to stock options was approximately $1,537 and the related weighted-average period over which it is expected to be recognized is approximately 2.41 years.
The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal year ended March 31, 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term	(in thousands)
Outstanding at March 31, 2010	681,580	$18.88
Granted	65,500	35.80
Exercised	(345,580)	11.55

Outstanding at March 31, 2011	401,500	$27.95	3.59	$6,910

Exercisable at March 31, 2011	192,750	$26.81	1.59	$3,537

The weighted-average estimated fair value of employee stock options granted during the fiscal years ended March 31, 2011, 2010 and 2009 were $13.99, $10.52 and $11.26, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2011, 2010 and 2009 were $8,301, $850 and $1,097, respectively.

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

	Fiscal Year
	2011	2010	2009
Volatility	44.1%	41.2%	36.1%
Risk-free interest rate	1.8%	2.6%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option life in years	4.74	5.41	4.45
The Company estimates the expected term of options granted by using the simplified method as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. The Company uses the simplified method as the Company does not have sufficient historical share option exercise data due to the limited period of time the Company’s equity shares have been publicly traded. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes share-based compensation expense using the straight-line attribution method.
Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the fiscal year ended March 31, 2011 is as follows:

		Grant-Date
	Shares	Fair Value

Nonvested at March 31, 2010	840	$35.67
Vested	(342)	35.09

Nonvested at March 31, 2011	498	$36.07

For the fiscal years ended March 31, 2011, 2010 and 2009, the provisions of ASC 718 resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $0, $275 and $274, respectively, related to incremental tax benefits from stock options exercised during the periods.
9. Debtor-In-Possession Note Receivable
On November 29, 2010, Fleetwood Homes, Inc. entered into a Debtor-In-Possession (“DIP”) Revolving Credit Agreement (the “DIP Agreement”) and a Security Agreement (the “DIP Security Agreement”) with Palm Harbor Homes, Inc. and certain of its subsidiaries (“Palm Harbor”). Palm Harbor is a manufacturer and marketer of factory-built housing and a provider of related financing and insurance. Also on November 29, 2010, Fleetwood Homes’ newly-formed subsidiary, Palm Harbor Homes, Inc., a Delaware Corporation (“Acquisition Co.”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Palm Harbor.
Palm Harbor and those of its subsidiaries that were parties to the DIP Agreement and the Purchase Agreement filed for chapter 11 bankruptcy protection on November 29, 2010. Pursuant to the terms and conditions of the DIP Agreement, Fleetwood Homes agreed to provide up to $55,000 for a debtor-in-possession credit facility to finance Palm Harbor’s reorganization under chapter 11 of the U.S. Bankruptcy Code. The DIP loan facility bore interest at 7% per annum. Palm Harbor’s obligations under the DIP Agreement were secured by a first position lien on substantially all of Palm Harbor’s assets. The credit facility was partially used by Palm Harbor to extinguish its Textron Financial Corporation debt facility and to fund post-petition operations, commitments to customers, and employee obligations.
At March 31, 2011, the outstanding balance on the DIP credit facility was $40,060. The Company had accrued interest receivable from Palm Harbor of $262 as of March 31, 2011, which was subsequently added to the principal balance of the loan at the election of Palm Harbor as allowed under the terms of the DIP Agreement. Subsequent to the Company’s fiscal year end, on April 23, 2011, the DIP credit facility was retired in conjunction with the closing of the acquisition of Palm Harbor, discussed further below.

10. Subsequent Event — Acquisition of Palm Harbor
Description of the Acquisition — Fleetwood Homes, through its wholly-owned subsidiary, Acquisition Co., entered into the Purchase Agreement with Palm Harbor to purchase substantially all of the assets, and assume specified liabilities, of Palm Harbor, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On March 1, 2011, Acquisition Co. was selected as the successful bidder in the court auction. The transaction was approved and a sale order entered by the U.S. Bankruptcy Court on March 4, 2011.
Subsequent to the Company’s fiscal year end, Acquisition Co. completed the purchase of the Palm Harbor assets and the assumption of specified liabilities pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The effective date of the transaction was April 23, 2011 (the “Acquisition Date”). The results of Palm Harbor’s operations were not included in the Company’s Consolidated Financial Statements. The aggregate gross purchase price was $83,900 and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments. Of the purchase price, (i) approximately $45,301 was used to retire the debtor-in-possession loan previously made by Fleetwood Homes to Palm Harbor; and (ii) $13,400 was deposited in escrow pending regulatory approval to transfer the stock of Standard Casualty Co. to Acquisition Co., at which time the escrowed funds will be released to the Palm Harbor estate. The purchase price was funded by Fleetwood Homes’ cash on hand, along with equal contributions of $36,000 each from the Company and Third Avenue (see Note 12).
Acquisition Co. acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, Acquisition Co. purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. Acquisition Co. also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary, subject, however to a “claw-back” agreement to return those shares to Palm Harbor if regulatory approval of the Standard Casualty Co. transfer cannot be obtained, as described above. Further, Acquisition Co. assumed certain liabilities of Palm Harbor, including primarily debt facilities of the finance subsidiaries and certain warranty obligations.
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
The purchase of the Palm Harbor assets provides further geographic expansion, increased home distribution, and entry into financial and insurance businesses specific to the Company’s industry. The transaction further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Northwest, South Central, Southeast and Mid-Atlantic regions. The Company believes it will have the opportunity to achieve certain synergies and cost reductions by eliminating redundant processes and overhead.
The closing of the acquisition of the shares of Standard Casualty Co. has not yet occurred, pending final approval by the Texas Department of Insurance. The allocation of the purchase price is not completed as of the date of this Annual Report on Form 10-K due to the short duration since the Acquisition Date and will be finalized upon completion of the analysis of the fair values of Palm Harbor’s assets and specified liabilities. The Company will finalize the amounts recognized as we obtain the information necessary to complete the analysis. The acquisition will be accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations (“ASC 805”). The resulting goodwill or bargain purchase, supplemental pro forma information and other disclosures required under ASC 805 are not available at this time and will be included in the Company’s next quarterly filing. The historical Palm Harbor financial statements and additional pro-forma financial information required by Item 9.01(a) of Form 8-K will be filed by an amendment to the Form 8-K filed with the SEC on April 28, 2011 within the time period specified in the instructions to Item 9.01 of Form 8-K.
11. Redeemable Noncontrolling Interest
Noncontrolling Interest — During fiscal year 2010, the Company and an investment partner, Third Avenue formed Fleetwood Homes, Inc., with a contribution of $35,000 each for equal fifty-percent ownership interests. On July 21, 2009, Fleetwood Homes entered into an asset purchase agreement with FEI and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On the Fleetwood Acquisition Date, Fleetwood Homes acquired seven operating manufactured housing plants and two idle factories. Fleetwood Homes also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25,800 and was paid in cash by Fleetwood Homes.

The results of the Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Fleetwood Acquisition Date in accordance with the provisions of ASC 810. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold two out of three total seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements.
Temporary Equity Classification — ASC 480 Distinguishing Liabilities from Equity includes guidance from the SEC Staff Announcement regarding the classification and measurement of redeemable securities, including a requirement that equity instruments that are not required to be classified as liabilities be classified as temporary equity and outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer.
In accordance with the Shareholder Agreement entered into among Fleetwood Homes and its shareholders (Cavco and Third Avenue), as amended on November 30, 2010 (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date, (i.e. after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10,000 in each of its two most recently completed consecutive fiscal years, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2011.
The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco. The availability of net share settlement is dependent upon a number of factors. For example, at the time of such purchase, Cavco’s common stock must be listed on either the NASDAQ or the New York Stock Exchange. In the case of Third Avenue’s exercise of its Put Right, Cavco may elect to pay all or a portion of such purchase price in the form of shares of common stock of Cavco. In the case of Cavco’s exercise of its Call Right, Third Avenue may elect to receive all or a portion of such purchase price in the form of shares of common stock of Cavco. In addition, net share settlement would not be available if it were to lead to a change of control of Cavco. If either Cavco or Third Avenue makes such election, the shares of Cavco common stock to be issued to Third Avenue would be valued based on the average closing price of Cavco’s common stock for the sixty most recent trading days. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, GAAP requires that Third Avenue’s noncontrolling interest in Fleetwood Homes be classified as a temporary equity mezzanine item between liabilities and stockholders’ equity.
The carrying amount is subject to adjustment, after attribution of net income or loss of Fleetwood Homes, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through March 31, 2011, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.
12. Convertible Note Payable and Related Party Transactions
Convertible Note Payable — On December 1, 2010, the Company and Third Avenue entered into separate convertible note payable agreements with their subsidiary, Fleetwood Homes, for $14,000 each, convertible to 200 shares of Fleetwood Homes, Inc. common stock at the successful close of the contemplated Palm Harbor transaction. The convertible notes were subsequently increased by $22,000 each, convertible to an additional 314.28 shares, for a total of $36,000 per note in the fourth quarter of 2011, convertible to 514.28 shares. The convertible notes bore interest of 2.5% per annum. As of March 31, 2011, the balance of accrued interest payable to Third Avenue was $119. The $36,000 note payable by Fleetwood Homes to Cavco and related accrued interest was eliminated upon consolidation. The note payable to Third Avenue appears on the Consolidated Balance Sheets as “Noncontrolling interest note payable.” Subsequent to March 31, 2011, concurrent with the successful completion of the acquisition of Palm Harbor Homes, all outstanding convertible notes were converted to shares of Fleetwood Homes, Inc. on April 23, 2011 and redeemable noncontrolling interest increased by $36,000. Any right to interest income was forfeited by the note holders upon conversion in accordance with the terms of the agreements.
Related Party — At March 31, 2011, Third Avenue Management LLC beneficially owned approximately 12.2% of our outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures (“ASC 850”). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood Homes, the Fleetwood Homes transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.

13. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2011 and 2010.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2011
Net sales	$47,505	$45,888	$39,612	$38,822	$171,827
Gross profit	6,441	7,179	5,343	5,315	24,278
Net income	850	1,199	290	1,733	4,072
Net income attributable to Cavco common stockholders	518	680	24	1,609	2,831
Net income per share attributable to Cavco common stockholders:
Basic	$0.08	$0.10	$—	$0.24	$0.43

Diluted	$0.08	$0.10	$—	$0.23	$0.41

Fiscal year ended March 31, 2010
Net sales	$13,595	$29,377	$36,369	$36,271	$115,612
Gross profit	94	4,148	3,263	3,192	10,697
Net loss	(1,449)	(222)	(1,168)	(954)	(3,793)
Net loss attributable to Cavco common stockholders	(1,449)	(163)	(1,030)	(729)	(3,371)
Net loss per share attributable to Cavco common stockholders:
Basic	$(0.22)	$(0.03)	$(0.16)	$(0.11)	$(0.52)

Diluted	$(0.22)	$(0.03)	$(0.16)	$(0.11)	$(0.52)