Form 10-Q
period 2011-06-30
CAVCO INDUSTRIES INC
filed 2011-08-09
CIK 278166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 5, 2011, there were 6,890,013 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,537	$76,513
Restricted cash, current	6,541	436
Accounts receivable, net	11,428	6,571
Short term investments	4,727	—
Current portion of consumer loans receivable, net	20,347	—
Inventories	59,030	16,036
Assets held for sale	9,278	—
Prepaid expenses and other current assets	8,179	2,495
Debtor-in-possession note receivable	—	40,060
Deferred income taxes	6,062	4,720

Total current assets	159,129	146,831

Restricted cash	453	—
Investments	10,806	—
Consumer loans receivable, net	105,804	—
Inventory finance receivable, net	18,244	17,759
Property, plant and equipment, net	50,344	35,993
Goodwill and other intangibles, net	83,746	68,859

Total assets	$428,526	$269,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,851	$3,495
Accrued liabilities	60,829	26,245
Construction lending line	4,782	—
Current portion of securitized financings	11,934	—
Noncontrolling interest note payable	—	36,000

Total current liabilities	88,396	65,740

Securitized financings	87,571	—
Deferred income taxes	10,881	17,214

Redeemable noncontrolling interest	80,843	35,819

Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,889,513 and 6,817,606 shares, respectively	69	68
Additional paid-in capital	130,831	129,211
Retained earnings	29,998	21,390
Accumulated other comprehensive loss	(63)	—

Total stockholders’ equity	160,835	150,669

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$428,526	$269,442

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Net sales	$98,981	$47,505
Cost of sales	82,821	41,064

Gross profit	16,160	6,441
Selling, general and administrative expenses	16,990	5,236

(Loss) income from operations	(830)	1,205
Interest expense	(1,461)	—
Other income	360	180
Gain on bargain purchase	18,780	—

Income before income taxes	16,849	1,385
Income tax benefit (expense)	610	(535)

Net income	17,459	850
Less: net income attributable to noncontrolling interest	8,851	332

Net income attributable to Cavco common stockholders	$8,608	$518

Net income per share attributable to Cavco common stockholders:
Basic	$1.26	$0.08

Diluted	$1.25	$0.08

Weighted average shares outstanding:
Basic	6,838,324	6,541,739

Diluted	6,894,380	6,753,265

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$17,459	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	867	338
Provision for credit losses	(84)	109
Deferred income taxes	(414)	196
Share-based compensation expense	185	138
Non-cash interest income	(624)	—
Non-cash interest expense	188	—
Loss on sale of property, plant and equipment	—	246
Gain on bargain purchase	(18,780)	—
Gain on sale of loans	(950)	—
Gain on sale of investments	(14)	—
Changes in operating assets and liabilities:
Restricted cash	(634)	104
Accounts receivable	(1,652)	49
Consumer loans originated	(14,014)	—
Principal payments on consumer loans originated	2,194	—
Proceeds from sales of consumer loans	13,188	—
Inventories	(960)	(78)
Prepaid expenses and other current assets	(2,903)	512
Inventory finance receivable	(489)	(4,515)
Accounts payable and accrued liabilities	12,639	2,935

Net cash provided by operating activities	5,202	884

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,029)	(239)
Proceeds from sale of property, plant and equipment	—	2
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	(67,639)	—
Purchases of investments	(75)	—
Proceeds from sale of investments	1,129	—
Investment in debtor-in-possession note receivable	(6,238)	—
Proceeds from payoff of debtor-in-possession note receivable	45,301	—

Net cash used in investing activities	(28,551)	(237)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,436	—
Net proceeds from construction lending line	808	—
Payments on Virgo debt	(19,456)	—
Payments on securitized financings	(2,415)	—

Net cash used in financing activities	(19,627)	—

Net (decrease) increase in cash and cash equivalents	(42,976)	647
Cash and cash equivalents at beginning of period	76,513	74,988

Cash and cash equivalents at end of period	$33,537	$75,635

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,160	$26

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
The accompanying Consolidated Financial Statements of Cavco Industries, Inc., and its subsidiaries (collectively, the “Company” or “Cavco”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of June 30, 2011 through the date of the filing of this report with the SEC and there were no disclosable subsequent events. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2011 (the “Form 10-K”).
During fiscal year 2010, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), formed Fleetwood Homes, Inc. (“Fleetwood Homes”), with a contribution of $35.0 million each for equal fifty-percent ownership interests. On August 17, 2009, Fleetwood Homes acquired seven operating manufactured housing plants, two idle factories, all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations of a predecessor company.
The results of the Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation (“ASC 810”). Management has determined that, under GAAP, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold all of the seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Note 20).

During fiscal year 2011, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries (collectively “Palm Harbor Florida”) to purchase substantially all of the assets and assume specified liabilities of Palm Harbor Florida, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. The effective date of the transaction was April 23, 2011 (the “Acquisition Date”), except for the stock of Standard Casualty Co. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments. Approximately $45.3 million of the purchase price was used to retire the Debtor-In-Possession (“DIP”) loan previously made by Fleetwood Homes to Palm Harbor Florida. The purchase price was funded by Fleetwood Homes’ cash on hand, along with equal contributions of $36.0 million each from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of the insurance subsidiary.
Palm Harbor Delaware acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, as of the Acquisition Date, Palm Harbor Delaware purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries (collectively, “CountryPlace”). Palm Harbor Delaware also acquired all of the outstanding shares of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary (collectively, “Standard”). Further, Palm Harbor Delaware assumed certain liabilities of Palm Harbor Florida, including primarily debt facilities of the finance subsidiaries (see Note 19). The results of the Palm Harbor operations since the Acquisition Date have been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810.
Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floorplan financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 12). The recognition of revenue from homes sold under inventory finance programs involving funds provided by the Company is deferred until such time that payment for the related inventory finance note receivable is received by the Company (see Note 6). Retail sales by Company-owned retail locations are recognized when funding is reasonably assured, the customer has entered into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site.
At the Acquisition Date, management evaluated consumer loans receivable held for investment to determine whether there was evidence of deterioration of credit quality prior to acquisition and if it was probable that the Company would be unable to collect all amounts due according to the loan’s contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the pool’s scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the acquisition date as an amount that should not be accreted (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net sales.
Interest income on consumer loans receivable originated after the Acquisition Date is recognized in net sales on an accrual basis. When a loan held for investment is determined to be partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected. For loans held for investment originated after the acquisition, loan origination fees are deferred and amortized into net sales over the contractual life of the loan using the interest method. For loans held for sale, loan origination fees and gains or losses on sales are recognized upon sale of the loans.
Premium income from insurance policies is recognized on an as earned basis. Premium amounts collected are amortized into net sales over the life of the policy. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
Management regularly makes an assessment to determine whether a decline in value of an individual security is other-than-temporary. The Company considers the following factors when making its assessment: (1) the Company’s ability and intent to hold the investment to maturity, or a period of time sufficient to allow for a recovery in market value; (2) whether it is probable that the Company will be able to collect the amounts contractually due; and (3) whether any decision has been made to dispose of the investment prior to the balance sheet date. Investments on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the loss recorded in earnings.

Consumer Loans Receivable. Consumer loans receivable consists of manufactured housing loans originated by CountryPlace (securitized, held for investment, or held for sale) and construction advances on non-conforming mortgages. CountryPlace was acquired on April 23, 2011 in conjunction with the Palm Harbor transaction. The fair value of consumer loans receivable was calculated as of the Acquisition Date, as determined by the present value of expected future cash flows, with no allowance for loan loss recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to the acquisition are recognized as an allowance for loan loss. Interest income on consumer loans receivable is recognized in net sales.
Loans held for investment consist of loan contracts collateralized by the borrowers’ homes and, in some instances, related land. Construction loans in progress are stated at the aggregate amount of cumulative funded advances. Loans held for sale consist of loan contracts collateralized by single-family residential mortgages. Loans held for sale are stated at the lower of cost or market on an aggregate basis. Loans held for sale are loans that, at the time of origination, are originated with the intent to resell in the mortgage market to investors, such as the Federal National Mortgage Association (FNMA or Fannie Mae), with which the Company has pre-existing purchase agreements, or to sell as part of a Government National Mortgage Association (GNMA or Ginnie Mae)-insured pool of loans.
Prior to being acquired by the Company, on July 12, 2005 and March 22, 2007, CountryPlace completed two securitizations of factory-built housing loan receivables. These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with ASC 310, Receivables — Nonrefundable Fees and Other (“ASC 310”). The securitizations included provisions for removal of accounts by CountryPlace and other factors that preclude sale accounting of the securitizations under ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings. The Company acquired the consumer loans receivable and related securitized financings during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Since the Acquisition Date, the acquired securitized financings are accounted for in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).
Certain direct loan origination costs for loans held for investment originated after the acquisition are deferred and amortized over the estimated life of the portfolio and amortized using the effective interest method. Certain direct loan origination costs for loans held for sale are expensed as incurred.
Allowance for Loan Losses. The allowance for loan losses reflects CountryPlace’s judgment of the probable loss exposure on their loans originated since the Date of Acquisition in the held for investment portfolio as of the end of the reporting period. CountryPlace’s loan portfolio is comprised of loans related primarily to factory-built Palm Harbor homes. The allowance for loan losses is developed at a portfolio level, as pools of homogeneous loans, and not allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the composition of the loan portfolio, including historical loss experience by static pool, expected probable losses based on industry experience for a given range of borrower credit scores, the composition of the portfolio by credit score and seasoning, loan type characteristics, and recent loss experience. CountryPlace then makes a determination of the best estimate within the range of loan losses.

CountryPlace accounts for the loans that were acquired in the Palm Harbor transaction in a manner similar to ASC 310-30. At the date of acquisition, management evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms.
Over the life of the loans, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rate, has decreased and if so, recognizes an allowance for loan loss subsequent to the acquisition date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life. See Note 5.
Loans are placed on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal. Upon determining that a nonaccrual loan is impaired, interest accrued and the uncollected receivable prior to identification of nonaccrual status is charged to the allowance for loan losses.
The Company has modified payment amounts and/or interest rates for borrowers that, in management’s judgment, exhibited the willingness and ability to continue to pay and met certain other conditions. These modified loans were considered to be troubled debt restructurings. The Company no longer considers modified loans to be troubled debt restructurings once the modified loan is seasoned for six months, is not delinquent and is at a market rate of interest.
Investment Securities. Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments include marketable debt and equity securities that are held as available-for-sale. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax if applicable. Realized gains and losses from the sale of securities are determined using the specific identification method.
Other Income. Other income totals $360,000 and $180,000 in the three months ended June 30, 2011 and 2010, respectively. In fiscal 2012, other income consists of interest related to Debtor-in-Possession note receivable and inventory finance receivable balances, and of interest income earned primarily on cash balances.
Accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investments.
Recent Accounting Pronouncements. In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010, and the remaining provisions during the quarter ended March 31, 2011, except for the disclosures related to troubled debt restructurings, which will be effective for the Company’s quarter ending September 30, 2011. The Company is currently evaluating the effect ASU 2011-02 will have on the Company’s disclosures in the Notes to the Consolidated Financial Statements.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments affected the Company’s disclosures of pro forma information surrounding the Palm Harbor acquisition, see Note 19.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments to this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is currently evaluating the effect ASU 2011-05 will have on the Company’s disclosures in the Notes to Consolidated Financial Statements.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Restricted Cash
Restricted cash consists of the following (in thousands):

	June 30,	March 31,
	2011	2011

Cash pledged as collateral for outstanding insurance programs and surety bonds	$3,263	$—
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	2,276	—
Cash related to customer deposits held in trust	1,455	436

	$6,994	$436

3. Investments
Available-for-sale securities were acquired during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. In accordance with ASC 805, Business Combinations (“ASC 805”) the individual securities were valued at fair value as of the Acquisition Date and therefore, no individual security has been in a continuous unrealized loss position at June 30, 2011. The following table summarizes the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category as of June 30, 2011 (in thousands):

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and Government Agencies	$1,148	$—	$(1)	$1,147
Mortgage-backed securities	5,063	24	(45)	5,042
States and political subdivisions	1,205	1	—	1,206
Corporate debt securities	4,411	—	(26)	4,385
Marketable equity securities	3,802	33	(82)	3,753

Total	$15,629	$58	$(154)	$15,533

Consistent with improvements seen in the overall stock market in recent quarters, and based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2011.
The Company’s investments in marketable equity securities consist of investments in common stock of bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $11,000 of the total unrealized losses) and industrial companies ($2.3 million of the total fair value and $71,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investment securities at June 30, 2011, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30,
2011

Due in less than one year	$974
Due after one year through five years	6,716
Due after five years through ten years	262
Due after ten years	3,828
Marketable equity securities	3,753

Total investment securities available-for-sale	$15,533

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the first quarter of fiscal 2012 were approximately $17,000. Gross losses were approximately $4,000 for the first quarter of fiscal 2012.
4. Inventories
Inventories consist of the following (in thousands):

	June 30,	March 31,
	2011	2011

Raw materials	$17,088	$10,208
Work in process	8,354	2,499
Finished goods and other	33,588	3,329

	$59,030	$16,036

5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to ASC 310-30. Consumer loans receivable held for sale is carried at the lower of cost or market value. The following table summarizes consumer loans receivable (in thousands):

June 30,
2011

Consumer loans receivable held for investment	$118,377
Consumer loans receivable held for sale	4,931
Construction advances on non-conforming mortgages	3,206

Consumer loans receivable	126,514
Deferred financing cost, net	(363)

Consumer loans receivable, net	$126,151

At the Acquisition Date, management evaluated consumer loans receivable held for investment to determine whether there was evidence of deterioration of credit quality prior to acquisition and if it was probable that the Company would be unable to collect all amounts due according to the loan’s contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the acquisition date as an amount that should not be accreted (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net sales.

	June 30,	April 23,
	2011	2011

Consumer loans receivable held for investment — contractual amount	$330,781	$339,166
Purchase Discount
Accretable	(115,471)	(118,335)
Non-accretable	(96,472)	(100,151)
Allowance for loan losses	—	—
Less consumer loans receivable reclassified as other assets	(461)	—

Total consumer loans receivable held for investment, net	$118,377	$120,680

Over the life of the loans, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rate, has decreased and if so, recognizes an allowance for loan loss subsequent to the acquisition date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows:

June 30,
2011

Balance at the beginning of the period	$—
Additions	118,335
Accretion	(2,864)
Reclassifications from (to) nonaccretable discount	—
Disposals	—

Balance at the end of the period	$115,471

The Company’s consumer loans receivable consists of fixed-rate, fixed-term, fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises (GSEs), and those that are non-conforming. In most instances, the Company’s loans are secured by a first-lien position and are provided for the purchase of a home. In rare instances the Company may provide other types of loans in second-lien or unsecured positions. Accordingly, the Company classifies its loans receivable assets as follows: chattel loans, conforming mortgages, non-conforming mortgages, and other loans.

The following tables disaggregate consumer loans receivable for each class by portfolio segment as of June 30, 2011 (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized	Securitized		Construction	Loans Held
Asset Class	2005	2007	Unsecuritized	Advances	For Sale	Total

Chattel loans	$49,808	$33,763	$3,055	$—	$—	$86,626
Conforming mortgages	—	—	1,571	3,205	4,931	9,707
Non-conforming mortgages	4,864	15,187	10,081	—	—	30,132
Other loans	—	—	49	—	—	49

	$54,672	$48,950	$14,756	$3,205	$4,931	$126,514

In measuring credit quality within each segment and class, the Company uses commercially available credit scores (“FICO”). At the time of each loan’s origination, the Company obtained credit scores from each of the three primary credit bureaus, if available. To evaluate credit quality of individual loans, the Company uses the mid-point of the available credit scores, or if only two scores are available, the Company uses the lower of the two. Except in the case of troubled debt restructurings or other loan modifications, the Company does not update credit bureau scores after the time of origination.
The following table disaggregates the Company’s consumer loans receivable by class and credit quality indicator as of June 30, 2011 (in thousands):

	Consumer Loans Held for Investment				Consumer
Asset Class	Securitized	Securitized		Construction	Loans Held
Credit Quality Indicator	2005	2007	Unsecuritized	Advances	For Sale	Total

Chattel loans
0-619	$1,553	$995	$954	$—	$—	$3,502
620-719	22,241	15,160	1,307	—	—	38,708
720+	26,014	17,608	793	—	—	44,415

Conforming mortgages
0-619	—	—	420	54	537	1,011
620-719	—	—	1,040	2,286	2,754	6,080
720+	—	—	111	865	1,640	2,616

Non-conforming mortgages
0-619	97	933	2,951	—	—	3,981
620-719	2,405	9,070	5,580	—	—	17,055
720+	2,362	5,184	1,551	—	—	9,097

Other loans
Total other	—	—	49	—	—	49

	$54,672	$48,950	$14,756	$3,205	$4,931	$126,514

6. Inventory Finance Receivables and Allowance for Loan Loss
The Company’s inventory finance receivables balance consists of two classes: (i) amounts loaned by the Company under participation inventory financing programs; and (ii) direct inventory financing arrangements for the home product inventory needs of our independent distribution base.
Under the terms of the participation programs, the Company provides loans to independent financial institutions representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases of our products. The participation inventory finance receivables are unsecured general obligations of the independent floorplan lenders.

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
Inventory finance receivables, net, consist of the following by class of financing receivable (in thousands):

	June 30,	March 31,
	2011	2011

Direct inventory finance receivables	$12,060	$12,157
Participation inventory finance receivables	6,357	5,771
Allowance for loan loss	(173)	(169)

	$18,244	$17,759

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability and has determined that an applicable allowance for loan loss was not needed at June 30, 2011s and March 31, 2011, respectively.
With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $173,000 and $169,000 at June 30, 2011 and March 31, 2011, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance receivables (in thousands):

	Three Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$169	$40
Provision for credit losses	4	105
Loans charged off, net of recoveries	—	4

Balance at end of period	$173	$149

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011

Inventory finance notes receivable:

Collectively evaluated for impairment	$11,484	$11,116	$—	$—
Individually evaluated for impairment	576	1,041	6,357	5,771

Total	$12,060	$12,157	$6,357	$5,771

Allowance for loan loss:

Collectively evaluated for impairment	$(173)	$(169)	$—	$—
Individually evaluated for impairment	—	—	—	—

Total	$(173)	$(169)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At June 30, 2011, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June, 30	March 31,	June, 30	March 31,
	2011	2011	2011	2011

Risk profile based on payment activity:

Performing	$11,966	$11,995	$6,357	$5,771
Watch list	94	162	—	—
Nonperforming	—	—	—	—

Total	$12,060	$12,157	$6,357	$5,771

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding as of June 30, 2011 and March 31, 2011:

	June 30,	March 31,
	2011	2011

Arizona	19.6%	21.9%
Texas	14.6%	18.0%
California	12.0%	9.0%
The States of California, Arizona, and to a lesser degree Texas, have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of June 30, 2011 or March 31, 2011, respectively.

7. Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements 10 to 39 years, and machinery and equipment 3 to 25 years. Repairs and maintenance charges are expensed as incurred. Property, plant and equipment consist of the following (in thousands):

	June 30,	March 31,
	2011	2011
Property, plant and equipment, at cost:
Land	$20,036	$16,046
Buildings and improvements	27,408	19,672
Machinery and equipment	14,545	11,453

	61,989	47,171

Accumulated depreciation	(11,645)	(11,178)

Property, plant and equipment, net	$50,344	$35,993

8. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	March 31,
	2011	2011

Customer deposits	$14,067	$1,857
Estimated warranties	11,483	9,371
Salaries, wages and benefits	8,657	4,342
Unearned premiums	5,706	—
Deferred margin	4,382	4,305
Accrued insurance	2,762	1,731
Accrued volume rebates	1,136	885
Accrued taxes	1,001	707
Reserve for repurchase commitments	690	597
Other (various)	10,945	2,450

	$60,829	$26,245

9. Warranties
Homes are generally warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale. The Company has recorded a liability for estimated future warranty costs relating to homes sold based upon management’s assessment of historical experience factors, an estimate of the amount of homes in the distribution channel and current industry trends. Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$9,371	$13,891
Liability assumed with Palm Harbor	1,932	—
Charged to costs and expenses	3,006	1,213
Payments and deductions	(2,826)	(2,113)

Balance at end of period	$11,483	$12,991

10. Debt Obligations
The Company acquired securitized financings during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were acquired at fair value, which resulted in a discount, and subsequently are accounted for a manner similar to ASC 310-30 to accrete the discount.
The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the acquisition date should not be accreted (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield).

	June 30,	April 23,
	2011	2011

Securitized financings — contractual amount	$130,851	$134,205
Purchase Discount
Accretable	(31,346)	(32,072)
Non-accretable (1)	—	—

Total securitized financings, net	$99,505	$102,133

(1)	Because the contractual payments on securitized financing are determined by actual cash flows, the Company expects that there will not be a non-accretable difference.
Over the life of the loans, the Company continues to estimate cash flows expected to be paid on securitized financings. The Company evaluates at the balance sheet date whether the present value of its securitized financings determined using the effective interest rate, has increased. The present value of any subsequent decrease in cash flows expected to be paid adjusts the amount of accretable yield recognized on a prospective basis over the securitized financing’s remaining life.

The changes in accretable yield on securitized financings were as follows:

June 30,
2011

Balance at the beginning of the period	$—
Additions	32,072
Accretion	(726)
Reclassifications from (to) nonaccretable discount	—
Disposals	—

Balance at the end of the period	$31,346

On July 12, 2005, prior to the acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing.
On March 22, 2007, CountryPlace, completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing.
11. Income Taxes
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
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In July 2011, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal income tax return for the fiscal year ended March 31, 2009. The examination resulted in an insignificant tax balance due. The Company is no longer subject to examination by the IRS for years before fiscal year 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.

12. Commitments and Contingencies
Repurchase Contingencies — The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and the risk of loss is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $11.6 million at June 30, 2011, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $690,000 and $597,000 at June 30, 2011 and March 31, 2011, respectively, related to these commitments.
Letter of Credit — The Company maintains a $250,000 outstanding letter of credit with J.P. Morgan Chase Bank N.A. issued to satisfy the remaining requirements of the self-funded workers’ compensation program which concluded on September 30, 2006. There have been no draws against the letter of credit.
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
13. Stockholders’ Equity
The following tables represent changes in equity, including stockholders’ equity attributable to Cavco’s stockholders and non-controlling interest for the three months ended June 30, 2011 (dollars in thousands):

		Equity Attributable to Cavco Stockholders
	Redeemable			Additional		Accumulated
	Noncontrolling	Common Stock		Paid-in	Retained	Other
	Interest	Shares	Amount	Capital	Earnings	Loss	Total
Balance, March 31, 2011	$35,819	6,817,606	$68	$129,211	$21,390	$—	$150,669

Stock option exercises and associated tax benefits	—	71,907	1	1,435	—	—	1,436
Share-based compensation	—	—	—	185	—	—	185
Note payable conversion	36,173
Net income	8,851	—	—	—	8,608	—	8,608
Other comprehensive loss	—	—	—	—	—	(63)	(63)

Balance, June 30, 2011	$80,843	6,889,513	$69	$130,831	$29,998	$(63)	$160,835

14. Other Comprehensive Income
The difference between net income and total comprehensive income for the three months ended June 30, 2011 and June 30, 2010 is as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010

Net income	$17,459	$850
Unrealized gain on available-for-sale investments, net of tax	(63)	—

Comprehensive income	$17,396	$850

15. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 278,026 shares were still available for grant at June 30, 2011. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a period determined by the plan administrator, typically a one to five year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended June 30, 2011, was approximately $185,000. The Company recorded stock-based compensation expense of $138,000 for the three months ended June 30, 2010.
As of June 30, 2011, total unrecognized compensation cost related to stock options was approximately $2,579,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years.
The following table summarizes the option activity within the Company’s stock-based compensation plans for the three months ended June 30, 2011:

Number
of Shares

Outstanding at March 31, 2011	401,500
Granted	71,100
Exercised	(71,750)

Outstanding at June 30, 2011	400,850

Exercisable at June 30, 2011	152,625

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended June 30, 2011 is as follows:

Number
of Shares

Nonvested at March 31, 2011	498
Vested	(157)

Nonvested at June 30, 2011	341

16. Earnings Per Share
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

	Three Months Ended
	June 30,
	2011	2010

Net income attributable to Cavco common stockholders	$8,608	$518

Weighted average shares outstanding:
Basic	6,838,324	6,541,739
Common stock equivalents — treasury stock method	56,056	211,526
Add: Effect of dilutive stock options	—	—

Diluted	6,894,380	6,753,265

Net income per share attributable to Cavco common stockholders:
Basic	$1.26	$0.08

Diluted	$1.25	$0.08

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 and 2010 were 4,820 and 547, respectively.
17. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	June 30, 2011		March 31, 2011
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents (1)	$33,537	$33,537	$76,513	$76,513
Restricted cash (1)	6,994	6,994	436	436
Investments (2)	15,533	15,533	—	—
Consumer loans receivable (3)	126,151	125,713	—	—
Inventory finance receivable (4)	18,244	18,244	17,759	17,759
Construction lending line (1)	4,782	4,782	—	—
Securitized financings (5)	99,505	99,371	—	—

(1)	The fair value approximates book value due to the instruments’ short term maturity.

(2)	The fair value is based on market prices.

(3)	Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of June 30, 2011.

(4)	The fair value approximates book value based on current market rates and the revolving nature of the loan portfolio.

(5)	The fair value is estimated using recent transactions of factory-built housing asset-backed securities.

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no level 3 securities at the end of the first quarter ended June 30, 2011.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 30, 2011
	Total	Level 1	Level 2	Level 3

Securities issued by the U.S Treasury and Government (1)	$1,147	$—	$1,147	$—
Mortgage-backed securities (1)	5,042	—	5,042	—
Securities issued by states and political subdivisions (1)	1,207	—	1,207	—
Corporate debt securities (1)	4,385	—	4,385	—
Marketable equity securities (1)	3,752	3,752	—	—

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.
No significant transfers between Level 1 and Level 2 occurred during the three months ended June 30, 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	As of June 30, 2011
	Total	Level 1	Level 2	Level 3

Loans held for investment	$119,179	$—	$—	$119,179
Loans held for sale	4,931	4,931	—	—
Construction advances	1,603	—	—	1,603
Inventory finance receivable	18,244	—	—	18,244
Construction lending facility	4,781	4,781	—	—
Securitized financings	99,371	—	99,371	—
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the three months ended June 30, 2011, the Company recorded no impairment charges on assets held for sale or used in operations.
Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using discounted future cash flows. Loans held for sale are measured at the lower of cost or fair value using Level 1 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is currently lower than the fair value.
ASC 825, Financial Instruments (“ASC 825”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience, and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company’s fair values should not be compared to those of other companies.
Under ASC 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying market value of the Company.
18. Debtor-In-Possession Note Receivable
On November 29, 2010, Fleetwood Homes, Inc. entered into a DIP Revolving Credit Agreement (the “DIP Agreement”) and a Security Agreement (the “DIP Security Agreement”) with Palm Harbor Florida and certain of its subsidiaries. Palm Harbor Florida was a manufacturer and marketer of factory-built housing and a provider of related financing and insurance. Also on November 29, 2010, Fleetwood Homes’ newly-formed subsidiary, Palm Harbor Delaware, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Palm Harbor Florida.

Palm Harbor Florida and those of its subsidiaries that were parties to the DIP Agreement and the Purchase Agreement filed for chapter 11 bankruptcy protection on November 29, 2010. Pursuant to the terms and conditions of the DIP Agreement, Fleetwood Homes agreed to provide up to $55.0 million for a debtor-in-possession credit facility to finance Palm Harbor’s reorganization under chapter 11 of the U.S. Bankruptcy Code. The DIP loan facility bore interest at 7% per annum. Palm Harbor Florida’s obligations under the DIP Agreement were secured by a first position lien on substantially all of Palm Harbor Florida’s assets. The credit facility was partially used by Palm Harbor Florida to extinguish its Textron Financial Corporation debt facility and to fund post-petition operations, commitments to customers, and employee obligations.
On April 23, 2011, the DIP credit facility was retired in conjunction with the closing of the acquisition of Palm Harbor Florida, discussed further below.
19. Acquisition of Palm Harbor Homes, Inc.
Description of the Acquisition — Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Delaware, entered into the Purchase Agreement with Palm Harbor Florida to purchase substantially all of the assets, and assume specified liabilities, of Palm Harbor Florida, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On March 1, 2011, Palm Harbor Delaware was selected as the successful bidder in the court auction. The transaction was approved and a sale order entered by the U.S. Bankruptcy Court on March 4, 2011.
During the first quarter of fiscal year 2012, Palm Harbor Delaware completed the purchase of the Palm Harbor Florida assets and the assumption of specified liabilities pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The effective date of the transaction was April 23, 2011 (the “Acquisition Date”), except for the stock of Standard Casualty Co. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments. Of the purchase price, (i) approximately $45.3 million was used to retire the debtor-in-possession loan previously made by Fleetwood Homes to Palm Harbor Florida; and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard Casualty Co. to Acquisition Co., at which time the escrowed funds will be released to the Palm Harbor estate. The purchase price was funded by Fleetwood Homes’ cash on hand, along with contributions of $36.0 million each from the Company and Third Avenue (see Note 21).
Palm Harbor Delaware acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, as of the Acquisition Date, Palm Harbor Delaware purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. Palm Harbor Delaware also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary., On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of Standard Casualty Co. Further, Acquisition Co. assumed certain liabilities of Palm Harbor Florida, including primarily debt facilities of the finance subsidiaries.
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
The purchase of the Palm Harbor Florida assets provides further operating capacity, increased home distribution, and entry into financial and insurance businesses specific to the Company’s industry. The transaction further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Northwest, South Central, Southeast and Mid-Atlantic regions. The Company believes it will have the opportunity to achieve certain synergies and cost reductions by eliminating redundant processes and overhead.

Acquisition Date Fair Value of Consideration Transferred — The following table details the acquisition-date fair value of the consideration transferred to acquire Palm Harbor (in thousands), of which $74.0 million was in cash:

Acquisition Date
Fair Value

Cash advanced to Palm Harbor under DIP financing, credited to purchase	$44,117
Paid-in-kind interest on DIP financing, credited to purchase price	1,184
Additional cash consideration	29,917
Amounts credited for customer deposits acquired at closing	8,682

Total consideration transferred	$83,900

Recording of Assets Acquired and Liabilities Assumed — The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the Acquisition Date. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the short duration since the Acquisition Date and will be finalized upon completion of the analysis of the fair values of Palm Harbor’s assets and specified liabilities. The Company will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.
The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the acquisition dates (in thousands):

Acquisition Date
Fair Value

Cash and cash equivalents	$15,077
Restricted cash	5,924
Investments	16,636
Accounts receivable (1)	3,219
Inventories	42,034
Prepaid expenses and other assets	2,781
Property, plant and equipment	13,782
Assets held for sale	9,278
Consumer loans receivable	126,030
Deferred income tax assets	14,532
Intangible assets (2)	15,294

Total identifiable assets acquired	$264,587

Accounts payable of the finance subsidiaries	$(1,917)
Accrued liabilities	(27,503)
Construction lending line	(3,974)
Securitized financings	(101,786)
Debt of the finance subsidiaries	(19,456)
Deferred income tax liabilities	(7,271)

Total liabilities assumed	(161,907)

Net identifiable assets acquired	102,680
Bargain purchase recognized	(18,780)

Net assets acquired	$83,900

(1)	The fair value of accounts receivables acquired is $3,219, with the gross contractual amount being $3,601. The Company determined that $382 would be uncollectible.

(2)	Of the $15,294 of acquired intangible assets, $5,450 was assigned to trademarks and trade names and $1,100 was assigned to state insurance licenses, which are considered indefinite lived intangible assets and are not subject to amortization and $8,744 was assigned to customer-related intangibles, technology and insurance business in force, policies and renewal rights, subject to a weighted-average useful life of approximately 5 years.

In connection with the acquisition of Palm Harbor, approximately $30 million was transferred at closing of the Palm Harbor transaction on April 23, 2011 and $19.5 million was used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011 (including payoff of the loan, prepayment penalty and related legal fees).
During the fiscal quarter ended June 30, 2011, the Company recognized $744,000 of acquisition related costs that were expensed as incurred. During the year ended March 31, 2011, the Company recognized $272,000 of acquisition related costs. These costs were recognized in selling, general and administrative expenses on the Consolidated Statement of Operations. We anticipate additional acquisition-related costs in fiscal year ended March 31, 2012 related to the purchase of the Palm Harbor assets.
Because the Company purchased Palm Harbor out of bankruptcy, the fair value of identifiable assets acquired and specified liabilities assumed exceeded the fair value of the consideration transferred. In accordance with ASC 805, Business Combinations, the Company consequently reassessed the recognition and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain on bargain purchase of $18.8 million in its consolidated statements of operations for the quarter ended June 30, 2011.
The recorded amounts are provisional and subject to change primarily as follows:
•	Amounts for inventory and property and equipment are pending completion of certain confirmation of physical existence and condition.
•	Amounts for intangibles, property held for sale, consumer loans receivable, securitized financing obligation, deferred income taxes and accrued liabilities are pending finalization of valuation efforts.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.
Pro Forma Impact of Acquisition (unaudited) — The following table presents supplemental pro forma information as if the acquisition of Palm Harbor had occurred on April 1, 2010 (in thousands):

	Unaudited Pro Forma
	Consolidated Results
	Three Months Ended June 30,
	2011	2010

Revenues	$113,034	$123,681
Income (loss) attributable to Cavco stockholders	(968)	9,270
Diluted earnings per common share attributable to Cavco stockholders	(0.14)	1.37

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Cavco and Palm Harbor, reflecting both Cavco and Palm Harbor results of operations for the three months ended June 30, 2011 and 2010, respectively. The historical financial information has been adjusted to give effect to the pro forma events that are: (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on April 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition, including the elimination of overhead costs. The results reflect primarily the following pro forma pre-tax adjustments:
•	Reclassification of amounts to conform to Cavco’s accounting policies resulting in no impact to net income/(loss) (grossed up both net sales and cost of sales by $0.8 million and $4.4 million for the three months ended June 30, 2011 and 2010, respectively, and decreased SG&A and increased cost of sales by $0.7 million and $1.5 million, respectively).
•	Reclassification of amounts to conform to Cavco’s accounting policies for revenue recognition in the retail sales process, resulting in the reclassification of net sales and cost of sales among periods. These revenue recognition adjustments resulted in a decrease in net sales and cost of sales for the three months ended June 30, 2011 of $$203,000 and $166,000, respectively, net of adjustment for amounts deferred under Cavco’s revenue recognition policy. For fiscal year 2010, the revenue recognition pro forma adjustment resulted in a net decrease in net sales of $565,000 and an increase in cost of sales of $12,000, respectively.
•	Elimination of Palm Harbor’s historical interest expense related to Senior Convertible Notes discharged in bankruptcy, a note payable settled prior to the bankruptcy and a credit agreement that has been terminated and will not be a part of the Company’s capitalization going forward ($239 and $2,249 in the three months ended June 30, 2011 and 2010, respectively).
•	Elimination of $1.9 million of costs incurred and $187,000 of interest income in the three months ended June 30, 2011, which are directly attributable to the bankruptcy and subsequent acquisition, and which do not have a continuing impact on the combined company’s operating results. Included in these costs are advisory, legal and regulatory costs incurred by both legacy Cavco and legacy Palm Harbor and income and costs related to the debtor-in-possession financing that has been terminated.
•	Additional amortization expense (approximately $111,000 and $849,000 for the three months ended June 30, 2011 and 2010, respectively) related to the fair value of identifiable intangible assets acquired.
•	Reduction in depreciation expense (approximately $128,000 in the three months ended June 30, 2011 and $572,000 in fiscal year 2010, respectively) related to the fair value adjustment to property, plant and equipment acquired.
•	Elimination of operating activities related to closed manufacturing facilities and retail locations that (i) were not purchased in the transaction or (ii) are held for sale as of the Date of Acquisition. The amounts eliminated included sales of $645,000, cost of sales of $1.3 million, and SG&A of $558,000 for the three months ended June 30, 2011. For the three months ended June 30, 2010, the amounts eliminated were sales of $12.0 million, cost of sales of $10.7 million, and SG&A of $2.9 million.
In addition, all of the above adjustments were adjusted for the applicable tax impact.
20. Redeemable Noncontrolling Interest
Redeemable Noncontrolling Interest — During fiscal year 2010, the Company and an investment partner, Third Avenue formed Fleetwood Homes, Inc., with an initial contribution of $35.0 million each for equal fifty-percent ownership interests. On July 21, 2009, Fleetwood Homes entered into an asset purchase agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On the acquisition date, Fleetwood Homes acquired seven operating manufactured housing plants and two idle factories. Fleetwood Homes also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash by Fleetwood Homes.
The Company and Third Avenue subsequently contributed $36.0 million each in anticipation of the purchase of Palm Harbor, which was completed during the first quarter of fiscal year 2012. See Notes 19 and 21 for further information.

The results of the Fleetwood Homes and Palm Harbor operations have been included in the Consolidated Financial Statements and the related Notes since the respective acquisition dates in accordance with the provisions of ASC 810. Management has determined that, under GAAP, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold all of the seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements.
Temporary Equity Classification — ASC 480 Distinguishing Liabilities from Equity includes guidance regarding the classification and measurement of redeemable securities, including a requirement that equity instruments that are not required to be classified as liabilities be classified as temporary equity and outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer.
In accordance with the Shareholder Agreement entered into among Fleetwood Homes and its shareholders (Cavco and Third Avenue), as amended on November 30, 2010 (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date, (i.e. after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of June 30, 2011.
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
The carrying amount is subject to adjustment, after attribution of net income or loss of Fleetwood Homes, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through June 30, 2011, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.

21. Convertible Note Payable
On December 1, 2010, the Company and Third Avenue entered into separate convertible note payable agreements with their subsidiary, Fleetwood Homes, for $14.0 million each, convertible to 200 shares of Fleetwood Homes, Inc. common stock at the successful close of the contemplated Palm Harbor transaction. The convertible notes were subsequently increased by $22.0 million each, convertible to an additional 314.28 shares, for a total of $36.0 million per note in the fourth quarter of 2011, convertible to 514.28 shares. The convertible notes bore interest of 2.5% per annum. Concurrent with the successful completion of the acquisition of Palm Harbor Florida, all outstanding convertible notes were converted to shares of Fleetwood Homes, Inc. on April 23, 2011 and redeemable noncontrolling interest increased by $36.0 million. Any right to interest income was forfeited by the note holders upon conversion in accordance with the terms of the agreements.
22. Related Party Transactions
At June 30, 2011, Third Avenue Management LLC beneficially owned approximately 12.1% of our outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures (“ASC 850”). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood Homes, the Fleetwood Homes transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.
23. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and (loss) income from operations by segment for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net sales:
Factory-built housing	$92,840	$47,505
Financial services	6,141	—

	$98,981	$47,505

(Loss) income from operations:
Factory-built housing	$(2,671)	$2,046
Financial services	2,746	—
General corporate charges	(905)	(841)

	$(830)	$1,205

	As of
	June 30,	March 31,
	2011	2011
Total assets:
Factory-built housing	$253,772	$192,866
Financial services	145,606	—
Corporate	29,148	76,576

	$428,526	$269,442

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built housing products primarily distributed through a network of independent and company-owned retailers. We are the second largest producer of HUD code manufactured homes in the United States, based on reported wholesale shipments, and marketed under a variety of brand names including Cavco Homes, Fleetwood Homes, Palm Harbor Homes and Nationwide Homes. The Company is also a leading producer of park model homes, vacation cabins, modular homes, and systems-built commercial living structures. Our mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard, provides property and casualty insurance for owners of manufactured homes.
Company Growth
On June 30, 2003, Cavco became a stand-alone publicly held company after previously operating as a wholly-owned subsidiary of Centex Corporation. Cavco’s manufactured home factory and retail operations were historically located in and primarily served the Southwest and South Central United States housing markets.
On August 17, 2009, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. through their jointly owned corporation, Fleetwood Homes, Inc. (“Fleetwood Homes”), pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. The Company and Third Avenue each own 50% of Fleetwood Homes. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company, as described further in Notes 20 and 22.
On November 29, 2010, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation and certain of its subsidiaries (“Seller”) to purchase substantially all of the assets and assume specified liabilities of Seller, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On April 23, 2011 (the “Acquisition Date”), Palm Harbor completed the purchase of Seller’s assets and the assumption of specified liabilities, except for the stock of Standard Casualty Co. (“Standard”), pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments. Of the purchase price, (i) approximately $45.3 million was used to retire a debtor-in-possession loan previously made by Fleetwood Homes to Seller; and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard Insurance to Palm Harbor. The purchase price was funded by Fleetwood Homes’ cash on hand along with equal contributions from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard was received from the Texas Department of Insurance and on June 10, 2011, Palm Harbor completed the purchase of Standard. See Notes 18 and 19 for further information.
Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and related Notes. The Company and Third Avenue has each contributed $71.0 million in exchange for equal ownership interests in Fleetwood Homes. Although the Company holds a fifty-percent financial interest in Fleetwood Homes, its results of operations are required to be fully consolidated. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements. See Note 1.

The Palm Harbor transaction included five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. Further, Palm Harbor assumed certain liabilities including primarily debt facilities of CountryPlace (see Note 19). In addition, Palm Harbor purchased all of the outstanding shares of CountryPlace Acceptance Corp. with its wholly-owned finance subsidiaries (collectively, “CountryPlace”) and all of the outstanding shares of Standard. Neither Palm Harbor nor the Company retained any debt from the transaction other than financings pertaining to the continuing CountryPlace securitization portfolio and a construction line of credit maintained in connection with ongoing mortgage loan origination business activity.
Palm Harbor’s brand recognition is accompanied by its reputation for producing high quality products with exceptional service after the sale. Strategically, the Palm Harbor transaction strengthens the Company’s position in Texas and surrounding states, which has traditionally been among the strongest regions with demand for manufactured housing. We also gained a direct presence in Florida, another historically large market for our industry, which we had not been able to serve previously. Nationwide Homes, a Palm Harbor production facility based in Virginia adds an innovative and creative line of larger modular homes, including multi-story units, built specifically to state and local codes, often sold to local developers and development projects as well as individuals. Palm Harbor also possesses unique marketing capabilities including internet and other electronic techniques that may be expanded throughout other areas of the Company. The purchase of the Palm Harbor assets also provides entry into financial and insurance businesses specific to our industry.
We are in the process of expanding our product offerings throughout the combined organization via the sharing of product designs, production methods and marketing strategies. The supportive response by our customer base to the Palm Harbor and Fleetwood Homes acquisitions has been encouraging. We expect to realize some operating efficiency improvements as a result of our larger size and buying power although for a period of time, transaction costs and transition related expenses will mask a portion of such savings. We plan to place a consistent focus on developing synergies among all operations. Overall, we believe that these expansions will be positive long-term strategic moves for the Company.
In addition to the five factories listed above, during the quarter ended June 30, 2011, the Company operated homebuilding facilities located in Phoenix, Arizona; Goodyear, Arizona; Nampa, Idaho; Woodburn, Oregon; Riverside, California; Waco, Texas; Seguin, Texas; Lafayette, Tennessee; Douglas, Georgia; and Rocky Mount, Virginia, and owned two idle factories located in Woodland, California and Phoenix, Arizona.
Cash and cash equivalents of the Company totaled approximately $33.5 million on June 30, 2011. We believe this level of capitalization should provide resources to the operations of the Company sufficient to endure depressed current market conditions and to establish a solid base for continued growth as conditions improve.
Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), during calendar year 2010 and 2009, our industry shipped approximately 50,000 HUD code manufactured homes annually, the lowest levels since shipment statistics began to be recorded in 1959. This followed approximately 82,000 homes shipped in calendar year 2008, which was the previous low. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 137,000 and 214,000, respectively.
General economic challenges including low consumer confidence levels, unemployment and underemployment, overall housing sector weakness, and restricted mortgage loan markets need to diminish in order to spur annual industry and Company shipment levels. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. In addition, sales of our homes have been negatively affected by high unemployment rates and underemployment. Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although only limited progress has been made in this area, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized.

Competition from excess site-built home inventory is an issue that is also of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. Many on-site home builders with high inventory levels are offering sizable incentives to homebuyers in order to be competitive with lender foreclosure pricing in their sales areas. The resultant price points are low enough in many cases to truly compete with manufactured housing. In turn, competing manufactured home providers are aggressively pricing their products in efforts to obtain a portion of the constricted overall housing market. Lower home prices and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory built home.
The Company has operated with low backlogs during the first quarter of fiscal year 2012. The backlog of sales orders at June 30, 2011 varied among our fifteen factories, but in total was $20.0 million, or approximately three weeks of current production levels.
Inventory financing for the industry’s retail distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve. As most retailers require financing to maintain inventories of homes, the Company partnered with several lenders to help provide this type of inventory financing. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds (see Note 6). The Company’s participation in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to distributors and allows our homes continued exposure to potential homebuyers in the face of intense competitive forces from other manufactured homebuilders. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. Household formation is estimated to increase as the young adult population rises with the growth in the 25 to 34-year-old age bracket, known as the echo boom generation. This generation is attracted by the affordability, diversity of style choices and flexibility as to the location of their home. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the low maintenance requirements of factory built homes, and by the lifestyle offered by planned communities that are specifically designed for manufactured homes owners in this age group.
The national rental vacancy rate has been recently reported to be declining. Rental housing competes directly with many of our product offerings, and reductions in rental availability and increases in the cost of renting may have the effect of shifting interested buyers to other housing alternatives including manufactured homes.
With manufacturing centers strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers’ specific needs. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the Federal HUD code, we maintain the capability to build modular homes to state and local codes, park models and cabins, and light commercial buildings at many of our manufacturing facilities.

Company-wide, we have intensified our efforts to identify niche market opportunities where our diverse product lines and custom building capabilities provide our company with a competitive advantage. Green construction processes and environmentally-friendly building materials have long been a part of our home-building process and their popularity is expected to grow. We have a wide array of building materials that, combined with our building process, we believe give us a green advantage over other home builders. Many of the homes we build meet Energy Star standards. Building green also significantly reduces greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
Prospects are good for the systems-built housing industry as it provides enhanced quality homes with a more efficient use of labor and better controlled material usage resulting in lower cost to the consumer, compared to on-site construction methods. Our Company has a demonstrated ability to operate effectively and efficiently at low levels of capacity utilization characteristic of the industry recently. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.
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

Results of Operations — (Dollars in thousands, except average sales price amounts)

Three months ended June 30, 2011 compared to 2010
Net Sales. Total net sales increased 108.4% to $98,981 for the three months ended June 30, 2011 compared to $47,505 for the comparable quarter last year. The fiscal year 2012 results include the Palm Harbor operations, which were acquired on April 23, 2011, and from that date forward are included in the results of fiscal year 2012.
Gross Profit. Gross profit as a percent of sales increased to 16.3% for the three months ended June 30, 2011 from 13.6% for the same period last year. Including the Palm Harbor operations, the Company’s combined manufacturing operations sold 1,851 homes during the three months ended June 30, 2011, compared to 1,316 homes during the comparable period last year. While the average sales price per home improved, the improvement in gross profit was mainly the result of the added Palm Harbor finance and insurance subsidiaries, which are generally higher-margin businesses.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 224.5% or $11,754 to $16,990, or 17.2% of net sales, for the three months ended June 30, 2011 versus $5,236 or 11.0% of net sales, for the same period last year. The increase is primarily a result of the addition of the Palm Harbor businesses. The current period amount included $744 of costs related to the acquisition of Palm Harbor that were expensed as incurred.
Interest Expense. Interest expense of $1,461 consists of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios.
Other Income. Other income represents interest income earned on inventory finance notes receivable and debtor-in-possession note receivable. Other income increased 100% to $360 for the three months ended June 30, 2011 as compared to $180 during the prior year period.
Income Taxes. For the three-month periods ended June 30, 2011 and 2010, the effective income tax rate was approximately 32% and 39%, respectively.
Net Income. Net income attributable to Cavco stockholders for the three months ended June 30, 2011 was $8,608 compared to $518 for the comparable quarter last year.
See Note 19 for further discussion of the Palm Harbor transaction.
Liquidity and Capital Resources (Dollars in thousands)
We believe that cash and cash equivalents at June 30, 2011, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought, nor does it have access to, external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $5,202 of cash during the three months ended June 30, 2011 as compared to $884 during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by the new finance subsidiaries including proceeds from sales of consumer loans and collecting principal payments on consumer loans originated. These increases were supplemented by increases of accounts payable and accrued liabilities, offset in part by the volume of consumer loans originated and increases in prepaid assets and accounts receivable. Cash provided by operating activities during the three months ended June 30, 2010 was primarily the result of operating income before non-cash charges and increases in accrued liabilities, primarily accrued salaries, wages and benefits, offset in part by additional net funding of inventory finance initiatives.

Investing activities required the use of $28,551 of cash during the three months ended June 30, 2011 compared to the use of $237 of cash during the same period last year. Cash used by investing activities in the current period was primarily for funds to complete the acquisition of the assets and assumption of specified liabilities of Palm Harbor Homes, Inc. under the asset purchase agreement and debtor-in-possession credit facility, as discussed in Notes 18 and 19, and capital expenditures in all of our operations. Cash used by investing activities in the prior year period was comprised primarily of normal recurring capital expenditures in all of our factories.
Financing activities required the use of $19,627 in cash during the three months ended June 30, 2011 consisting of $19,456 used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011 (see Note 19), offset in part by $1,436 from the issuance of common stock under our stock incentive plans. No financing activities occurred during the three months ended June 30, 2010.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies”, we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. The ASU is effective for public entities for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. The disclosures related to activity that occurs during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. The Company adopted the provisions of ASU 2010-20 relating to period-end disclosures as of December 31, 2010, and the remaining provisions during the quarter ended March 31, 2011, except for the disclosures related to troubled debt restructurings, which will be effective for the Company’s quarter ending September 30, 2011. The Company is currently evaluating the effect ASU 2011-02 will have on the Company’s disclosures in the Notes to the Consolidated Financial Statements.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments affected the Company’s disclosures of pro forma information surrounding the Palm Harbor acquisition, see Note 19.
In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments to this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is currently evaluating the effect ASU 2011-05 will have on the Company’s disclosures in the Notes to Consolidated Financial Statements.

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
Forward-looking Statements
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by home-only lenders have contributed to a constrained consumer financing market, which may continue or could intensify;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and competition may increase the adverse effects of industry conditions;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	We may not be able to successfully integrate Fleetwood Homes, Palm Harbor, and any future acquisition or attain the anticipated benefits of such acquisition and the acquisition of Fleetwood Homes, Palm Harbor and any future acquisition may adversely impact the Company’s liquidity;

•	Our increasing participation in certain wholesale financing programs for the purchase of our products by industry retailers exposes us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations; and

•	Our expansion of retail and manufacturing businesses and entry into new lines of business, namely manufactured housing consumer finance and insurance, through the Palm Harbor transaction could expose the Company to additional risks.
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
CountryPlace is exposed to market risk related to the accessibility and terms of long-term financing of its loans. In the past, CountryPlace accessed the asset-backed securities market to provide term financing of its chattel and non-conforming mortgage originations. At present, asset-backed and mortgage-backed securitization markets are effectively closed to CountryPlace and other manufactured housing lenders. Accordingly, it is unlikely that CountryPlace can continue to securitize its loan originations as a means to obtain long-term funding. This inability to continue to securitize its loans caused CountryPlace to discontinue origination of chattel loans and non-conforming mortgages until other sources of funding are available.
We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 30, 2011 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4 million.
Certain of our inventory finance notes receivable and securitized financings have fixed interest rates as well. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio.

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
(b) Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2011, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc. Registrant

August 9, 2011	/s/ Joseph H. Stegmayer Joseph H. Stegmayer
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

August 9, 2011	/s/ Daniel L. Urness Daniel L. Urness
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1	(1)	Restated Certificate of Incorporation
3.2	(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.3	(3)	Amended and Restated Bylaws
10.1	(4)	Amendment to the Cavco Industries, Inc. Stock Incentive Plan
10.2	(5)	First Amendment to the Cavco Industries, Inc. 2005 Stock Incentive Plan
10.3	(6)	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2011
10.4	(6)	Chief Executive Officer Incentive Plan for Fiscal Year 2011
10.5	(7)	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010
10.6	(8)	Security Agreement dated November 29, 2010
10.7	(9)	Asset Purchase Agreement dated November 29, 2010
10.8	(10)	Amendment to Employment Agreement, dated December 29, 2010, between Joseph H. Stegmayer and Cavco
10.9	(11)	Amended and Restated Employment Agreement dated June 30, 2011, by and between Cavco Industries, Inc. and Joseph H. Stegmayer
31.1	*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
32	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(2)	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(3)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

(4)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

(5)	Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

(6)	Incorporated by reference to the Periodic Report on Form 8-K filed on May 27, 2010

(7)	Incorporated by reference to Exhibit 10.1 of the Periodic Report on Form 8-K filed on November 29, 2010

(8)	Incorporated by reference to Exhibit 10.2 of the Periodic Report on Form 8-K filed on November 29, 2010

(9)	Incorporated by reference to Exhibit 10.3 of the Periodic Report on Form 8-K filed on November 29, 2010

(10)	Incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed on February 9, 2011

(11)	Incorporated by reference to Exhibit 10.1 of the Periodic Report on Form 8-K filed on July 5, 2011

*	Filed herewith

**	Furnished herewith