Form 10-Q
period 2011-12-31
CAVCO INDUSTRIES INC
filed 2012-02-08
CIK 278166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

As of February 6, 2012, there were 6,890,796 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.

FORM 10-Q

December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	September 30,
	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,397	$76,513
Restricted cash, current	6,271	436
Accounts receivable, net	12,928	6,571
Short term investments	5,121	—
Current portion of consumer loans receivable, net	21,619	—
Inventories	62,334	16,036
Assets held for sale	5,285	—
Prepaid expenses and other current assets	7,919	2,495
Debtor-in-possession note receivable	—	40,060
Deferred income taxes	5,860	4,720

Total current assets	162,734	146,831

Restricted cash	452	—
Investments	9,626	—
Consumer loans receivable, net	101,578	—
Inventory finance receivable, net	21,328	17,759
Property, plant and equipment, net	50,698	35,993
Goodwill and other intangibles, net	81,587	68,859

Total assets	$428,003	$269,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,421	$3,495
Accrued liabilities	54,864	26,245
Construction lending lines	5,599	—
Current portion of securitized financings	10,797	—
Noncontrolling interest note payable	—	36,000

Total current liabilities	79,681	65,740

Securitized financings	83,376	—
Deferred income taxes	13,327	17,214
Redeemable noncontrolling interest	85,228	35,819
Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,890,796 and 6,817,606 shares, respectively	69	68
Additional paid-in capital	131,368	129,211
Retained earnings	34,974	21,390
Accumulated other comprehensive loss	(20)	—

Total stockholders’ equity	166,391	150,669

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$428,003	$269,442

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$114,564	$39,612	$343,553	$133,005
Cost of sales	87,642	34,269	272,243	114,042

Gross profit	26,922	5,343	71,310	18,963
Selling, general and administrative expenses	20,535	5,275	59,113	16,000

Income from operations	6,387	68	12,197	2,963
Interest expense	(2,043)	—	(5,420)	—
Other income	440	511	1,055	957
Gain on bargain purchase	—	—	22,009	—

Income before income taxes	4,784	579	29,841	3,920
Income tax expense	(1,804)	(289)	(3,001)	(1,581)

Net income	2,980	290	26,840	2,339
Less: net income attributable to redeemable noncontrolling interest	1,303	266	13,256	1,117

Net income attributable to Cavco common stockholders	$1,677	$24	$13,584	$1,222

Net income per share attributable to Cavco common stockholders:
Basic	$0.24	$0.00	$1.98	$0.19

Diluted	$0.24	$0.00	$1.96	$0.18

Weighted average shares outstanding:
Basic	6,890,517	6,651,928	6,873,078	6,578,732

Diluted	6,951,958	6,841,802	6,936,054	6,860,385

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	September 30,	September 30,
	Nine Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$26,840	$2,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,233	1,024
Provision for credit losses	369	173
Deferred income taxes	268	(265)
Share-based compensation expense	695	509
Non-cash interest income	(1,373)	(214)
Non-cash interest expense	517	30
Gain on sale of property, plant and equipment including assets held for sale	(63)	(10)
Impairment of property, plant and equipment	—	248
Gain on bargain purchase	(22,009)	—
Gain on sale of loans	(4,285)	—
Loss on sale of investments	14	—
Changes in operating assets and liabilities:
Restricted cash	(363)	14
Accounts receivable	(3,235)	4,971
Consumer loans originated	(57,356)	—
Principal payments on consumer loans receivable	7,442	—
Proceeds from sales of consumer loans	57,979	—
Inventories	931	(1,053)
Prepaid expenses and other current assets	(2,643)	(326)
Inventory finance receivable	(3,602)	(5,657)
Accounts payable and accrued liabilities	4,298	(4,034)

Net cash provided by (used in) operating activities	8,657	(2,251)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,273)	(680)
Proceeds from sale of property, plant and equipment including assets held for sale	3,739	16
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	(67,639)	—
Purchases of investments	(2,995)	—
Proceeds from sale of investments	4,830	—
Investment in debtor-in-possession note receivable	(6,238)	(38,302)
Proceeds from payoff of debtor-in-possession note receivable	45,301	—

Net cash used in investing activities	(25,275)	(38,966)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,463	1,391
Net proceeds from construction lending line	1,625	—
Proceeds from issuance of note payable	—	14,000
Payments on Virgo debt	(19,456)	—
Payments on securitized financings	(8,130)	—

Net cash (used in) provided by financing activities	(24,498)	15,391

Net decrease in cash and cash equivalents	(41,116)	(25,826)
Cash and cash equivalents at beginning of period	76,513	74,988

Cash and cash equivalents at end of period	$35,397	$49,162

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,113	$1,445

Cash paid during the period for interest	$5,138	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cavco Industries, Inc., and its subsidiaries (collectively, the “Company” or “Cavco”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of December 31, 2011 through the date of the filing of this report with the SEC and other than entering into an agreement to sell an idled facility in Phoenix, Arizona as discussed below; there were no disclosable subsequent events. The Company suggests that these Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2011 (the “Form 10-K”).

During fiscal year 2010, the Company and an investment partner, Third Avenue Value Fund (“Third Avenue”), formed Fleetwood Homes, Inc. (“Fleetwood Homes”), with a contribution of $35.0 million each for equal fifty-percent ownership interests. On August 17, 2009 (the “Fleetwood Acquisition Date”), Fleetwood Homes (i) acquired seven operating manufactured housing plants, two idle factories, all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and (ii) assumed express warranty liabilities pertaining to certain of the previous operations of a predecessor company.

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

During fiscal year 2011, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries (collectively “Palm Harbor Florida”) to purchase substantially all of the assets and assume specified liabilities of Palm Harbor Florida, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. The effective date of the transaction was April 23, 2011 (the “Acquisition Date”), except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Approximately $45.3 million of the purchase price was used to retire the Debtor-In-Possession (“DIP”) loan previously made by Fleetwood Homes to Palm Harbor Florida. The purchase price was funded by Fleetwood Homes’ cash on hand, along with equal contributions of $36.0 million each from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of the insurance subsidiary.

Palm Harbor Delaware acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, as of the Acquisition Date, Palm Harbor Delaware purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries (collectively, “CountryPlace”). Palm Harbor Delaware also acquired all of the outstanding shares of Standard Casualty Co., Standard Insurance Agency, Inc. and Palm Harbor Insurance Agency of Texas, Inc. (collectively, “Standard”). Further, Palm Harbor Delaware assumed certain liabilities of Palm Harbor Florida, including primarily debt facilities of the finance subsidiaries (see Note 21). The results of the Palm Harbor operations since the Acquisition Date and SCC Acquisition Date have been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810.

During the quarter ended December 31, 2011, the Company sold two idled production facilities. The Buda, Texas facility sold for $1.3 million, and the Casa Grande, Arizona facility sold for $1.3 million, resulting in insignificant effects on the Consolidated Statements of Operations. As of December 31, 2011, $1.4 million was reclassified from property, plant and equipment to assets held for sale related to the anticipated sale of an idled manufacturing facility located in Phoenix, Arizona. As of the date of filing, the Company has entered into an agreement, but the sale is not final.

Standard is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard holds insurance licenses in multiple states; however, a significant portion of its writings occurs in Texas. In addition to writing direct policies, Standard assumes and cedes reinsurance in the ordinary course of business (see Note 12).

CountryPlace originates single-family residential mortgages and services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured homes chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development (“HUD”) to directly endorse Federal Housing Administration (“FHA”) Title I and Title II mortgage insurance, is approved by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) to issue GNMA-insured mortgage-backed securities, and is authorized to sell mortgages to, and service mortgages for, the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). A conforming mortgage or loan is one that conforms to the guidelines of a government-sponsored enterprise, such as Fannie Mae, or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 5).

Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floorplan financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 14). The recognition of revenue from homes sold under inventory finance programs involving funds provided by the Company is deferred until such time that payment for the related inventory finance note receivable is received by the Company (see Note 6). Retail sales by Company-owned retail locations are recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer’s site, accepted by the customer, title has transferred and funding is reasonably assured.

At the Acquisition Date, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net sales.

For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized upon sale of the loans as net sales.

Premium income from insurance policies issued and assumed by Standard is recognized over the contractual term. Premium amounts collected are amortized on a straight-line basis into net sales over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.

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

Prior to being acquired by the Company, on July 12, 2005 and March 22, 2007, CountryPlace completed two securitizations of factory-built housing loan receivables. These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with ASC 310, Receivables – Nonrefundable Fees and Other (“ASC 310”). The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace’s financial statements. The Company acquired these balances during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Since the Acquisition Date, the acquired consumer loans receivable and securitized financings are accounted for in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our inventory finance receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $202,000 and $169,000 at December 31, 2011 and March 31, 2011, respectively (see Note 6).

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

Over the life of the loans, CountryPlace continues to estimate cash flows expected to be collected. CountryPlace evaluates at the balance sheet date whether the present value of its expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the Acquisition Date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life (see Note 5).

CountryPlace has modified payment amounts and/or interest rates for borrowers that, in management’s judgment, exhibited the willingness and ability to continue to pay and met certain other conditions. CountryPlace considers a modified loan a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty, and (ii) concessions are made by CountryPlace that it would not otherwise consider for a borrower with similar risk characteristics. CountryPlace no longer considers modified loans to be troubled debt restructurings once the modified loan is seasoned for six months, is not delinquent under the modified terms and is at a market rate of interest at the modification date.

Investments. Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments include marketable debt and equity securities that are held as available-for-sale. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax if applicable. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”). As such, the Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of December 31, 2011, all of the Company’s goodwill of $67.3 million is attributable to its manufacturing reporting unit. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Intangible assets are tested annually for impairment.

Reserve for Property-Liability Insurance Claims and Claims Expense. Standard establishes reserves for claims and claims expense (“loss”) on reported and unreported claims of insured losses. Standard’s reserving process takes into account known facts and interpretations of circumstances and factors, including Standard’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, Standard may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $562,000 as of December 31, 2011.

Incurred But Not Reported Liabilities. Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. Standard regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior period reserve estimates are recorded in the period such changes are determined. The applicable reserve balance was $140,000 as of December 31, 2011.

Other Income. Other income totaled $440,000 and $511,000 for the three months ended December 31, 2011 and 2010, respectively. For the nine months ended December 31, 2011 and 2010, other income totaled $1,055,000 and $957,000, respectively. In fiscal 2012, other income consists of interest related to Debtor-in-Possession note receivable and inventory finance receivable balances, and of interest income earned on cash balances.

Accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investments.

Recent Accounting Pronouncements. In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. As of December 31, 2011, the Company has adopted all of the aforementioned provisions of ASU 2010-20 and ASU 2011-02.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2011. In this update, an entity has the option to first assess qualitative factors to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. Early adoption is permitted. The Company is currently evaluating the effect ASU 2011-08 will have on the Company’s Consolidated Financial Statements and disclosures.

For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Restricted Cash

Restricted cash consists of the following (in thousands):

	September 30,	September 30,
	December 31,	March 31,
	2011	2011

Cash related to CountryPlace customer payments to be remitted to third parties	$2,766	$—
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	2,358	—
Cash related to retail homebuyer deposits held in trust	1,147	436
Other restricted cash	452	—

	$6,723	$436

3. Investments

Available-for-sale securities were acquired during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. In accordance with ASC 805, Business Combinations (“ASC 805”), the individual securities were valued at fair value as of the Acquisition Date and, therefore, no individual security has been in a continuous unrealized loss position for longer than 12 months as of December 31, 2011. The following table summarizes the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and Government Agencies	$1,279	$10	$—	$1,289
Mortgage-backed securities	4,583	16	(38)	4,561
States and political subdivisions	1,192	33	—	1,225
Corporate debt securities	3,938	6	(24)	3,920
Marketable equity securities	3,814	117	(179)	3,752

	$14,806	$182	$(241)	$14,747

Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 31, 2011.

The Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($2.3 million of the total fair value and $169,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $10,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investment securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,	September 30,
	December 31, 2011
	Amortized	Fair
	Cost	Value

Due in less than one year	$1,373	$1,369
Due after one year through five years	5,802	5,831
Due after five years through ten years	510	523
Due after ten years	3,307	3,272
Marketable equity securities	3,814	3,752

	$14,806	$14,747

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and nine months ended December 31, 2011 were approximately $31,000 and $51,000, respectively. Gross losses realized were approximately $45,000 and $65,000 for the three and nine months ended December 31, 2011, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	September 30,	September 30,
	December 31,	March 31,
	2011	2011

Raw materials	$19,160	$10,208
Work in process	5,263	2,499
Finished goods and other	37,911	3,329

	$62,334	$16,036

5. Consumer Loans Receivable

The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to ASC 310-30. Consumer loans receivable held for sale are carried at the lower of cost or market value. The following table summarizes consumer loans receivable (in thousands):

September 30,
December 31,
2011

Loans held for investment (acquired on Acquisition Date)	$113,317
Loans held for investment (originated after Acquisition Date)	215
Loans held for sale	4,693
Loans held—construction advances on non-conforming mortgages	5,351

Consumer loans receivable	123,576
Deferred financing fees and other, net	(379)

Consumer loans receivable, net	$123,197

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

	September 30,	September 30,
	December 31,	Acquisition
	2011	Date

Consumer loans receivable held for investment—contractual amount	$313,493	$339,166
Purchase Discount
Accretable	(107,376)	(118,335)
Non-accretable	(92,469)	(100,151)
Allowance for loan losses	—	—
Less consumer loans receivable reclassified as other assets	(331)	—

Total consumer loans receivable held for investment (acquired on Acquisition Date), net	$113,317	$120,680

Over the life of the loans, the Company continues to estimate cash flows expected to be collected by CountryPlace. At the balance sheet date, the Company evaluates whether the present value of expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the Acquisition Date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows:

	September 30,	September 30,
	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2011	2011

Balance at the beginning of the period	$111,381	$—
Additions	—	118,335
Accretion	(4,005)	(10,959)

Balance at the end of the period	$107,376	$107,376

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

The following table disaggregates CountryPlace’s gross consumer loans receivable as of December 31, 2011, for each class by portfolio segment and credit quality indicator (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Consumer Loans Held for Investment			Consumer
Asset Class	Securitized	Securitized		Construction	Loans Held
Credit Quality Indicator	2005	2007	Unsecuritized	Advances	For Sale	Total
Chattel loans
0-619	$1,474	$982	$1,013	$—	$—	$3,469
620-719	21,447	14,349	1,295	—	—	37,091
720+	24,833	16,772	786	—	—	42,391

Subtotal	47,754	32,103	3,094	—	—	82,951

Conforming mortgages
0-619	—	—	419	1,146	—	1,565
620-719	—	—	1,124	2,563	2,814	6,501
720+	—	—	11	1,642	1,879	3,532

Subtotal	—	—	1,554	5,351	4,693	11,598

Non-conforming mortgages
0-619	97	866	2,881	—	—	3,844
620-719	2,140	8,769	5,308	—	—	16,217
720+	2,265	5,132	1,550	—	—	8,947

Subtotal	4,502	14,767	9,739	—	—	29,008

Other loans
Subtotal	—	—	19	—	—	19

	$52,256	$46,870	$14,406	$5,351	$4,693	$123,576

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

	September 30,	September 30,	September 30,
December 31, 2011
		Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance

Texas	42.8%	0.96%	0.41%
Florida	6.7%	3.22%	0.21%
New Mexico	6.6%	4.42%	0.29%
Arizona	6.2%	5.22%	0.32%
Alabama	5.5%	1.61%	0.09%
California	2.0%	0.00%	0.00%
All others	30.2%	3.16%	0.97%

	100.0%		2.29%

The States of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 31, 2011.

6. Inventory Finance Receivables and Allowance for Loan Loss

The Company’s inventory finance receivables balance consists of two classes: (i) amounts loaned by the Company under participation inventory financing programs; and (ii) direct inventory financing arrangements for the home product inventory needs of our independent distribution base.

Under the terms of the participation programs, the Company provides loans to independent floorplan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases of our products. The participation inventory finance receivables are unsecured general obligations of the independent floorplan lenders.

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

Inventory finance receivables, net, consist of the following by class of financing receivable (in thousands):

	September 30,	September 30,
	December 31,	March 31,
	2011	2011

Direct inventory finance receivables	$14,920	$12,157
Participation inventory finance receivables	6,610	5,771
Allowance for loan loss	(202)	(169)

	$21,328	$17,759

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability and has determined that an applicable allowance for loan loss was not needed at either December 31, 2011 or March 31, 2011.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $202,000 and $169,000 at December 31, 2011 and March 31, 2011, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance receivables (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Balance at beginning of period	$185	$181	$169	$40
Provision for credit losses	17	117	33	258
Loans charged off, net of recoveries	—	(85)	—	(85)

Balance at end of period	$202	$213	$202	$213

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Direct Inventory Finance		Participation Inventory Finance
	December 31,	March 31,	December 31,	March 31,
	2011	2011	2011	2011

Inventory finance notes receivable:
Collectively evaluated for impairment	$13,124	$11,116	$—	$—
Individually evaluated for impairment	1,796	1,041	6,610	5,771

	$14,920	$12,157	$6,610	$5,771

Allowance for loan loss:
Collectively evaluated for impairment	$(202)	$(169)	$—	$—
Individually evaluated for impairment	—	—	—	—

	$(202)	$(169)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At December 31, 2011, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Direct Inventory Finance		Participation Inventory Finance
	December, 31	March 31,	December, 31	March 31,
	2011	2011	2011	2011

Risk profile based on payment activity:
Performing	$14,602	$11,995	$6,610	$5,771
Watch list	318	162	—	—
Nonperforming	—	—	—	—

	$14,920	$12,157	$6,610	$5,771

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding as of December 31, 2011 and March 31, 2011:

	September 30,	September 30,
	December 31	March 31,
	2011	2011

Arizona	26.1%	21.9%
Texas	12.8%	18.0%
California	4.0%	9.0%

The States of California, Arizona, and to a lesser degree Texas, have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of December 31, 2011 or March 31, 2011, respectively.

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

	September 30,	September 30,
	December 31,	March 31,
	2011	2011
Property, plant and equipment, at cost:
Land	$21,106	$16,046
Buildings and improvements	25,102	19,672
Machinery and equipment	15,434	11,453

	61,642	47,171

Accumulated depreciation	(10,944)	(11,178)

Property, plant and equipment, net	$50,698	$35,993

During the nine months ended December 31, 2011, property, plant and equipment with a cost of $3.2 million and accumulated depreciation of $1.8 million was reclassified from property, plant and equipment to assets held for sale related to the anticipated sale of an idled manufacturing facility located in Phoenix, Arizona. As of the date of filing, the Company had entered into an agreement to sell the property, but the transaction has not yet closed. During the nine months ended December 31, 2011, assets held for sale of $1.8 million, consisting of land located in Millersburg, Oregon, was reclassified to property, plant and equipment.

8. Goodwill and Other Intangibles

Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are tested for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the nine months ended December 31, 2011 and 2010, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, insurance business in force over one year and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	800	—	800
State insurance licenses	1,100	—	1,100	—	—	—

Total indefinite-lived intangible assets	74,696	—	74,696	68,146	—	68,146

Finite lived:
Customer relationships	6,200	(931)	5,269	800	(87)	713
Insurance business in force	2,070	(1,642)	428	—	—	—
Technology	900	(63)	837	—	—	—
Insurance policies and renewal rights	374	(17)	357	—	—	—

Total goodwill and other intangible assets	$84,240	$(2,653)	$81,587	$68,946	$(87)	$68,859

Amortization expense recognized on intangible assets during the three and nine months ended December 31, 2011 was $880,000 and $2.6 million, respectively. Amortization expense of $14,000 and $40,000 was recognized during the three and nine months ended December 31, 2010, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	September 30,
	December 31,	March 31,
	2011	2011

Estimated warranties	$9,899	$9,371
Customer deposits	8,332	1,857
Salaries, wages and benefits	6,841	4,342
Unearned insurance premiums	5,528	—
Deferred margin	4,192	4,305
Accrued insurance	2,733	1,731
Accrued taxes	1,789	707
Accrued volume rebates	1,207	885
Reserves related to consumer loans sold	1,186	—
Reserve for repurchase commitments	748	597
Insurance loss reserves	562	—
Other (various)	11,847	2,450

	$54,864	$26,245

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Balance at beginning of period	$10,809	$11,891	$9,371	$13,891
Liability assumed with
Palm Harbor transaction	—	—	1,932	—
Charged to costs and expenses	1,797	890	7,259	3,176
Payments and deductions	(2,707)	(1,990)	(8,663)	(6,276)

Balance at end of period	$9,899	$10,791	$9,899	$10,791

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

	September 30,	September 30,
	December 31,	Acquisition
	2011	Date

Securitized financings—contractual amount	$122,431	$134,205
Purchase Discount
Accretable	(28,258)	(32,072)
Non-accretable (1)	—	—

Total securitized financings, net	$94,173	$102,133

(1)	Because the contractual payments on securitized financing are determined by actual cash flows, the Company expects that there will not be a non-accretable difference.

Over the life of the loans, the Company continues to estimate cash flows expected to be paid on securitized financings. The Company evaluates at the balance sheet date whether the present value of its securitized financings, determined using the effective interest rate, has increased or decreased. The present value of any subsequent change in cash flows expected to be paid adjusts the amount of accretable yield recognized on a prospective basis over the securitized financing’s remaining life.

The changes in accretable yield on securitized financings were as follows:

	September 30,	September 30,
	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2011	2011

Balance at the beginning of the period	$29,779	$—
Additions	—	32,072
Accretion	(1,521)	(3,814)

Balance at the end of the period	$28,258	$28,258

On July 12, 2005, prior to the acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of December 31, 2011, the Class A-1 and Class A-2 bonds had been retired.

On March 22, 2007, CountryPlace, completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of December 31, 2011, the Class A-1 and Class A-2 bonds had been retired.

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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		SCC Acquisition Date to
	December 31, 2011		December 31, 2011
	Written	Earned	Written	Earned

Direct premiums	$578	$395	$1,207	$806
Assumed premiums—nonaffiliate	2,212	2,511	5,693	5,725
Ceded premiums—nonaffiliate	(658)	(658)	(1,171)	(1,171)

Net premiums	$2,132	$2,248	$5,729	$5,360

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

13. Income Taxes

The Company’s deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes and differences in the acquired basis of certain assets, and its deferred tax liabilities primarily result from tax amortization of goodwill and other intangible assets. The Company complies with the provisions of FASB ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The amount of unrecognized tax benefits recorded by the Company is insignificant and the impact on the effective tax rate if all unrecognized tax benefits were recognized would be insignificant. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.

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

14. Commitments and Contingencies

Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the homes. The maximum amount for which the Company was contingently liable under such agreements approximated $11.5 million at December 31, 2011, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $748,000 and $597,000 at December 31, 2011 and March 31, 2011, respectively, related to these commitments.

Letters of Credit. To secure certain reinsurance contracts, Standard has an irrevocable letter of credit of $5.0 million outstanding related to assumed premiums as assurance that Standard will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company’s investments. Standard also maintains an irrevocable standby letter of credit of $2.0 million related to a supply bond for a construction project for Palm Harbor Homes. CountryPlace maintains an irrevocable standby letter of credit of $100,000 related to state licensing requirements. The Company maintains a $100,000 outstanding letter of credit to satisfy the remaining requirements of the self-funded workers’ compensation program which concluded on September 30, 2006. There have been no draws on any of the aforementioned letters of credit.

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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

September 30,
December 31,
2011

Construction loan contract amount	$9,105
Cumulative advances	(5,351)

Remaining construction contingent commitment	$3,754

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $403,000 as of December 31, 2011, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. There were no claim requests during the nine months ended December 31, 2011, and one claim open for review for $5,200 as of December 31, 2011.

Interest Rate Lock Commitments. In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. CountryPlace maintains a reserve for loan price adjustments related to this interest rate risk. The reserve of $806,000 as of December 31, 2011 is included in accrued liabilities. In determining the adequacy of this reserve, CountryPlace considers recent fallout rate experience by type of origination source and forward loan pricing information provided by investors for various loan types and terms.

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

15. Stockholders’ Equity

The following table represents changes in stockholders’ equity attributable to Cavco’s stockholders and redeemable non-controlling interest for the nine months ended December 31, 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Equity Attributable to Cavco Stockholders
	Redeemable			Additional		Accumulated
	Noncontrolling	Common Stock		Paid-in	Retained	Other
	Interest	Shares	Amount	Capital	Earnings	Loss	Total
Balance, March 31, 2011	$35,819	6,817,606	$68	$129,211	$21,390	$—	$150,669
Stock option exercises	—	73,190	1	1,462	—	—	1,463
Share-based compensation	—	—	—	695	—	—	695
Note payable conversion	36,173	—	—	—	—	—	—
Net income	13,256	—	—	—	13,584	—	13,584
Other comprehensive loss	(20)	—	—	—	—	(20)	(20)

Balance, December 31, 2011	$85,228	6,890,796	$69	$131,368	$34,974	$(20)	$166,391

16. Other Comprehensive Income

The difference between net income and total comprehensive income for the three and nine months ended December 31, 2011 and December 31, 2010 is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income	$2,980	$290	$26,840	$2,339
Unrealized gain (loss) on available-for-sale investments, net of tax (1)	242	—	(40)	—

Comprehensive income	$3,222	$290	$26,800	$2,339

(1)	Pre-tax unrealized gain on available-for-sale investments for the three months ended December 31, 2011 was $368,000. Pre-tax unrealized loss on available-for-sale investments for the nine months ended December 31, 2011 was $60,000.

17. Stock-Based Compensation

The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 269,026 shares were still available for grant at December 31, 2011. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a period determined by the plan administrator, typically a one to five year period. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

Stock-based compensation cost charged against income for the three and nine months ended December 31, 2011, was approximately $239,000 and $695,000, respectively. The Company recorded stock-based compensation expense of $182,000 and $509,000 for the three and nine months ended December 31, 2010, respectively.

As of December 31, 2011, total unrecognized compensation cost related to stock options was approximately $2.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 31, 2011:

September 30,
Number of Shares

Outstanding at March 31, 2011	401,500
Granted	80,100
Exercised	(72,850)

Outstanding at December 31, 2011	408,750

Exercisable at December 31, 2011	170,025

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended December 31, 2011 is as follows:

September 30,
Number of Shares

Nonvested at March 31, 2011	498
Vested	(340)

Nonvested at December 31, 2011	158

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income attributable to Cavco common stockholders	$1,677	$24	$13,584	$1,222

Weighted average shares outstanding:
Basic	6,890,517	6,651,928	6,873,078	6,578,732
Common stock equivalents—treasury stock method	61,441	189,874	62,976	281,653

Diluted	6,951,958	6,841,802	6,936,054	6,860,385

Net income per share attributable to Cavco common stockholders:
Basic	$0.24	$0.00	$1.98	$0.19

Diluted	$0.24	$0.00	$1.96	$0.18

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 31, 2011 and 2010 were 20,427 and 9,036, respectively. There were 5,742 and 1,368 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended December 31, 2011 and 2010, respectively.

19. Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		March 31, 2011
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents (1)	$35,397	$35,397	$76,513	$76,513
Restricted cash (1)	6,723	6,723	436	436
Investments (2)	14,747	14,747	—	—
Consumer loans receivable (3)	123,197	121,311	—	—
Inventory finance receivable (4)	21,328	21,328	17,759	17,759
Construction lending line (4)	5,599	5,599	—	—
Securitized financings (5)	94,173	97,456	—	—

(1)	The fair value approximates book value due to the instruments’ short term maturity.

(2)	The fair value is based on quoted market prices.

(3)

Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of December 31, 2011.

(4)	The fair value approximates book value based on current market rates and the revolving nature of the investments.

(5)	The fair value is estimated using recent transactions of asset-backed securities.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no level 3 securities as of December 31, 2011.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Securities issued by the U.S Treasury and Government (1)	$1,289	$—	$1,289	$—
Mortgage-backed securities (1)	4,561	—	4,561	—
Securities issued by states and political subdivisions (1)	1,225	—	1,225	—
Corporate debt securities (1)	3,920	—	3,920	—
Marketable equity securities (1)	3,752	3,752	—	—

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.

No significant transfers between Level 1 and Level 2 occurred during the nine months ended December 31, 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Loans held for investment	$113,566	$—	$—	$113,566
Loans held for sale	5,070	—	5,070	—
Loans held—construction advances	2,675	—	—	2,675
Inventory finance receivable	21,328	—	—	21,328
Construction lending facility	5,599	—	5,599	—
Securitized financings	97,456	—	97,456	—

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during either the three or nine months ended December 31, 2011.

Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using discounted future cash flows. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is currently lower than the fair value.

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

Palm Harbor Delaware acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, as of the Acquisition Date, Palm Harbor Delaware purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. Palm Harbor Delaware also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and Palm Harbor Insurance Agency of Texas, Inc. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of Standard Casualty Co. Further, Acquisition Co. assumed certain liabilities of Palm Harbor Florida, including primarily debt facilities of the finance subsidiaries.

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

The purchase of the Palm Harbor Florida assets provides further operating capacity, increased home production capabilities and distribution, and entry into financial and insurance businesses specific to the Company’s industry. The transaction further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Northwest, South Central, Southeast and Mid-Atlantic regions. The Company believes it will have the opportunity to achieve certain synergies and cost reductions by eliminating redundant processes and overhead.

Acquisition Date Fair Value of Consideration Transferred. The following table details the Acquisition Date fair value of the consideration transferred to acquire Palm Harbor (in thousands), of which $74.0 million was in cash:

September 30,
Acquisition Date Fair Value

Cash advanced to Palm Harbor under DIP financing, credited to purchase	$44,117
Paid-in-kind interest on DIP financing, credited to purchase price	1,184
Additional cash consideration	38,599

Total consideration transferred	$83,900

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

The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the acquisition dates (in thousands):

	September 30,	September 30,	September 30,
	Initial Estimate	Adjustments (3)	Revised Estimate

Cash and cash equivalents	$15,077	$—	$15,077
Restricted cash	5,924	—	5,924
Investments	16,636	—	16,636
Accounts receivable (1)	3,219	—	3,219
Inventories	42,034	5,195	47,229
Prepaid expenses and other assets	2,781	—	2,781
Property, plant and equipment	13,782	—	13,782
Assets held for sale	9,278	—	9,278
Consumer loans receivable	126,030	—	126,030
Deferred income tax assets	14,532	—	14,532
Intangible assets (2)	15,294	—	15,294

Total identifiable assets acquired	$264,587	$5,195	$269,782

Accounts payable of the finance subsidiaries	$(1,917)	$—	$(1,917)
Accrued liabilities	(27,503)	—	(27,503)
Construction lending line	(3,974)	—	(3,974)
Securitized financings	(101,786)	—	(101,786)
Debt of the finance subsidiaries	(19,456)	—	(19,456)
Deferred income tax liabilities	(7,271)	(1,966)	(9,237)

Total liabilities assumed	(161,907)	(1,966)	(163,873)

Net identifiable assets acquired	102,680	3,229	105,909
Bargain purchase recognized	(18,780)	(3,229)	(22,009)

Net assets acquired	$83,900	$—	$83,900

(1)	The fair value of accounts receivables acquired is $3,219, with the gross contractual amount being $3,601. The Company determined that $382 would be uncollectible.

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

(3)

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned for the Palm Harbor acquisition are reasonable. In the first quarter ended June 30, 2011, the Company originally reported a gain of $18.8 million, which has been retrospectively adjusted to $22.0 million as reflected in the table above, representing a $0.23 increase in first quarter and year-to-date basic and diluted earnings per share. The increase in the gain was the result of a $5.2 million revision to the value of retail finished goods. The gain on bargain purchase was not taxable, causing a variation in the customary relationship between income before income taxes and income tax expense for the nine month period ended December 31, 2011.

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

During the three and nine months ended December 31, 2011, the Company recognized acquisition-related costs of $1,000 and $865,000, respectively. These costs were expensed as incurred. During the year ended March 31, 2011, the Company recognized $272,000 of acquisition-related costs. These costs were recognized in selling, general and administrative expenses on the Consolidated Statement of Operations. The Company anticipates additional acquisition-related costs in the fiscal year ended March 31, 2012 related to the purchase of the Palm Harbor assets.

Because the Company purchased Palm Harbor out of bankruptcy, the fair value of identifiable assets acquired and specified liabilities assumed exceeded the fair value of the consideration transferred. In accordance with ASC 805, Business Combinations, the Company consequently reassessed the recognition and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain on bargain purchase of $22.0 million in its consolidated statements of operations for the nine months ended December 31, 2011.

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

For the three months ended December 31, 2011, Palm Harbor contributed net sales of $64.2 million and net income of $1.5 million. For the period from the acquisition dates through December 31, 2011, the amounts included in the Company’s consolidated statement of operations were $197.1 million in net sales and net income of $23.9 million, which included $22.0 million related to gain on bargain purchase.

Pro Forma Impact of Acquisition (unaudited). The following table presents supplemental pro forma information as if the acquisition of Palm Harbor had occurred on April 1, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Consolidated Results
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net sales	$114,564	$95,648	$358,055	$337,361
Net income (loss) attributable to Cavco common stockholders	1,945	(1,698)	3,648	8,516
Diluted net income (loss) per share attributable to Cavco common stockholders	0.28	(0.26)	0.53	1.24

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Cavco and Palm Harbor, reflecting both Cavco and Palm Harbor results of operations for the three and nine months ended December 31, 2011 and 2010, respectively. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on April 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition, including the elimination of overhead costs. The results reflect primarily the following pro forma pre-tax adjustments:

•	Reclassification of amounts to conform to Cavco’s accounting policies resulted in no impact to net income/(loss). Classification of income statement amounts were not impacted for the three months ended December 31, 2011. For the nine months ended December 31, 2011, net sales were grossed up by $1.2 million, cost of sales were grossed up by $1.1 million, SG&A decreased by $428,000, interest expense increased by $44,000, and other income decreased by $445,000. For the nine months ended December 31, 2010, net sales were grossed up by $14.6 million, cost of sales were grossed up by $13.6 million, SG&A decreased by $1.8 million, interest expense increased by $484,000, and other income decreased by $2.4 million.

•	Reclassification of amounts to conform to Cavco’s accounting policies for revenue recognition in the retail sales process, resulting in the reclassification of net sales and cost of sales among periods. These revenue recognition adjustments resulted in decreases of net sales and cost of sales of $203,000 and $166,000 for the nine months ended December 31, 2011 and increases of $8.6 million and $6.2 million of net sales and cost of sales for the nine months ended December 31, 2010, net of adjustments for amounts deferred under Cavco’s revenue recognition policy.

•	Elimination of Palm Harbor’s historical interest expense related to Senior Convertible Notes discharged in bankruptcy, a note payable settled prior to the bankruptcy and a credit agreement that has been terminated and will not be a part of the Company’s capitalization going forward. ($239,000 and $6.3 million in the nine months ended December 31, 2011 and 2010, respectively).

•	Elimination of $1.9 million of costs incurred and $187,000 of interest income in the nine months ended December 31, 2011. These are directly attributable to the bankruptcy and subsequent acquisition, and which do not have a continuing impact on the combined company’s operating results. Included in these costs are advisory, legal and regulatory costs incurred by both legacy Cavco and legacy Palm Harbor and income and costs related to the debtor-in-possession financing that has been terminated.

•	Additional amortization expense (approximately $111,000 and $2.3 million for the nine months ended December 31, 2011 and 2010, respectively) related to the fair value of identifiable intangible assets acquired.

•	Reduction in depreciation expense (approximately $128,000 and $1.5 million for the nine months ended December 31, 2011 and 2010, respectively) related to the fair value adjustment to property, plant and equipment acquired.

•	Elimination of operating activities related to closed manufacturing facilities and retail locations that (i) were not purchased in the transaction or (ii) are held for sale as of the Date of Acquisition. The amounts eliminated included sales of $645,000 and $25.0 million, cost of sales of $1.3 million and $23.5 million, and SG&A of $558,000 and $8.4 million for the nine months ended December 31, 2011 and 2010, respectively.

•	In addition, all of the above adjustments were adjusted for the applicable tax impact.

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

The Company and Third Avenue subsequently contributed an additional $36.0 million each in anticipation of the purchase of Palm Harbor, which was completed during the first quarter of fiscal year 2012. See Notes 21 and 23 for further information.

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

In accordance with the Shareholder Agreement entered into among Fleetwood Homes and its shareholders (Cavco and Third Avenue), as amended on November 30, 2010 (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date, (i.e. after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of December 31, 2011.

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

The carrying amount is subject to adjustment, after attribution of net income or loss of Fleetwood Homes, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through December 31, 2011, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.

23. Convertible Note Payable

On December 1, 2010, the Company and Third Avenue entered into separate convertible note payable agreements with their subsidiary, Fleetwood Homes, for $14.0 million each, convertible to 200 shares of Fleetwood Homes, Inc. common stock at the successful close of the contemplated Palm Harbor transaction. The convertible notes were subsequently increased by $22.0 million each, convertible to an additional 314.28 shares, for a total of $36.0 million per note in the fourth quarter of fiscal 2011, convertible to 514.28 shares. The convertible notes bore interest of 2.5% per annum. Concurrent with the successful completion of the acquisition of Palm Harbor, all outstanding convertible notes were converted to shares of Fleetwood Homes, Inc. on April 23, 2011 and redeemable noncontrolling interest increased by $36.0 million. Any right to interest income was forfeited by the note holders upon conversion in accordance with the terms of the agreements.

24. Related Party Transactions

At December 31, 2011, Third Avenue Management LLC beneficially owned approximately 12.1% of Cavco Industries, Inc. outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures (“ASC 850”). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood Homes, the Fleetwood Homes transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.

25. Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income before income taxes by segment (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net sales:
Factory-built housing	$104,931	$39,612	$317,457	$133,005
Financial services	9,633	—	26,096	—

	$114,564	$39,612	$343,553	$133,005

Income before income taxes:
Factory-built housing	$5,115	$1,786	$7,693	$7,250
Financial services	2,002	—	5,642	—
General corporate charges	(2,333)	(1,207)	(5,503)	(3,330)
Gain on bargain purchase	—	—	22,009	—

	$4,784	$579	$29,841	$3,920

	September 30,	September 30,
	As of
	December 31, 2011	March 31, 2011

Total assets:
Factory-built housing	$227,031	$192,866
Financial services	165,542	—
Corporate	35,430	76,576

	$428,003	$269,442

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

On November 29, 2010, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation and certain of its subsidiaries (“Seller”) to purchase substantially all of the assets and assume specified liabilities of Seller, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On April 23, 2011 (the “Acquisition Date”), Palm Harbor completed the purchase of Seller’s assets and the assumption of specified liabilities, except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. (“Standard”), pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Of the purchase price, (i) approximately $45.3 million was used to retire a debtor-in-possession loan previously made by Fleetwood Homes to Seller; and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard to Palm Harbor. The purchase price was funded by Fleetwood Homes’ cash on hand along with equal contributions from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard was received from the Texas Department of Insurance and on June 10, 2011, Palm Harbor completed the purchase of Standard. See Notes 21 and 22 for further information.

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

Palm Harbor’s brand recognition is accompanied by its reputation for producing high quality products with exceptional service after the sale. Strategically, the Palm Harbor transaction strengthens the Company’s position in Texas and surrounding states, which has traditionally been among the strongest regions of demand for manufactured housing. We also gained a direct presence in Florida, another historically large market for our industry, which we had not been able to serve previously. Nationwide Homes, a Palm Harbor brand based in Virginia, builds an innovative and creative line of larger single and multi-story modular homes constructed to conform to state and local building codes. Nationwide Homes sells to local developers and development projects as well as individuals. Palm Harbor utilizes unique marketing capabilities including internet and other methods that may be expanded to other areas of the Company.

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

CountryPlace originates and services factory-built housing mortgage loans in connection with the retail sale of homes built and sold by the Company and others. The loans are secured by the underlying homes. CountryPlace services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured home chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development (“HUD”) to directly endorse Federal Housing Administration (“FHA”) Title I and Title II mortgage insurance, is approved by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) to issue GNMA-insured mortgage-backed securities, and is authorized to sell mortgages to, and service mortgages for, the Federal National Mortgage Association (“FNMA” or “Fannie Mae”).

We are in the process of expanding our product offerings throughout the combined organization by sharing product designs, production methods and marketing strategies. The supportive response by our customer base to the Palm Harbor and Fleetwood Homes acquisitions has been encouraging. We expect to realize some operating efficiency improvements as a result of our larger size and buying power although for a period of time, transaction costs and transition related expenses will mask a portion of such savings. We plan to place a consistent focus on developing synergies among all operations. Overall, we believe that these expansions and improvements will be positive long-term strategic benefits for the Company.

Including the factories listed above, during the quarter ended December 31, 2011, the Company operated fifteen homebuilding facilities located in Phoenix, Arizona; Goodyear, Arizona; Nampa, Idaho; Woodburn, Oregon; Millersburg, Oregon; Riverside, California; Waco, Texas; Austin, Texas; Seguin, Texas; Fort Worth, Texas; Lafayette, Tennessee; Douglas, Georgia; Martinsville, Virginia; Rocky Mount, Virginia and Plant City, Florida. During the quarter ended December 31, 2011, the Company sold idled production facilities in Buda, Texas for $1.3 million and in Casa Grande, Arizona for $1.3 million resulting in net gains of $9,000 and $14,000, respectively. Subsequent to December 31, 2011, the Company entered into an agreement to sell an idled manufacturing facility located in Phoenix, Arizona.

Cash and cash equivalents of the Company totaled approximately $35.4 million on December 31, 2011. We believe this level of capitalization should provide sufficient resources to the operations of the Company to endure continuing depressed market conditions and to establish a solid base for continued growth as circumstances improve.

Industry and Company Outlook

The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), our industry shipped approximately 48,000 HUD code manufactured homes from January through November 2011 compared to 47,000 for the same period last year. In calendar 2010 and 2009, our industry shipped approximately 50,000 HUD code manufactured homes annually, the lowest levels since shipment statistics began to be recorded in 1959. This followed approximately 82,000 homes shipped in calendar year 2008, which was the previous low. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 117,000 and 207,000, respectively.

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

Competition from excess site-built home inventory is an issue that is also of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. It has been reported that some on-site home builders are offering incentives to homebuyers in order to be competitive with lender foreclosure pricing in their sales areas. The resultant price points are low enough in many cases to compete with manufactured housing. In turn, competing manufactured home providers are aggressively pricing their products in efforts to obtain a portion of the contracted overall housing market. Lower home prices, restrictive underwriting guidelines, and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory built home.

The Company operated with low backlogs during the third quarter of fiscal year 2012. The backlog of sales orders at December 31, 2011 varied among our fifteen factories, but in total was $10.9 million, or approximately two weeks of current production levels.

Inventory financing for the industry’s retail distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance lenders initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve. As most retailers require financing to maintain inventories of homes, the Company partnered with several lenders to help provide this type of inventory financing. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds (see Note 6). The Company’s participation in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our expanding involvement in wholesale inventory financing is quite helpful to distributors and provides our product continued exposure to potential homebuyers while we endure intense competitive forces from other manufactured homebuilders. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers.

The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. Household formation is estimated to increase as the young adult population rises with the growth in the 25 to 34-year-old age bracket, sometimes referred to as the echo-boom generation. This group is attracted by the affordability, diversity of style choices and flexibility as to the location of their home. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the low maintenance requirements of factory built homes, and by the lifestyle offered by planned communities that are specifically designed for manufactured-home owners in this age group.

The national rental vacancy rate has been reported to be low. Rental housing competes directly with many of our product offerings, and reductions in rental availability and increases in the cost of renting may have the effect of shifting interested buyers to other housing alternatives including manufactured homes.

With manufacturing facilities strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the Federal HUD code, we construct modular homes which conform to state and local codes, park models and cabins, and light commercial buildings at many of our manufacturing facilities.

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

Prospects are good for the systems-built housing industry, as it provides enhanced quality homes with better coordination of labor and well-controlled material usage resulting in lower cost to the consumer, compared to on-site construction methods. Our Company has a demonstrated ability to operate effectively and efficiently at low levels of capacity utilization characteristic of the industry currently. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength should help us to avoid the liquidity problems faced by many other companies and enable us to act effectively as market opportunities present themselves.

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

Results of Operations

Three and nine months ended December 31, 2011 compared to 2010

Net Sales. Total net sales increased 189.2% to $114.6 million for the three months ended December 31, 2011 compared to $39.6 million for the comparable quarter last year. For the nine months ended December 31, 2011, sales increased 158.3% to $343.6 million from $133.0 million for the same period last year. The Palm Harbor operations were acquired on April 23, 2011, and from that date forward are included in the results of fiscal year 2012.

Factory-built housing net sales increased 164.9% to $104.9 million from $39.6 million for the comparable quarter last year. For the nine months ended December 31, 2011, factory-built housing net sales increased 138.7% to $317.5 million from $133.0 million for the same period last year. The financial services segment, consisting of CountryPlace and Standard, contributed $9.6 million and $26.1 million in net sales for the three and nine months ended December 31, 2011, respectively.

Gross Profit. Gross profit as a percent of sales increased to 23.5% for the three months ended December 31, 2011 from 13.5% for the same period last year and increased to 20.8% for the nine months ended December 31, 2011 from 14.3% last year. Including the Palm Harbor operations, the Company’s combined factory-built housing operations sold 1,972 and 5,970 homes during the three and nine months ended December 31, 2011, respectively, compared to 1,139 and 3,691 homes during the comparable periods last year. While the average sales price per home improved, the improvement in gross profit was mainly the result of the added Palm Harbor retail business, and the finance and insurance subsidiaries, which are generally higher-margin businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 289.3% or $15.3 million to $20.5 million, or 17.9% of net sales, for the three months ended December 31, 2011 versus $5.3 million or 13.3% of net sales, for the same period last year. For the nine-month period ended December 31, 2011, selling, general and administrative expenses increased 269.5% or $43.1 million to $59.1 million from $16.0 million last year. The increase is primarily a result of the addition of the Palm Harbor businesses. Costs related to the acquisition of Palm Harbor Florida were $1,000 and $865,000 for the three and nine months ended December 31, 2011, respectively, and were expensed as incurred.

Income Before Income Taxes. Pre-tax income increased to $4.8 million for the three months ended December 31, 2011 compared to $579,000 for the comparable quarter last year. Included in income before income taxes for the three months ended December 31, 2011 were $5.1 million from the factory-built housing segment and $2.0 million from the financial services segment, offset by $2.3 million of general corporate charges. Income before income taxes for the three months ended December 31, 2010 was $579,000, including $1.8 million of factory-built housing income, offset in part by $1.2 million of general corporate charges. For the nine months ended December 31, 2011, income before income taxes of $29.8 million consisted of $7.7 million from the factory-built housing segment, $5.6 million from the financial services segment, $5.5 million of general corporate charges, and $22.0 million of gain on bargain purchase (see Note 21). This compared to factory-built housing income for the nine months ended December 31, 2010 of $7.3 million, offset by general corporate charges of $3.3 million resulting in pre-tax income of $3.9 million.

Interest Expense. Interest expense of $2.0 million and $5.4 million for the three and nine months ended December 31, 2011, respectively, consisted of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios.

Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and debtor-in-possession note receivable. Other income decreased 13.9% to $440,000 for the three months ended December 31, 2011 as compared to $511,000 during the prior year period. For the nine months ended December 31, 2011, other income increased 10.2% or $98,000 to $1.1 million from $957,000 last year.

Income Taxes. For the three-month periods ended December 31, 2011 and 2010, the effective income tax rate was approximately 38% and 50%, respectively. For the nine-month periods ended December 31, 2011 and 2010, the effective income tax rate was approximately 10% and 40%, respectively. The gain on bargain purchase was not taxable, causing a variation in the customary relationship between income before income taxes and income tax expense for the nine month period ended December 31, 2011.

Net Income. Net income attributable to Cavco stockholders for the three and nine months ended December 31, 2011 was $1.7 million and $13.6 million, respectively, compared to $24,000 and $1.2 million for the comparable quarter and nine-month period last year, respectively. Net income attributable to Cavco stockholders for the nine months ended December 31, 2011 includes one half of the $22.0 million bargain purchase gain recognized resulting from the Palm Harbor transaction, consistent with Cavco’s ownership percentage of Fleetwood Homes.

See Note 21 for further discussion of the Palm Harbor transaction.

Liquidity and Capital Resources (Dollars in thousands)

We believe that cash and cash equivalents at December 31, 2011, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $8.7 million of cash during the nine months ended December 31, 2011, compared to requiring the use of $2.3 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by the new finance subsidiaries, including proceeds from sales of consumer loans and collecting principal payments on consumer loans originated, as well as operating income before non-cash charges. These increases were supplemented by increases of accounts payable and accrued liabilities, offset in part by the volume of consumer loans originated and increases in inventory finance receivables, prepaid assets and accounts receivable. Cash used by operating activities during the nine months ended December 31, 2010 was primarily the result of net funding of inventory finance initiatives and decreases in accounts payable, offset in part by operating income before non-cash charges and collections of trade receivables.

Investing activities required the use of $25.3 million of cash during the nine months ended December 31, 2011, compared to the use of $39.0 million of cash during the same period last year. Cash used by investing activities in the current period was primarily for funds to complete the acquisition of the assets and assumption of specified liabilities of Palm Harbor Homes, Inc. under the asset purchase agreement and debtor-in-possession credit facility, as discussed in Notes 20 and 21, and capital expenditures in all of our operations, offset in part by proceeds from the sale of three idle facilities acquired in the Palm Harbor transaction. Cash used by investing activities in the prior year period was primarily for funds provided to Palm Harbor Florida under the debtor-in-possession credit facility, as discussed in Note 20.

Financing activities required the use of $24.5 million in cash during the nine months ended December 31, 2011, consisting of $19.5 million used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011 (see Note 21), offset in part by $1.5 million from the issuance of common stock under our stock incentive plans. Financing activities provided $15.4 million in cash during the nine months ended December 31, 2010, consisting of $14.0 million from the issuance of a convertible note payable to Third Avenue, which holds a redeemable noncontrolling interest in Fleetwood Homes (see Note 22), and $1.4 million from the issuance of stock under our stock incentive plans.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2011, consisting of future payments under securitized financings and non-cancelable operating lease agreements. For additional information related to these obligations, see Notes 11 and 14 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Debt obligations:
Securitized financing 2005-1 (1) (2)	$60,813	$7,807	$13,447	$11,013	$28,546
Securitized financing 2007-1 (1) (2)	60,497	8,663	13,966	11,001	26,867
Construction lending lines (1)	5,599	5,599	—	—	—
Commitments for future payments under noncancelable operating leases	9,941	4,085	4,680	1,172	4

Total contractual obligations	$136,850	$26,154	$32,093	$23,186	$55,417

(1)	Interest is calculated by applying contractual interest rates to month-end balances.

(2)	The timing of these estimated payments fluctuates based upon various factors, including loan portfolio prepayment and default rates.

The following table summarizes our contingent commitments at December 31, 2011, consisting of contingent repurchase obligations, letters of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 14 to the Consolidated Financial Statements.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Contingent Payments Due by Period
		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$11,474	$9,780	$1,694	$—	$—
Letters of credit (2)	7,200	7,200	—	—	—
Construction contingent commitment (3)	3,754	3,754	—	—	—

Total contractual obligations	$22,428	$20,734	$1,694	$—	$—

(1)

For a complete description of the contingent repurchase obligation, see “Critical Accounting Policies – Reserve for Repurchase Commitments” in the Company’s latest annual report. Although the commitments outstanding at December 31, 2011 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

(2)	While the current letters of credit have finite lives, they are subject to renewal based on their underlying requirements.

(3)	The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. As of December 31, 2011, the Company has adopted all of the aforementioned provisions of ASU 2010-20 and ASU 2011-02.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2011. In this update, an entity has the option to first assess qualitative factors to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. Early adoption is permitted. The Company is currently evaluating the effect ASU 2011-08 will have on the Company’s Consolidated Financial Statements and disclosures.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 31, 2011 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $5.7 million.

In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would increase the fair value of CountryPlace’s obligations by approximately $670,000.

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

(b) Changes In Internal Control Over Financial Reporting

We completed the Palm Harbor transaction during the quarter ended June 30, 2011. Palm Harbor operates under its own set of systems and internal controls. We are separately maintaining Palm Harbor’s systems and internal controls until we are able to incorporate them into our own systems and control environment. We currently expect to complete the integration of Palm Harbor’s operations into our systems and control environment during fiscal year 2013.

Other than as described above, there have been no other changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 31, 2011, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

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

Cavco Industries, Inc.
Registrant

February 7, 2012	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 7, 2012	/s/ Daniel L. Urness
Daniel L. Urness
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002