Form 10-K
period 2012-03-31
CAVCO INDUSTRIES INC
filed 2012-06-12
CIK 278166

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-08822

Cavco Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	56-2405642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 North Central Avenue, Suite 800 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

602-256-6263

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC (Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2011 (based on the closing price on the NASDAQ Stock Market, LLC on September 30, 2011) was $220,819,533. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 8, 2012, 6,956,454 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

PART I

ITEM 1. BUSINESS

General

Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names. The Company is also a leading producer of park model homes, vacation cabins, and systems-built commercial structures, as well as modular homes. Our mortgage subsidiary is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary provides property and casualty insurance to owners of manufactured homes. The terms “Cavco,” “us,” “we,” “our,” the “Company,” and any other similar terms refer to Cavco Industries, Inc. and its subsidiaries, unless otherwise indicated in this Form 10-K.

Through our Fleetwood Homes, Inc. (“Fleetwood Homes”) subsidiary, jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue”), certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. (“FEI”) were acquired on August 17, 2009 (the “Fleetwood Acquisition Date”). Fleetwood Homes (i) acquired seven operating manufactured housing plants, two idle factories, all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and (ii) assumed express warranty liabilities pertaining to certain of the previous operations of a predecessor company. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company, as described further in Note 24 to the Consolidated Financial Statements.

Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and the related Notes that appear in this Form 10-K in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation (“ASC 810”). Fleetwood Homes was originally formed by the Company and Third Avenue Value Fund, with each contributing $35.0 million in exchange for equal ownership interests. Management has determined that, under U.S. generally accepted accounting principles (“GAAP”), although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. Members of Cavco’s management hold all of the seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements (see Note 1).

During fiscal year 2011, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries (collectively, “Palm Harbor Florida”) to purchase substantially all of the assets and assume specified liabilities of Palm Harbor Florida, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. The effective date of the transaction was April 23, 2011 (the “Palm Harbor Acquisition Date”), except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Approximately $45.3 million of the purchase price was used to retire the Debtor-In-Possession (“DIP”) loan previously made by Fleetwood Homes to Palm Harbor Florida. The purchase price was funded by Fleetwood Homes’ cash on hand, along with equal contributions of $36.0 million from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of the insurance subsidiary.

Palm Harbor Delaware acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, as of the Palm Harbor Acquisition Date, Palm Harbor Delaware purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries (collectively, “CountryPlace”). Palm Harbor Delaware also acquired all of the outstanding shares of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary (collectively, “Standard”). Further, Palm Harbor Delaware assumed certain liabilities of Palm Harbor Florida, including primarily debt facilities of the finance subsidiaries (see Note 21). The results of the Palm Harbor operations and the results of Standard’s operations since the Palm Harbor Acquisition Date and SCC Acquisition Date, respectively, have been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810.

As of March 31, 2012, we distributed our homes through 53 Company-owned retail outlets and a network of approximately 1,029 independent retail outlets in 40 states, Canada, Mexico and Japan. A significant number of these independent retail outlets are located in Arizona, California, Florida and Texas. Thirty-two of the Company-owned retail stores are located in Texas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”

We construct our homes using an assembly-line process in which each section or floor is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers. As of March 31, 2012, the Company operated fifteen homebuilding facilities located in the Pacific, Mountain, South Central and South Atlantic regions. These factories range in size from 79,000 to 250,000 square feet.

CountryPlace originates single-family residential mortgages and services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured homes chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development (“HUD”) to directly endorse Federal Housing Administration (“FHA”) Title I and Title II mortgage insurance, is approved by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) to issue GNMA-insured mortgage-backed securities, and is authorized to sell mortgages to, and service mortgages for, the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). A conforming mortgage or loan is one that conforms to the guidelines of a government-sponsored enterprise (“GSE”), such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or a government agency, such as FHA or the Veterans Administration (“VA”); a non-conforming mortgage or loan does not conform to these guidelines (see Note 5).

Standard is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard holds insurance licenses in multiple states; however, a significant portion of its writings occurs in Texas. In addition to writing direct policies, Standard assumes and cedes reinsurance in the ordinary course of business (see Note 12).

Industry Overview

General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing and condominiums, and to existing housing, such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2011, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 11% of all new single-family housing starts and 15% of all new single-family homes sold.

According to data reported by the Manufactured Housing Institute (“MHI”), during calendar year 2011, our industry shipped approximately 52,000 HUD code manufactured homes, one of the lowest numbers since shipment statistics began to be recorded in 1959. This followed approximately 50,000 homes shipped in each of calendar years 2009 and 2010. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 102,000 and 201,000, respectively.

We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The comparatively low cost of fully-equipped manufactured housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design as well as efficient production techniques continue to position manufactured homes to meet the demand for affordable housing in markets such as rural areas and manufactured housing communities. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is sensitive to the availability of financing, general economic conditions, consumer confidence, and employment levels.

Protracted Industry Downturn. Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Since 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in reduced wholesale shipments and excess manufacturing and retail locations.

As a result of the foregoing factors, based on industry data as of the end of 2011, the number of active industry manufacturing facilities was 122, a decrease of 141 plants since the end of 2001, representing a 54% reduction. Weak industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.

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

The purchase of the Fleetwood and Palm Harbor assets provided further operating capacity, increased home production capabilities and distribution, and entry into financial and insurance businesses specific to the Company’s industry, allowing the Company to be vertically integrated. The transactions further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Pacific, South Central and South Atlantic regions. The Company believes it will have the opportunity to achieve certain synergies and cost reductions by eliminating redundant processes and overhead, as well as revenue generating opportunities across business lines.

Products

We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading producer of modular homes built primarily under the Nationwide Homes brand, as well as park model homes, vacation cabins, and systems-built commercial structures.

Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 80% of the homes we produced in fiscal year 2012 were HUD code homes. We also build park model homes, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model homes are less than 400 square feet in size and are primarily second homes, used as vacation homes and for retirement living, and are placed in planned communities, recreational home parks and resorts. We produce a wide variety of modular homes, which include single and multi-section/modular ranch-style dwellings, split-level homes, Cape Cod style homes, two and three story homes and multi-family units, such as apartments and duplexes. We also build commercial modular structures including apartment buildings, condominiums, hotels, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which we build our residential homes using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as homes and are often set by crane and finished at the site.

We produce our residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal year 2012, we sold 7,860 homes.

Each home typically contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Feature upgrades include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors and cabinetry, granite countertops, and energy conservation items. We also offer a variety of structural and decorative customizations to meet the home buyer's specifications. With manufacturing centers strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers’ specific needs. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request.

We are focused on building quality energy efficient homes for the modern day home buyer. Green building involves the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, high indoor air quality, specially designed ventilation systems, best use of space, and passive solar orientation. We also build homes designed to use alternative energy sources such as solar and wind.

Our manufactured homes are constructed and equipped at our manufacturing facilities. The finished home is then transported by independent trucking companies either to a retail sales center, planned community, housing development or the customer's site. Retailers or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although our manufactured homes are designed to be transportable, only a small percentage are ever moved from their original site after installation.

We are constantly introducing new floor plans, decors, exteriors, features and accessories to appeal to changing trends in different regions of the country. Our factory-built homes are designed after extensive field research and consumer feedback. We have developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement. We work with a variety of partners, meeting an expanding range of housing needs from a homebuyer’s private land to planned neighborhoods to recreational or resort properties to accommodations for workforces in agriculture and industry.

Factory-built Housing

Manufacturing Operations. Our homes are constructed in plant facilities using an assembly-line process employing from 70 to 250 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.

During fiscal year 2012, we operated fifteen manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 250,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six production days. During the fiscal quarter ended March 31, 2012, our rate of production was approximately 46 sections per day.

Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities serves between 15 to 160 retailers along with a large number of one-time purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.

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

At March 31, 2012, we had a backlog of home orders of approximately $14.4 million, compared to a backlog of $5.9 million at March 31, 2011. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.

Sales and Distribution. The following table sets forth the number of homes sold by us through independent and Company-owned distribution channels during the last three fiscal years, as well as the number of independent and Company-owned retail centers at the end of the applicable period. The distribution channels are outlined as follows:

	Year Ended March 31,
	2012	2011	2010
Factory-built homes sold:
by Company owned stores	1,770	123	114
to independent retailers, builders & developers	6,090	4,663	3,139

Total homes sold	7,860	4,786	3,253

Number of independent retail outlets at the end of the period	1,029	919	978

Number of Company-owned retail centers at the end of the period	53	6	7

Independent Retailers. As of March 31, 2012, we had a network of 1,029 independent retail outlets of which 17% were in Texas, 15% in California, 8% in Arizona and 5% in Florida. The remaining 55% were in 36 other states, Canada and Mexico. As is common in the industry, our independent retailers typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing sales during any fiscal year within the three-year period ended March 31, 2012.

We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products in trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays and point of sale promotional material, as well as internet-based marketing assistance.

Independent retailers frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the retailer's lender for each home ordered. We then manufacture the home and ship it at the retailer's expense. Payment is due from the lender upon the acceptance by the retailer of the product. For a description of wholesale floor plan financing arrangements used by independent retailers and our obligations in connection with these arrangements, see “Financing — Wholesale Financing” below.

Company-Owned Retail Sales Centers. As of March 31, 2012, we had a total of 53 Company-owned retail centers, located in Washington, Oregon, Arizona, New Mexico, Texas, Oklahoma, Louisiana, Virginia, North Carolina and Florida. Thirty-two of the Company-owned retail stores are located in Texas. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to four salespersons. As of March 31, 2012, Company-owned sales centers had an average inventory of 14 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories. Our Company-owned retail centers employ salespersons who are compensated through a combination of salary and commission.

Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and certain other components are warranted by their original manufacturer for various lengths of time. Refer to our discussion of the Magnuson-Moss Warranty Federal Trade Commission Improvement Act under “Government Regulation” below.

Financial Services

As a result of the Palm Harbor acquisition, effective April 23, 2011, we have entered into the manufactured housing consumer finance and homeowner’s insurance lines of business.

Finance. We provide a source of homebuyer financing to our customers on competitive terms through our subsidiary, CountryPlace. CountryPlace offers conforming mortgages to purchasers of factory-built homes sold by Company-owned retail sales centers and certain independent retailers, builders and developers. CountryPlace is an approved seller-servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract.

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

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The government-sponsored enterprises, principally Fannie Mae, Ginnie Mae and Freddie Mac, play a significant role in buying home mortgages and creating investment securities that are either sold to investors or held in their portfolios. These organizations provide liquidity to the secondary mortgage market. and have experienced financial difficulties in recent years. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

We believe that providing financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with opportunities for additional sources of loan origination and servicing revenues.

Insurance. Standard Casualty Co. and Standard Insurance Agency and its subsidiary specialize in homeowner property and casualty insurance products for the manufactured housing industry. Standard is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard holds insurance licenses in multiple states; however, a significant portion of its writings occurs in Texas. In addition to writing direct policies, Standard assumes and cedes reinsurance in the ordinary course of business (see Note 12). In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents.

Financing

Wholesale Financing. Included in our wholesale factory-built housing sales to independent retailers were homes they purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $12.0 million as of March 31, 2012 compared to $11.1 million as of March 31, 2011. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.

Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes, including one company’s announcement to cease its lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the inventory finance funds (see Note 6). The Company’s involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. See Note 1 to the Consolidated Financial Statements for the related revenue recognition implications.

Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved (generally HUD-code homes); non-conforming mortgages for purchasers of the home and the land on which the home is placed; and mortgage loans which comply with the requirements of FHA, Fannie Mae, Freddie Mac, or VA loans. The majority of modular homes are financed with conventional real estate mortgages.

Beginning in mid-1999, lenient credit standards for chattel loans led to increased numbers of repossessions of manufactured homes and excessive inventory levels. The poor performance of manufactured home loan portfolios made it difficult for consumer finance companies in the industry to obtain long-term capital in the asset-backed securitization market. As a result, many consumer finance companies curtailed their lending or exited the manufactured housing loan industry entirely. Since then, the lenders who remained in the business tightened their credit standards and, in some cases, increased fees and interest rates for chattel loans, which reduced lending volumes and lowered sales volumes of manufactured homes.

The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, this legislation provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA Title I program guidelines became effective on June 1, 2010. On June 10, 2010,Ginnie Mae began accepting applications by lenders for participation as issuers of mortgage-backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. Chattel loans have languished in recent years and these changes are meant to provide a new source of lending capital to the industry, which can then be used to fund new loans for our customers. However, we are not aware of any loans currently being securitized under the Ginnie Mae program.

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

Competition

The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with approximately 45 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.

In addition to us, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Champion Home Builders, Inc. and Skyline Corporation. Certain of our competitors possess substantially greater financial, manufacturing, distribution and marketing resources.

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

The market for homeowners insurance is highly competitive. Standard competes principally in property and casualty insurance for owners of manufactured homes. We compete based on price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology.

Government Regulation

Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. In 1994 the codes were amended and expanded to, among other things, address specific requirements for homes destined for geographic areas subject to severe weather conditions. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our manufacturing facilities, and the plans and specifications of the HUD code manufactured homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model homes are not subject to HUD regulations, but we believe that our park model homes meet all present standards of the American National Standards Institute.

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

We have leased space for our manufacturing facility in Goodyear, Arizona since 1993. The leased premise is part of what is referred to as the Phoenix-Goodyear Airport (South) Superfund Site (“PGAS”), which was designated as a National Priorities List (“NPL”) site under the authority of the Comprehensive Environmental Response, Compensation, and Liability Act in 1983. The reason for the site's NPL designation was because of extensive soil and groundwater contamination (trichloroethylene or TCE, chromium and cadmium) that resulted from historic manufacturing by the Goodyear Tire and Rubber Company and the United States Department of Defense.

Pursuant to a consent decree entered into with the EPA, the Goodyear Tire and Rubber Company is responsible for taking certain remedial actions at the PGAS site. In February 2010, the EPA completed its five-year review of the PGAS site and reported that the contaminant concentrations in groundwater at the site have been reduced, and treated groundwater from the treatment systems has met cleanup goals throughout that period of operation. Nonetheless, the groundwater still contains contaminant levels above specified cleanup goals as the remediation progresses. The EPA's five-year review identified several issues regarding the ongoing effectiveness of the remedy and several new issues regarding possible presence of trace metals, vapor intrusion, institutional controls, ecological risks, and migration, all of which the EPA is addressing.

Our lease specifically refers to the consent decree with the EPA and provides that, as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the nineteen years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.

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

Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act (“Magnuson-Moss Warranty Act”), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys' fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Installment sales contracts eligible for inclusion in a Government National Mortgage Association program are subject to the credit underwriting requirements of the Federal Housing Association. A variety of state laws also regulate the form of the installment sale contracts or financing documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts or financing documents.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Provisions of the Dodd-Frank Act may change the designation of certain manufactured home loans as “high cost mortgages,” which may adversely affect the availability and cost of manufactured home loans. On January 21, 2012, legislation was introduced to reduce the threshold by which small balance manufactured home personal property loans would be considered high cost mortgages under provisions within the Dodd-Frank Act. The results of this legislation and challenges of the Dodd-Frank Act are not yet known. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”). The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

Our sale of insurance products is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices. Standard’s insurance operations are regulated by the state insurance boards where it underwrites its policies. Underwriting, premiums, investments and capital reserves (including dividend payments to stockholders) are subject to the rules and regulations of these state agencies.

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

See also “Regulatory Developments” in Part II, Item 7 of this Annual Report.

Seasonality

Our business is seasonal. Generally we experience higher sales volume during the months of March through October. Our sales are slower during the winter months and shipments can be delayed in areas of the country that experience harsh weather conditions.

Employees

As of March 31, 2012, we had approximately 2,600 employees. We believe that our relationship with our employees is good.

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

We operate in an industry that is currently experiencing a prolonged and significant downturn

Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Since 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in reduced wholesale shipments and excess manufacturing and retail locations.

As a result of the foregoing factors, based on industry data as of the end of 2011, the number of active industry manufacturing facilities has dropped by 141 plants to 122, representing a 54% reduction since the end of 2001.

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

We may not be able to successfully integrate Fleetwood Homes, Palm Harbor, and any future acquisition or attain the anticipated benefits, and the acquisition of Fleetwood Homes, Palm Harbor and other future acquisitions may adversely impact the Company’s liquidity

On April 23, 2011 a subsidiary of Fleetwood Homes, Inc., owned fifty-percent each by Cavco and Third Avenue, purchased substantially all of the assets and certain liabilities of Palm Harbor Homes, Inc., a Florida corporation. Palm Harbor was a manufacturer and marketer of factory-built housing and a provider of related consumer financing and insurance products. In addition, we purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. We also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary. Further, we assumed certain liabilities of Palm Harbor, including primarily debt facilities of the finance subsidiaries and certain warranty obligations.

We completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood Homes in fiscal year 2010 and of Palm Harbor in fiscal year 2012. We may also consider other strategic acquisitions if such opportunities arise. The Palm Harbor and Fleetwood Homes acquisitions, and other transactions that we may consider in the future, involve a number of risks, including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of Fleetwood Homes, Palm Harbor, or potential future acquisitions. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.

Our expansion of retail and manufacturing businesses and entry into new lines of business, namely manufactured housing consumer finance and insurance, through the Palm Harbor transaction exposes the Company to additional risks

As a result of the Palm Harbor acquisition effective April 23, 2011, we have significantly expanded our manufactured housing retail and manufacturing businesses and entered into new manufactured housing consumer finance and property and casualty insurance lines of business. These new businesses expose the Company to additional risks and uncertainties.

As of March 31, 2012, the Company operated fifteen homebuilding facilities located in the West, Mountain, South Central, and South Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 53 company-owned sales centers, 32 are located in Texas. While Texas has lagged the national recession to a certain extent, a further decline in the economic conditions of Texas could have a material adverse effect on our results of operations as well.

CountryPlace offers conforming mortgages to purchasers of factory-built homes sold by Company-owned retail sales centers and certain independent retail dealers, builders and developers. CountryPlace is an approved seller-servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract.

If CountryPlace’s customers are unable to repay their loans, CountryPlace may be adversely affected. CountryPlace makes loans to borrowers that it believes are creditworthy based on its underwriting guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to: national, regional and local economic conditions; changes or continued weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or life circumstances.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in thirty states, including the key states of Texas, Florida, Arizona and New Mexico.

If customers do not repay their loans, CountryPlace may repossess or foreclose in order to liquidate its loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Recent and continued trends in general house price depreciation and high levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation beyond those normally experienced by CountryPlace.

Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly in the future and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for mortgage-related loans may deteriorate rapidly and significantly. CountryPlace’s ability to respond to changing market conditions is bound by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor our loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.

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

Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market

Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted our sales. Most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance Corp. (“Conseco Finance”) was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance, filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders have tightened their loan underwriting standards. If other lenders do not absorb the volume of loans previously made by these lenders, we could experience further retail and manufacturing sales declines.

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Provisions of the Dodd-Frank Act may change the designation of certain manufactured home loans as “high cost mortgages,” which may adversely affect the availability and cost of manufactured home loans. On January 21, 2012, legislation was introduced to reduce the threshold by which small balance manufactured home personal property loans would be considered high cost mortgages under provisions within the Dodd-Frank Act. The results of this legislation and challenges of the Dodd-Frank Act are not yet known. The Dodd-Frank Act also created the Consumer Financial Protection Bureau. The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The government-sponsored enterprises, principally Fannie Mae, Ginnie Mae and Freddie Mac, play a significant role in buying home mortgages and creating investment securities that are either sold to investors or held in their portfolios. These organizations provide liquidity to the secondary mortgage market and have experienced financial difficulties in recent years. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits

Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Since 1999, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry's wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco Finance's exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry's wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. As a result of these departures, the Company’s independent retailers have relied primarily on GE Commercial Distribution Finance, Textron Financial Corporation and 21st Mortgage Corporation, national lending institutions that have specialized in providing wholesale floor plan financing to manufactured housing retailers. As a result of the credit crisis, each of the remaining national floor plan lenders substantially curtailed their lending activities, and Textron Financial Corporation announced its exit from the business. We are concerned that floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis.

Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations

We are exposed to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects at any of our customers or business partners. The consequences of such adverse effects could include delinquencies by retailers who purchase our product under special inventory financing initiatives and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded notes receivable balances. We expanded our participation in certain wholesale financing programs in connection with the general increase in wholesale order activity and the operation of Palm Harbor’s manufacturing business subsequent to the Palm Harbor Acquisition Date. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

We have contingent repurchase obligations related to wholesale financing provided to industry retailers

In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $12.0 million as of March 31, 2012, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

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

A write-off of all or part of our goodwill could adversely affect our operating results and net worth

As of March 31, 2012, 15% of our total assets consisted of goodwill, all of which is attributable to our manufacturing operations. In accordance with FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”), we review goodwill at least annually for impairment by reporting unit and record an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" and Note 1 to our Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.

The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future

The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of consumer financing for homebuyers, the availability of wholesale financing for retailers, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites.

As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we have and could again experience operating losses during cyclical downturns in the manufactured housing market.

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

The manufactured housing industry is highly competitive, and increased competition may result in lower sales

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

If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline

During fiscal year 2012, approximately 76% of our wholesale sales of manufactured homes were to independent retail locations. As is common in the industry, independent retailers may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our homes exclusively, and may choose to sell our competitors' homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.

Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials

The homebuilding industry has from time to time experienced labor shortages and other labor-related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our sales and results of operations.

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

The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations

We are dependent to a significant extent upon the efforts of our executive officers. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key man life insurance for our executive officers.

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

Volatility of Stock Price

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include the perceived prospects of our business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts' recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which we operate; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition

Deterioration in global economic conditions and continued turmoil in the credit markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations, and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred in recent years, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse effect on the availability of financing to our customers, causing our revenues to decline.

The cost of operations could be adversely impacted by increased costs of heathcare benefits provided to employees

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. Numerous lawsuits have challenged the constitutionality of the Health Reform Law. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. Based on the outcome of the U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified. In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s cash flow, profitability and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Goodyear, Arizona (1)	1993	Leased	250,000
Woodburn, Oregon (2)	1976	Owned	221,000
Nampa, Idaho (2)	1957	Owned	171,000
Millersburg, Oregon (3)	1995	Owned	169,000
Lafayette, Tennessee (2)	1996	Owned	149,000
Douglas, Georgia (2)	1988	Owned	142,000
Rocky Mount, Virginia (2)	1995	Owned	137,000
Waco, Texas (2)	1971	Owned	132,000
Martinsville, Virginia (two facilities) (3)	1969	Owned	132,000
Seguin, Texas	2006	Owned	129,000
Fort Worth, Texas (3)	1993	Owned	121,000
Riverside, California (2)	1960	Owned	107,000
Austin, Texas (3)	1981	Owned	104,000
Plant City, Florida (3)	1981	Owned	87,000
Phoenix, Arizona	1978	Owned	79,000

Component and supply facilities:
Martinsville, Virginia (3)	1972	Owned	148,000

Inactive manufacturing facilities:
Woodland, California (2)(4)		Owned	149,000
Albemarle, North Carolina (3)		Owned	113,000
Tempe, Arizona (3)		Owned	104,000
Plant City, Florida (3)		Owned	94,000
Siler City, North Carolina (3)		Owned	91,000
Austin, Texas (3)		Owned	77,000
Martinsville, Virginia (3)		Owned	44,000

Administrative and other locations:
Addison, Texas		Leased	24,000
Phoenix, Arizona		Leased	11,000
New Braunfels, Texas		Owned	9,000

(1)	This lease expires in 2018.
(2)	These facilities were purchased by the Company during fiscal year 2010.
(3)	These facilities were purchased by the Company during fiscal year 2012.
(4)	This facility is currently leased out, since fiscal 2011.

Except in the case of the Goodyear, Arizona plant, we own the land on which the manufacturing facilities are located. We also own substantially all of the machinery and equipment used at these factories. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We also own approximately 30 acres of land in Phoenix, Arizona, which is the intended site of a future manufacturing plant.

In addition to our production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard’s operations, as well as ten properties upon which six of our active retail centers are located. The remaining active sales centers are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. We also lease office space in Phoenix, Arizona for our corporate headquarters and office space in Addison, Texas for CountryPlace operations and Palm Harbor administrative support services. Our corporate headquarters lease was renewed during the year and expires in 2013. Our Addison, Texas lease expires in 2016.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)

The following is a listing of our executive officers as of June 4, 2012, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience

Joseph H. Stegmayer	61	Chairman of the Board, President and Chief Executive Officer since March 2001; Director of Palm Harbor Homes, Inc. since April 2011; Director of Fleetwood Homes, Inc. since August 2009; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President - Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	44	Vice President, Chief Financial Officer and Treasurer since January 2006; Director of Palm Harbor Homes, Inc. since April 2011; Director of Fleetwood Homes, Inc. since August 2009; Interim Chief Financial Officer of the Company from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

Charles E. Lott	64	President of Fleetwood Homes, Inc. since August 2009; President and Vice President - Housing Group of Fleetwood Enterprises, Inc. from April 2005 to August 2009; Mr. Lott has worked for Fleetwood Enterprises and subsequently Fleetwood Homes for all but six years of his 40-year career in the manufactured housing industry

Larry H. Keener	62	President of Palm Harbor Homes, Inc. since April 2011; Chairman of the Board of Directors of Palm Harbor Homes, Inc., a Florida corporation, from May 2005 to April 2011; Director from 1995 to April 2011; Chief Executive Officer from June 1997 and President from June 1994 to April 2011; Chief Operating Officer from June 1994 to June 1997; Division President from June 1989 to May 1994

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "CVCO". The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on the NASDAQ for the Company's common stock.

	Sales Price
	High	Low
Year ended March 31, 2012
Fourth Quarter	$54.11	$38.18
Third Quarter	47.96	32.34
Second Quarter	47.86	28.43
First Quarter	47.98	35.39

Year ended March 31, 2011
Fourth Quarter	$49.04	$37.50
Third Quarter	49.00	31.50
Second Quarter	37.46	31.53
First Quarter	43.41	33.48

As of May 25, 2012, the Company had 889 stockholders of record and approximately 3,184 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

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

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 31, 2012 with the NASDAQ index composite and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business: the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Deer Valley Corp., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc. and Skyline Corporation. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2007 in Cavco common stock and in each of the foregoing indices.

CAVCO INDUSTRIES, INC.

	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
CAVCO INDUSTRIES, INC.	$100	$100	$68	$98	$129	$133
NASDAQ INDEX COMPOSITE	$100	$90	$64	$99	$119	$129
PEER GROUP	$100	$80	$52	$53	$60	$28

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data regarding Cavco for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$443,066	$171,827	$115,612	$105,362	$141,914
Cost of sales	347,121	147,549	104,915	94,591	121,538

Gross profit	95,945	24,278	10,697	10,771	20,376
Selling, general and administrative expenses	79,800	21,345	16,718	11,213	13,825

Income (loss) from operations	16,145	2,933	(6,021)	(442)	6,551
Interest expense	(7,265)	—	—	—	—
Other income	1,338	2,028	222	764	2,539
Gain on bargain purchase	22,009	—	—	—	—

Income (loss) before income taxes	32,227	4,961	(5,799)	322	9,090
Income tax (expense) benefit	(2,499)	(889)	2,006	136	(2,778)

Net income (loss)	29,728	4,072	(3,793)	458	6,312
Less: net income (loss) attributable to redeemable noncontrolling interest	14,491	1,241	(422)	—	—

Net income (loss) attributable to Cavco common stockholders	$15,237	$2,831	$(3,371)	$458	$6,312

Net income (loss) per share attributable to Cavco common stockholders:
Basic	$2.22	$0.43	$(0.52)	$0.07	$0.98

Diluted	$2.19	$0.41	$(0.52)	$0.07	$0.95

Weighted average shares outstanding:
Basic	6,877,437	6,637,270	6,516,572	6,487,665	6,427,264

Diluted	6,949,077	6,859,457	6,516,572	6,692,932	6,664,111

	March 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$41,094	$76,513	$74,988	$70,557	$73,610
Restricted cash, current	6,331	436	227	244	330
Accounts receivable, net	14,871	6,571	9,428	6,234	10,093
Short-term investments	5,377	—	—	4,464	—
Current portion of consumer loans receivable, net	20,705	—	—	—	—
Inventories	62,246	16,036	15,751	9,333	11,293
Assets held for sale	3,903	—	—	—	—
Prepaid expenses and other current assets	7,848	2,495	6,278	3,676	1,839
Debtor-in possession note receivable	—	40,060	—	—	—
Deferred income taxes, current	6,657	4,997	6,240	3,434	4,033

Total current assets	169,032	147,108	112,912	97,942	101,198
Restricted cash	453	—	—	—	—
Investments	8,825	—	—	—	—
Consumer loans receivable, net	98,594	—	—	—	—
Inventory finance notes receivable, net	24,681	17,759	12,929	484	—
Property, plant and equipment, net	50,064	35,993	37,589	12,859	12,706
Goodwill and other intangibles, net	80,915	68,859	68,912	67,346	67,346
Deferred income taxes	4,770	—	—	—	—

Total assets	$437,334	$269,719	$232,342	$178,631	$181,250

Total current liabilities	$85,505	$65,740	$32,294	$14,492	$20,152
Securitized financings, noncurrent portion	80,747	—	—	—	—
Deferred income taxes	16,198	17,491	19,694	16,099	14,747
Redeemable noncontrolling interest	86,541	35,819	34,578	—	—
Total stockholders’ equity	168,343	150,669	145,776	148,040	146,351

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$437,334	$269,719	$232,342	$178,631	$181,250

The selected financial data set forth above includes the accounts of Cavco and its subsidiaries, CRG Holdings, LLC, and Fleetwood Homes, Inc. (Fleetwood Homes includes Palm Harbor Homes, Inc., CountryPlace Acceptance Corporation, Standard Casualty Company, and their subsidiaries). The results of the Fleetwood Homes operations and its subsidiaries have been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810 beginning August 17, 2009 for Fleetwood and beginning April 23, 2011 for its subsidiaries. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold all seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes, including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by generally accepted accounting principles, and is designated as such in the selected financial data above and in the Consolidated Financial Statements (see Note 22).

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

Overview

Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading producer of modular homes built primarily under the Nationwide Homes brand, as well as park model homes, vacation cabins, and systems-built commercial structures. Our mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard, provides property and casualty insurance to owners of manufactured homes.

Company Growth

On June 30, 2003, Cavco became a stand-alone publicly held company after previously operating as a wholly-owned subsidiary of Centex Corporation. Cavco’s manufactured home factory and retail operations were historically located in and primarily served the Southwest and South Central United States housing markets.

On August 17, 2009, the Company and an investment partner, Third Avenue Value Fund, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. through their jointly-owned corporation, Fleetwood Homes, Inc. (“Fleetwood Homes”). The Company and Third Avenue each own fifty-percent of Fleetwood Homes. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company (see Notes 22 and 24).

On November 29, 2010, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation and certain of its subsidiaries (“Seller”) to purchase substantially all of the assets and assume specified liabilities of Seller, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On April 23, 2011 (the “Palm Harbor Acquisition Date”), Palm Harbor completed the purchase of Seller’s assets and the assumption of specified liabilities, except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. (“Standard”), pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The aggregate gross purchase price was $83.9 million exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Of the purchase price, (i) approximately $45.3 million was used to retire a debtor-in-possession loan previously made by Fleetwood Homes to Seller; and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard to Palm Harbor. The purchase price was funded by Fleetwood Homes’ cash on hand along with equal contributions from the Company and Third Avenue Value Fund. On June 7, 2011, regulatory approval of the acquisition of Standard was received from the Texas Department of Insurance and on June 10, 2011, Palm Harbor completed the purchase of Standard. Subsequent to the transaction, a portion of Third Avenue Value Fund’s interest in Fleetwood Homes was transferred to an affiliate along with the applicable rights and obligations. This transfer had no impact on Cavco’s ownership interest. Third Avenue Value Fund and its affiliate are hereinafter collectively referred to as “Third Avenue.” See Notes 21 and 22 for further information.

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

The Palm Harbor transaction included five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, specified contracts and leases, and certain liabilities including debt facilities of CountryPlace (see Note 21). Palm Harbor purchased all of the outstanding shares of CountryPlace Acceptance Corp. and its wholly-owned finance subsidiaries (collectively, “CountryPlace”) and all of the outstanding shares of Standard. Neither Palm Harbor nor the Company incurred any debt in connection with the transaction, other than the assumed CountryPlace debt facilities.

The transaction further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the West, South Central and South Atlantic regions. The Company believes it will have the opportunity to achieve certain synergies and cost reductions by eliminating redundant processes and overhead.

Palm Harbor’s brand recognition is accompanied by its reputation for producing high quality products with exceptional service after the sale. Strategically, the Palm Harbor transaction strengthens the Company’s position in Texas and surrounding states, which has traditionally been among the strongest regions of demand for manufactured housing. We also gained a direct presence in Florida, another historically large market for our industry, which we had not been able to serve previously. Nationwide Homes, a Palm Harbor brand based in Virginia, builds an innovative and creative line of larger single and multi-story modular homes constructed to conform to state and local building codes. Nationwide Homes sells to local developers and development projects as well as individuals. Palm Harbor utilizes unique marketing capabilities, including internet and other methods that may be expanded to other areas of the Company.

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

We are in the process of expanding our product offerings throughout the combined organization by sharing product designs, production methods and marketing strategies. The supportive response by our customer base to the Palm Harbor and Fleetwood Homes acquisitions has been encouraging. We expect to continue to realize operating efficiency improvements as a result of our larger size and buying power, although for a period of time, transition related expenses will mask a portion of such savings. We plan to place a consistent focus on developing synergies among all operations. Overall, we believe that these expansions and improvements will be positive long-term strategic benefits for the Company.

Including the factories listed above, during the year ended March 31, 2012, the Company operated fifteen homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida.

During the year ended March 31, 2012, the Company sold idled production facilities in Arabi, Georgia for $495,000; Buda, Texas for $1.3 million; Casa Grande, Arizona for $1.3 million; Phoenix, Arizona for $1.6 million, and real estate in Waxahachie, Texas for $600,000, resulting in aggregate net gains of $119,000. The Company also sold machinery and equipment during the year resulting in a net loss of approximately $2,000.

Cash and cash equivalents of the Company totaled approximately $41.1 million on March 31, 2012. We believe this level of capitalization should provide sufficient resources to the operations of the Company to endure continuing depressed market conditions and to establish a solid base for continued growth as circumstances improve.

Industry and Company Outlook

The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data reported by the Manufactured Housing Institute (“MHI”), during calendar year 2011, our industry shipped approximately 52,000 HUD code manufactured homes. This followed approximately 50,000 homes shipped in both calendar years 2010 and 2009, the lowest levels since shipment statistics began to be recorded in 1959. Yearly home shipments from 2003 to 2009 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 102,000 and 201,000, respectively.

General economic challenges, including low consumer confidence levels, unemployment and underemployment, constricted mortgage lending, and overall housing sector weakness need to improve to spur annual industry and Company shipment levels. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. In addition, sales of our homes have been negatively affected by high unemployment rates and underemployment. Consumer financing for the retail purchase of manufactured homes needs to become more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although limited progress has been made in this area, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized. See “Regulatory Developments” below.

Competition from excess site-built home inventory is an issue that is also of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. It has been reported that some on-site home builders are offering incentives to homebuyers in order to be competitive with lender foreclosure pricing in their sales areas. The resultant price points are low enough in many cases to compete with manufactured housing. In turn, competing manufactured home providers are aggressively pricing their products in efforts to obtain a portion of the constricted overall housing market. Lower home prices, restrictive underwriting guidelines, and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory-built home.

The Company has operated with low backlogs throughout fiscal years 2012 and 2011, but the backlogs improved modestly by fiscal year end. The backlog of sales orders at March 31, 2012 varied among our fifteen factories, but in total was $14.4 million, or approximately two weeks of current production levels, compared to $5.9 million at March 31, 2011 preceding the Palm Harbor transaction.

Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes, including one company’s announcement to cease its lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the inventory finance funds (see Note 6). The Company’s involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. See Note 1 to the Consolidated Financial Statements for related revenue recognition implications.

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

The national rental vacancy rate has been reported to be low. Rental housing competes directly with many of our product offerings, and reductions in rental availability and increases in the cost of renting may have the effect of shifting interested buyers to other housing alternatives, including manufactured homes.

With manufacturing facilities strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the Federal HUD code, we construct modular homes that conform to state and local codes, park models and cabins, and light commercial buildings at many of our manufacturing facilities.

Company-wide, we have intensified our efforts to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Green building involves the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, high indoor air quality, specially designed ventilation systems, best use of space, and passive solar orientation. Cavco also builds homes designed to use alternative energy sources such as solar and wind. Building green also significantly reduces greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

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

We were named the “Manufacturer of the Year” by MHI, the factory-built home industry’s national trade organization, for the third consecutive year in 2012. In addition, both Cavco and Palm Harbor received several design awards from MHI. These honors are a reflection of our valued employees, customers and vendors and we appreciate the recognition.

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

Regulatory Developments

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Provisions of the Dodd-Frank Act may change the designation of certain manufactured home loans as “high cost mortgages,” which may adversely affect the availability and cost of manufactured home loans. On January 21, 2012, legislation was introduced to reduce the threshold by which small balance manufactured home personal property loans would be considered high cost mortgages under provisions within the Dodd-Frank Act. The results of this legislation and challenges of the Dodd-Frank Act are not yet known. The Dodd-Frank Act also created the Consumer Financial Protection Bureau. The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. Numerous lawsuits have challenged the constitutionality of the Health Reform Law. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. Based on the outcome of the U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified. In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.

The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA Title I program guidelines became effective on June 1, 2010. On June 10, 2010, the Ginnie Mae began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. This will allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, we are not aware of any loans currently being securitized under the Ginnie Mae program.

Results of Operations

The following table summarizes certain financial and operating data for fiscal years 2012, 2011 and 2010.

	Year Ended March 31,
	2012	2011	2010
	(Dollars in thousands)
Statement of Operations Data:
Net sales:
Factory-built housing	$406,833	$171,827	$115,612
Financial services	36,233	—	—

Total net sales	443,066	171,827	115,612
Cost of sales	347,121	147,549	104,915

Gross profit	95,945	24,278	10,697
Selling, general and administrative expenses	79,800	21,345	16,718

Income (loss) from operations	16,145	2,933	(6,021)
Interest expense	(7,265)	—	—
Other income	1,338	2,028	222
Gain on bargain purchase	22,009	—	—

Income (loss) before income taxes	32,227	4,961	(5,799)
Income tax (expense) benefit	(2,499)	(889)	2,006

Net income (loss)	29,728	4,072	(3,793)
Less: net income (loss) attributable to redeemable noncontrolling interest	14,491	1,241	(422)

Net income (loss) attributable to Cavco common stockholders	$15,237	$2,831	$(3,371)

Other Data:
Capital expenditures	$2,427	$959	$391
Depreciation	$2,318	$1,304	$1,170
Amortization of other intangibles	$3,238	$53	$34

Factory-built homes sold:
by Company owned stores	1,770	123	114
to independent retailers, builders & developers	6,090	4,663	3,139

Total factory-built homes sold	7,860	4,786	3,253

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales. Total net sales increased 157.9% to $443.1 million in fiscal year 2012 from $171.8 million in fiscal year 2011.

Factory-built housing net sales increased 136.8% to $406.8 million in fiscal year 2012 from $171.8 million in fiscal year 2011. The fiscal year 2012 results include Palm Harbor operations, which were acquired on April 23, 2011, and from that date forward were included in the results of fiscal year 2012. Total homes sold during fiscal year 2012 increased 64.2% to 7,860 versus 4,786 last year, primarily from the Palm Harbor transaction.

In connection with the Palm Harbor purchase, we now provide mortgage and insurance products to customers of factory-built housing and others through the acquisition of the subsidiaries comprising our financial services segment. Financial services net sales were $36.2 million in fiscal year 2012, representing 8.2% of total net sales.

Gross Profit. Gross profit increased to $95.9 million, which was 21.7% of net sales for fiscal year 2012, compared to $24.3 million or 14.1% of net sales last year. The increase in gross profit was primarily a result of the addition of the financial services operations, and the increase of 47 company-owned Palm Harbor retail stores over the prior year. The retail, finance and insurance businesses have inherently higher gross margins than our traditional manufacturing operations. Factory-built housing gross profit continues to be adversely impacted by pricing competition, a product mix favoring smaller-size homes with fewer amenities, and reduced production efficiencies related to low capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 273.9% or $58.5 million to $79.8 million or 18.0% of net sales for fiscal year 2012 versus $21.3 million or 12.4% of net sales last year. The current fiscal year amount includes $879,000 in acquisition-related costs for the purchase of the Palm Harbor assets as discussed in Note 21. The prior year amount includes Palm Harbor acquisition-related costs of $272,000. The overall increase in the amount and as a percentage of sales during fiscal 2012 relates primarily to inherently higher selling, general and administrative expenses in the new retail, mortgage and insurance businesses, as well as increased incentive compensation resulting from improved earnings.

Interest Expense. Interest expense of $7.3 million for the year ended March 31, 2012 consisted primarily of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios.

Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and unrestricted cash and cash equivalents held at various times throughout the year. Other income decreased 34.0% to $1.3 million for fiscal year 2012 as compared to $2.0 million last year. The decrease resulted mainly from $996,000 of interest income earned on the debtor-in-possession note receivable during fiscal 2011, offset by portfolio growth of inventory finance notes receivable.

Gain on Bargain Purchase. Included in net income for fiscal 2012 was a gain on bargain purchase of $22.0 million resulting from the Palm Harbor transaction, calculated in accordance with the accounting standards for business combinations (see Note 21). The gain on bargain purchase resulted from the fair value of the net assets purchased exceeding the purchase price. The gain on bargain purchase was not taxable, causing a variation in the customary relationship between income before income taxes and income tax expense for the year ended March 31, 2012.

Income Before Income Taxes. Pre-tax income increased to $32.2 million for the year ended March 31, 2012, from $5.0 million last year. The current year amount consisted of $8.8 million from the factory-built housing segment, $8.3 million from the financial services segment, and $22.0 million of gain on bargain purchase (see Note 21), offset by general corporate charges of $6.9 million. This compared to factory-built housing income for the year ended March 31, 2011 of $9.4 million, offset by general corporate charges of $4.4 million, resulting in pre-tax income of $5.0 million.

Income Taxes. The effective income tax rate was approximately 8% for fiscal year 2012 (see Note 13) and 18% for fiscal year 2011. The gain on bargain purchase resulting from the acquisition of Palm Harbor is excluded from taxable earnings. Also, during the fiscal 2012 fourth quarter, the Company made an election pursuant to section 338(h)(10) of the Internal Revenue Code relating to the acquisition of its insurance group, consisting of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary. This election allowed the Company to step up the tax basis of the insurance group’s assets to fair value, resulting in an offset to income tax expense of $1.2 million. Excluding this income tax benefit, and excluding the gain on bargain purchase from net income, income tax expense would have been $3.7 million in fiscal 2012, with an effective annual tax rate of 37%. In fiscal 2011, Cavco recognized an income tax benefit of $950,000 resulting from a decrease in Arizona statutory income tax rates, enacted during the fourth quarter of fiscal year 2011. Excluding this adjustment, income tax expense would have been $1.8 million in fiscal 2011 with an effective annual tax rate of 37%.

Redeemable Noncontrolling Interest. Net income attributable to the noncontrolling interest in Fleetwood Homes held by Third Avenue was $14.5 million for fiscal year 2012, representing fifty percent of the income generated by Fleetwood and its subsidiaries, including the Palm Harbor operations, for the fiscal year ended March 31, 2012.

Net Income. Net income attributable to Cavco stockholders for fiscal 2012 was $15.2 million compared to $2.8 million last year. Excluding the net income attributable to the Company’s common stockholders for one half of the bargain purchase gain recognized in connection with the Palm Harbor transaction (approximately $11.0 million), consistent with Cavco’s ownership percentage of Fleetwood Homes, the net income attributable to the Company’s common stockholders for fiscal 2012 would have been $4.2 million. Excluding from this $4.2 million amount the net income attributable to the Company’s common stockholders for 50% of the $1.2 million income tax benefit described above, the net income attributable to Cavco stockholders for fiscal 2012 would have been $3.6 million. Fiscal 2011 net income attributable to Cavco stockholders would have been $1.9 million excluding the $950,000 income tax benefit described above.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales. Total net sales increased 48.6% to $171.8 million in fiscal year 2011 from $115.6 million in fiscal year 2010. The fiscal year 2011 results include the Fleetwood Homes operations, which were acquired on August 17, 2009, and from that date forward were included in the results of fiscal year 2010. The increase in net sales was also driven by an increase in the average sales price per home, up $470 to $34,985 in fiscal year 2011 from $34,515 in fiscal year 2010. Total homes sold during fiscal year 2011 increased 47.1% to 4,786 versus 3,253 during fiscal year 2010.

Gross Profit. Gross profit increased to $24.3 million, which was 14.1% of net sales for fiscal year 2011 compared to $10.7 million or 9.3% of net sales for fiscal year 2010. The gross profit was a result of our operations people effectively managing costs to help improve gross profit as a percentage of net sales. Current year margins were also positively affected by the timing of revenue recognition for certain production completed in the prior year but revenue was deferred because of the Company’s participation in the financing of that product. While improved, gross profit continues to be adversely impacted by pricing competition, a product mix favoring smaller-size homes with fewer amenities, and reduced production efficiencies inherent with low capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 27.7% or $4.6 million to $21.3 million or 12.4% of net sales for fiscal year 2011 versus $16.7 million or 14.5% of net sales in fiscal year 2010. The fiscal 2011 amount includes $272,000 in acquisition-related costs for the purchase of the Palm Harbor assets as discussed in Note 21. The previous year amount includes acquisition-related costs of $772,000 pertaining to the purchase of the Fleetwood Homes assets. The increase during fiscal 2011 relates primarily to additional expenses due to the increased size of the consolidated Company after the purchase of the Fleetwood Homes assets and increased incentive compensation resulting from the impact of improved earnings. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from higher sales volume.

Other Income. Other income primarily represents interest income earned on inventory finance notes receivable, debtor-in-possession note receivable and unrestricted cash and cash equivalents held at various times throughout the prior year. Other income increased 814% to $2.0 million for fiscal year 2011 as compared to $222,000 for fiscal year 2010. The increase resulted mainly from $996,000 of interest income earned on the debtor-in-possession note receivable and portfolio growth of inventory finance notes receivable.

Income Taxes. The effective income tax rate was approximately 18% for fiscal year 2011 (see Note 13) and 35% for fiscal year 2010. Cavco recognized an income tax benefit of $950,000 resulting from a decrease in Arizona statutory income tax rates, enacted during the fourth quarter of fiscal year 2011. Excluding this adjustment, income tax expense would have been $1.8 million with an effective annual tax rate of 37%. The income tax benefit recognized during fiscal year 2010 is the result of current period losses and the Company’s belief that it will be able to fully realize the benefits associated with its deferred tax assets.

Redeemable Noncontrolling Interest. Net income attributable to the noncontrolling interest in Fleetwood Homes held by Third Avenue was $1.2 million for fiscal year 2011, representing fifty percent of the income attributable Fleetwood Homes for the year ended March 31, 2011.

Liquidity and Capital Resources

We believe that cash and cash equivalents at March 31, 2012, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $16.4 million of cash during the year ended March 31, 2012, compared to $3.1 million last year. Cash provided by operating activities during the current year was primarily the result of cash generated by the new finance subsidiaries, including proceeds from sales of consumer loans and collecting principal payments on consumer loans originated, as well as operating income before non-cash charges. These increases were supplemented by increases of accounts payable and accrued liabilities, offset in part by the funding of consumer loans originated and increases in inventory finance receivables, prepaid assets and accounts receivable. Cash provided by operating activities during the year ended March 31, 2011 was primarily the result of operating income before non-cash charges, collections of trade receivables reduced prepaid expenses and other current assets, offset in part by net funding of inventory finance initiatives and decreases in accounts payable.

As a result of the credit crisis, each of the remaining national floor plan lenders substantially curtailed their lending activities, and Textron Financial Corporation announced its intention to exit the business. Another floor plan lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Industry retail lenders such as Triad, U.S. Bank, and CU Factory Built Lending have tightened their loan underwriting standards. The reduction in available financing has had an adverse effect on the manufactured housing industry and has negatively impacted the ability of our retailers to obtain financing for home purchases. To further support floor plan availability for our retailers, Cavco has begun to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers (see Note 6). States may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is thereby characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on our results of operations and financial condition.

Investing activities required the use of $23.1 million of cash during the year ended March 31, 2012, compared to $39.0 million used during last year. Cash used by investing activities in the current period was primarily for funds to complete the acquisition of the assets and assumption of specified liabilities of Palm Harbor Homes, Inc. under the asset purchase agreement and debtor-in-possession credit facility, as discussed in Notes 20 and 21, and capital expenditures in all of our operations, offset in part by proceeds from the sale of idle facilities. Cash used by investing activities in the prior year period was primarily for funds provided to Palm Harbor Florida under the debtor-in-possession credit facility, as discussed in Note 20.

Financing activities required the use of $28.8 million in cash during the year ended March 31, 2012, consisting of $19.5 million used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011 (see Note 21), which debt was considered overly costly to maintain, and $11.4 million of payments on securitized financings, offset in part by $1.5 million from the issuance of common stock under our stock incentive plans. Financing activities provided $37.4 million in cash during the year ended March 31, 2011, consisting of $36.0 million from the issuance of a convertible note payable to Third Avenue, which holds a redeemable noncontrolling interest in Fleetwood Homes (see Note 22), and $1.4 million from the issuance of stock under our stock incentive plans.

In accordance with the Shareholder Agreement entered into among Fleetwood Homes and its shareholders (Cavco and Third Avenue), as amended (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 22).

CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 31, 2012, cumulative loss ratios were within the specified levels. However, the Company expects that cumulative loss ratios for the 2007-1 securitized portfolio may exceed its specified level during fiscal year 2013, which would not be expected to have a materially adverse impact on our cash flows. This specified level is scheduled to increase in October 2012, which could ameliorate the situation.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2012, consisting of future payments under securitized financings and non-cancelable operating lease agreements. For additional information related to these obligations, see Notes 11 and 14 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Debt obligations:
Securitized financing 2005-1 (1) (2)	$59,856	$7,544	$12,620	$10,060	$29,632
Securitized financing 2007-1 (1) (2)	57,651	8,820	15,863	11,787	21,181
Construction lending lines (1)	4,550	4,550	—	—	—
Commitments for future payments under noncancelable operating leases	7,541	2,851	3,431	1,241	18

Total contractual obligations	$129,598	$23,765	$31,914	$23,088	$50,831

(1)	Interest is calculated by applying contractual interest rates to month-end balances.
(2)	The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

The following table summarizes our contingent commitments at March 31, 2012, consisting of contingent repurchase obligations, letters of credit, remaining construction contingent commitments and Third Avenue’s Put Right. For additional information related to these contingent obligations, see Notes 14 and 22 to the Consolidated Financial Statements.

	Contingent Payments Due by Period
		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
	(In thousands)
Repurchase obligations (1)	$11,957	$8,430	$3,527	$—	$—
Letters of credit (2)	7,200	7,200	—	—	—
Construction contingent commitment (3)	2,532	2,532	—	—	—

Total contractual obligations	$21,689	$18,162	$3,527	$—	$—

(1)	Although the repurchase obligations outstanding at March 31, 2012 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.
(2)	While the current letters of credit have finite lives, they are subject to renewal based on their underlying requirements.
(3)	The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

In accordance with the Shareholder Agreement among Cavco and Third Avenue, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 22).

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

Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home. Based on the terms of the associated purchase agreement between the Company’s subsidiary, Fleetwood Homes, and Palm Harbor Florida, the Company is only obligated to provide warranty coverage for certain homes produced by select factories and sold by Palm Harbor Florida. We did not assume any warranty liabilities for homes in which the warranty period expired prior to April 23, 2011. We have a reserve for estimated warranties of $9.5 million and $9.4 million at March 31, 2012 and 2011, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions that have provided wholesale floor plan financing to retailers. A significant portion of our sales are made to retailers pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a retailer’s default. The risk of loss under repurchase agreements is lessened by certain factors, including the following:

•	sales of our manufactured homes are spread over a relatively large number of independent retailers;

•	the price that we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 36 months); and

•	we have historically been able to resell homes repurchased from lenders.

The Company applies FASB ASC 460, Guarantees (“ASC 460”) and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews retailers' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.

(1) The Company estimates the fair value of the non-contingent portion of its manufacturer's inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer's repurchase agreement in force.

(2) The Company estimates the contingent obligation to make future payments under its manufacturer's inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and records the greater of the two calculations. This contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses experienced by the Company for repurchased inventory.

Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers' financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for retailers who, the Company believes, are experiencing financial difficulty. The Company's repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to sales.

The maximum amount for which the Company was contingently liable under such agreements approximated $12.0 million and $11.1 million at March 31, 2012 and 2011, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $819,000 and $597,000 at March 31, 2012 and 2011, respectively. The Company made payments under repurchase commitments of $110,000 and $26,000 during fiscal years 2012 and 2011, respectively.

Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal year 2012. The Company recognized impairment losses on long-lived assets of $327,000 and $288,000 during fiscal years 2011 and 2010, respectively.

Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 31, 2012, the Company evaluated forecasted taxable profits and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. Changes in events or expectations could result in significant adjustments, which could include the recording of a valuation allowance and material changes to the provision for income taxes.

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

As of March 31, 2012, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2012. The first step under FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”) is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company considered the income approach. Based on this analysis, the fair value of the reporting unit, including goodwill, was deemed to be substantially greater than its carrying value. As such, there was no need to continue to the second step under ASC 350 and test the goodwill individually.

In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Item 1A, “Risk Factors.”

Accretable Yield on Consumer Loans Receivable and Securitized Financings. The Company acquired consumer loans receivable and securitized financings during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment and securitized financings were acquired at fair value, which resulted in a discount, and subsequently are accounted for a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) to accrete the discount.

The Company considers expected prepayments and default rates and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Palm Harbor Acquisition Date cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield).

Redeemable Noncontrolling Interest. The Company and Third Avenue jointly own Fleetwood Homes, Inc., with equal fifty-percent ownership interests. The results of the Fleetwood Homes operations have been included in the Consolidated Financial Statements and the related Notes since the Fleetwood Acquisition Date in accordance with the provisions of ASC 810. Management has determined that, under generally accepted accounting principles, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. To that end, members of Cavco’s management hold all seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management (see Note 1). Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest.”

After the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The circumstances under which net share settlement would be allowed are not solely within the control of Cavco. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, GAAP requires that Third Avenue’s noncontrolling interest in Fleetwood Homes be classified as a temporary equity mezzanine item between liabilities and stockholders’ equity. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 22).

Other Matters

Related Party Transactions. The Company and Third Avenue jointly own Fleetwood Homes, with equal fifty-percent ownership interests. See “Redeemable Noncontrolling Interest” under “Critical Accounting Policies” above. On July 21, 2009, Fleetwood Homes entered into an Asset Purchase Agreement with FEI and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. On the Fleetwood Acquisition Date, Fleetwood Homes acquired seven operating manufactured housing plants and two idle factories. Fleetwood Homes also purchased all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and assumed express warranty liabilities pertaining to certain of the previous operations. The purchase price of the transaction was $25.8 million and was paid in cash.

On December 1, 2010, the Company and Third Avenue Value Fund entered into separate convertible note payable agreements with their subsidiary, Fleetwood Homes, for $14.0 million each, convertible to 200 shares of Fleetwood Homes, Inc. common stock at the successful close of the contemplated Palm Harbor transaction. The convertible notes were subsequently increased by $22.0 million each, convertible to an additional 314.28 shares, for a total of $36.0 million per note, convertible to 514.28 shares in the fourth quarter of 2011. The convertible notes bore interest of 2.5% per annum. As of March 31, 2011, the balance of accrued interest payable to Third Avenue Value Fund was $119,000. The $36.0 million note payable by Fleetwood Homes to Cavco and related accrued interest was eliminated upon consolidation. The note payable to Third Avenue Value Fund appears on the Consolidated Balance Sheets as “Noncontrolling interest note payable.” Concurrent with the successful completion of the acquisition of Palm Harbor Homes, all outstanding convertible notes were converted to shares of Fleetwood Homes, Inc. on April 23, 2011. Any right to interest income was forfeited by the note holders upon conversion.

As of March 31, 2012, Third Avenue Management LLC beneficially owned approximately 13.0% of our outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.

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

Impact of Accounting Standards. In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. As of March 31, 2012, the Company has adopted all of the aforementioned provisions of ASU 2010-20 and ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments are effective for public companies for interim and annual periods beginning after December 15, 2011. This update changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). As of March 31, 2012, the Company has adopted all of the aforementioned provisions of ASU 2011-04, which resulted in increased disclosures (see Note 18).

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company is currently evaluating the effect ASU 2011-05 will have on the Company’s Consolidated Financial Statements and disclosures.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Form 10-K that are not historical in nature are forward-looking. These may include statements about our plans, strategies and prospects under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; and the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, economic conditions and consumer confidence, our operational and legal risks, how we may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.

All forward-looking statements are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report. We expressly disclaim any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise. For all of these reasons, you should not place any reliance on any such forward-looking statements included in this Annual Report.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 31, 2012 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $5.6 million.

In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 31, 2012 CountryPlace had outstanding IRLCs of $22.9 million. IRLCs totaling $10.9 million were related to loans held for sale and loans in construction, which are carried at the lower of cost or market. The remaining $12.0 million of commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loan. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $586,000.

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

Management’s Assessment on Internal Controls Over Financial Reporting

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this Annual Report.

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

Other than as described above, there have been no other changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2012, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 3 of Part I of this Report, which is incorporated in this Item 10 by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company’s executive compensation, see “Election of Directors,” and “Executive Compensation” (other than the “Compensation Committee Report”) of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2012, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2012, which is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 31, 2012, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	407,500	$32.62	340,276
Equity compensation plans not approved by stockholders	—	—	—

Total	407,500	$32.62	340,276

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a description of certain relationships and related transactions of the Company, see “Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2012, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For a description of principal accounting fees and services, see “Audit Fees” and “Ratification of Appointment of Independent Auditors” of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2012, which is incorporated herein by reference.

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

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Amended and Restated Bylaws of Cavco	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on April 23, 2003, as amended by Form 10/A dated May 21, 2003, Form 10/A dated May 30, 2003, Form 10/A dated June 17, 2003, and Form 10/A dated June 20, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.1.2*	Restricted Stock Award Agreement dated June 1, 2007, by and between Daniel L. Urness and Cavco	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.1.3*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation’s Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.3*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.3*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.3.1*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.3.2*	Amendment to Employment Agreement, dated December 29, 2010, between Joseph H. Stegmayer and Cavco	Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010
10.4*	Amended and Restated Employment Agreement, dated June 30, 2011, between Joseph H. Stegmayer and Cavco	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 5, 2011
10.5*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2012	Periodic Report on Form 8-K filed on July 5, 2011
10.6*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2012	Periodic Report on Form 8-K filed on July 5, 2011
10.7	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.8	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.9	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 23, 2009
10.10	Shareholders’ Agreement by and among FH Holding, Inc. (now known as Fleetwood Homes, Inc.) and its Shareholders dated August 17, 2009	Filed herewith
10.10.1	First Amendment to Shareholders’ Agreement dated November 30, 2010	Filed herewith
10.10.2	Second Amendment to Shareholders’ Agreement dated June 17, 2011	Filed herewith
10.10.3	Third Amendment to Shareholders’ Agreement dated February 16, 2012	Filed herewith
10.10.4	Fourth Amendment to Shareholders’ Agreement dated June 5, 2012	Filed herewith
10.11	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010	Exhibit 10.1 to the Periodic Report on Form 8-K filed on November 29, 2010
10.12	Security Agreement dated November 29, 2010	Exhibit 10.2 to the Periodic Report on Form 8-K filed on November 29, 2010
10.13	Asset Purchase Agreement dated November 29, 2010	Exhibit 10.3 to the Periodic Report on Form 8-K filed on November 29, 2010
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement
**	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.

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

CAVCO INDUSTRIES, INC.

Date: June 11, 2012	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	June 11, 2012
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2012

/s/ William C. Boor	Director	June 11, 2012

/s/ Steven G. Bunger	Director	June 11, 2012

/s/ David A. Greenblatt	Director	June 11, 2012

/s/ Jack Hanna	Director	June 11, 2012

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

The scope of management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Palm Harbor Homes, Inc., or its subsidiaries, which are included in the 2012 consolidated financial statements of Cavco Industries, Inc. since the acquisition dates of April 23, 2011 and June 10, 2011. The Palm Harbor operations constituted 62% and 55% of total and net assets, respectively, as of March 31, 2012 and 57% and 90% of revenues and net income, respectively, for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

June 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cavco Industries, Inc.

We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Palm Harbor Homes, Inc., which is included in the 2012 consolidated financial statements of Cavco Industries, Inc. and subsidiaries and constituted 62% and 55% of total and net assets, respectively, as of March 31, 2012 and 57% and 90% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Cavco Industries, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Palm Harbor Homes, Inc.

In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2012 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated June 11, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

June 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cavco Industries, Inc.

We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cavco Industries Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

June 11, 2012

CAVCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$41,094	$76,513
Restricted cash, current	6,331	436
Accounts receivable, net	14,871	6,571
Short-term investments	5,377	—
Current portion of consumer loans receivable, net	20,705	—
Inventories	62,246	16,036
Assets held for sale	3,903	—
Prepaid expenses and other current assets	7,848	2,495
Debtor-in-possession note receivable	—	40,060
Deferred income taxes, current	6,657	4,997

Total current assets	169,032	147,108

Restricted cash	453	—
Investments	8,825	—
Consumer loans receivable, net	98,594	—
Inventory finance notes receivable, net	24,681	17,759
Property, plant and equipment, net	50,064	35,993
Goodwill and other intangibles, net	80,915	68,859
Deferred income taxes	4,770	—

Total assets	$437,334	$269,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,732	$3,495
Accrued liabilities	58,495	26,245
Construction lending lines	4,550	—
Current portion of securitized financings	10,728	—
Noncontrolling interest note payable	—	36,000

Total current liabilities	85,505	65,740

Securitized financings	80,747	—
Deferred income taxes	16,198	17,491
Redeemable noncontrolling interest	86,541	35,819
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,890,796 and 6,817,606 shares, respectively	69	68
Additional paid-in capital	131,589	129,211
Retained earnings	36,627	21,390
Accumulated other comprehensive income	58	—

Total stockholders’ equity	168,343	150,669

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$437,334	$269,719

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended March 31,
	2012	2011	2010
Net sales	$443,066	$171,827	$115,612
Cost of sales	347,121	147,549	104,915

Gross profit	95,945	24,278	10,697
Selling, general and administrative expenses	79,800	21,345	16,718

Income (loss) from operations	16,145	2,933	(6,021)
Interest expense	(7,265)	—	—
Other income	1,338	2,028	222
Gain on bargain purchase	22,009	—	—

Income (loss) before income taxes	32,227	4,961	(5,799)
Income tax (expense) benefit	(2,499)	(889)	2,006

Net income (loss)	29,728	4,072	(3,793)
Less: net income (loss) attributable to redeemable noncontrolling interest	14,491	1,241	(422)

Net income (loss) attributable to Cavco common stockholders	$15,237	$2,831	$(3,371)

Net income (loss) per share attributable to Cavco common stockholders:
Basic	$2.22	$0.43	$(0.52)

Diluted	$2.19	$0.41	$(0.52)

Weighted average shares outstanding:
Basic	6,877,437	6,637,270	6,516,572

Diluted	6,949,077	6,859,457	6,516,572

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTEREST

(Dollars in thousands)

	Stockholders’ Equity
					Accumulated other		Redeemable
	Common Stock		Additional	Retained	comprehensive		noncontrolling
	Shares	Amount	paid-in capital	earnings	income	Total	interest
Balance, April 1, 2009	6,506,843	$65	$126,045	$21,930	$—	$148,040	$—
Net loss	—	—	—	(3,371)	—	(3,371)	(422)
Stock option exercises and associated tax benefits	34,841	—	735	—	—	735	—
Stock-based compensation	—	—	372	—	—	372	—
Capital contribution	—	—	—	—	—	—	35,000

Balance, March 31, 2010	6,541,684	65	127,152	18,559	—	145,776	34,578

Net income	—	—	—	2,831	—	2,831	1,241
Stock option exercises and associated tax benefits	275,922	3	1,388	—	—	1,391	—
Stock-based compensation	—	—	671	—	—	671	—

Balance, March 31, 2011	6,817,606	68	129,211	21,390	—	150,669	35,819

Net income	—	—	—	15,237	—	15,237	14,491
Other comprehensive income	—	—	—	—	58	58	58

Total comprehensive income						15,295	14,549

Stock option exercises and associated tax benefits	73,190	1	1,462	—	—	1,463	—
Stock-based compensation	—	—	916	—	—	916	—
Capital contribution through conversion of notes payable	—	—	—	—	—	—	36,173

Balance, March 31, 2012	6,890,796	$69	$131,589	$36,627	$58	$168,343	$86,541

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended March 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$29,728	$4,072	$(3,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,556	1,357	1,204
Provision for credit losses	98	129	—
Deferred income taxes	(2,488)	(960)	1,442
Share-based compensation expense	916	671	372
Non-cash interest income	(2,294)	(996)	—
Non-cash interest expense	700	119	—
Tax benefits from option exercises	—	—	315
Incremental tax benefits from option exercises	—	—	(275)
Gain on sale of property, plant and equipment including assets held for sale	(117)	(92)	(10)
Impairment of property, plant and equipment	—	327	288
Gain on bargain purchase	(22,009)	—	—
Gain on sale of loans	(5,871)	—	—
Gain on sale of investments	(7)	—	—
Changes in operating assets and liabilities:
Restricted cash	(424)	(209)	17
Accounts receivable	(5,217)	2,857	(1,097)
Consumer loans receivable originated	(78,212)	—	—
Principal payments on consumer loans receivable	12,511	—	—
Proceeds from sales of consumer loans	81,240	—	—
Inventories	1,019	(285)	1,388
Prepaid expenses and other current assets	(2,971)	3,783	(2,594)
Inventory finance notes receivable	(6,968)	(4,959)	(12,445)
Accounts payable and accrued liabilities	11,240	(2,673)	5,637

Net cash provided by (used in) operating activities	16,430	3,141	(9,551)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,427)	(959)	(391)
Proceeds from sales of property, plant and equipment including assets held for sale	5,312	1,016	13
Purchase of Fleetwood Homes assets and certain liabilities	—	—	(25,799)
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	(67,639)	—	—
Purchases of investments	(3,484)	—	(1,488)
Proceeds from sales of investments	6,101	—	5,952
Investment in debtor-in-possession note receivable	(6,238)	(39,064)	—
Proceeds from payoff of debtor-in-possession note receivable	45,301	—	—

Net cash used in investing activities	(23,074)	(39,007)	(21,713)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,463	1,391	420
Net proceeds from construction lending line	576	—	—
Proceeds from issuance of note payable	—	36,000	—
Payments on Virgo debt	(19,456)	—	—
Payments on securitized financings	(11,358)	—	—
Proceeds from issuance of Fleetwood Homes, Inc. stock	—	—	35,000
Incremental tax benefits from option exercises	—	—	275

Net cash (used in) provided by financing activities	(28,775)	37,391	35,695

Net (decrease) increase in cash and cash equivalents	(35,419)	1,525	4,431
Cash and cash equivalents at beginning of year	76,513	74,988	70,557

Cash and cash equivalents at end of year	$41,094	$76,513	$74,988

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$3,751	$1,589	$18

Cash paid during the year for interest	6,873	—	—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its subsidiaries (collectively, the "Company" or “Cavco”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of March 31, 2012 through the date of the filing of this report with the Securities and Exchange Commission (“SEC”).

Through our Fleetwood Homes, Inc. (“Fleetwood Homes”) subsidiary, jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue”), certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. (“FEI”) were acquired on August 17, 2009 (the “Fleetwood Acquisition Date”). Fleetwood Homes (i) acquired seven operating manufactured housing plants, two idle factories, all related equipment, accounts receivable, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases; and (ii) assumed express warranty liabilities pertaining to certain of the previous operations of the predecessor company. Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company, as described further in Note 24 to the Consolidated Financial Statements.

Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation (“ASC 810”). Fleetwood Homes was originally formed by the Company and Third Avenue Value Fund, with each contributing $35.0 million in exchange for equal ownership interests. Management has determined that, under U.S. generally accepted accounting principles (“GAAP”), although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. Members of Cavco’s management hold all of the seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by GAAP and is designated as such in the Consolidated Financial Statements (see Note 22).

During fiscal year 2011, Fleetwood Homes, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries (collectively “Palm Harbor Florida”) to purchase substantially all of the assets and assume specified liabilities of Palm Harbor Florida, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. The effective date of the transaction was April 23, 2011 (the “Palm Harbor Acquisition Date”), except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Approximately $45.3 million of the purchase price was used to retire the Debtor-In-Possession (“DIP”) loan previously made by Fleetwood Homes to Palm Harbor Florida. The purchase price was funded by Fleetwood Homes’ cash on hand, along with equal contributions of $36.0 million each from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of the insurance subsidiary.

Palm Harbor Delaware acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified liabilities. In addition, as of the Palm Harbor Acquisition Date, Palm Harbor Delaware purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries (collectively, “CountryPlace”). Palm Harbor Delaware also acquired all of the outstanding shares of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary (collectively, “Standard”). Further, Palm Harbor Delaware assumed certain liabilities of Palm Harbor Florida, including primarily debt facilities of the finance subsidiaries (see Note 21). The results of Palm Harbor’s operations and the results of Standard’s operations since the Palm Harbor Acquisition Date and SCC Acquisition Date, respectively, have been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810.

During the year ended March 31, 2012, the Company sold idled production facilities in Arabi, Georgia for $495,000; Buda, Texas for $1.3 million; Casa Grande, Arizona for $1.3 million, Phoenix, Arizona for $1.6 million; and real estate in Waxahachie, Texas for $600,000, resulting in aggregate net gains of $119,000. The Company also sold machinery and equipment during the year resulting in a net loss of approximately $2,000.

Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company’s homes to retail customers. Our mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard, provides property and casualty insurance to owners of manufactured homes.

Accounting Estimates. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, inventory finance notes receivable, accounts payable, certain accrued liabilities, construction lending lines and securitized financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of investments is at fair value as the investments are marked to market (see Note 3). The carrying amount of the Company’s inventory finance notes receivable and construction lending lines approximate fair value based on current market rates and the revolving nature of the investments. The fair value of consumer loans receivable and securitized financings are both greater than carrying value (see Note 18).

Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer, and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floorplan financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 14). The recognition of revenue from homes sold under inventory finance programs involving funds provided by the Company is deferred until such time that payment for the related inventory finance note receivable is received by the Company (see Note 6). Retail sales by Company-owned retail locations are recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is reasonably assured.

At the Palm Harbor Acquisition Date, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Palm Harbor Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net sales.

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

Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing sales during any fiscal year within the three-year period ended March 31, 2012.

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

Accounts Receivable. The Company extends competitive credit terms on a retailer-by-retailer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers' inability to pay. As of March 31, 2012, allowance for doubtful accounts was $402,000, attributable to the Palm Harbor operations. The Company had no reserve for credit losses on trade receivables at March 31, 2011.

Consumer Loans Receivable. Consumer loans receivable consists of manufactured housing loans originated by CountryPlace (securitized, held for investment, or held for sale) and construction advances on mortgages. CountryPlace was acquired on April 23, 2011 in conjunction with the Palm Harbor transaction. The fair value of consumer loans receivable was calculated as of the Palm Harbor Acquisition Date, as determined by the present value of expected future cash flows, with no allowance for loan loss recorded.

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

Prior to being acquired by the Company, on July 12, 2005 and March 22, 2007, CountryPlace completed two securitizations of factory-built housing loan receivables. These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with ASC 310, Receivables – Nonrefundable Fees and Other (“ASC 310”). The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace’s financial statements. The Company acquired these balances during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Since the Palm Harbor Acquisition Date, the acquired consumer loans receivable and securitized financings are accounted for in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our inventory finance notes receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $215,000 and $169,000 at March 31, 2012 and March 31, 2011, respectively (see Note 6).

Another portion of the allowance for loan losses relates to consumer loans receivable originated by CountryPlace after the Palm Harbor Acquisition Date. This allowance for loan losses reflects CountryPlace’s judgment of the probable loss exposure on its loans originated since the Palm Harbor Acquisition Date in the held for investment portfolio as of the end of the reporting period.

CountryPlace accounts for the loans that were in existence at the Palm Harbor Acquisition Date in a manner similar to ASC 310-30. Management evaluated such loans as of the Palm Harbor Acquisition Date to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms.

Over the life of the loans, CountryPlace continues to estimate cash flows expected to be collected. CountryPlace evaluates at the balance sheet date whether the present value of its expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the Palm Harbor Acquisition Date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life (see Note 5).

CountryPlace has modified payment amounts and/or interest rates for borrowers that, in management’s judgment, exhibited the willingness and ability to continue to pay and met certain other conditions. CountryPlace considers a modified loan a troubled debt restructuring when three conditions are met: (i) the borrower is experiencing financial difficulty, (ii) concessions are made by CountryPlace that it would not otherwise consider for a borrower with similar risk characteristics, and (iii) the loan was originated after the Palm Harbor Acquisition Date. CountryPlace no longer considers modified loans to be troubled debt restructurings once the modified loan is seasoned for six months, is not delinquent under the modified terms and is at a market rate of interest at the modification date.

Investments. Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments include marketable debt and equity securities that are held as available-for-sale. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of income tax if applicable. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 3).

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

Assets Held for Sale. As of March 31, 2012, the Company has $3.9 million in assets held for sale, consisting of land, buildings and improvements within the factory-built housing segment. The Company continues to actively market these properties. No impairment losses have been recorded in fiscal years 2012, 2011 and 2010 relating to these properties. The carrying value of properties that are held for sale is separately presented in the “Assets Held for Sale” caption in the Consolidated Balance Sheets.

Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses on long-lived assets in fiscal 2012 and $327,000 and $288,000 during fiscal 2011 and 2010, respectively.

Inventory Finance Receivable. The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under inventory financing programs for the benefit of our independent retailers’ home product inventory needs. Under the terms of these programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds. Interest income on inventory finance notes receivable is recognized as interest income in Other Income in the Consolidated Statements of Operations on an accrual basis.

Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”). As such, the Company tests goodwill annually for impairment by reporting unit and records an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 31, 2012, all of the Company's goodwill of $67.3 million is attributable to its manufacturing reporting unit. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Intangible assets are tested annually for impairment.

The Company performed its annual goodwill impairment analysis as of March 31, 2012. The first step under ASC 350 is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company primarily considered the income approach. Within the income approach, the fair value of the reporting unit was based on the discounted cash flow method, which compares the present value of expected future cash flows with the carrying value of the reporting unit’s net assets. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins, operating margins, capital expenditures, and discount rates. Based on this analysis, the fair value of the reporting unit was deemed to be sufficiently greater than the carrying value of the reporting unit as of March 31, 2012. As such, there was no need to continue to the second step under ASC 350 and test the goodwill individually.

In conjunction with the Palm Harbor transaction, the Company acquired an additional $15.3 million of intangible assets, consisting of trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights. The Company tests other indefinite-lived intangibles for impairment annually and when indicators of impairment exist (see Note 8).

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

Reserve for Property-Liability Insurance Claims and Claims Expense. Standard establishes reserves for claims and claims expense (“loss”) on reported and unreported claims of insured losses. Standard’s reserving process takes into account known facts and interpretations of circumstances and factors, including Standard’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, Standard may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $1.1 million as of March 31, 2012, of which $313,000 related to incurred but not reported (“IBNR”) losses.

Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health and property coverage. Since October 1, 2009, and between October 1, 2006, and October 1, 2008, the Company has been fully insured for workers’ compensation. Prior to October 1, 2006, and between October 1, 2008 and October 1, 2009, the Company was self-insured for workers’ compensation liability. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. For product liability in particular, the Company has purchased stop-loss insurance, which will reimburse the Company for claims exceeding $250,000 per occurrence. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.

Redeemable Noncontrolling Interest. The Company and Third Avenue jointly own Fleetwood Homes, Inc., with equal fifty-percent ownership interests. Management has determined that, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes.

Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest.” After the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding bargain purchase gain, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 22).

The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, GAAP requires that Third Avenue’s noncontrolling interest in Fleetwood Homes be classified as a temporary equity mezzanine item between liabilities and stockholders’ equity (see Note 22).

Advertising. Advertising costs are expensed as incurred and were $1.6 million, $241,000 and $247,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Freight. Substantially all freight costs are reimbursed by the Company’s retailers. Reimbursed freight expense of $13.8 million, $8.2 million and $5.9 million were recognized in net sales and cost of sales for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Income Taxes. The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes (“ASC 740”), and provides for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

The calculation of tax liabilities involves considering uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company uses a two-step approach to evaluate uncertain tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the Consolidated Financial Statements.

Other Income. Other income totaled $1.3 million, $2.0 million and $222,000 for the years ended March 31, 2012, 2011 and 2010, respectively. Other income primarily consists of interest related to inventory finance receivable balances and of interest income earned on cash balances. In fiscal 2011, other income also included interest related to a Debtor-in-possession note receivable.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments (see Notes 3 and 15).

Net Income Per Share. Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount (see Note 17).

Recent Accounting Pronouncements. In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses on a disaggregated basis. In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. In addition, ASU 2011-02 deferred the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 to periods beginning after June 15, 2011. As of March 31, 2012, the Company has adopted all of the aforementioned provisions of ASU 2010-20 and ASU 2011-02, which resulted in increased disclosures (see Notes 5 and 6).

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments are effective for public companies for interim and annual periods beginning after December 15, 2011. This update changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). As of March 31, 2012, the Company has adopted all of the aforementioned provisions of ASU 2011-04, which resulted in increased disclosures (see Note 18).

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company is currently evaluating the effect ASU 2011-05 will have on the Company’s Consolidated Financial Statements and disclosures.

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

2. Restricted Cash

Restricted cash consists of the following (in thousands):

	March 31,
	2012	2011
Cash related to CountryPlace customer payments to be remitted to third parties	$3,643	$—
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	2,128	—
Cash related to retail homebuyer deposits held in trust	560	436
Other restricted cash	453	—

	$6,784	$436

3. Investments

Available-for-sale securities were acquired during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. The following table summarizes the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and Government Agencies	$1,371	$11	$(1)	$1,381
Mortgage-backed securities	3,946	17	(48)	3,915
States and political subdivisions	1,186	26	—	1,212
Corporate debt securities	3,640	37	(1)	3,676
Marketable equity securities	3,883	218	(83)	4,018

	$14,026	$309	$(133)	$14,202

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Government Agencies	$249	$(1)	$—	$—	$249	$(1)
Mortgage-backed securities	2,509	(48)	—	—	2,509	(48)
Corporate debt securities	384	(1)	—	—	384	(1)
Marketable equity securities	1,194	(83)	—	—	1,194	(83)

	$4,336	$(133)	$—	$—	$4,336	$(133)

Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at March 31, 2012.

The Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($2.5 million of the total fair value and $72,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $11,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investment securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized	Fair
	Cost	Value
Due in less than one year	$1,355	$1,359
Due after one year through five years	5,498	5,573
Due after five years through ten years	260	270
Due after ten years	3,030	2,982
Marketable equity securities	3,883	4,018

	$14,026	$14,202

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the year ended March 31, 2012 were approximately $84,000. Gross losses realized were approximately $77,000 for the year ended March 31, 2012.

4. Inventories

Inventories consist of the following (in thousands):

	March 31,
	2012	2011
Raw materials	$18,570	$10,208
Work in process	6,270	2,499
Finished goods and other	37,406	3,329

	$62,246	$16,036

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

March 31,
2012
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$110,629
Loans held for investment (originated after Palm Harbor Acquisition Date)	511
Loans held for sale	4,534
Loans held—construction advances on non-conforming mortgages	3,865

Consumer loans receivable	119,539
Deferred financing fees and other, net	(240)

Consumer loans receivable, net	$119,299

As of the Palm Harbor Acquisition Date, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loan’s contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the Palm Harbor Acquisition Date as an amount that cannot be accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net sales.

	March 31,	Palm Harbor
	2012	Acquisition Date
	(In thousands)
Consumer loans receivable held for investment – contractual amount	$293,818	$339,166
Purchase Discount
Accretable	(106,949)	(118,335)
Non-accretable	(75,928)	(100,151)
Less consumer loans receivable reclassified as other assets	(312)	—

Total consumer loans receivable held for investment (acquired on Acquisition Date), net	$110,629	$120,680

Over the life of the loans, the Company continues to estimate cash flows expected to be collected by CountryPlace. At the balance sheet date, the Company evaluates whether the present value of expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the Palm Harbor Acquisition Date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

Year Ended
March 31,
2012
Balance at the beginning of the period	$—
Additions	121,962
Accretion	(15,013)

Balance at the end of the period	$106,949

CountryPlace’s consumer loans receivable consists of fixed-rate, fixed-term, fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises (GSEs), and those that are non-conforming. In most instances, CountryPlace’s loans are secured by a first-lien position and are provided for the consumer purchase of a home. In rare instances, CountryPlace may provide other types of loans in second-lien or unsecured positions. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages, and other loans.

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

The following table disaggregates CountryPlace’s gross consumer loans receivable as of March 31, 2012, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized	Securitized		Construction	Loans Held
	2005	2007	Unsecuritized	Advances	For Sale	Total
Asset Class
Credit Quality Indicator

Chattel loans
0-619	$1,386	$931	$913	$—	$—	$3,230
620-719	21,083	14,123	1,235	—	—	36,441
720+	24,243	16,514	739	—	—	41,496

Subtotal	46,712	31,568	2,887	—	—	81,167

Conforming mortgages
0-619	—	—	310	—	—	310
620-719	—	—	1,445	2,601	2,751	6,797
720+	—	—	11	1,264	1,783	3,058

Subtotal	—	—	1,766	3,865	4,534	10,165

Non-conforming mortgages
0-619	97	863	2,798	—	—	3,758
620-719	2,138	8,138	5,249	—	—	15,525
720+	2,264	5,090	1,551	—	—	8,905

Subtotal	4,499	14,091	9,598	—	—	28,188

Other loans
Subtotal	—	—	19	—	—	19

	$51,211	$45,659	$14,270	$3,865	$4,534	$119,539

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

	March 31, 2012
		Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance
Texas	41.9%	1.72%	0.72%
Florida	7.2%	3.06%	0.22%
New Mexico	6.8%	1.13%	0.08%
Arizona	6.2%	2.77%	0.17%
Alabama	5.3%	2.21%	0.12%
California	2.0%	0.00%	0.00%
All others	30.6%	3.17%	0.97%

	100.0%		2.28%

The States of California, Florida and Arizona and, to a lesser degree, Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 31, 2012.

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

Under the terms of the direct inventory finance arrangements, the Company provides all of the funds for the independent retailers’ inventory financed. The notes are secured by the inventory collateral and other security depending on the borrower’s (retailer’s) circumstances. The other terms of direct inventory finance arrangements vary depending on the needs of the borrower and the opportunity for the Company, but generally follow the same tenets as the participation programs.

Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	March 31,
	2012	2011
Direct inventory finance notes receivables	$18,367	$12,157
Participation inventory finance notes receivables	6,529	5,771
Allowance for loan loss	(215)	(169)

	$24,681	$17,759

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability and has determined that an applicable allowance for loan loss was not needed at either March 31, 2012 or March 31, 2011.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $215,000 and $169,000 at March 31, 2012 and March 31, 2011, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance receivables (in thousands):

	Year Ended
	March 31,
	2012	2011
Balance at beginning of period	$169	$40

Provision for credit losses	46	204
Loans charged off, net of recoveries	—	(75)

Balance at end of period	$215	$169

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 31,		March 31,
	2012	2011	2012	2011
Inventory finance notes receivable:

Collectively evaluated for impairment	$13,916	$11,116	$—	$—
Individually evaluated for impairment	4,451	1,041	6,529	5,771

	$18,367	$12,157	$6,529	$5,771

Allowance for loan loss:

Collectively evaluated for impairment	$(215)	$(169)	$—	$—
Individually evaluated for impairment	—	—	—	—

	$(215)	$(169)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At March 31, 2012, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 31,		March 31,
	2012	2011	2012	2011
Risk profile based on payment activity:

Performing	$17,972	$11,995	$6,529	$5,771
Watch list	395	162	—	—
Nonperforming	—	—	—	—

	$18,367	$12,157	$6,529	$5,771

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding as of March 31, 2012 and March 31, 2011:

	March 31,
	2012	2011
Arizona	21.4%	21.9%
Texas	11.3%	18.0%
Florida	10.7%	2.2%
California	3.0%	9.3%

The States of Arizona, Florida, California and to a lesser degree Texas, have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of March 31, 2012 or March 31, 2011, respectively.

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

	March 31,
	2012	2011
Property, plant and equipment, at cost:
Land	$21,106	$16,046
Buildings and improvements	25,111	19,672
Machinery and equipment	15,476	11,453

	61,693	47,171
Accumulated depreciation	(11,629)	(11,178)

Property, plant and equipment, net	$50,064	$35,993

8. Goodwill and Other Intangibles

Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are tested for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the years ended March 31, 2012 and 2011, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, insurance business in force over one year and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	March 31, 2012			March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	800	—	800
State insurance licenses	1,100	—	1,100	—	—	—

Total indefinite-lived intangible assets	74,696	—	74,696	68,146	—	68,146

Finite lived:
Customer relationships	6,200	(1,246)	4,954	800	(87)	713
Insurance business in force	2,070	(1,969)	101	—	—	—
Technology	900	(87)	813	—	—	—
Insurance policies and renewal rights	374	(23)	351	—	—	—

Total goodwill and other intangible assets	$84,240	$(3,325)	$80,915	$68,946	$(87)	$68,859

Amortization expense recognized on intangible assets during years ended March 31, 2012 and 2011 was $3.2 million and $53,000, respectively.

Expected amortization for future fiscal years is as follows (in thousands):

Fiscal Year
2013	$1,481
2014	1,379
2015	1,379
2016	348
2017	254

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,
	2012	2011
Salaries, wages and benefits	$10,466	$4,342
Customer deposits	9,740	1,857
Estimated warranties	9,456	9,371
Unearned insurance premiums	6,146	—
Deferred margin	4,399	4,305
Accrued taxes	3,701	707
Accrued insurance	2,860	1,731
Accrued volume rebates	1,579	885
Insurance loss reserves	1,141	—
Reserve for repurchase commitments	819	597
Reserves related to consumer loans sold	794	—
Other	7,394	2,450

	$58,495	$26,245

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

	Year Ended
	March 31,
	2012	2011	2010
Balance at beginning of period	$9,371	$13,891	$5,902
Liability assumed with asset purchase transactions	1,932	—	11,184
Charged to costs and expenses	11,415	3,660	4,205
Payments and deductions	(13,262)	(8,180)	(7,400)

Balance at end of period	$9,456	$9,371	$13,891

11. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,
	2012	2011
Securitized financing 2005-1	$44,726	$—
Securitized financing 2007-1	46,749	—
Construction lending lines	4,550	—
Noncontrolling interest note payable	—	36,000

	$96,025	$36,000

The Company acquired the securitized financings and construction lending lines during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.

The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Palm Harbor Acquisition Date cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield). The following table summarizes securitized financings (in thousands):

	March 31,	Palm Harbor
	2012	Acquisition Date
Securitized financings – contractual amount	$117,507	$134,205
Purchase Discount
Accretable	(26,032)	(32,072)
Non-accretable (1)	—	—

Total securitized financings, net	$91,475	$102,133

(1)	Because the contractual payments on securitized financing are determined by actual cash flows, the Company expects that there will not be a non-accretable difference.

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

The changes in accretable yield on securitized financings were as follows (in thousands):

Year Ended
March 31,
2012
Balance at the beginning of the period	$—
Additions	31,653
Accretion	(5,621)

Balance at the end of the period	$26,032

On July 12, 2005, prior to Fleetwood Homes’ acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of March 31, 2012, the Class A-1 and Class A-2 bonds had been retired.

On March 22, 2007, CountryPlace, completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of March 31, 2012, the Class A-1 and Class A-2 bonds had been retired.

CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 31, 2012, cumulative loss ratios were within the specified levels. However, the Company expects that cumulative loss ratios for the 2007-1 securitized portfolio may exceed its specified level during fiscal year 2013, which would not be expected to have a materially adverse impact on our cash flows. This specified level is scheduled to increase in October 2012, which could ameliorate the situation.

Scheduled maturities of the Company’s debt obligations consist of the following (in thousands):

Fiscal Year
2013	$15,278
2014	10,932
2015	9,378
2016	8,187
2017	7,260

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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	SCC Acquisition Date to
	March 31, 2012
	Written	Earned
Direct premiums	$2,084	$1,377
Assumed premiums—nonaffiliate	8,762	8,315
Ceded premiums—nonaffiliate	(1,815)	(1,815)

Net premiums	$9,031	$7,877

Typical insurance policies written or assumed by Standard have a maximum coverage of $300,000 per claim, of which Standard cedes $240,000 of the risk of loss per reinsurance. Therefore, Standard maintains risk of loss limited to $60,000 per claim on typical policies. Amounts are recoverable by Standard through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $10.0 million in the aggregate.

13. Income Taxes

The provision (benefit) for income taxes for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Current
Federal	$4,227	$1,577	$(3,124)
State	652	272	(324)

Total current	4,879	1,849	(3,448)
Deferred
Federal	(2,061)	49	1,279
State	(319)	(1,009)	163

Total deferred	(2,380)	(960)	1,442

Total provision (benefit)	$2,499	$889	$(2,006)

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates for fiscal years ended March 31, 2012, 2011 and 2010 of 34% to income before income taxes to the total income tax provision (benefit) reported in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Federal income tax at statutory rate	$10,957	$1,687	$(1,969)
Bargain purchase gain	(7,483)	—	—
Step-up in tax basis of assets acquired	(1,241)	—	—
State income taxes (benefit), net of federal benefit	736	200	(172)
True-up of tax credits	(418)	—	—
True-up of deferred tax rate	—	(950)	(63)
True-up of net operating loss carryback claim	—	(73)	131
Other	(52)	25	67

Total income tax provision (benefit)	$2,499	$889	$(2,006)

Net current deferred tax assets and net long-term deferred tax liabilities at March 31, 2012 and 2011 were as follows (in thousands):

	March 31,
	2012	2011
Net current deferred tax assets
Warranty reserves	$3,662	$3,528
Salaries and wages	1,065	465
Inventory	761	213
Insurance reserves	624	495
Repurchase reserves	424	225
Goodwill	270	277
Other	(149)	(206)

	$6,657	$4,997

Net long-term deferred tax (liabilities) assets
Goodwill	$(22,505)	$(20,495)
Loan discount	13,488	—
Property, plant, equipment and depreciation	(4,693)	(1,564)
Net operating loss carryforwards	4,004	2,423
Other intangibles	(3,805)	(551)
Deferred margin	1,927	1,620
Bond discount	(1,218)	—
Buydown points	(1,060)	—
Stock based compensation	983	717
Tax credits	418	—
Reserves related to consumer loans sold	315	—
Other	718	359

	$(11,428)	$(17,491)

During the fiscal 2012 fourth quarter, the Company made an election pursuant to section 338(h)(10) of the Internal Revenue Code relating to the acquisition of its insurance group, consisting of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary. This election allowed the Company to step up the tax basis of the insurance group’s assets to fair value, resulting in an offset to income tax expense of $1.2 million. During the fourth quarter of fiscal year 2011, the Company recognized an income tax benefit of $950,000 resulting from a decrease in Arizona statutory income tax rates.

The Company recorded an insignificant amount of unrecognized tax benefits during the years ended March 31, 2012, 2011 and 2010, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2012, the Company has federal and state net operating loss carryforwards that total $18.3 million and $26.7 million, respectively, that begin to expire in 2031 and 2014, respectively. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted, which allowed, among other things, for certain federal net operating losses to be carried back up to five years to offset taxable income in certain prior years, for which the Company received a tax refund of $4.0 million in January 2011.

The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 31, 2012, the Company evaluated forecasted taxable income and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. At March 31, 2012, the Company’s deferred tax assets do not include $3.6 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforwards. Additional paid-in-capital will be increased by $3.6 million if and when such excess tax benefits are realized.

Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In July 2010, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended March 31, 2009. In July 2011, the IRS completed its examination resulting in an insignificant payment of additional taxes. The Company is no longer subject to examination by the IRS for years before fiscal year 2009. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.

14. Commitments and Contingencies

Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of repurchased homes. The Company applies ASC 460 and ASC 450-20 to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews the retailers' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to sales.

(1) The Company estimates the fair value of the non-contingent portion of its manufacturer's inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer's repurchase agreement in force.

(2) The Company estimates the contingent obligation to make future payments under its manufacturer's inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and records the greater of the two calculations. This contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses experienced by the Company for repurchased inventory.

Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers' financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for dealers who, the Company believes, are experiencing financial difficulty. The Company's repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to sales.

The maximum amount for which the Company was liable under such agreements approximated $12.0 million and $11.1 million at March 31, 2012 and 2011, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $819,000 and $597,000 at March 31, 2012 and March 31, 2011, respectively. The Company made payments under repurchase commitments of $110,000 and $26,000 during fiscal years 2012 and 2011, respectively. Activity in the liability for estimated repurchase contingencies was as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Balance at beginning of period	$597	$760	$741
Charged to costs and expenses	332	(137)	64
Payments and deductions	(110)	(26)	(45)

Balance at end of period	$819	$597	$760

Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $4.2 million, $1.4 million and $1.6 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 31, 2012, are as follows (in thousands):

Fiscal Year
2013	$2,851
2014	2,038
2015	1,393
2016	873
2017 and thereafter	386

$7,541

Letters of Credit. To secure certain reinsurance contracts, Standard maintains an irrevocable letter of credit of $5.0 million to provide assurance that Standard will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company’s investments. CountryPlace maintains an irrevocable letter of credit of $100,000 related to state licensing requirements. The Company maintains a $100,000 irrevocable letter of credit to satisfy the remaining requirements of the self-funded workers’ compensation program which concluded on September 30, 2006. There have been no draws on any of the aforementioned letters of credit.

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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

March 31,
2012
Construction loan contract amount	$6,397
Cumulative advances	(3,865)

Remaining construction contingent commitment	$2,532

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $805,000 as of March 31, 2012, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. There were five claim requests during the year ended March 31, 2012, and four claims open for review for $144,000 as of March 31, 2012.

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

As of March 31, 2012 CountryPlace had outstanding IRLCs of $22.9 million. IRLCs totaling $10.9 million were related to loans held for sale and loans in construction, which are carried at the lower cost or market. The remaining $12.0 million of commitments are recorded at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loan. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. CountryPlace recognized a gain of $11,000 as of March 31, 2012 on the outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities (MBS) and whole loan commitments. Commitments to forward sale of whole loans are typically in an amount proportionate with the amount of IRLC expected to close in particular timeframes, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.

The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Other Current Assets in the Consolidated Balance Sheets. CountryPlace recognized a gain of $7,000 as of March 31, 2012 on the forward sales and whole loan commitments.

Redeemable Noncontrolling Interest. In accordance with the Shareholder Agreement entered into among Fleetwood Homes and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 22).

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

15. Other Comprehensive Income

The difference between net income and total comprehensive income is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Net income (loss)	$29,728	$4,072	$(3,793)
Unrealized gain on available-for-sale investments, net of tax of $60 (1)	116	—	—

Total comprehensive income (loss)	29,844	4,072	(3,793)
Less: total comprehensive income (loss) attributable to redeemable noncontrolling interest	14,549	1,241	(422)

Total comprehensive income (loss) attributable to Cavco common stockholders	$15,295	$2,831	$(3,371)

(1)	Pre-tax unrealized gain on available-for-sale investments for the year ended March 31, 2012 was $176,000.

Fifty-percent of the unrealized gain on available-for-sale investments, net of tax, or $58,000, is attributable to the redeemable noncontrolling interest, while the remaining fifty-percent, or $58,000, is attributable to Cavco stockholders, consistent with Cavco’s ownership of Fleetwood Homes.

16. Stock-Based Compensation

The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 340,276 shares were still available for grant at March 31, 2012. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation (“ASC 718”). Stock option compensation expense decreased income before income taxes by approximately $905,000, $655,000 and $356,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for the fiscal years ended March 31, 2012, 2011 and 2010 was approximately $916,000, $671,000 and $372,000, respectively. As of March 31, 2012, total unrecognized compensation cost related to stock options was approximately $2.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.02 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal year ended March 31, 2012:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term	(in thousands)
Outstanding at March 31, 2009	576,079	$16.82
Granted	140,000	25.69
Exercised	(34,499)	12.16

Outstanding at March 31, 2010	681,580	$18.88	2.37	$10,400

Granted	65,500	35.80
Exercised	(345,580)	11.55

Outstanding at March 31, 2011	401,500	$27.95	3.59	$6,910

Granted	80,100	44.45
Exercised	(72,850)	20.08
Canceled or forfeited	(1,250)	24.18

Outstanding at March 31, 2012	407,500	$32.62	3.91	$5,689

Exercisable at March 31, 2010	519,330	$16.41	1.21	$9,208

Exercisable at March 31, 2011	192,750	$26.81	1.59	$3,537

Exercisable at March 31, 2012	168,775	$31.57	2.37	$2,533

The weighted-average estimated fair value of employee stock options granted during the fiscal years ended March 31, 2012, 2011 and 2010 were $17.96, $13.99 and $10.52, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2012, 2011 and 2010 were $1.3 million, $8.3 million and $850,000, respectively.

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

	Fiscal Year
	2012	2011	2010
Volatility	46.4%	44.1%	41.2%
Risk-free interest rate	1.6%	1.8%	2.6%
Dividend yield	0.0%	0.0%	0.0%
Expected option life in years	4.60	4.74	5.41

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

Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s stock-based compensation plans and changes for the fiscal year ended March 31, 2012 is as follows:

	Shares	Grant-Date Fair Value
Nonvested at March 31, 2009	1,182	$35.50
Vested	(342)	35.09

Nonvested at March 31, 2010	840	35.67
Vested	(342)	35.09

Nonvested at March 31, 2011	498	36.07
Vested	(340)	35.11

Nonvested at March 31, 2012	158	$38.16

17. Earnings Per Share

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

	Year Ended March 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Net income attributable to Cavco common stockholders	$15,237	$2,831	$(3,371)

Weighted average shares outstanding:
Basic	6,877,437	6,637,270	6,516,572
Common stock equivalents—treasury stock method	71,640	222,187	—

Diluted	6,949,077	6,859,457	6,516,572

Net income per share attributable to Cavco common stockholders:
Basic	$2.22	$0.43	$(0.52)

Diluted	$2.19	$0.41	$(0.52)

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the years ended March 31, 2012, 2011 and 2010 were 2,568, 84 and 246,192, respectively.

18. Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	March 31, 2012		March 31, 2011
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$41,094	$41,094	$76,513	$76,513
Restricted cash (1)	6,784	6,784	436	436
Investments (2)	14,202	14,202	—	—
Consumer loans receivable (3)	119,299	122,620	—	—
Interest rate lock commitments	11	11	—	—
Forward commitments	7	7	—	—
Inventory finance receivable (4)	24,681	24,681	17,759	17,759
Construction lending line (4)	4,550	4,550	—	—
Securitized financings (5)	91,475	94,765	—	—

(1)	The fair value approximates book value due to the instruments’ short term maturity.
(2)	The fair value is based on quoted market prices.
(3)

Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of March 31, 2012.

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

When the Company uses observable market prices for identical securities that are traded in less active markets, it classifies such securities as level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$1,381	$—	$1,381	$—
Mortgage-backed securities (1)	3,915	—	3,915	—
Securities issued by states and political subdivisions (1)	1,212	—	1,212	—
Corporate debt securities (1)	3,676	—	3,676	—
Marketable equity securities (1)	4,018	4,018	—	—
Interest rate lock commitments	11	—	—	11
Forward commitments	7	—	—	7

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.

No transfers between Level 1 and Level 2 occurred during the year ended March 31, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$41,094	$41,094	$—	$—
Loans held for investment	113,882	—	—	113,882
Loans held for sale	4,872	—	4,872	—
Loans held—construction advances	3,866	—	—	3,866
Inventory finance receivable	24,681	—	—	24,681
Construction lending facility	4,550	—	4,550	—
Securitized financings	94,765	—	94,765	—

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the year ended March 31, 2012. The Company recorded impairment charges for assets held for sale or used in operations of $327,000 and $288,000 during the years ended March 31, 2011 and 2010, respectively.

Assets measured on a nonrecurring basis also include loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of March 31, 2012.

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

19. Employee Benefit Plans

The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $5.5 million, $3.4 million and $2.7 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2011, the Company match was 20% of the first 3% of eligible compensation contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $188,000, $117,000 and $61,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

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

During the first quarter of fiscal year 2012, Palm Harbor Delaware completed the purchase of the Palm Harbor Florida assets and the assumption of specified liabilities pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The effective date of the transaction was April 23, 2011 (the “Palm Harbor Acquisition Date”), except for Palm Harbor’s acquisition of the stock of Standard Casualty Co., which occurred on June 10, 2011. The aggregate gross purchase price was $83.9 million and is exclusive of transaction costs, specified liabilities assumed and post-closing adjustments. Of the purchase price, (i) approximately $45.3 million was used to retire the debtor-in-possession loan previously made by Fleetwood Homes to Palm Harbor Florida (see Note 20); and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard Casualty Co. to Palm Harbor Delaware, at which time the escrowed funds were released to the Palm Harbor Florida estate. The purchase price was funded by Fleetwood Homes’ cash on hand, along with contributions of $36.0 million each from the Company and Third Avenue Value Fund (see Note 23).

Palm Harbor Delaware acquired five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, and specified contracts and leases. In addition, as of the Palm Harbor Acquisition Date, Palm Harbor Delaware purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. Palm Harbor Delaware also acquired all of the outstanding shares of Standard Insurance Agency, Inc. and its subsidiary. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of Standard Casualty Co. Further, Palm Harbor Delaware assumed certain liabilities of Palm Harbor Florida, including primarily debt facilities of the finance subsidiaries.

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

The purchase of the Palm Harbor Florida assets provides further operating capacity, increased home production capabilities and distribution, and entry into financial and insurance businesses specific to the Company’s industry. The transaction further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Pacific, South Central and South Atlantic regions. The Company believes it will have continued opportunity to achieve certain synergies and cost reductions by eliminating redundant processes and overhead.

Acquisition Date Fair Value of Consideration Transferred. The following table details the Palm Harbor Acquisition Date fair value of the consideration transferred to acquire Palm Harbor (in thousands):

Acquisition Date
Fair Value
Cash advanced to Palm Harbor under DIP financing, credited to purchase	$44,117
Paid-in-kind interest on DIP financing, credited to purchase price	1,184
Additional cash consideration	38,599

Total consideration transferred	$83,900

Recording of Assets Acquired and Liabilities Assumed. The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition dates (in thousands):

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

(3)

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned for the Palm Harbor acquisition are reasonable. In the first quarter ended June 30, 2011, the Company originally reported a gain of $18.8 million, which has been retrospectively adjusted to $22.0 million, as reflected in the table above. The increase in the gain was the result of a $5.2 million revision to the value of retail finished goods, which led to a $0.23 increase in first quarter and year-to-date basic and diluted earnings per share.

In connection with the acquisition of Palm Harbor, approximately $30.4 million was transferred from Fleetwood Homes to the Palm Harbor Florida estate at closing of the Palm Harbor transaction on April 23, 2011 and $19.5 million was used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace, on May 10, 2011 (including payoff of the loan, prepayment penalty and related legal fees).

During the fiscal years ended March 31, 2012 and 2011, the Company recorded acquisition-related costs of $879,000 and $272,000, respectively. These costs were expensed as incurred and recognized in selling, general and administrative expenses on the Consolidated Statement of Operations. The Company anticipates no significant additional acquisition-related costs related to the purchase of the Palm Harbor assets.

Because the Company purchased Palm Harbor out of bankruptcy, the fair value of identifiable assets acquired and specified liabilities assumed exceeded the fair value of the consideration transferred. In accordance with ASC 805, Business Combinations, the Company consequently reassessed the recognition and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain on bargain purchase of $22.0 million in its consolidated statements of operations for the year ended March 31, 2012. The gain on bargain purchase was not taxable, causing a variation in the customary relationship between income before income taxes and income tax expense for the year ended March 31, 2012.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.

For the year ended March 31, 2012, Palm Harbor contributed net sales of $252.3 million and net income of $26.7 million to the consolidated results of operations, which included $22.0 million related to gain on bargain purchase.

Pro Forma Impact of Acquisition (unaudited). The following table presents supplemental pro forma information as if the acquisition of Palm Harbor had occurred on April 1, 2010 (in thousands):

	Unaudited Pro Forma
	Consolidated Results
	Year Ended
	March 31,
	2012	2011
Net sales	$457,568	$431,433
Net income (loss) attributable to Cavco common stockholders	5,470	8,326
Diluted net income (loss) per share attributable to Cavco common stockholders	0.79	1.21

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Cavco and Palm Harbor, reflecting both Cavco and Palm Harbor results of operations for years ended March 31, 2012 and 2011, respectively. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on April 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition, including the elimination of overhead costs. The results reflect primarily the following pro forma pre-tax adjustments:

•	Reduction of fifty-percent of the $22.0 million bargain purchase gain for the year ended March 31, 2012, representing a decrease of $11.0 million in net income attributable to Cavco, and an increase of fifty-percent of the bargain purchase gain for the year ended March 31, 2011, representing an increase of $11.0 million in net income attributable to Cavco common stockholders. The fifty-percent portion is consistent with Cavco’s ownership of Fleetwood Homes.

•	Reclassification of amounts to conform to Cavco’s accounting policies resulted in no impact to net income/(loss). For the year ended March 31, 2012, net sales were grossed up by $1.2 million, cost of sales were grossed up by $1.1 million, SG&A decreased by $428,000, interest expense increased by $44,000, and other income decreased by $445,000. For the year ended March 31, 2011, net sales were grossed up by $18.7 million, cost of sales were grossed up by $18.2 million, SG&A decreased by $3.2 million, interest expense increased by $593,000, and other income decreased by $3.1 million.

•	Reclassification of amounts to conform to Cavco’s accounting policies for revenue recognition in the retail sales process, resulting in the reclassification of net sales and cost of sales among periods. These revenue recognition adjustments resulted in decreases of net sales and cost of sales of $203,000 and $166,000 for the year ended March 31, 2012 and increases of $10.7 million and $7.6 million of net sales and cost of sales for the year ended March 31, 2011, net of adjustments for amounts deferred under Cavco’s revenue recognition policy.

•	Elimination of Palm Harbor’s historical interest expense related to Senior Convertible Notes discharged in bankruptcy, a note payable settled prior to the bankruptcy and a credit agreement that has been terminated and will not be a part of the Company’s capitalization going forward. ($239,000 and $7.1 million in the year ended March 31, 2012 and 2011, respectively).

•	Elimination of $1.9 million of costs incurred and $187,000 of interest income in the year ended March 31, 2012. These are directly attributable to the bankruptcy and subsequent acquisition, and which do not have a continuing impact on the combined company’s operating results. Included in these costs are advisory, legal and regulatory costs incurred by both legacy Cavco and legacy Palm Harbor and income and costs related to the debtor-in-possession financing that has been terminated.

•	Additional amortization expense (approximately $111,000 and $3.2 million for the year ended March 31, 2012 and 2011, respectively) related to the fair value of identifiable intangible assets acquired.

•	Reduction in depreciation expense (approximately $128,000 and $2.4 million for the year ended March 31, 2012 and 2011, respectively) related to the fair value adjustment to property, plant and equipment acquired.

•	Elimination of operating activities related to closed manufacturing facilities and retail locations that (i) were not purchased in the transaction or (ii) are held for sale as of the Date of Acquisition. The amounts eliminated included sales of $645,000 and $26.6 million, cost of sales of $1.3 million and $26.0 million, and SG&A of $558,000 and $10.2 million for the year ended March 31, 2012 and 2011, respectively.

•	In addition, all of the above adjustments were adjusted for the applicable tax impact.

22. Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest. During fiscal year 2010, the Company and an investment partner, Third Avenue Value Fund formed Fleetwood Homes, Inc., with an initial contribution of $35.0 million each for equal fifty-percent ownership interests. On July 21, 2009, Fleetwood Homes entered into an asset purchase agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business.

The Company and Third Avenue Value Fund subsequently contributed an additional $36.0 million each in anticipation of the purchase of Palm Harbor, which was completed during the first quarter of fiscal year 2012. Subsequent to the transaction, a portion of Third Avenue Value Fund’s interests were transferred to an affiliate along with the applicable rights and obligations. This transfer had no impact on Cavco’s ownership interest. Third Avenue Value Fund and its affiliate are hereinafter collectively referred to as “Third Avenue.” See Notes 21 and 23 for further information.

Financial information for Fleetwood Homes is included in the Company’s Consolidated Financial Statements and the related Notes that appear in this Form 10-K in accordance with the provisions of ASC 810. Management has determined that, under GAAP, although Fleetwood Homes is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood Homes. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood Homes. Members of Cavco’s management hold all of the seats on the board of directors of Fleetwood Homes. In addition, as part of a management services agreement among Cavco, Fleetwood Homes and Third Avenue, Cavco provides all executive-level management services to Fleetwood Homes including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood Homes is considered a “redeemable noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements.

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

In accordance with the Shareholder Agreement entered into among Fleetwood Homes and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood Homes has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood Homes common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood Homes common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 31, 2012; however, in any event, these conditions will be met on August 18, 2014.

The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco. The availability of net share settlement is dependent upon a number of factors. For example, at the time of such purchase, Cavco’s common stock must be listed on either the NASDAQ or the New York Stock Exchange. In the case of Third Avenue’s exercise of its Put Right, Cavco may elect to pay all or a portion of such purchase price in the form of shares of common stock of Cavco. In the case of Cavco’s exercise of its Call Right, Third Avenue may elect to receive all or a portion of such purchase price in the form of shares of common stock of Cavco. In addition, net share settlement would not be available if it were to lead to a change of control of Cavco. If either Cavco or Third Avenue makes such election, the shares of Cavco common stock to be issued to Third Avenue would be valued based on the average closing price of Cavco’s common stock for the sixty most recent trading days. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, Third Avenue’s noncontrolling interest in Fleetwood Homes is classified as a temporary equity mezzanine item between liabilities and stockholders’ equity. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right.

The carrying amount is subject to adjustment, after attribution of net income or loss of Fleetwood Homes, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through March 31, 2012, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.

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

24. Related Party Transactions

At March 31, 2012, Third Avenue Management LLC beneficially owned approximately 13.0% of Cavco Industries, Inc. outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures (“ASC 850”). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood Homes, the Fleetwood Homes transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.

25. Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income before income taxes by segment (in thousands):

	Year Ended March 31,
	2012	2011	2010
Net sales:
Factory-built housing	$406,833	$171,827	$115,612
Financial services	36,233	—	—

	$443,066	$171,827	$115,612

Net sales for financial services consists of:
Consumer finance	$22,194	$—	$—
Insurance	14,039	—	—

	$36,233	$—	$—

Income before income taxes:
Factory-built housing	$8,809	$9,425	$(2,262)
Financial services	8,340	—	—
General corporate charges	(6,931)	(4,464)	(3,537)
Gain on bargain purchase	22,009	—	—

	$32,227	$4,961	$(5,799)

Depreciation:
Factory-built housing	$2,199	$1,264	$1,124
Financial services	85	—	—
General corporate	34	40	46

	$2,318	$1,304	$1,170

Amortization:
Factory-built housing	$1,085	$53	$34
Financial services	2,153	—	—

	$3,238	$53	$34

Income tax expense (benefit):
Factory-built housing	$525	$889	$(2,006)
Financial services	1,974	—	—

	$2,499	$889	$(2,006)

Capital expenditures:
Factory-built housing	$2,381	$940	$391
Financial services	39	—	—
General corporate	7	19	—

	$2,427	$959	$391

	As of March 31,
	2012	2011
Total assets:
Factory-built housing	$246,833	$193,143
Financial services	166,555	—
Corporate	23,946	76,576

	$437,334	$269,719

26. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited quarterly financial information for the years ended March 31, 2012, 2011 and 2010.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal year ended March 31, 2012
Net sales	$98,981	$130,008	$114,564	$99,513	$443,066
Gross profit	16,160	28,228	26,922	24,635	95,945
Net income	20,688	3,172	2,980	2,888	29,728
Net income attributable to Cavco common stockholders	10,222	1,685	1,677	1,653	15,237
Net income per share attributable to Cavco common stockholders:
Basic	$1.50	$0.24	$0.24	$0.24	$2.22

Diluted	$1.48	$0.24	$0.24	$0.24	$2.19

Fiscal year ended March 31, 2011
Net sales	$47,505	$45,888	$39,612	$38,822	$171,827
Gross profit	6,441	7,179	5,343	5,315	24,278
Net income	850	1,199	290	1,733	4,072
Net income attributable to Cavco common stockholders	518	680	24	1,609	2,831
Net income per share attributable to Cavco common stockholders:
Basic	$0.08	$0.10	$—	$0.24	$0.43

Diluted	$0.08	$0.10	$—	$0.23	$0.41