Form 10-Q
period 2012-06-30
CAVCO INDUSTRIES INC
filed 2012-08-09
CIK 278166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 6, 2012, there were 6,967,954 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.

FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,149	$41,094
Restricted cash, current	7,132	6,331
Accounts receivable, net	14,262	14,871
Short-term investments	5,514	5,377
Current portion of consumer loans receivable, net	20,190	20,705
Inventories	57,840	62,246
Assets held for sale	3,903	3,903
Prepaid expenses and other current assets	8,736	7,848
Deferred income taxes	6,498	6,657

Total current assets	171,224	169,032

Restricted cash	453	453
Investments	9,595	8,825
Consumer loans receivable, net	97,683	98,594
Inventory finance notes receivable, net	24,682	24,681
Property, plant and equipment, net	49,606	50,064
Goodwill and other intangibles, net	80,469	80,915
Deferred income taxes	4,011	4,770

Total assets	$437,723	$437,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,342	$11,732
Accrued liabilities	58,304	58,495
Construction lending lines	2,536	4,550
Current portion of securitized financings	10,976	10,728

Total current liabilities	84,158	85,505

Securitized financings	78,446	80,747
Deferred income taxes	16,212	16,198

Redeemable noncontrolling interest	87,286	86,541

Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,966,454 and 6,890,796 shares, respectively	70	69
Additional paid-in capital	134,019	131,589
Retained earnings	37,487	36,627
Accumulated other comprehensive income	45	58

Total stockholders’ equity	171,621	168,343

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$437,723	$437,334

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net sales	$118,781	$98,981
Cost of sales	94,726	82,821

Gross profit	24,055	16,160
Selling, general and administrative expenses	19,975	16,990

Income (loss) from operations	4,080	(830)
Interest expense	(1,683)	(1,461)
Other income	395	360
Gain on bargain purchase	—	22,009

Income before income taxes	2,792	20,078
Income tax (expense) benefit	(1,174)	610

Net income	1,618	20,688
Less: net income attributable to redeemable noncontrolling interest	758	10,466

Net income attributable to Cavco common stockholders	$860	$10,222

Comprehensive income:
Net income	$1,618	$20,688
Unrealized loss on available-for-sale securities, net of tax	(26)	(64)

Comprehensive income	1,592	20,624
Comprehensive income attributable to redeemable noncontrolling interest	745	10,434

Comprehensive income attributable to Cavco common stockholders	$847	$10,190

Net income per share attributable to Cavco common stockholders:
Basic	$0.12	$1.49

Diluted	$0.12	$1.48

Weighted average shares outstanding:
Basic	6,923,676	6,838,324

Diluted	6,995,771	6,894,380

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,618	$20,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,091	867
Provision for credit losses	213	(84)
Deferred income taxes	946	(414)
Share-based compensation expense	270	185
Non-cash interest income	(364)	(624)
Non-cash interest expense	189	188
Loss on sale of property, plant and equipment including assets held for sale	13	—
Gain on bargain purchase	—	(22,009)
Gain on sale of loans	(1,539)	(950)
Gain on sale of investments	(30)	(14)
Changes in operating assets and liabilities:
Restricted cash	(801)	(634)
Accounts receivable	599	(1,652)
Consumer loans originated	(22,705)	(14,014)
Principal payments on consumer loans receivable	2,983	2,117
Proceeds from sales of consumer loans	22,829	13,188
Inventories	4,406	(960)
Prepaid expenses and other current assets	(888)	(2,826)
Inventory finance receivable	18	(489)
Accounts payable and accrued liabilities	419	12,639

Net cash provided by operating activities	9,267	5,202

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(221)	(1,029)
Proceeds from sale of property, plant and equipment including assets held for sale	21	—
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	—	(67,639)
Purchases of investments	(1,578)	(75)
Proceeds from sale of investments	608	1,129
Investment in debtor-in-possession note receivable	—	(6,238)
Proceeds from payoff of debtor-in-possession note receivable	—	45,301

Net cash used in investing activities	(1,170)	(28,551)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,161	1,436
Net (repayment) proceeds of construction lending line	(2,014)	808
Payments on Virgo debt	—	(19,456)
Payments on securitized financings	(2,189)	(2,415)

Net cash used in financing activities	(2,042)	(19,627)

Net increase (decrease) in cash and cash equivalents	6,055	(42,976)
Cash and cash equivalents at beginning of period	41,094	76,513

Cash and cash equivalents at end of period	$47,149	$33,537

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,514	$1,160

Cash paid during the period for interest	$1,644	$1,565

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cavco Industries, Inc., and its subsidiaries (collectively, the “Company” or “Cavco”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of June 30, 2012 through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on June 12, 2012 (the “Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year.

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations, and (2) financial services, which includes consumer finance and insurance.

Through our Fleetwood Homes, Inc. (“Fleetwood”) subsidiary, jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue”), certain manufactured housing assets and liabilities were acquired on August 17, 2009 (the “Fleetwood Acquisition Date”). Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company, as described further in Note 20 to the Consolidated Financial Statements.

Financial information for Fleetwood is included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation (“ASC 810”). Management has determined that, under GAAP, although Fleetwood is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood wherein members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provides all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Note 19).

During fiscal year 2012, Fleetwood, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), purchased substantially all of the assets and assumed specified liabilities of Palm Harbor Inc., a Florida corporation, and certain of its subsidiaries, (collectively, “Palm Harbor Florida”) pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. The effective date of the transaction was April 23, 2011 (the “Palm Harbor Acquisition Date”), except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. The aggregate gross purchase price was $83.9 million, exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Approximately $45.3 million of the purchase price was used to retire the Debtor-In-Possession (“DIP”) loan previously made by Fleetwood to Palm Harbor Florida. The purchase price was funded by Fleetwood’s cash on hand, along with equal contributions of $36.0 million each from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of the insurance subsidiary.

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

Standard is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard holds insurance licenses in multiple states; however, a significant portion of its writing occurs in Texas. In addition to writing direct policies, Standard assumes and cedes reinsurance in the ordinary course of business (see Note 12).

CountryPlace originates single-family residential mortgages and services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured homes chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development (“HUD”) to directly endorse Federal Housing Administration (“FHA”) Title I and Title II mortgage insurance, is approved by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) to issue GNMA-insured mortgage-backed securities, and is authorized to sell mortgages to, and service mortgages for, the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise (“GSE”), such as Fannie Mae, or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 5).

Recent Accounting Pronouncements. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The adoption of ASU 2011-05 affected the Company’s presentation of comprehensive income within the Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2011. In this update, an entity has the option to first assess qualitative factors to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. As of the beginning of the current fiscal year, the Company has adopted all of the aforementioned provisions of ASU 2011-08.

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company will consider this guidance as it completes its annual evaluation.

For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Restricted Cash

Restricted cash consists of the following (in thousands):

	June 30, 2012	March 31, 2012
Cash related to CountryPlace customer payments to be remitted to third parties	$3,928	$3,643
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	2,159	2,128
Cash related to retail homebuyer deposits held in trust	1,045	560
Other restricted cash	453	453

	$7,585	$6,784

3. Investments

The following table summarizes the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,662	$12	$—	$1,674
Mortgage-backed securities	4,674	19	(72)	4,621
States and political subdivisions	1,179	27	—	1,206
Corporate debt securities	3,611	36	—	3,647
Marketable equity securities	3,847	245	(131)	3,961

	$14,973	$339	$(203)	$15,109

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,371	$11	$(1)	$1,381
Mortgage-backed securities	3,946	17	(48)	3,915
States and political subdivisions	1,186	26	—	1,212
Corporate debt securities	3,640	37	(1)	3,676
Marketable equity securities	3,883	218	(83)	4,018

	$14,026	$309	$(133)	$14,202

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,373	$(72)	$—	$—	$2,373	$(72)
Marketable equity securities	695	(54)	471	(77)	1,166	(131)

	$3,068	$(126)	$471	$(77)	$3,539	$(203)

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government Agencies	$249	$(1)	$—	$—	$249	$(1)
Mortgage-backed securities	2,509	(48)	—	—	2,509	(48)
Corporate debt securities	384	(1)	—	—	384	(1)
Marketable equity securities	1,194	(83)	—	—	1,194	(83)

	$4,336	$(133)	$—	$—	$4,336	$(133)

Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at June 30, 2012.

The Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($2.5 million of the total fair value and $121,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $10,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,549	$1,553	$1,355	$1,359
Due after one year through five years	5,751	5,823	5,498	5,573
Due after five years through ten years	259	272	260	270
Due after ten years	3,567	3,500	3,030	2,982

	$11,126	$11,148	$10,143	$10,184

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three months ended June 30, 2012 were approximately $31,000. Gross losses realized were approximately $1,000 for the three months ended June 30, 2012.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	March 31, 2012
Raw materials	$18,785	$18,570
Work in process	6,520	6,270
Finished goods and other	32,535	37,406

	$57,840	$62,246

5. Consumer Loans Receivable

The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Consumer loans receivable held for sale and construction advances are carried at the lower of cost or market value. The following table summarizes consumer loans receivable (in thousands):

	June 30, 2012	March, 31 2012
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$107,926	$110,629
Loans held for investment (originated after Palm Harbor Acquisition Date)	665	511
Loans held for sale	5,555	4,534
Loans held - construction advances on non-conforming mortgages	3,952	3,865

Consumer loans receivable	118,098	119,539
Deferred financing fees and other, net	(225)	(240)

Consumer loans receivable, net	$117,873	$119,299

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

	June 30, 2012	March 31, 2012
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$290,591	$293,818
Purchase Discount
Accretable	(103,385)	(106,949)
Non-accretable	(78,760)	(75,928)
Less consumer loans receivable reclassified as other assets	(520)	(312)

Total acquired consumer loans receivable held for investment, net	$107,926	$110,629

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected by CountryPlace. At the balance sheet date, the Company evaluates whether the present value of expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the Palm Harbor Acquisition Date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Balance at the beginning of the period	$106,949	$—
Additions	—	118,335
Accretion	(3,564)	(2,864)

Balance at the end of the period	$103,385	$115,471

CountryPlace’s consumer loans receivable consists of fixed-rate, fixed-term, fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of GSEs, and those that are non-conforming. In most instances, CountryPlace’s loans are secured by a first-lien position and are provided for the consumer purchase of a home. In rare instances CountryPlace may provide other types of loans in second-lien or unsecured positions. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages, and other loans.

In measuring credit quality within each segment and class, CountryPlace uses commercially available credit scores (“FICO”). At the time of each loan’s origination, CountryPlace obtains credit scores from each of the three primary credit bureaus, if available. To evaluate credit quality of individual loans, CountryPlace uses the mid-point of the available credit scores or, if only two scores are available, the Company uses the lower of the two. CountryPlace does not update credit bureau scores after the time of origination.

The following table disaggregates CountryPlace’s gross consumer loans receivable as of June 30, 2012, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment			Construction Advances	Consumer Loans Held For Sale	Total
	Securitized 2005	Securitized 2007	Unsecuritized
Asset Class
Credit Quality Indicator

Chattel loans
0-619	$1,392	$896	$915	$—	$—	$3,203
620-719	20,600	13,829	1,148	—	—	35,577
720+	23,630	16,082	733	—	—	40,445

Subtotal	45,622	30,807	2,796	—	—	79,225

Conforming mortgages
0-619	—	—	309	—	—	309
620-719	—	—	1,457	2,805	2,578	6,840
720+	—	—	107	1,147	2,977	4,231

Subtotal	—	—	1,873	3,952	5,555	11,380

Non-conforming mortgages
0-619	97	856	2,682	—	—	3,635
620-719	2,127	7,764	5,207	—	—	15,098
720+	2,189	5,010	1,544	—	—	8,743

Subtotal	4,413	13,630	9,433	—	—	27,476

Other loans
Subtotal	—	—	17	—	—	17

	$50,035	$44,437	$14,119	$3,952	$5,555	$118,098

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

June 30, 2012
		Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance
Texas	41.9%	0.87%	0.36%
Florida	6.9%	2.11%	0.14%
New Mexico	6.8%	1.16%	0.08%
Arizona	6.0%	1.68%	0.10%
Alabama	5.9%	1.76%	0.10%
California	2.1%	3.35%	0.07%
All others	30.4%	3.30%	1.00%

	100.0%		1.85%

The States of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 30, 2012.

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

Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	June 30,	March 31,
	2012	2012
Direct inventory finance receivables	$17,458	$18,367
Participation inventory finance receivables	7,420	6,529
Allowance for loan loss	(196)	(215)

	$24,682	$24,681

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability and has determined that an applicable allowance for loan loss was not needed at either June 30, 2012 or March 31, 2012.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $196,000 and $215,000 at June 30, 2012 and March 31, 2012, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance receivables (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$215	$169
Provision for credit losses	(19)	4
Loans charged off, net of recoveries	—	—

Balance at end of period	$196	$173

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June 30,	March 31,	June 30,	March 31,
	2012	2012	2012	2012
Inventory finance notes receivable:
Collectively evaluated for impairment	$12,674	$13,916	$—	$—
Individually evaluated for impairment	4,784	4,451	7,420	6,529

	$17,458	$18,367	$7,420	$6,529

Allowance for loan loss:

Collectively evaluated for impairment	$(196)	$(215)	$—	$—
Individually evaluated for impairment	—	—	—	—

	$(196)	$(215)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At June 30, 2012, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June 30,	March 31,	June 30,	March 31,
	2012	2012	2012	2012
Risk profile based on payment activity:

Performing	$17,045	$17,972	$7,420	$6,529
Watch list	413	395	—	—
Nonperforming	—	—	—	—

	$17,458	$18,367	$7,420	$6,529

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding as of June 30, 2012 and March 31, 2012:

	June 30,	March 31,
	2012	2012
Arizona	18.5%	21.4%
Texas	12.0%	11.3%
Florida	10.2%	10.7%
California	6.0%	3.0%

The States of Arizona, Florida, California, and to a lesser degree Texas, have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of June 30, 2012 or March 31, 2012, respectively.

7. Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 10 to 39 years, and machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. Property, plant and equipment consist of the following (in thousands):

	June 30,	March 31,
	2012	2012
Property, plant and equipment, at cost:
Land	$21,106	$21,106
Buildings and improvements	25,216	25,111
Machinery and equipment	15,539	15,476

	61,861	61,693

Accumulated depreciation	(12,255)	(11,629)

Property, plant and equipment, net	$49,606	$50,064

8. Goodwill and Other Intangibles

Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are tested for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the three months ended June 30, 2012 and 2011, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, insurance business in force over one year and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	June 30, 2012			March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100

Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696

Finite lived:
Customer relationships	6,200	(1,562)	4,638	6,200	(1,246)	4,954
Insurance business in force	2,070	(2,070)	—	2,070	(1,969)	101
Technology	900	(110)	790	900	(87)	813
Insurance policies and renewal rights	374	(29)	345	374	(23)	351

Total goodwill and other intangible assets	$84,240	$(3,771)	$80,469	$84,240	$(3,325)	$80,915

Amortization expense recognized on intangible assets during the three months ended June 30, 2012 and 2011 was $446,000 and $407,000, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	March 31,
	2012	2012
Customer deposits	$10,575	$9,740
Salaries, wages and benefits	9,571	10,466
Estimated warranties	9,082	9,456
Unearned insurance premiums	6,834	6,146
Deferred margin	5,263	4,399
Accrued insurance	3,150	2,860
Accrued taxes	2,909	3,701
Accrued volume rebates	1,537	1,579
Insurance loss reserves	1,140	1,141
Reserves related to consumer loans sold	1,002	805
Reserve for repurchase commitments	899	819
Other (various)	6,342	7,383

	$58,304	$58,495

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

	Three Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$9,456	$9,371
Liability assumed with
Palm Harbor transaction	—	1,932

Charged to costs and expenses	2,673	3,006
Payments and deductions	(3,047)	(2,826)

Balance at end of period	$9,082	$11,483

11. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	March 31,
	2012	2012
Securitized financing 2005-1	$43,661	$44,726
Securitized financing 2007-1	45,761	46,749
Construction lending lines	2,536	4,550

	$91,958	$96,025

The Company acquired CountryPlace’s securitized financings and construction lending lines during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.

The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for securitized consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Palm Harbor Acquisition Date cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield). The following table summarizes securitized financings (in thousands):

	June 30,	March 31,
	2012	2012
Securitized financings – contractual amount	$114,056	$117,507
Purchase Discount
Accretable	(24,634)	(26,032)

Non-accretable (1)	—	—

Total securitized financings, net	$89,422	$91,475

(1)	Because the contractual payments on securitized financing are determined by actual cash flows, the Company expects that there will not be a non-accretable difference.

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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Balance at the beginning of the period	$26,032	$—
Additions	—	32,072
Accretion	(1,398)	(726)

Balance at the end of the period	$24,634	$31,346

On July 12, 2005, prior to Fleetwood’s acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of June 30, 2012, the Class A-1 and Class A-2 bonds had been retired.

On March 22, 2007, prior to Fleetwood’s acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of June 30, 2012, the Class A-1 and Class A-2 bonds had been retired.

CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 30, 2012, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The Company expects that the cumulative loss ratio for the 2007-1 securitized portfolio may continue to exceed its specified level during the remainder of fiscal year 2013. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. This specified level is scheduled to increase in October 2012, which may ameliorate the situation.

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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	June 30, 2012		June 30, 2011
	Written	Earned	Written	Earned
Direct premiums	$1,311	$807	$193	$87
Assumed premiums - nonaffiliate	3,333	2,772	909	780
Ceded premiums - nonaffiliate	(763)	(763)	(115)	(115)

Net premiums	$3,881	$2,816	$987	$752

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

14. Commitments and Contingencies

Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $12.9 million at June 30, 2012, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $899,000 and $819,000 at June 30, 2012 and March 31, 2012, respectively, related to these commitments.

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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 30,	March 31,
	2012	2012
Construction loan contract amount	$8,750	$6,397
Cumulative advances	(3,952)	(3,865)

Remaining construction contingent commitment	$4,798	$2,532

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million and $805,000 as of June 30, 2012 and March 31, 2012, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. There were no claim requests during the three months ended June 30, 2012, and five claims open for review totaling $79,000 as of June 30, 2012.

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

As of June 30, 2012 CountryPlace had outstanding IRLCs of $28.8 million. IRLCs totaling $14.3 million were related to loans held for sale and loans in construction, which are carried at the lower of cost or market. The remaining $14.5 million of commitments are recorded at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three months ended June 30, 2012, CountryPlace recognized a gain of $2,000 on the outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities (MBS) and whole loan sale commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLC expected to close in particular timeframes, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.

The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Other Current Assets in the Consolidated Balance Sheets. During the three months ended June 30, 2012, CountryPlace recognized a loss of $28,000 on forward sales and whole loan sale commitments.

Redeemable Noncontrolling Interest. In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding any gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of June 30, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

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

15. Stockholders’ Equity

The following table represents changes in stockholders’ equity attributable to Cavco’s stockholders and redeemable non-controlling interest for the three months ended June 30, 2012 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Additional		Accumulated Other		Redeemable
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Total	Interest
Balance, March 31, 2012	6,890,796	$69	$131,589	$36,627	$58	$168,343	$86,541
Stock option exercises	75,658	1	2,160	—	—	2,161	—
Share-based compensation	—	—	270	—	—	270	—
Net income	—	—	—	860	—	860	758
Other comprehensive loss (1)	—	—	—	—	(13)	(13)	(13)

Balance, June 30, 2012	6,966,454	$70	$134,019	$37,487	$45	$171,621	$87,286

(1)	Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Pre-tax unrealized loss on available-for-sale investments was $40,000 for the three months ended June 30, 2012.

16. Stock-Based Compensation

The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 306,076 shares were still available for grant at June 30, 2012. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

Stock-based compensation cost charged against income for the three months ended June 30, 2012 and 2011, was $270,000 and $185,000, respectively.

As of June 30, 2012, total unrecognized compensation cost related to stock options was approximately $2.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the three months ended June 30, 2012:

Number of Shares
Outstanding at March 31, 2012	407,500
Granted	34,200
Exercised	(75,500)

Outstanding at June 30, 2012	366,200

Exercisable at June 30, 2012	167,800

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended June 30, 2012 is as follows:

Number of Shares
Nonvested at March 31, 2012	158
Vested	(158)

Nonvested at June 30, 2012	—

17. Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,
	2012	2011
Net income attributable to Cavco common stockholders	$860	$10,222

Weighted average shares outstanding:
Basic	6,923,676	6,838,324
Common stock equivalents - treasury stock method	72,095	56,056

Diluted	6,995,771	6,894,380

Net income per share attributable to Cavco common stockholders:
Basic	$0.12	$1.49

Diluted	$0.12	$1.48

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 30, 2012 and 2011were 9,055 and 4,820, respectively.

18. Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	June 30, 2012		March 31, 2012
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$47,149	$47,149	$41,094	$41,094
Restricted cash (1)	7,585	7,585	6,784	6,784
Investments (2)	15,109	15,109	14,202	14,202
Consumer loans receivable (3)	117,873	121,822	119,299	122,620
Interest rate lock commitments (4)	12	12	11	11
Forward loan sale commitments (4)	(21)	(21)	7	7
Inventory finance receivable (5)	24,682	24,682	24,681	24,681
Construction lending line (5)	2,536	2,536	4,550	4,550
Securitized financings (6)	89,422	92,799	91,475	94,765

(1)	The fair value approximates book value due to the instruments’ short-term maturity.
(2)	The fair value is based on quoted market prices.
(3)

Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans are known as of June 30, 2012.

(4)	The fair values are based on changes in interest rates and pull through rates.
(5)	The fair value approximates book value based on current market rates and the revolving nature of the investments.
(6)	The fair value is estimated using recent transactions of asset-backed securities.

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

Level 1–	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$1,674	$—	$1,674	$—
Mortgage-backed securities (1)	4,621	—	4,621	—
Securities issued by states and political subdivisions (1)	1,206	—	1,206	—
Corporate debt securities (1)	3,647	—	3,647	—
Marketable equity securities (1)	3,961	3,961	—	—
Interest rate lock commitments (2)	12	—	—	12
Forward loan sale commitments (2)	(21)	—	—	(21)

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended June 30, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,149	$47,149	$—	$—
Loans held for investment	111,892	—	—	111,892
Loans held for sale	5,978	—	5,978	—
Loans held - construction advances	3,952	—	—	3,952
Inventory finance receivable	24,682	—	—	24,682
Construction lending facility	2,536	—	2,536	—
Securitized financings	92,799	—	92,799	—

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the three months ended June 30, 2012.

Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of June 30, 2012.

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

19. Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest. During fiscal year 2010, the Company and an investment partner, Third Avenue Value Fund, formed Fleetwood Homes, Inc., with an initial contribution of $35.0 million each for equal fifty-percent ownership interests. On July 21, 2009, Fleetwood entered into an asset purchase agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business.

The Company and Third Avenue Value Fund subsequently contributed an additional $36.0 million each in anticipation of the purchase of Palm Harbor, which was completed during the first quarter of fiscal year 2012. Subsequent to the transaction, a portion of Third Avenue Value Fund’s interests were transferred to an affiliate along with the applicable rights and obligations. This transfer had no impact on Cavco’s ownership interest. Third Avenue Value Fund and its affiliate are hereinafter collectively referred to as “Third Avenue.” See Note 20 for further information.

Financial information for Fleetwood is included in the Company’s Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810. Management has determined that, under GAAP, although Fleetwood is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood. Members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provides all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest,” as determined by GAAP, and is designated as such in the Consolidated Financial Statements.

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

In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date (i.e. after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of June 30, 2012; however, in any event, these conditions will be met on August 18, 2014.

The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco. The availability of net share settlement is dependent upon a number of factors. For example, at the time of such purchase, Cavco’s common stock must be listed on either the NASDAQ or the New York Stock Exchange. In the case of Third Avenue’s exercise of its Put Right, Cavco may elect to pay all or a portion of such purchase price in the form of shares of common stock of Cavco. In the case of Cavco’s exercise of its Call Right, Third Avenue may elect to receive all or a portion of such purchase price in the form of shares of common stock of Cavco. In addition, net share settlement would not be available if it were to lead to a change of control of Cavco. If either Cavco or Third Avenue makes such election, the shares of Cavco common stock to be issued to Third Avenue would be valued based on the average closing price of Cavco’s common stock for the sixty most recent trading days. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, Third Avenue’s noncontrolling interest in Fleetwood is classified as a temporary equity mezzanine item between liabilities and stockholders’ equity. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right.

The carrying amount is subject to adjustment, after attribution of comprehensive income or loss of Fleetwood, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through June 30, 2012, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.

20. Related Party Transactions

At June 30, 2012, Third Avenue Management LLC beneficially owned approximately 12.8% of Cavco’s outstanding common shares and thus meets the definition of a principal owner under FASB ASC 850, Related Party Disclosures (“ASC 850”). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood, the Fleetwood transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.

21. Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes consumer finance and insurance. The following table details net sales and income (loss) before income taxes by segment (in thousands):

	Three Months Ended June 30,
	2012	2011
Net sales:
Factory-built housing	$108,447	$92,840
Financial services	10,334	6,141

	$118,781	$98,981

Income (loss) before income taxes:
Factory-built housing	$3,467	$(2,148)
Financial services	1,025	1,122
General corporate charges	(1,700)	(905)
Gain on bargain purchase	—	22,009

	$2,792	$20,078

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

Company Growth

On June 30, 2003, Cavco became a stand-alone publicly held company after previously operating as a wholly-owned subsidiary of Centex Corporation. Cavco’s manufactured home factories and retail operations were historically located in and primarily served the Southwest and South Central United States housing markets.

On August 17, 2009, the Company and an investment partner, Third Avenue Value Fund, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. through their jointly owned corporation, Fleetwood Homes, Inc. (“Fleetwood”). Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a principal stockholder of the Company, as described further in Note 20.

On November 29, 2010, Fleetwood, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), entered into an agreement (the “Purchase Agreement”) with Palm Harbor Homes, Inc., a Florida corporation and certain of its subsidiaries (“Seller”) to purchase substantially all of the assets and assume specified liabilities of Seller, pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. On April 23, 2011 (the “Palm Harbor Acquisition Date”), Palm Harbor completed the purchase of Seller’s assets and the assumption of specified liabilities, except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. (“Standard”), pursuant to the Amended and Restated Asset Purchase Agreement dated March 1, 2011. The aggregate gross purchase price was $83.9 million, exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Of the purchase price, (i) approximately $45.3 million was used to retire a debtor-in-possession loan previously made by Fleetwood to Seller; and (ii) $13.4 million was deposited in escrow pending regulatory approval to transfer the stock of Standard to Palm Harbor. The purchase price was funded by Fleetwood’s cash on hand along with equal contributions from the Company and Third Avenue Value Fund. On June 7, 2011, regulatory approval of the acquisition of Standard was received from the Texas Department of Insurance and on June 10, 2011, Palm Harbor completed the purchase of Standard. Subsequent to the transaction, a portion of Third Avenue Value Fund’s interest in Fleetwood was transferred to an affiliate along with the applicable rights and obligations. This transfer had no impact on Cavco’s ownership interest. Third Avenue Value Fund and its affiliate are hereinafter collectively referred to as “Third Avenue.” See Notes 19 and 20 for further information.

Financial information for Fleetwood is included in the Company’s Consolidated Financial Statements and related Notes. The Company and Third Avenue have each contributed $71.0 million in exchange for equal ownership interests in Fleetwood. Although the Company holds a fifty-percent financial interest in Fleetwood, its results of operations are required to be fully consolidated. Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Notes 1 and 19).

The Palm Harbor transaction included five operating manufactured housing production facilities, idled factories in nine locations, 49 operating retail locations, one office building, real estate, all related equipment, accounts receivable, customer deposits, inventory, certain trademarks and trade names, intellectual property, specified contracts and leases, and certain liabilities including debt facilities of CountryPlace. Palm Harbor purchased all of the outstanding shares of CountryPlace Acceptance Corp. and its wholly-owned finance subsidiaries (collectively, “CountryPlace”) and all of the outstanding shares of Standard. Neither Palm Harbor nor the Company incurred any debt in connection with the transaction, other than the assumed CountryPlace debt facilities.

The transaction further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the West, South Central, and Mid and South Atlantic regions. The Company believes it will have the opportunity to achieve certain synergies and cost efficiencies by reducing redundant processes and overhead.

Palm Harbor’s brand recognition is accompanied by its reputation for producing high quality products with exceptional service after the sale. Strategically, the Palm Harbor transaction strengthened the Company’s position in Texas and surrounding states, which have traditionally been among the strongest regions of demand for manufactured housing. We also gained a direct presence in Florida, which has improved our ability to serve a historically large market for our industry. Nationwide Homes, a Palm Harbor brand based in Virginia, builds an innovative and creative line of larger single and multi-story modular homes constructed to conform to state and local building codes. Nationwide Homes sells to local builders, developers and development projects as well as individuals. Palm Harbor utilizes unique marketing capabilities including internet and other methods that have begun to expand to other areas of the Company.

The purchase of the Palm Harbor assets also provided the Company entry into financial and insurance businesses specific to our industry. Standard is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard holds insurance licenses in multiple states; however, a significant portion of its writing occurs in Texas. In addition to writing direct policies, Standard assumes and cedes reinsurance in the ordinary course of business (see Note 12). In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home retailers. All business outside the state of Texas is written on a direct basis through local agents.

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

We are in the process of expanding our product and service offerings throughout the combined organization by sharing product knowledge, production methods and marketing strategies, although we intend to maintain separate brand identification and distinct product lines. The supportive response by our customer base to the Palm Harbor and Fleetwood acquisitions has been encouraging. We expect to continue to realize operating efficiency improvements as a result of our larger size and buying power. We plan to place a consistent focus on developing synergies among all operations. Overall, we believe that these expansions and improvements will provide positive long-term strategic benefits for the Company.

Including the factories listed above, during the quarter ended June 30, 2012, the Company operated fifteen homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida.

Cash and cash equivalents of the Company totaled approximately $47.1 million on June 30, 2012. We believe this level of capitalization should provide sufficient resources to the operations of the Company to endure continuing depressed market conditions and to establish a solid base for continued growth as circumstances improve.

Industry and Company Outlook

The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data reported by the Manufactured Housing Institute (“MHI”), during calendar year 2011, our industry shipped approximately 52,000 HUD code manufactured homes. This followed approximately 50,000 homes shipped in both calendar years 2010 and 2009, the lowest levels since 1959, the earliest year for which shipment statistics are available. Yearly home shipments from 2003 to 2011 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 91,000 and 193,000, respectively.

General economic challenges including low consumer confidence levels, unemployment and underemployment, constricted mortgage lending, and overall housing sector weakness need to improve to spur annual industry and Company shipment levels. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. In addition, sales of our homes have been negatively affected by high unemployment rates and underemployment. Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current lows can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although limited progress has been made in this area, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized. See “Regulatory Developments” below.

Competition from excess site-built home inventory is an issue that is also of concern. Surplus homes creating the oversupply have various sources. Lender inventories of repossessed site-built homes are significant and liquidation selling prices are often lower than the current cost to build a similar home. Some on-site home builders have added lower price point homes to their product offerings in order to be competitive with lender foreclosure pricing in their sales areas. The resultant price points are low enough in many cases to compete with manufactured housing. In turn, competing manufactured home providers are aggressively pricing their products in efforts to obtain a portion of constricted overall housing demand. Lower home prices, restrictive underwriting guidelines, and slow sales activity have also had an adverse impact on the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory built home.

The Company operated with low backlogs during the first quarter of fiscal year 2013. The backlog of sales orders at June 30, 2012 varied among our fifteen factories, but in total was $20.5 million, or approximately three weeks of current production levels, compared to $20.0 million at June 30, 2011.

Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. The involvement of others is subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the inventory finance funds (see Note 6). The Company’s involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our expanding involvement in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.

The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. Young adults, a large segment of the population sometimes referred to as the echo-boom generation, are projected to create an increase in household formations. This group represents prime first-time homebuyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for manufactured-home owners in this age group.

The national rental vacancy rate has been reported to be declining. Rental housing competes directly with many of our product offerings, and reductions in rental availability and increases in the cost of renting may have the effect of shifting interested buyers to other housing alternatives, including manufactured homes.

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

Company-wide, we have intensified our efforts to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Green building involves the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, high indoor air quality, specially designed ventilation systems, passive solar orientation and sustainability. Cavco also builds homes designed to use alternative energy sources such as solar and wind.

Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

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

In January 2008, we announced a stock repurchase program. A total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

Regulatory Developments

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Provisions of the Dodd-Frank Act may change the designation of certain manufactured home loans as “high cost mortgages,” which may adversely affect the availability and cost of manufactured home loans. On January 21, 2012, legislation was introduced to reduce the threshold by which small balance manufactured home personal property loans would be considered high cost mortgages under provisions within the Dodd-Frank Act. The results of this legislation and challenges of the Dodd-Frank Act are not yet known. The Dodd-Frank Act also created the Consumer Financial Protection Bureau. The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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

Results of Operations

Three months ended June 30, 2012 compared to 2011

Net Sales. Total net sales increased 20.0% to $118.8 million for the three months ended June 30, 2012 compared to $99.0 million for the comparable quarter last year. The quarter ended June 30, 2011 included only 68 days of Palm Harbor activity, as the Palm Harbor operations were principally acquired on April 23, 2011, and from that date forward were included in the results of fiscal year 2012.

Factory-built housing net sales increased 16.8% to $108.4 million from $92.8 million for the comparable quarter last year. The financial services segment, consisting of CountryPlace and Standard, contributed $10.3 million and $6.1 million in net sales for the three months ended June 30, 2012 and 2011, respectively.

Gross Profit. Gross profit as a percent of sales increased to 20.3% for the three months ended June 30, 2012 from 16.3% for the same period last year. The percentage increase arose mainly from the retail and finance businesses obtained in the Palm Harbor transaction, which have inherently higher gross margins, and the timing of the Palm Harbor purchase last year. Higher home sales enabled the Company to benefit somewhat from production overhead leverage in our manufacturing business that produced homes at a capacity utilization rate of approximately 37% this quarter. Partially offsetting these benefits this quarter was a higher proportion of lower price-point homes in our product mix. The Company’s combined factory-built housing operations sold 2,239 homes during the three months ended June 30, 2012 compared to 1,851 homes during the comparable period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.6%, or $3.0 million, to $20.0 million, or 16.8% of net sales, for the three months ended June 30, 2012 versus $17.0 million, or 17.2% of net sales, for the same period last year. The dollar increase is primarily a result of the timing of the Palm Harbor transaction last year. The decrease in selling, general and administrative expenses as a percentage of net sales is from greater leverage of fixed costs during the quarter.

Income Before Income Taxes. Income before income taxes decreased to $2.8 million for the three months ended June 30, 2012 compared to $20.1 million for the comparable quarter last year. Income before income taxes for the three months ended June 30, 2011 included a gain on bargain purchase of $22.0 million recorded as a result of the Palm Harbor purchase in accordance with ASC 805, Business Combinations.

Interest Expense. Interest expense was $1.7 million for the three months ended June 30, 2012, compared to $1.5 million for the three months ended June 30, 2011. Interest expense consisted primarily of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios.

Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and debtor-in-possession note receivable. Other income increased 9.7% to $395,000 for the three months ended June 30, 2012 as compared to $360,000 during the prior year period, from a higher average balance outstanding during the first quarter of fiscal year 2013.

Income Taxes. For the three month period ended June 30, 2012, the effective income tax rate was approximately 42%. The gain on bargain purchase resulting from the acquisition of Palm Harbor in the first quarter of fiscal 2012 is excluded from taxable earnings, causing a variation in the customary relationship between income before income taxes and income tax expense for the three month period ended June 30, 2011. Excluding the gain on bargain purchase from net income, the effective tax rate of would have been 32% for the three months ended June 30, 2011.

Net Income. Net income attributable to Cavco stockholders for the three months ended June 30, 2012 was $860,000 compared to $10.2 million for the comparable quarter last year. Net income attributable to Cavco stockholders for the three months ended June 30, 2011 included one half of the bargain purchase gain recognized, consistent with Cavco’s ownership percentage of Fleetwood and Palm Harbor.

Liquidity and Capital Resources

We believe that cash and cash equivalents at June 30, 2012, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may elect to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $9.3 million of cash during the three months ended June 30, 2012, compared to $5.2 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges and lower inventory levels from ongoing efforts to effectively position manufactured home inventory levels at company-owned locations. Cash provided by operating activities in the prior year primarily resulted from increases in accounts payable and accrued liabilities and net proceeds from sales and collections of principal payments on consumer loans originated.

Investing activities required the use of $1.2 million of cash during the three months ended June 30, 2012, compared to the use of $28.6 million of cash during the same period last year. Cash used by investing activities in the current period was primarily for the purchase of new investments by our insurance subsidiary. Cash used by investing activities in the prior year period was primarily for funds to complete the acquisition of the assets and assumption of specified liabilities of Palm Harbor Homes, Inc. under the asset purchase agreement and debtor-in-possession credit facility.

Financing activities required the use of $2.0 million in cash during the three months ended June 30, 2012, consisting of $2.2 million used to repay securitized financings and $2.0 million net repayment of the construction lending line, offset by $2.2 million from the issuance of common stock under our stock incentive plans. Financing activities required the use of $19.6 million in cash during the three months ended June 30, 2011, consisting of $19.5 million used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011 and $2.4 million used to repay securitized financings, offset in part by $1.4 million from the issuance of common stock under our stock incentive plans.

In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of June 30, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 30, 2012, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The Company expects that the cumulative loss ratio for the 2007-1 securitized portfolio may continue to exceed its specified level during the remainder of fiscal year 2013. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. This specified level is scheduled to increase in October 2012, which may ameliorate the situation.

Critical Accounting Policies

In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies,” we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As a result of adopting of ASU 2011-05, the Company now presents consolidated statements of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2011. In this update, an entity has the option to first assess qualitative factors to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. As of the beginning of the current fiscal year, the Company has adopted all of the aforementioned provisions of ASU 2011-08.

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company will consider this guidance as it completes its annual evaluation.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Forward-looking Statements

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and increased competition may result in lower sales;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•

We may not be able to successfully integrate Fleetwood, Palm Harbor, and any future acquisition or attain the anticipated benefits and the acquisition of Fleetwood, Palm Harbor and other future acquisitions may adversely impact the Company’s liquidity;

•

Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations;

•

Our expansion of retail and manufacturing businesses and entry into new lines of business, namely manufactured housing consumer finance and insurance, through the Palm Harbor transaction exposes the Company to additional risks; and

•	The cost of operations could be adversely impacted by increased costs of heathcare benefits provided to employees.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 30, 2012 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.5 million.

In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As of June 30, 2012 CountryPlace had outstanding IRLCs of $28.8 million. IRLCs totaling $14.3 million were related to loans held for sale and loans in construction, which are carried at the lower of cost or market. The remaining $14.5 million of commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets, or accrued liabilities if a net liability, in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would increase the fair value of CountryPlace’s obligations by approximately $386,000.

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

(b) Changes in Internal Control Over Financial Reporting

We completed the Palm Harbor transaction during the quarter ended June 30, 2011. As of June 30, 2012, we have incorporated Palm Harbor’s systems and internal controls into our own systems and control environment.

Other than as described above, there have been no other changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2012, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

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

Cavco Industries, Inc.
Registrant

August 9, 2012	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2012	/s/ Daniel L. Urness
Daniel L. Urness Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Stock Option Agreement for Stock Incentive Plan

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002