Form 10-Q
period 2012-09-30
CAVCO INDUSTRIES INC
filed 2012-11-07
CIK 278166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 6,967,954 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.

FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,790	$41,094
Restricted cash, current	7,382	6,331
Accounts receivable, net	14,652	14,871
Short-term investments	6,622	5,377
Current portion of consumer loans receivable, net	19,375	20,705
Inventories	60,033	62,246
Assets held for sale	3,903	3,903
Prepaid expenses and other current assets	8,113	7,848
Deferred income taxes, current	6,245	6,657

Total current assets	173,115	169,032

Restricted cash	453	453
Investments	9,121	8,825
Consumer loans receivable, net	96,938	98,594
Inventory finance notes receivable, net	27,312	24,681
Property, plant and equipment, net	49,140	50,064
Goodwill and other intangibles, net	80,124	80,915
Deferred income taxes	4,011	4,770

Total assets	$440,214	$437,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,895	$11,732
Accrued liabilities	61,395	58,495
Construction lending lines	1,041	4,550
Current portion of securitized financings	10,179	10,728

Total current liabilities	85,510	85,505

Securitized financings	76,543	80,747
Deferred income taxes	16,081	16,198
Redeemable noncontrolling interest	88,757	86,541
Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,967,954 and 6,890,796 shares, respectively	70	69
Additional paid-in capital	134,423	131,589
Retained earnings	38,741	36,627
Accumulated other comprehensive income	89	58

Total stockholders’ equity	173,323	168,343

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$440,214	$437,334

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$110,084	$130,008	$228,865	$228,989
Cost of sales	84,377	101,780	179,103	184,601

Gross profit	25,707	28,228	49,762	44,388
Selling, general and administrative expenses	20,118	21,588	40,093	38,578

Income from operations	5,589	6,640	9,669	5,810
Interest expense	(1,570)	(1,916)	(3,253)	(3,377)
Other income	388	255	783	615
Gain on bargain purchase	—	—	—	22,009

Income before income taxes	4,407	4,979	7,199	25,057
Income tax expense	(1,726)	(1,807)	(2,900)	(1,197)

Net income	2,681	3,172	4,299	23,860
Less: net income attributable to redeemable noncontrolling interest	1,427	1,487	2,185	11,953

Net income attributable to Cavco common stockholders	$1,254	$1,685	$2,114	$11,907

Comprehensive income:
Net income	$2,681	$3,172	$4,299	$23,860
Unrealized gain (loss) on available-for-sale securities, net of tax	88	(218)	62	(282)

Comprehensive income	2,769	2,954	4,361	23,578
Comprehensive income attributable to redeemable noncontrolling interest	1,471	1,378	2,216	11,812

Comprehensive income attributable to Cavco common stockholders	$1,298	$1,576	$2,145	$11,766

Net income per share attributable to Cavco common stockholders:
Basic	$0.18	$0.24	$0.30	$1.73

Diluted	$0.18	$0.24	$0.30	$1.72

Weighted average shares outstanding:
Basic	6,967,954	6,890,122	6,945,815	6,864,427

Diluted	7,041,755	6,937,807	7,006,322	6,921,458

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$4,299	$23,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,058	2,751
Provision for credit losses	267	43
Deferred income taxes	1,024	(906)
Share-based compensation expense	636	456
Non-cash interest income	(740)	(968)
Non-cash interest expense	352	329
Loss (gain) on sale of property, plant and equipment including assets held for sale	23	(53)
Gain on bargain purchase	—	(22,009)
Gain on sale of loans	(3,829)	(2,816)
Gain on sale of investments	(42)	(21)
Changes in operating assets and liabilities:
Restricted cash	(1,051)	(1,160)
Accounts receivable	195	(3,549)
Consumer loans originated	(54,069)	(36,198)
Principal payments on consumer loans receivable	5,749	5,129
Proceeds from sales of consumer loans	55,556	36,981
Inventories	2,213	(583)
Prepaid expenses and other current assets	(265)	(1,306)
Inventory finance notes receivable	(2,555)	(1,725)
Accounts payable and accrued liabilities	4,063	13,320

Net cash provided by operating activities	13,884	11,575

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(386)	(1,839)
Proceeds from sale of property, plant and equipment including assets held for sale	20	1,044
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	—	(67,639)
Purchases of investments	(3,017)	(2,053)
Proceeds from sale of investments	1,505	1,986
Investment in debtor-in-possession note receivable	—	(6,238)
Proceeds from payoff of debtor-in-possession note receivable	—	45,301

Net cash used in investing activities	(1,878)	(29,438)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,199	1,448
Net (repayment) proceeds of construction lending line	(3,509)	554
Payments on Virgo debt	—	(19,456)
Payments on securitized financings	(5,000)	(5,977)

Net cash used in financing activities	(6,310)	(23,431)

Net increase (decrease) in cash and cash equivalents	5,696	(41,294)
Cash and cash equivalents at beginning of period	41,094	76,513

Cash and cash equivalents at end of period	$46,790	$35,219

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,135	$1,229

Cash paid during the period for interest	$3,221	$3,371

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of September 30, 2012 through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on June 12, 2012 (the “Form 10-K”).

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

Through our Fleetwood Homes, Inc. (“Fleetwood”) subsidiary, jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue”), certain manufactured housing assets and liabilities were acquired on August 17, 2009 (the “Fleetwood Acquisition Date”). Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a related party to the Company, as described further in Note 20 to the Consolidated Financial Statements.

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

During fiscal year 2012, Fleetwood, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor” or “Palm Harbor Delaware”), purchased substantially all of the assets and assumed specified liabilities of Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries, (collectively, “Palm Harbor Florida”) pursuant to an auction process under Section 363 of the U.S. Bankruptcy Code. The effective date of the transaction was April 23, 2011 (the “Palm Harbor Acquisition Date”), except for Palm Harbor’s acquisition of the stock of Standard Casualty Co. The aggregate gross purchase price was $83.9 million, exclusive of transaction costs, specified liabilities assumed and post-closing adjustments (these adjustments have been recorded). Approximately $45.3 million of the purchase price was used to retire the Debtor-In-Possession (“DIP”) loan previously made by Fleetwood to Palm Harbor Florida. The purchase price was funded by Fleetwood’s cash on hand, along with equal contributions of $36.0 million each from the Company and Third Avenue. On June 7, 2011, regulatory approval of the acquisition of Standard Casualty Co. was received from the Texas Department of Insurance and on June 10, 2011 (the “SCC Acquisition Date”), Palm Harbor Delaware completed the purchase of the insurance subsidiary.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company will consider this guidance as it completes its annual impairment evaluation.

For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Restricted Cash

Restricted cash consists of the following (in thousands):

	September 30,	March 31,
	2012	2012
Cash related to CountryPlace customer payments to be remitted to third parties	$4,871	$3,643
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	2,114	2,128
Cash related to retail homebuyer deposits held in trust	397	560
Other restricted cash	453	453

	$7,835	$6,784

3. Investments

The following table summarizes the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$1,355	$12	$—	$1,367
Mortgage-backed securities	5,248	23	(86)	5,185
States and political subdivisions	1,430	30	—	1,460
Corporate debt securities	3,581	59	—	3,640
Marketable equity securities	3,860	334	(103)	4,091

	$15,474	$458	$(189)	$15,743

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$1,371	$11	$(1)	$1,381
Mortgage-backed securities	3,946	17	(48)	3,915
States and political subdivisions	1,186	26	—	1,212
Corporate debt securities	3,640	37	(1)	3,676
Marketable equity securities	3,883	218	(83)	4,018

	$14,026	$309	$(133)	$14,202

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$1,891	$(86)	$—	$—	$1,891	$(86)
Marketable equity securities	540	(22)	391	(81)	931	(103)

	$2,431	$(108)	$391	$(81)	$2,822	$(189)

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agencies	$249	$(1)	$—	$—	$249	$(1)
Mortgage-backed securities	2,509	(48)	—	—	2,509	(48)
Corporate debt securities	384	(1)	—	—	384	(1)
Marketable equity securities	1,194	(83)	—	—	1,194	(83)

	$4,336	$(133)	$—	$—	$4,336	$(133)

Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at September 30, 2012.

The Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($2.6 million of the total fair value and $91,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $12,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		March 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in less than one year	$2,522	$2,531	$1,355	$1,359
Due after one year through five years	4,685	4,792	5,498	5,573
Due after five years through ten years	257	257	260	270
Due after ten years	4,150	4,072	3,030	2,982

	$11,614	$11,652	$10,143	$10,184

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and six months ended September 30, 2012 were approximately $25,000 and $56,000, respectively. Gross losses realized were approximately $13,000 and $14,000 for the three and six months ended September 30, 2012, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	September 30,	March 31,
	2012	2012
Raw materials	$18,939	$18,570
Work in process	5,979	6,270
Finished goods and other	35,115	37,406

	$60,033	$62,246

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

	September 30,	March 31,
	2012	2012
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$105,565	$110,629
Loans held for investment (originated after Palm Harbor Acquisition Date)	627	511
Loans held for sale	5,033	4,534
Loans held—construction advances on non-conforming mortgages	5,381	3,865

Consumer loans receivable	116,606	119,539
Deferred financing fees and other, net	(293)	(240)

Consumer loans receivable, net	$116,313	$119,299

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

	September 30,	March 31,
	2012	2012
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$281,612	$293,818
Purchase Discount
Accretable	(102,314)	(106,949)
Non-accretable	(73,275)	(75,928)
Less consumer loans receivable reclassified as other assets	(458)	(312)

Total acquired consumer loans receivable held for investment, net	$105,565	$110,629

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

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$103,385	$115,471	$106,949	$—
Additions	—	—	—	118,335
Reclassifications from nonaccretable discount	2,460	—	2,460	—
Accretion	(3,531)	(4,090)	(7,095)	(6,954)

Balance at the end of the period	$102,314	$111,381	$102,314	$111,381

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

The following table disaggregates CountryPlace’s gross consumer loans receivable as of September 30, 2012, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized	Securitized		Construction	Loans Held
	2005	2007	Unsecuritized	Advances	For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,354	$880	$905	$—	$—	$3,139
620-719	20,177	13,634	1,110	—	—	34,921
720+	23,023	15,527	698	—	—	39,248

Subtotal	44,554	30,041	2,713	—	—	77,308

Conforming mortgages
0-619	—	—	309	189	—	498
620-719	—	—	1,563	3,431	3,584	8,578
720+	—	—	11	1,761	1,449	3,221

Subtotal	—	—	1,883	5,381	5,033	12,297

Non-conforming mortgages
0-619	97	850	2,622	—	—	3,569
620-719	2,119	7,515	5,125	—	—	14,759
720+	2,179	4,935	1,541	—	—	8,655

Subtotal	4,395	13,300	9,288	—	—	26,983

Other loans
Subtotal	—	—	18	—	—	18

	$48,949	$43,341	$13,902	$5,381	$5,033	$116,606

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

September 30, 2012
		Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance
Texas	42.2%	0.86%	0.36%
Florida	7.2%	2.92%	0.21%
New Mexico	6.7%	1.87%	0.12%
Arizona	5.9%	2.89%	0.17%
Alabama	5.5%	1.45%	0.08%
California	2.1%	3.33%	0.07%
All others	30.4%	4.23%	1.29%

	100.0%		2.30%

The states of Florida, Arizona and California have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 30, 2012.

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

Under the terms of the direct inventory finance arrangements, the Company provides funds for the independent retailers’ inventory financed. The notes are secured by the inventory collateral and other security depending on the borrower’s (retailer’s) circumstances. The other terms of direct inventory finance arrangements vary depending on the needs of the borrower and the opportunity for the Company, but generally follow the same tenets as the participation programs.

Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	September 30,	March 31,
	2012	2012
Direct inventory finance receivables	$19,997	$18,367
Participation inventory finance receivables	7,454	6,529
Allowance for loan loss	(139)	(215)

	$27,312	$24,681

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability and has determined that an applicable allowance for loan loss was not needed at either September 30, 2012 or March 31, 2012.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $139,000 and $215,000 at September 30, 2012 and March 31, 2012, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance receivables (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$196	$173	$215	$169
Provision for credit losses	(57)	12	(76)	16

Balance at end of period	$139	$185	$139	$185

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	September 30,	March 31,	September 30,	March 31,
	2012	2012	2012	2012
Inventory finance notes receivable:
Collectively evaluated for impairment	$13,854	$13,916	$—	$—
Individually evaluated for impairment	6,143	4,451	7,454	6,529

	$19,997	$18,367	$7,454	$6,529

Allowance for loan loss:

Collectively evaluated for impairment	$(139)	$(215)	$—	$—
Individually evaluated for impairment	—	—	—	—

	$(139)	$(215)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At September 30, 2012, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	September 30,	March 31,	September 30,	March 31,
	2012	2012	2012	2012
Risk profile based on payment activity:

Performing	$19,949	$17,972	$7,454	$6,529
Watch list	48	395	—	—

	$19,997	$18,367	$7,454	$6,529

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding as of September 30, 2012 and March 31, 2012:

	September 30,	March 31,
	2012	2012
Arizona	17.1%	21.4%
Texas	11.4%	11.3%
Florida	8.1%	10.7%
California	3.8%	3.0%

The states of Arizona, Florida, and California have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of September 30, 2012 or March 31, 2012, respectively.

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

	September 30,	March 31,
	2012	2012
Property, plant and equipment, at cost:
Land	$21,106	$21,106
Buildings and improvements	25,319	25,111
Machinery and equipment	15,563	15,476

	61,988	61,693

Accumulated depreciation	(12,848)	(11,629)

Property, plant and equipment, net	$49,140	$50,064

8. Goodwill and Other Intangibles

Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are tested for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the six months ended September 30, 2012 and 2011, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, insurance business in force over one year and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	September 30, 2012			March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100

Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696

Finite lived:
Customer relationships	6,200	(1,877)	4,323	6,200	(1,246)	4,954
Insurance business in force	2,070	(2,070)	—	2,070	(1,969)	101
Technology	900	(134)	766	900	(87)	813
Insurance policies and renewal rights	374	(35)	339	374	(23)	351

Total goodwill and other intangible assets	$84,240	$(4,116)	$80,124	$84,240	$(3,325)	$80,915

Amortization expense recognized on intangible assets during the three and six months ended September 30, 2012 was $345,000 and $791,000, respectively. Amortization expense of $1.3 million and $1.7 million was recognized during the three and six months ended September 30, 2011, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	March 31,
	2012	2012
Customer deposits	$10,820	$9,740
Salaries, wages and benefits	10,529	10,466
Estimated warranties	8,782	9,456
Unearned insurance premiums	7,352	6,146
Deferred margin	6,120	4,399
Accrued taxes	3,168	3,701
Accrued insurance	2,939	2,860
Accrued volume rebates	1,780	1,579
Reserves related to consumer loans sold	1,096	805
Reserve for repurchase commitments	1,024	819
Insurance loss reserves	957	1,141
Other (various)	6,828	7,383

	$61,395	$58,495

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$9,082	$11,483	$9,456	$9,371
Liability assumed with Palm Harbor transaction	—		—	1,932
Charged to costs and expenses	2,772	2,456	5,445	5,462
Payments and deductions	(3,072)	(3,130)	(6,119)	(5,956)

Balance at end of period	$8,782	$10,809	$8,782	$10,809

11. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	March 31,
	2012	2012
Securitized financing 2005-1	$42,179	$44,726
Securitized financing 2007-1	44,543	46,749
Construction lending lines	1,041	4,550

	$87,763	$96,025

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

	September 30,	March 31,
	2012	2012
Securitized financings – contractual amount	$110,401	$117,507
Purchase Discount
Accretable	(23,679)	(26,032)

Non-accretable (1)	—	—

Total securitized financings, net	$86,722	$91,475

(1)	Because the contractual payments on securitized financing are determined by actual cash flows, the Company expects that there will not be a non-accretable difference.

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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$24,634	$31,346	$26,032	$—
Additions	—	—	—	32,072
Accretion	(1,345)	(1,567)	(2,743)	(2,293)
Reclassifications from nonaccretable discount	390	—	390	—

Balance at the end of the period	$23,679	$29,779	$23,679	$29,779

On July 12, 2005, prior to Fleetwood’s acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of September 30, 2012, the Class A-1 and Class A-2 bonds had been retired.

On March 22, 2007, prior to Fleetwood’s acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of September 30, 2012, the Class A-1 and Class A-2 bonds had been retired.

CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 30, 2012, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment has not had a materially adverse impact on our cash flows. This specified level subsequently increased in October 2012, ameliorating the situation; however, the Company expects that the cumulative loss ratio for the 2007-1 securitized portfolio may again exceed its specified level during the current fiscal year. The next scheduled increase in the specified level is in October 2013.

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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	September 30, 2012		September 30, 2011
	Written	Earned	Written	Earned
Direct premiums	$1,465	$1,011	$436	$324
Assumed premiums—nonaffiliate	3,320	2,957	2,572	2,434
Ceded premiums—nonaffiliate	(929)	(929)	(398)	(398)

Net premiums	$3,856	$3,039	$2,610	$2,360

	Six Months Ended
	September 30, 2012		September 30, 2011
	Written	Earned	Written	Earned
Direct premiums	$2,776	$1,818	$629	$411
Assumed premiums—nonaffiliate	6,653	5,729	3,481	3,214
Ceded premiums—nonaffiliate	(1,692)	(1,692)	(513)	(513)

Net premiums	$7,737	$5,855	$3,597	$3,112

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

14. Commitments and Contingencies

Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $14.0 million at September 30, 2012, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.0 million and $819,000 at September 30, 2012 and March 31, 2012, respectively, related to these commitments.

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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 30,	March 31,
	2012	2012
Construction loan contract amount	$10,293	$6,397
Cumulative advances	(5,381)	(3,865)

Remaining construction contingent commitment	$4,912	$2,532

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.1 million and $805,000 as of September 30, 2012 and March 31, 2012, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. One claim request was received and dismissed during the six months ended September 30, 2012, and six claims were open for review with estimated claims totaling $36,000 as of September 30, 2012.

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

As of September 30, 2012 CountryPlace had outstanding IRLCs of $30.8 million. IRLCs totaling $15.3 million were related to loans held for sale and loans in construction, which are carried at the lower of cost or market. The remaining $15.5 million of commitments are recorded at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the six months ended September 30, 2012, CountryPlace recognized a gain of $68,000 on the outstanding IRLCs.

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

The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Other Current Assets in the Consolidated Balance Sheets. During the six months ended September 30, 2012, CountryPlace recognized a loss of $27,000 on forward sales and whole loan sale commitments.

Redeemable Noncontrolling Interest. In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding any gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of September 30, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

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

15. Stockholders’ Equity

The following table represents changes in stockholders’ equity attributable to Cavco’s stockholders and redeemable noncontrolling interest for the six months ended September 30, 2012 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Additional		Accumulated Other		Redeemable
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Total	Interest
Balance, March 31, 2012	6,890,796	$69	$131,589	$36,627	$58	$168,343	$86,541

Stock option exercises	77,158	1	2,198	—	—	2,199	—
Share-based compensation	—	—	636	—	—	636	—
Net income	—	—	—	2,114	—	2,114	2,185
Other comprehensive loss (1)	—	—	—	—	31	31	31

Balance, September 30, 2012	6,967,954	$70	$134,423	$38,741	$89	$173,323	$88,757

(1)

Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Pre-tax unrealized gain on available-for-sale investments was $92,000 for the six months ended September 30, 2012.

16. Stock-Based Compensation

The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 272,076 shares were still available for grant at September 30, 2012. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

Stock-based compensation cost charged against income for the three and six months ended September 30, 2012, was $366,000 and $636,000, respectively. The Company recorded stock-based compensation expense of $271,000 and $456,000 for the three and six months ended September 30, 2011, respectively.

As of September 30, 2012, total unrecognized compensation cost related to stock options was approximately $2.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the six months ended September 30, 2012:

Number of Shares
Outstanding at March 31, 2012	407,500
Granted	68,200
Exercised	(77,000)

Outstanding at September 30, 2012	398,700

Exercisable at September 30, 2012	176,550

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended September 30, 2012 is as follows:

Number of Shares
Nonvested at March 31, 2012	158
Vested	(158)

Nonvested at September 30, 2012	—

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income attributable to Cavco common stockholders	$1,254	$1,685	$2,114	$11,907

Weighted average shares outstanding:
Basic	6,967,954	6,890,122	6,945,815	6,864,427
Common stock equivalents—treasury stock method	73,801	47,685	60,507	57,031

Diluted	7,041,755	6,937,807	7,006,322	6,921,458

Net income per share attributable to Cavco common stockholders:
Basic	$0.18	$0.24	$0.30	$1.73

Diluted	$0.18	$0.24	$0.30	$1.72

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended September 30, 2012 and 2011were 13,541 and 16,609, respectively. There were 8,595 and 7,387 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended September 30, 2012 and 2011, respectively.

18. Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	September 30, 2012		March 31, 2012
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents (1)	$46,790	$46,790	$41,094	$41,094
Restricted cash (1)	7,835	7,835	6,784	6,784
Investments (2)	15,743	15,743	14,202	14,202
Consumer loans receivable (3)	116,313	121,843	119,299	122,620
Interest rate lock commitment derivatives (4)	78	78	11	11
Forward loan sale commitment derivatives (4)	(20)	(20)	7	7
Inventory finance receivable (5)	27,312	27,312	24,681	24,681
Construction lending line (5)	1,041	1,041	4,550	4,550
Securitized financings (6)	86,722	86,523	91,475	94,765

(1)	The fair value approximates book value due to the instruments’ short-term maturity.
(2)	The fair value is based on quoted market prices.
(3)

Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale are estimated based on September 30, 2012 GSE mortgage backed bond prices.

(4)	The fair values are based on changes in GSE mortgage backed bond prices and pull through rates.
(5)	The fair value approximates book value based on current market rates and the revolving nature of the instruments.
(6)	The fair value is estimated using recent transactions of asset-backed securities.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$1,367	$—	$1,367	$—
Mortgage-backed securities (1)	5,185	—	5,185	—
Securities issued by states and political subdivisions (1)	1,460	—	1,460	—
Corporate debt securities (1)	3,640	—	3,640	—
Marketable equity securities (1)	4,091	4,091	—	—
Interest rate lock commitment derivatives (2)	78	—	—	78
Forward loan sale commitment derivatives (2)	(20)	—	—	(20)

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended September 30, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$46,790	$46,790	$—	$—
Restricted cash	7,835	7,835	—	—
Loans held for investment	110,960	—	—	110,960
Loans held for sale	5,502	—	5,502	—
Loans held—construction advances	5,381	—	—	5,381
Inventory finance receivable	27,312	—	—	27,312
Construction lending facility	1,041	—	1,041	—
Securitized financings	86,523	—	86,523	—

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the six months ended September 30, 2012.

Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of September 30, 2012.

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

In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date (i.e. after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of September 30, 2012; however, in any event, these conditions will be met on August 18, 2014.

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

The carrying amount is subject to adjustment, after attribution of comprehensive income or loss of Fleetwood, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through September 30, 2012, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.

20. Related Party Transactions

At September 30, 2012, Third Avenue Management LLC beneficially owned approximately 7.0% of Cavco’s outstanding common shares and is also considered a related party under FASB ASC 850, Related Party Disclosures (“ASC 850”). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood, the Fleetwood transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.

21. Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes consumer finance and insurance. The following table details net sales and income (loss) before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
Factory-built housing	$98,903	$119,686	$207,350	$212,526
Financial services	11,181	10,322	21,515	16,463

	$110,084	$130,008	$228,865	$228,989

Income before income taxes:
Factory-built housing	$3,504	$4,726	$6,971	$2,578
Financial services	2,969	2,518	3,994	3,640
General corporate charges	(2,066)	(2,265)	(3,766)	(3,170)
Gain on bargain purchase	—	—	—	22,009

	$4,407	$4,979	$7,199	$25,057

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

On August 17, 2009, the Company and an investment partner, Third Avenue Value Fund, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. through their jointly owned corporation, Fleetwood Homes, Inc. (“Fleetwood”). Third Avenue Management is an investment advisor to Third Avenue Value Fund and is a related party to the Company, as described further in Note 20.

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

Including the factories listed above, during the quarter ended September 30, 2012, the Company operated fifteen homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida.

Cash and cash equivalents of the Company totaled approximately $46.8 million on September 30, 2012. We believe this level of capitalization should provide sufficient resources to the operations of the Company to endure continuing depressed market conditions and to establish a solid base for continued growth as circumstances improve.

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

General economic challenges, including low consumer confidence levels and high unemployment and underemployment, need to improve to spur annual industry and Company shipment levels. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. As a result, rental activity is reported to have increased and caused housing rental rates to rise. We have benefitted from somewhat improved demand for new manufactured home rental housing. However, we expect that benefits from increased home buying as an alternative to rent and as a result of excessive rental rates will be largely tied to improved consumer confidence levels going forward. Rental housing competes directly with many of our product offerings, and reductions in rental availability and increases in the cost of renting may have the effect of shifting interested buyers to other housing alternatives, including manufactured homes.

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

The Company operated with low backlogs during the second quarter of fiscal year 2013. The backlog of sales orders at September 30, 2012 varied among our fifteen factories, but in total was $22.1 million, or approximately three weeks of current production levels, compared to $20.4 million at September 30, 2011. The Company’s capacity utilization rate was approximately 37% during the quarter.

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

Company-wide, we made a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Green building involves the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, high indoor air quality, specially designed ventilation systems, passive solar orientation and sustainability. Cavco also builds homes designed to use alternative energy sources such as solar and wind. Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

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

We were named the “Manufacturer of the Year” by the members of MHI, the factory-built home industry’s national trade organization, for the third consecutive year in 2012. In addition, both Cavco and Palm Harbor received several design awards from MHI. These honors are a reflection of our valued employees, customers and vendors and we appreciate the recognition.

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

Regulatory Developments

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Provisions of the Dodd-Frank Act may change the designation of certain manufactured home loans as “high cost mortgages,” which may adversely affect the availability and cost of manufactured home loans. On January 31, 2012 and August 2, 2012, legislation was introduced in the U.S. House of Representatives and the U.S. Senate, respectively, to reduce the threshold by which small balance manufactured home personal property loans would be considered high cost mortgages under provisions within the Dodd-Frank Act. The results of this legislation and challenges of the Dodd-Frank Act are not yet known. The Dodd-Frank Act also created the Consumer Financial Protection Bureau. The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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

Results of Operations

Three and six months ended September 30, 2012 compared to 2011

Net Sales. Total net sales decreased 15.3% to $110.1 million for the three months ended September 30, 2012 compared to $130.0 million for the comparable quarter last year. For the six months ended September 30, 2012, net sales decreased 0.1% to $228.9 million from $229.0 million for the same period last year. The fiscal year 2012 results include the Palm Harbor operations, which were principally acquired on April 23, 2011, and from that date forward were included in the results of fiscal year 2012.

Factory-built housing net sales for the three months ended September 30, 2012 decreased 17.4% to $98.9 million from $119.7 million for the comparable quarter last year. The decrease in net sales is primarily from fewer homes sold and lower average sales prices. The Company’s combined factory-built housing operations sold 1,918 homes during the three months ended September 30, 2012 with an average sales price per home of $51,566 compared to 2,147 homes during the comparable period last year with an average sales price of $55,745. Home sales volume was adversely impacted by a larger proportion of internally financed wholesale sales, resulting in delayed recognition of the related revenue, consistent with applicable accounting principles. Lower average home sales prices resulted from a product mix with a larger proportion of lower price-point homes compared to the same quarter last year and competitive pricing pressures. The Company also modestly grew the proportion of factory sales to company-owned stores, which defers revenue recognition until the home sale process to the consumer is complete. For the six months ended September 30, 2012, factory-built housing net sales decreased 2.4% to $207.4 million from $212.5 million for the same period last year.

The financial services segment, consisting of CountryPlace and Standard, contributed $11.2 million and $10.3 million in net sales for the three months ended September 30, 2012 and 2011, respectively, and $21.5 million and $16.5 million for the six months ended September 30, 2012 and 2011, respectively. The fiscal year 2012 results include the CountryPlace and Standard operations, which were acquired during the quarter ended June 30, 2011.

Gross Profit. Gross profit as a percent of sales increased to 23.4% for the three months ended September 30, 2012 from 21.7% for the same period last year and increased to 21.7% for the six months ended September 30, 2012 from 19.4% last year. Improved production planning and operating efficiency, made possible by more consistency in order backlogs during the quarter, helped drive the margin increase as a percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.8%, or $1.5 million, to $20.1 million, or 18.3% of net sales, for the three months ended September 30, 2012 versus $21.6 million, or 16.6% of net sales, for the same period last year. The decrease in selling, general and administrative expenses as a percentage of net sales is from lower sales volume. For the six month period ended September 30, 2012, selling, general and administrative expenses increased 3.9% or $1.5 million to $40.1 million from $38.6 million last year. The dollar increase is primarily a result of the timing of the Palm Harbor transaction last year.

Income Before Income Taxes. Income before income taxes decreased to $4.4 million for the three months ended September 30, 2012 compared to $5.0 million for the comparable quarter last year. For the six months ended September 30, 2012, income before income taxes of $7.2 million consisted of $7.0 million from the factory-built housing segment and $4.0 million from the financial services segment, offset by general corporate charges. Income before income taxes for the six months ended September 30, 2011 was $25.1 million and included a gain on bargain purchase of $22.0 million recorded as a result of the Palm Harbor purchase in accordance with ASC 805, Business Combinations.

Interest Expense. Interest expense was $1.6 million and $3.3 million for the three and six months ended September 30, 2012, respectively, compared to $1.9 million and $3.4 million for the same periods last year. Interest expense consisted primarily of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios and decreased in connection with the continued principal reductions of the securitization financings.

Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and debtor-in-possession note receivable. Other income increased 52.2% to $388,000 for the three months ended September 30, 2012 compared to $255,000 during the prior year period. For the six months ended September 30, 2012, other income increased 27.3% or $168,000 to $783,000 from $615,000 last year. Increases are the result of a higher average balance outstanding during fiscal year 2013.

Income Taxes. For the three month periods ended September 30, 2012 and 2011, the effective income tax rate was approximately 39% and 36%, respectively. For the six month periods ended September 30, 2012 and 2011, the effective income tax rate was approximately 40% and 5%, respectively. The gain on bargain purchase resulting from the acquisition of Palm Harbor in the first quarter of fiscal 2012 is excluded from taxable earnings, causing a variation in the customary relationship between income before income taxes and income tax expense for the six month period ended September 30, 2011. Excluding the gain on bargain purchase from net income, the effective tax rate would have been 39% for the six months ended September 30, 2011.

Net Income Attributable to Cavco Stockholders. Net income attributable to Cavco stockholders for the three and six months ended September 30, 2012 was $1.3 million and $2.1 million, respectively, compared to $1.7 million and $11.9 million for the comparable quarter and six month period last year, respectively. Net income attributable to Cavco stockholders for the six months ended September 30, 2011 included one half of the bargain purchase gain recognized, consistent with Cavco’s ownership percentage of Fleetwood and Palm Harbor.

Liquidity and Capital Resources

We believe that cash and cash equivalents at September 30, 2012, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may elect to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $13.9 million of cash during the six months ended September 30, 2012, compared to $11.6 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, increases in accounts payable and accrued liabilities, lower inventory levels from efforts to effectively position manufactured home inventory levels at company-owned locations and net proceeds from sales and collections of principal payments on consumer loans originated. Cash provided by operating activities during the six months ended September 30, 2012 was partially offset by additional funds employed in our strategic expansion of inventory finance programs, which increased the balance of inventory finance notes receivable. Cash provided by operating activities in the prior year primarily resulted from increases in accounts payable and accrued liabilities and net proceeds from sales and collections of principal payments on consumer loans originated.

Investing activities required the use of $1.9 million of cash during the six months ended September 30, 2012, compared to the use of $29.4 million of cash during the same period last year. Cash used by investing activities in the current period was primarily for the purchase of new investments by our insurance subsidiary offset by that subsidiary’s investment sales. Cash used by investing activities in the prior year period was primarily for funds to complete the acquisition of the assets and assumption of specified liabilities of Palm Harbor Homes, Inc. under the asset purchase agreement and debtor-in-possession credit facility.

Financing activities required the use of $6.3 million in cash during the six months ended September 30, 2012, consisting of $5.0 million used to repay securitized financings and $3.5 million net repayment of the construction lending line, offset by $2.2 million from the issuance of common stock under our stock incentive plans. Financing activities required the use of $23.4 million in cash during the six months ended September 30, 2011, consisting of $19.5 million used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011 and $6.0 million used to repay securitized financings, offset in part by $1.4 million from the issuance of common stock under our stock incentive plans.

In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of September 30, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 30, 2012, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment has not had a materially adverse impact on our cash flows. This specified level subsequently increased in October 2012, ameliorating the situation; however, the Company expects that the cumulative loss ratio for the 2007-1 securitized portfolio may again exceed its specified level during the current fiscal year. The next scheduled increase in the specified level is in October 2013.

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

Forward-looking Statements

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:

•	We operate in an industry that is currently experiencing a prolonged and significant downturn;

•	Tightened credit standards and curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	The manufactured housing industry is highly competitive, and increased competition may result in lower sales;

•	If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Our stock price can be volatile;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

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

•	The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of September 30, 2012 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.6 million.

In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As of September 30, 2012 CountryPlace had outstanding IRLCs of $30.8 million. IRLCs totaling $15.3 million were related to loans held for sale and loans in construction, which are carried at the lower of cost or market. The remaining $15.5 million of commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets, or accrued liabilities if a net liability, in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would increase the fair value of CountryPlace’s obligations by approximately $342,000.

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

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2012, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

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

Cavco Industries, Inc.
Registrant

November 7, 2012	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

November 7, 2012	/s/ Daniel L. Urness
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