Form 10-Q
period 2012-12-29
CAVCO INDUSTRIES INC
filed 2013-02-06
CIK 278166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

As of February 4, 2013, there were 6,967,954 shares of the registrant’s common stock, $.01 par value, issued and outstanding.

CAVCO INDUSTRIES, INC.

FORM 10-Q

December 29, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 29,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,451	$41,094
Restricted cash, current	6,036	6,331
Accounts receivable, net	15,478	14,871
Short-term investments	6,182	5,377
Current portion of consumer loans receivable, net	21,921	20,705
Current portion of inventory finance notes receivable, net	4,002	1,982
Inventories	62,636	62,246
Assets held for sale	1,150	3,903
Prepaid expenses and other current assets	8,564	7,848
Deferred income taxes, current	7,400	6,657

Total current assets	175,820	171,014

Restricted cash	1,178	453
Investments	10,324	8,825
Consumer loans receivable, net	94,451	98,594
Inventory finance notes receivable, net	21,875	22,699
Property, plant and equipment, net	49,790	50,064
Goodwill and other intangibles, net	79,779	80,915
Deferred income taxes	3,178	4,770

Total assets	$436,395	$437,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,041	$11,732
Accrued liabilities	59,181	58,495
Construction lending lines	—	4,550
Current portion of securitized financings	10,304	10,728

Total current liabilities	80,526	85,505

Securitized financings	74,220	80,747
Deferred income taxes	16,292	16,198
Redeemable noncontrolling interest	90,284	86,541
Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,967,954 and 6,890,796 shares, respectively	70	69
Additional paid-in capital	134,753	131,589
Retained earnings	40,198	36,627
Accumulated other comprehensive income	52	58

Total stockholders’ equity	175,073	168,343

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$436,395	$437,334

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net sales	$114,603	$114,564	$343,468	$343,553
Cost of sales	88,028	87,642	267,131	272,243

Gross profit	26,575	26,922	76,337	71,310
Selling, general and administrative expenses	20,307	20,535	60,400	59,113

Income from operations	6,268	6,387	15,937	12,197
Interest expense	(1,403)	(2,043)	(4,656)	(5,420)
Other income	416	440	1,199	1,055
Gain on bargain purchase	—	—	—	22,009

Income before income taxes	5,281	4,784	12,480	29,841
Income tax expense	(2,260)	(1,804)	(5,160)	(3,001)

Net income	3,021	2,980	7,320	26,840
Less: net income attributable to redeemable noncontrolling interest	1,564	1,303	3,749	13,256

Net income attributable to Cavco common stockholders	$1,457	$1,677	$3,571	$13,584

Comprehensive income:
Net income	$3,021	$2,980	$7,320	$26,840
Unrealized (loss) gain on available-for-sale securities, net of tax	(74)	242	(12)	(40)

Comprehensive income	2,947	3,222	7,308	26,800
Comprehensive income attributable to redeemable noncontrolling interest	1,527	1,424	3,743	13,236

Comprehensive income attributable to Cavco common stockholders	$1,420	$1,798	$3,565	$13,564

Net income per share attributable to Cavco common stockholders:
Basic	$0.21	$0.24	$0.51	$1.98

Diluted	$0.21	$0.24	$0.51	$1.96

Weighted average shares outstanding:
Basic	6,967,954	6,890,517	6,953,037	6,873,078

Diluted	7,037,333	6,951,958	7,018,280	6,936,054

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	December 29,	December 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$7,320	$26,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,044	4,233
Provision for credit losses	270	369
Deferred income taxes	951	268
Share-based compensation expense	966	695
Non-cash interest income	(798)	(1,373)
Non-cash interest expense	296	517
Gain on sale of property, plant and equipment including assets held for sale	(85)	(63)
Gain on bargain purchase	—	(22,009)
Gain on sale of loans	(6,005)	(4,285)
(Loss) gain on sale of investments	(105)	14
Changes in operating assets and liabilities:
Restricted cash	(430)	(363)
Accounts receivable	(635)	(3,235)
Consumer loans originated	(83,330)	(57,356)
Principal payments on consumer loans receivable	9,058	7,442
Proceeds from sales of consumer loans	83,826	57,979
Inventories	(390)	931
Prepaid expenses and other current assets	(716)	(2,643)
Inventory finance notes receivable	(1,107)	(3,602)
Accounts payable and accrued liabilities	(5)	4,298

Net cash provided by operating activities	12,125	8,657

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(563)	(2,273)
Proceeds from sale of property, plant and equipment including assets held for sale	1,767	3,739
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	—	(67,639)
Purchases of investments	(5,416)	(2,995)
Proceeds from sale of investments	3,042	4,830
Investment in debtor-in-possession note receivable	—	(6,238)
Proceeds from payoff of debtor-in-possession note receivable	—	45,301

Net cash used in investing activities	(1,170)	(25,275)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,199	1,463
Net (repayment) proceeds of construction lending line	(4,550)	1,625
Payments on Virgo debt	—	(19,456)
Payments on securitized financings	(7,247)	(8,130)

Net cash used in financing activities	(9,598)	(24,498)

Net increase (decrease) in cash and cash equivalents	1,357	(41,116)
Cash and cash equivalents at beginning of period	41,094	76,513

Cash and cash equivalents at end of period	$42,451	$35,397

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,958	$3,113

Cash paid during the period for interest	$4,243	$5,138

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.

Notes to Consolidated Financial Statements

December 29, 2012

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

In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on June 12, 2012 (the “Form 10-K”).

We reclassified $2.0 million of non-current inventory finance notes receivable to current portion of inventory finance notes receivable for the period ended March 31, 2012. This change had no impact to total inventory finance notes receivable. The Company evaluated the quantitative and qualitative aspects of this adjustment and determined the correction was not material. This reclassification had no impact on the Company’s consolidated statements of comprehensive income or consolidated statements of cash flows for the current or prior fiscal year.

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

On January 31, 2013, the Audit Committee of the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. This change is effective with the end of Cavco’s fiscal third quarter and first nine months ended December 29, 2012. The Company’s current fiscal year will end on March 30, 2013.

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations, and (2) financial services, which includes manufactured housing related consumer finance and insurance.

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

During the quarter ended December 29, 2012, the Company sold two idled production facilities. The Siler City, North Carolina facility sold for $338,000, and the Tempe, Arizona facility sold for $1.5 million, resulting in an aggregate net gain of $28,000. In addition, as of December 29, 2012, $1.1 million of land in various locations, acquired in the Palm Harbor transaction, was reclassified from assets held for sale to property, plant and equipment.

Beginning October 1, 2012 the Company is self-insured for workers’ compensation liability. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. The Company has purchased stop-loss insurance, which will reimburse the Company for claims exceeding $250,000 per occurrence.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company will consider this guidance as it completes its annual impairment evaluation.

For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Restricted Cash

Restricted cash consists of the following (in thousands):

	December 29,	March 31,
	2012	2012
Cash related to CountryPlace customer payments to be remitted to third parties	$3,849	$3,643
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	1,942	2,128
Cash related to workers’ compensation insurance held in trust	725	—
Cash related to retail homebuyer deposits held in trust	245	560
Other restricted cash	453	453

	$7,214	$6,784

3. Investments

The following table summarizes the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 29, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$2,751	$12	$(4)	$2,759
Mortgage-backed securities	5,050	25	(107)	4,968
States and political subdivisions	1,424	27	(1)	1,450
Corporate debt securities	3,179	56	—	3,235
Marketable equity securities	3,945	245	(96)	4,094

	$16,349	$365	$(208)	$16,506

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government agencies	$1,371	$11	$(1)	$1,381
Mortgage-backed securities	3,946	17	(48)	3,915
States and political subdivisions	1,186	26	—	1,212
Corporate debt securities	3,640	37	(1)	3,676
Marketable equity securities	3,883	218	(83)	4,018

	$14,026	$309	$(133)	$14,202

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 29, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agencies	$796	$(4)	$—	$—	$796	$(4)
Mortgage-backed securities	2,429	(107)	—	—	2,429	(107)
States and political subdivisions	256	(1)	—	—	256	(1)
Marketable equity securities	605	(30)	424	(66)	1,029	(96)

	$4,086	$(142)	$424	$(66)	$4,510	$(208)

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agencies	$249	$(1)	$—	$—	$249	$(1)
Mortgage-backed securities	2,509	(48)	—	—	2,509	(48)
Corporate debt securities	384	(1)	—	—	384	(1)
Marketable equity securities	1,194	(83)	—	—	1,194	(83)

	$4,336	$(133)	$—	$—	$4,336	$(133)

Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 29, 2012.

The Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($2.6 million of the total fair value and $80,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $16,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 29, 2012		March 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in less than one year	$2,076	$2,088	$1,355	$1,359
Due after one year through five years	4,807	4,907	5,498	5,573
Due after five years through ten years	744	715	260	270
Due after ten years	4,777	4,702	3,030	2,982

	$12,404	$12,412	$10,143	$10,184

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and nine months ended December 29, 2012 were approximately $94,000 and $150,000, respectively. Gross losses realized were approximately $31,000 and $45,000 for the three and nine months ended December 29, 2012, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	December 29,	March 31,
	2012	2012
Raw materials	$19,718	$18,570
Work in process	5,987	6,270
Finished goods and other	36,931	37,406

	$62,636	$62,246

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

	December 29,	March 31,
	2012	2012
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$102,591	$110,629
Loans held for investment (originated after Palm Harbor Acquisition Date)	592	511
Loans held for sale	7,644	4,534
Loans held—construction advances on non-conforming mortgages	5,806	3,865

Consumer loans receivable	116,633	119,539
Deferred financing fees and other, net	(261)	(240)

Consumer loans receivable, net	$116,372	$119,299

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

	December 29,	March 31,
	2012	2012
	(in thousands)
Consumer loans receivable held for investment – contractual amount Purchase Discount	$273,094	$293,818
Accretable	(99,381)	(106,949)
Non-accretable	(70,408)	(75,928)
Less consumer loans receivable reclassified as other assets	(714)	(312)

Total acquired consumer loans receivable held for investment, net	$102,591	$110,629

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

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		NineMonths Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Balance at the beginning of the period	$102,314	$111,381	$106,949	$—
Additions	—	—	—	118,335
Reclassifications from nonaccretable discount	374	—	2,834	—
Accretion	(3,307)	(4,005)	(10,402)	(10,959)

Balance at the end of the period	$99,381	$107,376	$99,381	$107,376

CountryPlace’s consumer loans receivable consists of fixed-rate, fixed-term and fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of GSEs, and those that are non-conforming. In most instances, CountryPlace’s loans are secured by a first-lien position and are provided for the consumer purchase of a home. In rare instances CountryPlace may provide other types of loans in second-lien or unsecured positions. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages, and other loans.

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

The following table disaggregates CountryPlace’s gross consumer loans receivable as of December 29, 2012, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized	Securitized		Construction	Loans Held
	2005	2007	Unsecuritized	Advances	For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,336	$843	$890	$—	$—	$3,069
620-719	19,672	13,292	1,115	—	—	34,079
720+	22,541	14,901	691	—	—	38,133

Subtotal	43,549	29,036	2,696	—	—	75,281
Conforming mortgages
0-619	—	—	275	—	103	378
620-719	—	—	1,525	3,294	4,184	9,003
720+	—	—	11	2,512	3,357	5,880

Subtotal	—	—	1,811	5,806	7,644	15,261
Non-conforming mortgages
0-619	96	843	2,457	—	—	3,396
620-719	2,038	7,253	4,892	—	—	14,183
720+	2,100	4,857	1,537	—	—	8,494

Subtotal	4,234	12,953	8,886	—	—	26,073
Other loans
Subtotal	—	—	18	—	—	18

	$47,783	$41,989	$13,411	$5,806	$7,644	$116,633

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

December 29, 2012
		Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance
Texas	41.7%	1.95%	0.81%
Florida	7.1%	1.46%	0.10%
New Mexico	6.5%	1.09%	0.07%
Arizona	5.7%	0.00%	0.00%
Alabama	5.4%	4.03%	0.22%
California	2.4%	2.84%	0.07%
All others	31.2%	4.07%	1.27%

	100.0%		2.54%

The states of Florida, Arizona and California have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 29, 2012.

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

Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	December 29,	March 31,
	2012	2012
Direct inventory finance receivables	$18,181	$18,367
Participation inventory finance receivables	7,822	6,529
Allowance for loan loss	(126)	(215)

	$25,877	$24,681

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either December 29, 2012 or March 31, 2012.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $126,000 and $215,000 at December 29, 2012 and March 31, 2012, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance receivables (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Balance at beginning of period	$139	$185	$215	$169
Provision for credit losses	(13)	17	(89)	33

Balance at end of period	$126	$202	$126	$202

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 29,	March 31,	December 29,	March 31,
	2012	2012	2012	2012
Inventory finance notes receivable:
Collectively evaluated for impairment	$12,518	$13,916	$—	$—
Individually evaluated for impairment	5,663	4,451	7,822	6,529

	$18,181	$18,367	$7,822	$6,529

Allowance for loan loss:
Collectively evaluated for impairment	$(126)	$(215)	$—	$—
Individually evaluated for impairment	—	—	—	—

	$(126)	$(215)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At December 29, 2012, the Company did not have any loans on nonaccrual status and was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 29,	March 31,	December 29,	March 31,
	2012	2012	2012	2012
Risk profile based on payment activity:
Performing	$18,133	$17,972	$7,822	$6,529
Watch list	48	395	—	—

	$18,181	$18,367	$7,822	$6,529

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding as of December 29, 2012 and March 31, 2012:

	December 29,	March 31,
	2012	2012
Florida	13.5%	10.7%
Texas	12.9%	11.3%
Arizona	11.5%	21.4%
California	2.6%	3.0%

The states of Florida, Arizona, and California have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of December 29, 2012 or March 31, 2012, respectively.

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

	December 29,	March 31,
	2012	2012
Property, plant and equipment, at cost:
Land	$22,160	$21,106
Buildings and improvements	25,360	25,111
Machinery and equipment	15,699	15,476

	63,219	61,693
Accumulated depreciation	(13,429)	(11,629)

Property, plant and equipment, net	$49,790	$50,064

8. Goodwill and Other Intangibles

Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are tested for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the nine months ended December 29, 2012 and December 31, 2011, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, insurance business in force over one year and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	December 29, 2012			March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100

Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696

Finite lived:
Customer relationships	6,200	(2,192)	4,008	6,200	(1,246)	4,954
Insurance business in force	2,070	(2,070)	—	2,070	(1,969)	101
Technology	900	(157)	743	900	(87)	813
Insurance policies and renewal rights	374	(42)	332	374	(23)	351

Total goodwill and other intangible assets	$84,240	$(4,461)	$79,779	$84,240	$(3,325)	$80,915

Amortization expense recognized on intangible assets during the three and nine months ended December 29, 2012 was $345,000 and $1.1 million, respectively. Amortization expense of $880,000 and $2.6 million was recognized during the three and nine months ended December 31, 2011, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 29,	March 31,
	2012	2012
Salaries, wages and benefits	$11,693	$10,466
Estimated warranties	8,532	9,456
Unearned insurance premiums	7,569	6,146
Customer deposits	7,282	9,740
Deferred margin	5,714	4,399
Accrued taxes	3,514	3,701
Accrued insurance	3,280	2,860
Accrued volume rebates	1,500	1,579
Reserve for repurchase commitments	1,256	819
Reserves related to consumer loans sold	1,108	805
Insurance loss reserves	921	1,141
Other (various)	6,812	7,383

	$59,181	$58,495

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

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Balance at beginning of period	$8,782	$10,809	$9,456	$9,371
Liability assumed with Palm Harbor transaction	—	—	—	1,932
Charged to costs and expenses	2,588	1,797	8,033	7,259
Payments and deductions	(2,838)	(2,707)	(8,957)	(8,663)

Balance at end of period	$8,532	$9,899	$8,532	$9,899

11. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 29,	March 31,
	2012	2012
Securitized financing 2005-1	$41,024	$44,726
Securitized financing 2007-1	43,500	46,749
Construction lending lines	—	4,550

	$84,524	$96,025

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

	December 29,	March 31,
	2012	2012
Securitized financings – contractual amount	$106,768	$117,507
Purchase Discount
Accretable	(22,244)	(26,032)
Non-accretable (1)	—	—

Total securitized financings, net	$84,524	$91,475

(1)	As the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans, the Company expects that there will not be a non-accretable difference.

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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Balance at the beginning of the period	$23,679	$29,779	$26,032	$—
Additions	—	—	—	32,072
Accretion	(1,245)	(1,521)	(3,988)	(3,814)
Adjustment to cash flows (1)	(190)	—	200	—

Balance at the end of the period	$22,244	$28,258	$22,244	$28,258

(1)	As the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans, the Company expects that there will not be a non-accretable difference.

On July 12, 2005, prior to Fleetwood’s acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of December 29, 2012, the Class A-1 and Class A-2 bonds had been retired.

On March 22, 2007, prior to Fleetwood’s acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of December 29, 2012, the Class A-1 and Class A-2 bonds had been retired.

CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 29, 2012, the cumulative loss ratios were within the specified levels for the 2005-1 and 2007-1 securitized portfolios. The Company expects that the cumulative loss ratio for the 2007-1 securitized portfolio will again exceed its specified level during the remainder of fiscal 2013. The resulting acceleration of securitized debt repayment is not expected to have a material adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2013, which may ameliorate the situation.

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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	December 29, 2012		December 31, 2011
	Written	Earned	Written	Earned
Direct premiums	$1,815	$1,231	$578	$395
Assumed premiums—nonaffiliate	3,034	3,131	2,212	2,511
Ceded premiums—nonaffiliate	(1,061)	(1,061)	(658)	(658)

Net premiums	$3,788	$3,301	$2,132	$2,248

	Nine Months Ended
	December 29, 2012		December 31, 2011
	Written	Earned	Written	Earned
Direct premiums	$4,591	$3,049	$1,207	$806
Assumed premiums—nonaffiliate	9,687	8,860	5,693	5,725
Ceded premiums—nonaffiliate	(2,753)	(2,753)	(1,171)	(1,171)

Net premiums	$11,525	$9,156	$5,729	$5,360

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

14. Commitments and Contingencies

Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $16.0 million at December 29, 2012, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.3 million and $819,000 at December 29, 2012 and March 31, 2012, respectively, related to these commitments.

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

Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during the period of home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried in the consolidated balance sheet at the lower of cost or market, which are included in consumer loans receivable. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 29,	March 31,
	2012	2012
Construction loan contract amount	$10,396	$6,397
Cumulative advances	(5,806)	(3,865)

Remaining construction contingent commitment	$4,590	$2,532

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.1 million and $805,000 as of December 29, 2012 and March 31, 2012, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the nine months ended December 29, 2012, five claim requests were received and dismissed and six indemnification agreements were executed with estimated claims totaling $139,000 as of December 29, 2012.

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

As of December 29, 2012 CountryPlace had outstanding IRLCs of $29.5 million. IRLCs totaling $18.1 million were related to loans held for sale and loans in construction, which are carried at the lower of cost or market. The remaining $11.4 million of commitments are recorded at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and nine months ended December 29, 2012, CountryPlace recognized a loss of $73,000 and $5,000, respectively, on the outstanding IRLCs.

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

The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Other Current Assets in the Consolidated Balance Sheets. During the three and nine months ended December 29, 2012, CountryPlace recognized a gain of $24,000 and a loss of $3,000, respectively, on forward sales and whole loan sale commitments.

Redeemable Noncontrolling Interest. In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding any gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of December 29, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

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

15. Stockholders’ Equity

The following table represents changes in stockholders’ equity attributable to Cavco’s stockholders and redeemable noncontrolling interest for the nine months ended December 29, 2012 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Additional		Accumulated Other		Redeemable
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling
	Shares	Amount	Capital	Earnings	Income	Total	Interest
Balance, March 31, 2012	6,890,796	$69	$131,589	$36,627	$58	$168,343	$86,541
Stock option exercises	77,158	1	2,198	—	—	2,199	—
Share-based compensation	—	—	966	—	—	966	—
Net income	—	—	—	3,571	—	3,571	3,749
Other comprehensive loss (1)	—	—	—	—	(6)	(6)	(6)

Balance, Dcember 29, 2012	6,967,954	$70	$134,753	$40,198	$52	$175,073	$90,284

(1)

Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Pre-tax unrealized gain on available-for-sale investments was $20,000 for the nine months ended December 29, 2012.

16. Stock-Based Compensation

The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 268,076 shares were still available for grant at December 29, 2012. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

Stock-based compensation cost charged against income for the three and nine months ended December 29, 2012, was $330,000 and $966,000, respectively. The Company recorded stock-based compensation expense of $239,000 and $695,000 for the three and nine months ended December 31, 2011, respectively.

As of December 29, 2012, total unrecognized compensation cost related to stock options was approximately $2.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 29, 2012:

Number
of Shares
Outstanding at March 31, 2012	407,500
Granted	72,200
Exercised	(77,000)

Outstanding at December 29, 2012	402,700

Exercisable at December 29, 2012	180,675

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended December 29, 2012 is as follows:

Number
of Shares
Nonvested at March 31, 2012	158
Vested	(158)

Nonvested at December 29, 2012	—

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

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net income attributable to Cavco common stockholders	$1,457	$1,677	$3,571	$13,584

Weighted average shares outstanding:
Basic	6,967,954	6,890,517	6,953,037	6,873,078
Common stock equivalents—treasury stock method	69,379	61,441	65,243	62,976

Diluted	7,037,333	6,951,958	7,018,280	6,936,054

Net income per share attributable to Cavco common stockholders:
Basic	$0.21	$0.24	$0.51	$1.98

Diluted	$0.21	$0.24	$0.51	$1.96

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 29, 2012 and December 31, 2011 were 14,389 and 20,427, respectively. There were 7,103 and 5,742 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended December 29, 2012 and December 31, 2011, respectively.

18. Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	December 29, 2012		March 31, 2012
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents (1)	$42,451	$42,451	$41,094	$41,094
Restricted cash (1)	7,214	7,214	6,784	6,784
Investments (2)	16,506	16,506	14,202	14,202
Consumer loans receivable (3)	116,372	122,499	119,299	122,620
Interest rate lock commitment derivatives (4)	6	6	11	11
Forward loan sale commitment derivatives (4)	4	4	7	7
Inventory finance receivable (5)	25,877	25,877	24,681	24,681
Construction lending line (5)	—	—	4,550	4,550
Securitized financings (6)	84,524	84,274	91,475	94,765

(1)	The fair value approximates book value due to the instruments’ short-term maturity.
(2)	The fair value is based on quoted market prices.
(3)

Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale are estimated based on recent GSE mortgage backed bond prices. The fair value of the construction advances approximates book value and the sales price of these loans is estimated based on construction completed.

(4)	The fair values are based on changes in GSE mortgage backed bond prices, and additionally for IRLCs, pull through rates.
(5)	The fair value approximates book value based on current market rates and the revolving nature of the instruments.
(6)	The fair value is estimated using recent public transactions of similar asset-backed securities.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of December 29, 2012
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,759	$—	$2,759	$—
Mortgage-backed securities (1)	4,968	—	4,968	—
Securities issued by states and political subdivisions (1)	1,450	—	1,450	—
Corporate debt securities (1)	3,235	—	3,235	—
Marketable equity securities (1)	4,094	4,094	—	—
Interest rate lock commitment derivatives (2)	6	—	—	6
Forward loan sale commitment derivatives (2)	4	—	—	4

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 29, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	As of December 29, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$42,451	$42,451	$—	$—
Restricted cash	7,214	7,214	—	—
Loans held for investment	108,425	—	—	108,425
Loans held for sale	8,268	—	8,268	—
Loans held—construction advances	5,806	—	—	5,806
Inventory finance receivable	25,877	—	—	25,877
Securitized financings	84,274	—	84,274	—

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the nine months ended December 29, 2012.

Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of December 29, 2012.

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

Temporary Equity Classification. ASC 480, Distinguishing Liabilities from Equity, includes guidance regarding the classification and measurement of redeemable securities, including a requirement that equity instruments that are not required to be classified as liabilities be classified as temporary equity and outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer ..

In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date (i.e. after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of December 29, 2012; however, in any event, these conditions will be met on August 18, 2014.

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

The carrying amount is subject to adjustment, after attribution of comprehensive income or loss of Fleetwood, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through December 29, 2012, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.

20. Related Party Transactions

At December 29, 2012, Third Avenue Management LLC beneficially owned approximately 7.0% of Cavco’s outstanding common shares and is also considered a related party under FASB ASC 850, Related Party Disclosures (“ASC 850”). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood, the Fleetwood transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.

21. Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes consumer finance and insurance. The following table details net sales and income (loss) before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net sales:
Factory-built housing	$103,472	$104,931	$310,822	$317,457
Financial services	11,131	9,633	32,646	26,096

	$114,603	$114,564	$343,468	$343,553

Income before income taxes:
Factory-built housing	$3,856	$5,115	$10,827	$7,693
Financial services	3,653	2,002	7,647	5,642
General corporate charges	(2,228)	(2,333)	(5,994)	(5,503)
Gain on bargain purchase	—	—	—	22,009

	$5,281	$4,784	$12,480	$29,841

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

During the quarter ended December 29, 2012, the Company operated fifteen homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida.

Cash and cash equivalents of the Company totaled approximately $42.5 million on December 29, 2012. We believe this level of capitalization should provide sufficient resources to the operations of the Company to endure continuing depressed market conditions and to establish a solid base for continued growth as circumstances improve.

Industry and Company Outlook

The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data reported by the Manufactured Housing Institute (“MHI”), annual shipments for our industry in 2012 were approximately 55,000 HUD code manufactured homes. This followed approximately 52,000 homes shipped in 2011, and 50,000 homes shipped in both calendar years 2010 and 2009, the lowest levels since 1959, the earliest year for which shipment statistics are available. Yearly home shipments from 2003 to 2012 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 91,000 and 193,000, respectively.

Ongoing economic challenges need to improve to spur annual industry and Company home sales. High unemployment and underemployment rates among homebuyers who favor affordable housing, and continuing low consumer confidence levels are two of the most significant impediments. “First-time” and “move-up” buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by the high unemployment and underemployment consequences of the recession. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. Many potential manufactured home buyers interested in our products for retirement living remain concerned about financial stability and are hesitant to commit to a new home purchase. As employment and consumer confidence levels improve, we anticipate rising demand for our homes.

Rental activity is reported to have increased as a result of economic factors and caused housing rental rates to rise. We have benefitted from somewhat improved demand for new manufactured home rental housing. However, we expect that benefits from increased home buying as an alternative to rent and as a result of excessive rental rates will be largely tied to improved consumer confidence levels and employment rates going forward. Rental housing competes directly with many of our product offerings, and reductions in rental availability and increases in the cost of renting may have the effect of shifting interested buyers to other housing alternatives, including manufactured homes.

Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly and through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although limited progress has been made in this area, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized. See “Regulatory Developments” below. While sales activity of existing homes appears to be showing signs of improvement, the current lending environment that favors site-built housing and more affluent homebuyers has resulted in an adverse impact on the ability of affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory built home continues to be somewhat impeded.

The Company operated with low backlogs during the third quarter of fiscal year 2013. The backlog of sales orders at December 29, 2012 varied among our fifteen factories, but in total was $15.9 million, or approximately two weeks of current production levels, compared to $10.9 million at December 31, 2011. The Company’s capacity utilization rate was approximately 36% during the quarter.

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

With manufacturing facilities strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the Federal HUD code, we construct modular homes that conform to state and local codes, park models and cabins, and light commercial buildings at many of our manufacturing facilities.

Company-wide, we employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Green building involves the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, high indoor air quality, specially designed ventilation systems, passive solar orientation and sustainability. Cavco also builds homes designed to use alternative energy sources such as solar and wind. Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

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

Regulatory Developments

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFBP”) to regulate consumer financial products and services. On January 10, 2013 the CFBP released the first of its mortgage finance rules required under the Dodd-Frank Act. This rule defines standards for origination of “Qualified Mortgages,” establishes specific requirements for lenders to prove borrowers’ ability to repay loans, and outlines the conditions under which Qualified Mortgages will be subject to safe harbor limitations on liability to borrowers. The rule will take effect in January 2014 and will apply to consumer credit transactions secured by a dwelling, which includes financing a manufactured home without land. The rule also establishes interest rate parameters for determining which Qualified Mortgages fall under safe harbor protection. Qualified Mortgages with interest rates outside the limits will be “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties. While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates that would be within the safe harbor limits, a significant amount of loans as currently written, especially chattel loans and non-conforming land-home loans, would fall outside the safe harbor. After the rule is in effect, lenders may become reluctant to write such loans, and investors reluctant to own or participate in owning such loans due to the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new forms, processes, procedures and controls and infrastructure, which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.

The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA Title I program guidelines became effective on June 1, 2010. On June 10, 2010, Ginnie Mae began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. This will allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, we are not aware of any loans currently being securitized under the Ginnie Mae program.

Results of Operations

Three and nine months ended December 29, 2012 compared to 2011

Net Sales. Total net sales were $114.6 million for the three months ended December 29, 2012 compared to $114.6 million for the comparable quarter last year. For the nine months ended December 29, 2012, net sales were $343.5 million compared to $343.6 million for the same period last year. The fiscal year 2012 results include the Palm Harbor operations, which were principally acquired on April 23, 2011, and from that date forward were included in the results of fiscal year 2012.

Factory-built housing net sales for the three months ended December 29, 2012 decreased 1.4% to $103.5 million from $104.9 million for the comparable quarter last year. This was mainly the result of a lower average sales price per home of $50,100 compared to $53,200 from a sales mix during the quarter comprised of a higher proportion of smaller and lower price-point homes. However, the Company’s combined factory-built housing operations sold 2,065 homes during the three months ended December 29, 2012 compared to 1,972 homes during the comparable period last year. For the nine months ended December 29, 2012, factory-built housing net sales decreased 2.1% to $310.8 million from $317.5 million for the same period last year. The average sales price per home was also lower for the nine months ended December 29, 2012 at $50,000 versus $53,200 for the comparable period last year. Home sales volume increased for the first nine months of fiscal 2013 to 6,222 homes from 5,970 homes in the comparable prior year period.

The financial services segment, consisting of CountryPlace and Standard, contributed $11.1 million and $9.6 million in net sales for the three months ended December 29, 2012 and December 31, 2011, respectively, and $32.6 million and $26.1 million for the nine months ended December 29, 2012 and December 31, 2011, respectively. This segment has increased revenue during these periods from business expansion in current and new markets. The fiscal year 2012 results include the CountryPlace and Standard operations, which were acquired during the quarter ended June 30, 2011.

Gross Profit. Gross profit as a percent of sales decreased slightly to 23.2% for the three months ended December 29, 2012 from 23.5% for the same period last year and increased to 22.2% for the nine months ended December 29, 2012 from 20.8% last year. Improved production planning and operating efficiency, made possible by more consistency in order backlogs during the nine months ended December 29, 2012 helped drive the margin increase as a percentage of net sales for the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.1%, or $228,000, to $20.3 million, or 17.7% of net sales, for the three months ended December 29, 2012 versus $20.5 million, or 17.9% of net sales, for the same period last year. For the nine month period ended December 29, 2012, selling, general and administrative expenses increased 2.2%, or $1.3 million, to $60.4 million from $59.1 million last year. The dollar increase is primarily a result of the timing of the Palm Harbor transaction last year.

Income Before Income Taxes. Income before income taxes increased to $5.3 million for the three months ended December 29, 2012 compared to $4.8 million for the comparable quarter last year. The factory-built housing and financial services segments contributed $3.9 million and $3.7 million, respectively, to income before income taxes for the three months ended December 29, 2012, offset by general corporate charges, versus $5.1 million and $2.0 million, respectively, in the comparable prior year quarter. For the nine months ended December 29, 2012, income before income taxes of $12.5 million consisted of $10.8 million from the factory-built housing segment and $7.6 million from the financial services segment, offset by general corporate charges. Income before income taxes for the nine months ended December 31, 2011 was $29.8 million and included a gain on bargain purchase of $22.0 million recorded as a result of the Palm Harbor purchase in accordance with ASC 805, Business Combinations.

Interest Expense. Interest expense was $1.4 million and $4.7 million for the three and nine months ended December 29, 2012, respectively, compared to $2.0 million and $5.4 million for the same periods last year. Interest expense consisted primarily of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios and decreased in connection with the continued principal reductions of the securitization financings.

Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and debtor-in-possession note receivable. Other income decreased 5.5% to $416,000 for the three months ended December 29, 2012 compared to $440,000 during the prior year period. For the nine months ended December 29, 2012, other income increased 13.6% or $144,000 to $1.2 million from $1.1 million last year. This increase is the result of a higher average balance outstanding of inventory finance notes receivable during the first nine months of fiscal year 2013 compared to the same period in fiscal year 2012.

Income Taxes. For the three month periods ended December 29, 2012 and December 31, 2011, the effective income tax rate was approximately 43% and 38%, respectively. The higher effective tax rate in the current quarter was primarily the result of a requirement to adjust deferred taxes for income tax law and other changes in certain states. For the nine month periods ended December 29, 2012 and December 31, 2011, the effective income tax rate was approximately 41% and 10%, respectively. The gain on bargain purchase resulting from the acquisition of Palm Harbor in the first quarter of fiscal 2012 is excluded from taxable earnings, causing a variation in the customary relationship between income before income taxes and income tax expense for the nine month period ended December 31, 2011. Excluding the gain on bargain purchase from net income, the effective tax rate would have been 38% for the nine months ended December 31, 2011.

Net Income Attributable to Cavco Stockholders. Net income attributable to Cavco stockholders for the three and nine months ended December 29, 2012 was $1.5 million and $3.6 million, respectively, compared to $1.7 million and $13.6 million for the comparable quarter and nine month period last year, respectively. Net income attributable to Cavco stockholders for the nine months ended December 31, 2011 included one half of the bargain purchase gain recognized, consistent with Cavco’s ownership percentage of Fleetwood and Palm Harbor.

Liquidity and Capital Resources

We believe that cash and cash equivalents at December 29, 2012, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may elect to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $12.1 million of cash during the nine months ended December 29, 2012, compared to $8.7 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges and collections of principal payments on consumer loans receivable. Cash provided by operating activities during the nine months ended December 29, 2012 was partially offset by additional funds employed in our strategic expansion of inventory finance programs. Cash provided by operating activities in the first nine months of the prior year were primarily the result of cash generated by operating income before non-cash charges, increases in accounts payable and accrued liabilities and collections of principal payments on consumer loans originated, partially offset by increases in accounts receivable, inventory finance notes receivable, prepaid expenses and other current assets.

Investing activities required the use of $1.2 million of cash during the nine months ended December 29, 2012, compared to the use of $25.3 million of cash during the same period last year. Cash used by investing activities in the current period was primarily for the purchase of publicly-traded securities by our insurance subsidiary for its investment portfolio, offset by that subsidiary’s investment sales and proceeds from sales of assets held for sale in the factory-built housing segment. Cash used by investing activities in the prior year period was primarily for funds to complete the acquisition of the assets and assumption of specified liabilities of Palm Harbor Homes, Inc. under the asset purchase agreement and debtor-in-possession credit facility.

Financing activities required the use of $9.6 million in cash during the nine months ended December 29, 2012, consisting of $7.2 million used to repay securitized financings and $4.6 million net repayment of the construction lending line, offset by $2.2 million from the issuance of common stock under our stock incentive plans. Financing activities required the use of $24.5 million in cash during the nine months ended December 31, 2011, consisting of $19.5 million used to retire a certain debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011 and $8.1 million used to repay securitized financings, offset by $1.5 million from the issuance of common stock under our stock incentive plans and $1.6 million in net proceeds of our construction lending line.

In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of December 29, 2012; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

The Company previously filed an amendment to its current report on Form 8-K/A with the SEC on July 8, 2011 to disclose the financial statements of the business acquired from Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries (collectively, “Seller”) and related pro-forma financial information. That filing included the consolidated balance sheets of Palm Harbor as of March 26, 2010 and March 27, 2009 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 26, 2010, and the notes related thereto. The annual financial statements provided in that filing were previously audited and included in Seller’s Form 10-K for the year ended March 26, 2010. As disclosed in the Form 8-K/A filing on July 8, 2011, Seller’s auditor had not been able to perform its customary procedures to its satisfaction to enable it to consent to the inclusion of its prior audit report in that filing due to the untimely and limited cooperation of Seller and the bankruptcy estate towards the completion of those procedures. Accordingly, as previously disclosed, (i) the financial statements included in that filing should be considered unaudited, preliminary and subject to change, (ii) that filing is incomplete, and (iii) the financial statements included in that filing are not presented in accordance with Regulation S-X of the rules and regulations of the SEC. As a result, the Company is not currently in a position to have declared effective a new registration statement with the SEC unless relief can be obtained from the SEC. The Company has worked with Seller, Seller’s auditor and the SEC to resolve this situation and the Company intends to continue to work with the SEC in order to resolve that incomplete filing. The Company anticipates that its inability to file a new registration statement will expire after filing three consecutive years of audited financial statements that include consolidation of the Palm Harbor operations.

CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 29, 2012, the cumulative loss ratios were within the specified levels for the 2005-1 and 2007-1 securitized portfolios. The Company expects that the cumulative loss ratio for the 2007-1 securitized portfolio will exceed its specified level during the remainder of fiscal 2013. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2013, which may ameliorate the situation.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 29, 2012 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.5 million.

In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As of December 29, 2012 CountryPlace had outstanding IRLCs of $29.5 million. IRLCs totaling $18.1 million were related to loans held for sale and loans in construction, which are carried at the lower of cost or market. The remaining $11.4 million of commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets, or accrued liabilities if a net liability, in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would increase the fair value of CountryPlace’s obligations by approximately $485,000.

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

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 29, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 29, 2012, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

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

Cavco Industries, Inc.
Registrant

February 6, 2013	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

February 6, 2013	/s/ Daniel L. Urness
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