Form 10-K
period 2013-03-30
CAVCO INDUSTRIES INC
filed 2013-06-11
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2012 (based on the closing price on the NASDAQ Stock Market, LLC on September 30, 2012) was $294,867,388. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 7, 2013, 6,967,954 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 30, 2013

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and company-owned retailers, planned community operators and residential developers. We are a leading producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names. The Company is also a leading builder of park model homes, vacation cabins, and systems-built commercial structures, as well as modular homes. Our mortgage subsidiary is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary provides property and casualty insurance to owners of manufactured homes. The terms “Cavco,” “us,” “we,” “our,” the “Company,” and any other similar terms refer to Cavco Industries, Inc. and its subsidiaries, unless otherwise indicated in this Form 10-K.
Through our Fleetwood Homes, Inc. (“Fleetwood”) subsidiary, jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue”), certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. were acquired on August 17, 2009 (the “Fleetwood Acquisition Date”). Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Note 20 to the Consolidated Financial Statements.
Fleetwood, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor”), acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries including CountryPlace Acceptance Corp. (“CountryPlace”) on April 23, 2011 (the “Palm Harbor Acquisition Date”). Subsequently, the stock of Standard Casualty Co. (“Standard”) was acquired on June 10, 2011 after regulatory approval was received from the Texas Department of Insurance.
Financial information for Fleetwood is included in the Consolidated Financial Statements and the related Notes that appear in this Form 10-K in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation (“ASC 810”). Fleetwood was originally formed by the Company and Third Avenue Value Fund, with each contributing $35.0 million in exchange for equal ownership interests. Management has determined that, under U.S. generally accepted accounting principles (“GAAP”), although Fleetwood is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood, wherein members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provides all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Notes 1 and 19).
As of March 30, 2013, we distributed our homes through 50 Company-owned retail outlets and a network of approximately 980 independent distribution points in 44 states, Canada, Mexico and Japan. A significant number of these independent distribution points are located in Arizona, California, Florida and Texas. Thirty-two of the Company-owned retail stores are located in Texas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook.”
We construct our homes using an assembly-line process in which each module or floor section is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization as requested by our customers. As of March 30, 2013, the Company operated fifteen homebuilding facilities located in the Pacific, Mountain, South Central and South Atlantic regions. These factories range in size from 79,000 to 250,000 square feet.
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

Standard is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard holds insurance licenses in multiple states; however, a significant portion of its writings occur in Texas and Arizona. In addition to writing direct policies, Standard assumes and cedes reinsurance in the ordinary course of business (see Note 12).
Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing and condominiums, and to existing housing, such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (IBTS), and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2012, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 9% of all new single-family housing starts and 13% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute (“MHI”), during calendar year 2012, our industry shipped approximately 55,000 HUD code manufactured homes. This followed approximately 52,000 homes shipped in 2011 and 50,000 homes shipped in each of calendar years 2010 and 2009, the lowest levels since shipment statistics began to be recorded in 1959. Yearly home shipments from 2003 to 2012 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 91,000 and 193,000, respectively.
We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The comparatively low cost of fully-equipped manufactured housing attracts these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design as well as efficient production techniques continue to position manufactured homes to meet the demand for affordable housing in markets such as rural areas and manufactured housing communities. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is sensitive to the availability of financing, general economic conditions, consumer confidence, and employment levels.
Protracted Industry Downturn. Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Since 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in reduced wholesale shipments and underutilized manufacturing and retail locations.
As a result of the foregoing factors, based on industry data as of the end of 2012, the number of active industry manufacturing facilities was 123, a decrease of 112 plants since the end of 2002, representing a 48% reduction. Weak industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
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

The purchase of the Fleetwood and Palm Harbor assets provided further operating capacity, increased home production capabilities and distribution, and entry into financial and insurance businesses specific to the Company’s industry, allowing the Company to be vertically integrated. The transactions further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the West, South, Midwest and Mid-Atlantic regions.
Products
We are among the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading producer of modular homes built primarily under the Nationwide Homes and Palm Harbor Homes brands, as well as park model homes, vacation cabins, and systems-built commercial structures.
Most of our homes are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD. Approximately 80% of the homes we produced in fiscal year 2013 were HUD code homes. We also build park model homes, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model homes are less than 400 square feet in size and are primarily used as vacation dwelling and for seasonal retirement living, and are placed in planned communities, recreational home parks and resorts. We produce a wide variety of modular homes, which include single and multi-section/modular ranch-style dwellings, split-level homes, Cape Cod style homes, two and three story homes and multi-family units. We also build commercial modular structures including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which we build our residential homes using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as homes and are often set by crane and finished at the site.
We produce our residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal year 2013 and 2012, we sold 8,398 and 7,860 homes, respectively.
Each home typically contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Feature upgrades include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors and cabinetry, granite countertops, and energy conservation items. We also offer a variety of structural and decorative customizations to meet the homebuyer's specifications. With manufacturing centers strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers’ specific needs. By offering a full range of homes from entry level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request.
We are focused on building quality energy efficient homes for the modern day homebuyer. Green building involves the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, generally lower utility costs, specially designed ventilation systems, best use of space, and passive solar orientation. We also build homes designed to use alternative energy sources such as solar and wind.
Our manufactured homes are constructed and equipped at our manufacturing facilities. The finished home is then transported by independent trucking companies either to a retail sales center, planned community, housing development or the customer's site. Retailers or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although our manufactured homes are designed to be transportable, typically only a small percentage are moved from their original site after installation.
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

Factory-built Housing
Manufacturing Operations. Our homes are constructed in plant facilities using an assembly-line process employing from 90 to 260 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
During fiscal year 2013, we operated fifteen manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 250,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale and retail orders received from buyers, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six production days. During the fiscal quarters ended March 30, 2013 and March 31, 2012, our rates of production were approximately 48 and 46 home sections per day, respectively.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities serves between 30 to 190 retailers along with a large number of one-time purchasers. Because we produce homes to fill existing wholesale and retail orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
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
At March 30, 2013, we had a backlog of home orders of approximately $26.0 million, compared to a backlog of $14.4 million at March 31, 2012. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.
Revenue and Distribution. The following table sets forth the number and proportion of homes sold by us through Company-owned and independent distribution channels during the last three fiscal years, as wells as the number of independent retail centers at the end of the applicable period. The distribution channels are outlined as follows:

	Year Ended
	March 30, 2013	March 31, 2012	March 31, 2011
Factory-built homes sold:
by Company-owned stores	1,933	1,770	123
to independent retailers, builders & developers	6,465	6,090	4,663
Total homes sold	8,398	7,860	4,786
Percentage of factory-built homes sold:
by Company-owned stores	23%	23%	3%
to independent retailers, builders & developers	77%	77%	97%
Number of Company-owned retail centers at the end of the period	50	53	6

Independent Retailers. As of March 30, 2013, we had a network of approximately 980 independent distribution points, of which 20% were in Texas, 11% in Florida, 10% in Arizona and 9% in California. The remaining 50% were in 40 other states, Canada and Mexico. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing revenue during any fiscal year within the three-year period ended March 30, 2013.
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
Independent retailers frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the retailer's lender for each home ordered. We then manufacture the home and ship it at the retailer's expense. Payment is due from the lender upon the acceptance by the retailer of the product. For a description of wholesale floor plan financing arrangements used by independent retailers and our obligations in connection with these arrangements, see “Financing—Wholesale Financing” below.
Company-Owned Retail Sales Centers. As of March 30, 2013, we had a total of 50 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma, Louisiana, Virginia, North Carolina and Florida. Thirty-two of the Company-owned retail stores are located in Texas. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons. As of March 30, 2013, Company-owned sales centers had an average inventory of 14 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories. Our Company-owned retail centers employ salespersons who are compensated through a combination of salary and commission.
Warranties. We provide the retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and certain other components are warranted by their original manufacturer for various lengths of time. Refer to our discussion of the Magnuson-Moss Warranty Federal Trade Commission Improvement Act under “Government Regulation” below.
Financial Services
As a result of the Palm Harbor acquisition, effective April 23, 2011, we have entered into the manufactured housing consumer finance and homeowner insurance lines of business.
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
All of CountryPlace’s loan contracts held are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 26 states, including the states of Texas, Florida, Arizona and New Mexico.

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
Insurance. Standard specializes in homeowner property and casualty insurance products for the manufactured housing industry. Standard is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard holds insurance licenses in multiple states; however, a significant portion of its writings occur in Texas and Arizona. In addition to writing direct policies, Standard assumes and cedes reinsurance in the ordinary course of business (see Note 12). In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents.
Financing
Wholesale Financing. Included in our wholesale factory-built housing sales to independent retailers were homes they purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $17.7 million as of March 30, 2013 compared to $12.0 million as of March 31, 2012. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.
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
Competition
The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with approximately 44 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.
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
Our lease specifically refers to the consent decree with the EPA and provides that, as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the twenty years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.
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
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) to regulate consumer financial products and services. On January 10, 2013 the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. This rule defines standards for origination of “Qualified Mortgages,” establishes specific requirements for lenders to prove borrowers' ability to repay loans, and outlines the conditions under which Qualified Mortgages will be subject to safe harbor limitations on liability to borrowers. The rule will take effect in January 2014 and will apply to consumer credit transactions secured by a dwelling, which includes financing a manufactured home without land. The rule also establishes interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits will be “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that would be within the safe harbor limits, a significant amount of loans as currently written, especially chattel loans and non-conforming land-home loans, would fall outside the safe harbor. After the rule is in effect, lenders may become reluctant to write such loans, and investors reluctant to own or participate in owning such loans due to the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new forms, processes, procedures and controls and infrastructure, which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
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
Employees
As of March 30, 2013, we had approximately 2,600 employees. We believe that our relationship with our employees is good.
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
As a result of the foregoing factors, based on industry data as of the end of 2012, the number of active industry manufacturing facilities has dropped by 112 plants to 123, representing a 48% reduction since the end of 2002.
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
We may not be able to successfully integrate Fleetwood, Palm Harbor, and any future acquisition or attain the anticipated benefits, and the acquisition of Fleetwood, Palm Harbor and other future acquisitions may adversely impact the Company’s liquidity
On April 23, 2011 a subsidiary of Fleetwood Homes, Inc., owned fifty-percent each by Cavco and Third Avenue, purchased substantially all of the assets and certain liabilities of Palm Harbor Homes, Inc., a Florida corporation. Palm Harbor was a manufacturer and marketer of factory-built housing and a provider of related consumer financing and insurance products. In addition, we purchased all of the outstanding shares of CountryPlace Acceptance Corp., CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. We also acquired all of the outstanding shares of Standard Casualty Co., Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary. Further, we assumed certain liabilities of Palm Harbor, including primarily debt facilities of the finance subsidiaries and certain warranty obligations.
We completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood in fiscal year 2010 and of Palm Harbor in fiscal year 2012. We may also consider other strategic acquisitions if such opportunities arise. The Palm Harbor and Fleetwood acquisitions, and other transactions that we may consider in the future, involve a number of risks, including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of Fleetwood, Palm Harbor, or potential future acquisitions. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.
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

As of March 30, 2013, the Company operated fifteen homebuilding facilities located in the Pacific, Mountain, South Central, and South Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 50 company-owned sales centers, 32 are located in Texas. A decline in the economic conditions of Texas could have a material adverse effect on our results of operations.
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
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 26 states, including the states of Texas, Florida, Arizona and New Mexico.
If customers do not repay their loans, CountryPlace may repossess or foreclose in order to liquidate its loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Home price depreciation and elevated levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation beyond those normally experienced by CountryPlace.
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

Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market
Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted our revenue. Most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance Corp. (“Conseco Finance”) was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance, filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders have tightened their loan underwriting standards. If other lenders do not absorb the volume of loans previously made by these lenders, we could experience further retail and manufacturing revenue declines.
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
In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services. On January 10, 2013 the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. This rule defines standards for origination of “Qualified Mortgages,” establishes specific requirements for lenders to prove borrowers' ability to repay loans, and outlines the conditions under which Qualified Mortgages will be subject to safe harbor limitations on liability to borrowers. The rule will take effect in January 2014 and will apply to consumer credit transactions secured by a dwelling, which includes financing a manufactured home without land. The rule also establishes interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits will be “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that would be within the safe harbor limits, a significant amount of loans as currently written, especially chattel loans and non-conforming land-home loans, would fall outside the safe harbor. After the rule is in effect, lenders may become reluctant to write such loans, and investors reluctant to own or participate in owning such loans due to the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new forms, processes, procedures and controls and infrastructure, which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Since 1999, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry's wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco Finance's exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry's wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. Textron Financial Corporation and GE Commercial Distribution Finance subsequently exited the business. As a result of these departures, the Company’s independent retailers have relied primarily on 21st Mortgage Corporation and smaller national lending institutions that have specialized in providing wholesale floor plan financing to manufactured housing retailers. We are concerned that floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis.
Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations
We are exposed to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects at any of our customers or business partners. The consequences of such adverse effects could include delinquencies by distributors who purchase our product under special inventory financing initiatives and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded notes receivable balances. We expanded our participation in certain wholesale financing programs in connection with the general increase in wholesale order activity and the operation of Palm Harbor’s manufacturing business subsequent to the Palm Harbor Acquisition Date. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $17.7 million as of March 30, 2013, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
Our operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, consumer confidence, land availability and development costs, apartment vacancy levels, and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.
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

A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of March 30, 2013, 15% of our total assets consisted of goodwill, all of which is attributable to our manufacturing operations. In accordance with FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”), we test goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to our Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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
The manufactured housing industry is highly competitive, and increased competition may result in lower revenue
The manufactured housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. In addition, our homes compete with repossessed homes that are offered for sale in our markets. Certain of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our retail and wholesale revenue could be reduced.
If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline
During fiscal year 2013, approximately 75% of our wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively, and may choose to sell our competitors' homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.

Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor-related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
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
If the manufactured housing industry is not able to secure favorable local zoning ordinances, our revenue could decline and our business could be adversely affected
Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not achieve widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our revenue could decline and our business, results of operations and financial condition could be adversely affected.
The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations
We are dependent to a significant extent upon the efforts of our executive officers. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key person life insurance for our executive officers.
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
The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law is being implemented over a period of several years and could increase our healthcare costs, adversely impacting the Company’s earnings.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to our properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Goodyear, Arizona (1)	1993	Leased	250,000
Woodburn, Oregon (2)	1976	Owned	221,000
Nampa, Idaho (2)	1957	Owned	171,000
Millersburg, Oregon (3)	1995	Owned	169,000
Lafayette, Tennessee (2)	1996	Owned	149,000
Douglas, Georgia (2)	1988	Owned	142,000
Rocky Mount, Virginia (2)	1995	Owned	137,000
Waco, Texas (2)	1971	Owned	132,000
Martinsville, Virginia (two facilities) (3)	1969	Owned	132,000
Seguin, Texas	2006	Owned	129,000
Fort Worth, Texas (3)	1993	Owned	121,000
Riverside, California (2)	1960	Owned	107,000
Austin, Texas (3)	1981	Owned	104,000
Plant City, Florida (3)	1981	Owned	87,000
Phoenix, Arizona	1978	Owned	79,000
Component and supply facilities:
Martinsville, Virginia (3)	1972	Owned	148,000
Inactive manufacturing facilities:
Woodland, California (2)(4)		Owned	149,000
Albemarle, North Carolina (3)		Owned	113,000
Plant City, Florida (3)		Owned	94,000
Austin, Texas (3)		Owned	77,000
Martinsville, Virginia (3)		Owned	44,000
Administrative and other locations:
Addison, Texas		Leased	24,000
Phoenix, Arizona		Leased	11,000
New Braunfels, Texas		Owned	9,000

(1)This lease expires in 2018.
(2)These facilities were purchased by the Company during fiscal year 2010.
(3)These facilities were purchased by the Company during fiscal year 2012.
(4)This facility is currently leased out, since fiscal 2011.
Except in the case of the Goodyear, Arizona plant, we own the land on which the manufacturing facilities are located. We also own substantially all of the machinery and equipment used at these factories. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. In addition to our production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard’s operations, as well as ten properties upon which six of our active retail centers are located. The remaining active sales centers are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. We lease office space in Addison, Texas for CountryPlace operations and Palm Harbor administrative support services, which lease expires in 2016. Our Phoenix, Arizona corporate headquarters lease was extended for a period of five years, commencing on February 1, 2013 and expiring on January 31, 2018. The Company has the right to terminate the lease prior to the expiration of the initial five year term, effective as of any date after January 31, 2016.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is a listing of our executive officers as of June 11, 2013, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	62
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

Daniel L. Urness	45
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

Charles E. Lott	65
President of Fleetwood Homes, Inc. since August 2009; President and Vice President - Housing Group of Fleetwood Enterprises, Inc. from April 2005 to August 2009; Mr. Lott has worked for Fleetwood Enterprises and subsequently Fleetwood Homes for all but six years of his over 40-year career in the manufactured housing industry

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "CVCO". The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on the NASDAQ for the Company's common stock.

	Sales Price
	High	Low
Year ended March 30, 2013
Fourth Quarter	$52.29	$44.41
Third Quarter	51.84	43.90
Second Quarter	52.97	44.03
First Quarter	52.73	40.51
Year ended March 31, 2012
Fourth Quarter	$54.11	$38.18
Third Quarter	47.96	32.34
Second Quarter	47.86	28.43
First Quarter	47.98	35.39
As of May 27, 2013, the Company had 810 stockholders of record and approximately 3,100 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
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

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 30, 2013 with the NASDAQ index composite and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business: the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Deer Valley Corp., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc. and Skyline Corporation. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2008 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/30/2013
Cavco Industries, Inc.	$100	$67	$97	$129	$133	$136
Nasdaq Composite Index	$100	$67	$106	$125	$140	$151
Peer Group	$100	$64	$66	$74	$35	$29

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

	Year Ended
	March 30, 2013	March 31, 2012	March 31, 2011	March 31, 2010	March 31, 2009
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$452,300	$443,066	$171,827	$115,612	$105,362
Cost of sales	351,945	347,121	147,549	104,915	94,591
Gross profit	100,355	95,945	24,278	10,697	10,771
Selling, general and administrative expenses	79,313	79,800	21,345	16,718	11,213
Income (loss) from operations	21,042	16,145	2,933	(6,021)	(442)
Interest expense	(5,973)	(7,265)	—	—	—
Other income	1,579	1,338	2,028	222	764
Gain on bargain purchase	—	22,009	—	—	—
Income (loss) before income taxes	16,648	32,227	4,961	(5,799)	322
Income tax (expense) benefit	(6,351)	(2,499)	(889)	2,006	136
Net income (loss)	10,297	29,728	4,072	(3,793)	458
Less: net income (loss) attributable to redeemable noncontrolling interest	5,334	14,491	1,241	(422)	—
Net income (loss) attributable to Cavco common stockholders	$4,963	$15,237	$2,831	$(3,371)	$458

Comprehensive income:
Net income (loss)	$10,297	$29,728	$4,072	$(3,793)	$458
Unrealized gain on available-for-sale securities, net of tax	238	116	—	—	—
Comprehensive income (loss)	10,535	29,844	4,072	(3,793)	458
Comprehensive income (loss) attributable to redeemable noncontrolling interest	5,453	14,549	1,241	(422)	—
Comprehensive income (loss) attributable to Cavco common stockholders	$5,082	$15,295	$2,831	$(3,371)	$458

Net income (loss) per share attributable to Cavco common stockholders:
Basic	$0.71	$2.22	$0.43	$(0.52)	$0.07
Diluted	$0.71	$2.19	$0.41	$(0.52)	$0.07
Weighted average shares outstanding:
Basic	6,956,706	6,877,437	6,637,270	6,516,572	6,487,665
Diluted	7,027,204	6,949,077	6,859,457	6,516,572	6,692,932

	March 30, 2013	March 31, 2012	March 31, 2011	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$47,823	$41,094	$76,513	$74,988	$70,557
Restricted cash, current	6,773	6,331	436	227	244
Accounts receivable, net	18,710	14,871	6,571	9,428	6,234
Short-term investments	6,929	5,377	—	—	4,464
Current portion of consumer loans receivable, net	20,188	20,705	—	—	—
Current portion of inventory finance notes receivable, net	3,983	1,982	—	—	—
Inventories	68,805	62,246	16,036	15,751	9,333
Assets held for sale	4,180	3,903	—	—	—
Prepaid expenses and other current assets	10,267	7,848	2,495	6,278	3,676
Debtor-in-possession note receivable	—	—	40,060	—	—
Deferred income taxes, current	6,724	6,657	4,997	6,240	3,434
Total current assets	194,382	171,014	147,108	112,912	97,942
Restricted cash	1,179	453	—	—	—
Investments	10,769	8,825	—	—	—
Consumer loans receivable, net	90,802	98,594	—	—	—
Inventory finance notes receivable, net	18,967	22,699	17,759	12,929	484
Property, plant and equipment, net	46,223	50,064	35,993	37,589	12,859
Goodwill and other intangibles, net	79,435	80,915	68,859	68,912	67,346
Deferred income taxes	2,742	4,770	—	—	—
Total assets	$444,499	$437,334	$269,719	$232,342	$178,631

Total current liabilities	87,005	85,505	65,740	32,294	14,492
Securitized financings	72,118	80,747	—	—	—
Deferred income taxes	16,492	16,198	17,491	19,694	16,099
Redeemable noncontrolling interest	91,994	86,541	35,819	34,578	—
Total stockholders’ equity	176,890	$168,343	150,669	145,776	148,040
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$444,499	$437,334	$269,719	$232,342	$178,631
The selected financial data set forth above includes the accounts of Cavco and its subsidiaries, CRG Holdings, LLC, and Fleetwood Homes, Inc. (Fleetwood includes Palm Harbor Homes, Inc., CountryPlace Acceptance Corporation, Standard Casualty Company, and their subsidiaries). The results of the Fleetwood operations and its subsidiaries have been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810 beginning August 17, 2009 for Fleetwood and beginning April 23, 2011 for its subsidiaries. Management has determined that, under GAAP, although Fleetwood is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood, wherein members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provides all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Notes 1 and 19).
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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and company-owned retailers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading producer of modular homes built primarily under the Nationwide Homes brand, as well as park model homes, vacation cabins, and systems-built commercial structures. Our mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard, provides property and casualty insurance to owners of manufactured homes.
Company Growth
On June 30, 2003, Cavco became a stand-alone publicly held company after previously operating as a wholly-owned subsidiary of Centex Corporation. Cavco’s manufactured home factory and retail operations were historically located in and primarily served the Southwest and South Central United States housing markets.
On August 17, 2009, the Company and an investment partner, Third Avenue Value Fund, acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. through their jointly-owned corporation, Fleetwood Homes, Inc. (“Fleetwood”). The Company and Third Avenue each own fifty-percent of Fleetwood. Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Notes 19 and 20.
On April 23, 2011, Fleetwood acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries, except for the stock of Standard Casualty Co., which was acquired on June 10, 2011 after regulatory approval was received from the Texas Department of Insurance.
Subsequent to these transactions, a portion of Third Avenue Value Fund’s interest in Fleetwood was transferred to an affiliate along with the applicable rights and obligations. This transfer had no impact on Cavco’s ownership interest.
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
We are in the process of expanding our product offerings throughout the combined organization by sharing product designs, production methods and marketing strategies. The supportive response by our customer base to the Palm Harbor and Fleetwood acquisitions has been encouraging. We plan to continue a consistent focus of developing synergies among all operations. Overall, we believe that these expansions and improvements will provide positive long-term strategic benefits for the Company.
During the year ended March 30, 2013, the Company operated fifteen homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida.
During the year ended March 30, 2013, the Company sold idled production facilities in Tempe, Arizona for $1.5 million and Siler City, North Carolina for $338,000, resulting in an aggregate net gain of $28,000. The Company also sold machinery and equipment during the year, resulting in a net loss of approximately $14,000.
Cash and cash equivalents of the Company totaled approximately $47.8 million on March 30, 2013. We believe this level of capitalization should provide sufficient resources to the operations of the Company to endure continuing depressed market conditions and to establish a solid base for continued growth as circumstances improve.

Industry and Company Outlook
The manufactured housing industry and the Company continue to operate at low production and shipment levels. According to data reported by the Manufactured Housing Institute (“MHI”), during calendar year 2012, our industry shipped approximately 55,000 HUD code manufactured homes. This followed approximately 52,000 homes shipped in 2011 and 50,000 homes shipped in each of calendar years 2010 and 2009, the lowest levels since shipment statistics began to be recorded in 1959. Yearly home shipments from 2003 to 2011 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 91,000 and 193,000, respectively.
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
Rental activity is reported to have increased as a result of economic factors and caused housing rental rates to rise. We have benefited from somewhat improved demand for new manufactured home rental housing. However, we expect that benefits from increased home buying as an alternative to rent and as a result of excessive rental rates will be largely tied to improved consumer confidence levels and employment rates going forward. Rental housing competes directly with many of our product offerings, and reductions in rental availability and increases in the cost of renting may have the effect of shifting interested buyers to other housing alternatives, including manufactured homes.
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We are also working through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Although limited progress has been made in this area, a meaningful positive impact in the form of increased home orders at our factories has yet to be realized. See “Regulatory Developments” below.
While sales activity of existing homes appears to be showing signs of improvement, the current lending environment that favors site-built housing and more affluent homebuyers has not resulted in similar improved capabilities for affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory-built home continues to be somewhat impeded.
Home order backlogs improved during the fourth quarter of fiscal year 2013. The backlog of sales orders at March 30, 2013 varied among our fifteen factories, but in total was $26.0 million, or approximately four weeks of current production levels, compared to $14.4 million at March 31, 2012. The Company's capacity utilization rate was approximately 38% during the fourth quarter.

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
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by 15.3 million between 2013 and 2020. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak household-formation and home-buying years. Gen Y represents prime first-time homebuyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for manufactured-home owners in this age group.
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
Company-wide, we employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Green building involves the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems, passive solar orientation and sustainability. Cavco also builds homes designed to use alternative energy sources such as solar and wind. Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
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
We were named the “Manufacturer of the Year” by the members of MHI, the factory-built home industry's national trade organization, for the fourth consecutive year in 2013. In addition, several new product designs from each of our main housing brands, namely Cavco Homes, Fleetwood Homes, and Palm Harbor Homes, were individually recognized recently by receiving design awards from MHI. Our employees enthusiastically share all of these honors with our customers and vendors.
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

Regulatory Developments
In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services. On January 10, 2013 the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. This rule defines standards for origination of “Qualified Mortgages,” establishes specific requirements for lenders to prove borrowers' ability to repay loans, and outlines the conditions under which Qualified Mortgages will be subject to safe harbor limitations on liability to borrowers. The rule will take effect in January 2014 and will apply to consumer credit transactions secured by a dwelling, which includes financing a manufactured home without land. The rule also establishes interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits will be “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that would be within the safe harbor limits, a significant amount of loans as currently written, especially chattel loans and non-conforming land-home loans, would fall outside the safe harbor. After the rule is in effect, lenders may become reluctant to write such loans, and investors reluctant to own or participate in owning such loans due to the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new forms, processes, procedures and controls and infrastructure, which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
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

Results of Operations
The following table summarizes certain financial and operating data for fiscal years 2013, 2012 and 2011.

	Year Ended
	March 30, 2013	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Statement of Operations Data:
Net revenue:
Factory-built housing	$408,094	$406,833	$171,827
Financial services	44,206	36,233	—
Total net revenue	452,300	443,066	171,827
Cost of sales	351,945	347,121	147,549
Gross profit	100,355	95,945	24,278
Selling, general and administrative expenses	79,313	79,800	21,345
Income from operations	21,042	16,145	2,933
Interest expense	(5,973)	(7,265)	—
Other income	1,579	1,338	2,028
Gain on bargain purchase	—	22,009	—
Income before income taxes	16,648	32,227	4,961
Income tax expense	(6,351)	(2,499)	(889)
Net income	10,297	29,728	4,072
Less: net income attributable to redeemable noncontrolling interest	5,334	14,491	1,241
Net income attributable to Cavco common stockholders	$4,963	$15,237	$2,831
Other Data:
Capital expenditures	$755	$2,427	$959
Depreciation	$2,530	$2,318	$1,304
Amortization of other intangibles	$1,480	$3,238	$53
Factory-built homes sold:
by Company owned stores	1,933	1,770	123
to independent retailers, builders & developers	6,465	6,090	4,663
Total factory-built homes sold	8,398	7,860	4,786

Fiscal Year 2013 Compared to Fiscal Year 2012
Net Revenue. Total net revenue increased 2.1% to $452.3 million in fiscal year 2013 from $443.1 million in fiscal year 2012.
Factory-built housing net revenue increased 0.3% to $408.1 million in fiscal year 2013 from $406.8 million in fiscal year 2012. Total homes sold during fiscal year 2013 increased 6.8% to 8,398 versus 7,860 last year.
The financial services segment, consisting of CountryPlace and Standard, contributed $44.2 million or 9.8% of net revenue for fiscal year 2013 versus $36.2 million or 8.2% of net revenue last year. The increase in revenue is due to business expansion in current and new markets.
Gross Profit. Gross profit increased to $100.4 million, which was 22.2% of net revenue for fiscal year 2013, compared to $95.9 million or 21.7% of net revenue last year. The increase in gross profit is partly a result of increased financial services revenue, which inherently has higher gross margins than our traditional manufacturing operations. Factory-built housing gross profit as a percentage of revenue continues to be adversely impacted by pricing competition, a product mix favoring smaller-size homes with fewer amenities, and reduced production efficiencies related to low capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 0.6% or $0.5 million to $79.3 million or 17.5% of net revenue for fiscal year 2013 versus $79.8 million or 18.0% of net revenue last year. Included in fiscal year 2012 was $0.9 million in acquisition-related costs for the purchase of the Palm Harbor assets.
Interest Expense. Interest expense decreased by 17.8% or $1.3 million to $6.0 million for fiscal year 2013, compared to $7.3 million for the prior year. Interest expense consisted primarily of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios and decreased in connection with the continued principal reductions of the securitization financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and unrestricted cash and cash equivalents held at various times throughout the year. Other income increased 18.0% to $1.6 million for fiscal year 2013 as compared to $1.3 million last year. The increase resulted mainly from a higher average balance outstanding of inventory finance notes receivable during fiscal year 2013 compared to the prior year.
Gain on Bargain Purchase. Included in net income for fiscal 2012 was a gain on bargain purchase of $22.0 million resulting from the Palm Harbor transaction, calculated in accordance with the accounting standards for business combinations. The gain on bargain purchase resulted from the fair value of the net assets purchased exceeding the purchase price. The gain on bargain purchase was not taxable, causing a variation in the customary relationship between income before income taxes and income tax expense for the year ended March 31, 2012.
Income Before Income Taxes. Pre-tax income decreased to $16.6 million for the year ended March 30, 2013, from $32.2 million last year. The current year amount consisted of $14.3 million from the factory-built housing segment and $10.3 million from the financial services segment, offset by general corporate charges of $8.0 million. This compared to $8.8 million from the factory-built housing segment, $8.3 million from the financial services segment, and $22.0 million of gain on bargain purchase, offset by general corporate charges of $6.9 million for the year ended March 31, 2012.
Income Taxes. The effective income tax rate was approximately 38% for fiscal year 2013 (see Note 13) and 8% for fiscal year 2012. The gain on bargain purchase resulting from the acquisition of Palm Harbor in fiscal year 2012 was excluded from taxable earnings. Also, during fiscal 2012, the Company made an election pursuant to section 338(h)(10) of the Internal Revenue Code relating to the acquisition of its insurance group, consisting of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary. This election allowed the Company to step up the tax basis of the insurance group’s assets to fair value, resulting in an offset to income tax expense of $1.2 million. Excluding this income tax benefit, and excluding the gain on bargain purchase from income before income taxes, income tax expense would have been $3.7 million in fiscal 2012, with an effective annual tax rate of 37%.
Redeemable Noncontrolling Interest. Net income attributable to the noncontrolling interest in Fleetwood held by Third Avenue decreased to $5.3 million for fiscal year 2013 versus $14.5 million in the prior year, representing fifty percent of the income generated by Fleetwood and its subsidiaries, including the Palm Harbor operations.
Net Income. Net income attributable to Cavco stockholders for fiscal 2013 was $5.0 million, compared to $15.2 million last year. Excluding the net income attributable to the Company’s common stockholders for one half of the bargain purchase gain recognized in connection with the Palm Harbor transaction (approximately $11.0 million), consistent with Cavco’s ownership percentage of Fleetwood, the net income attributable to the Company’s common stockholders for fiscal 2012 would have been $4.2 million. Excluding from this $4.2 million amount the net income attributable to the Company’s common stockholders for fifty percent of the $1.2 million income tax benefit described above, the net income attributable to Cavco stockholders for fiscal 2012 would have been $3.6 million.
Fiscal Year 2012 Compared to Fiscal Year 2011
Net Revenue. Total net revenue increased 157.9% to $443.1 million in fiscal year 2012 from $171.8 million in fiscal year 2011.
Factory-built housing net revenue increased 136.8% to $406.8 million in fiscal year 2012 from $171.8 million in fiscal year 2011. The fiscal year 2012 results include Palm Harbor operations, which were acquired on April 23, 2011, and from that date forward were included in the results of fiscal year 2012. Total homes sold during fiscal year 2012 increased 64.2% to 7,860 versus 4,786 in fiscal year 2011, primarily from the Palm Harbor transaction.
In connection with the Palm Harbor purchase, we now provide mortgage and insurance products to customers of factory-built housing and others through the acquisition of the subsidiaries comprising our financial services segment. Financial services net revenue was $36.2 million in fiscal year 2012, representing 8.2% of total net revenue.

Gross Profit. Gross profit increased to $95.9 million, which was 21.7% of net revenue for fiscal year 2012, compared to $24.3 million or 14.1% of net revenue last year. The increase in gross profit was primarily a result of the addition of the financial services operations, and the increase of 47 company-owned Palm Harbor retail stores over fiscal year 2011. The retail, finance and insurance businesses have inherently higher gross margins than our traditional manufacturing operations. Factory-built housing gross profit was adversely impacted by pricing competition, a product mix favoring smaller-size homes with fewer amenities, and reduced production efficiencies related to low capacity utilization.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 273.9% or $58.5 million to $79.8 million or 18.0% of net revenue for fiscal year 2012 versus $21.3 million or 12.4% of net revenue in fiscal year 2011. The current fiscal year amount includes $0.9 million in acquisition-related costs for the purchase of the Palm Harbor assets. The fiscal year 2011 amount includes Palm Harbor acquisition-related costs of $0.3 million. The overall increase in the amount and as a percentage of net revenue during fiscal 2012 relates primarily to inherently higher selling, general and administrative expenses in the new retail, mortgage and insurance businesses, as well as increased incentive compensation resulting from improved earnings.
Interest Expense. Interest expense of $7.3 million for the year ended March 31, 2012 consisted primarily of debt service on securitization financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and unrestricted cash and cash equivalents held at various times throughout the year. Other income decreased 34.0% to $1.3 million for fiscal year 2012 as compared to $2.0 million last year. The decrease resulted mainly from $1.0 million of interest income earned on the debtor-in-possession note receivable during fiscal 2011, offset by portfolio growth of inventory finance notes receivable.
Gain on Bargain Purchase. Included in net income for fiscal 2012 was a gain on bargain purchase of $22.0 million resulting from the Palm Harbor transaction, calculated in accordance with the accounting standards for business combinations. The gain on bargain purchase resulted from the fair value of the net assets purchased exceeding the purchase price. The gain on bargain purchase was not taxable, causing a variation in the customary relationship between income before income taxes and income tax expense for the year ended March 31, 2012.
Income Before Income Taxes. Pre-tax income increased to $32.2 million for the year ended March 31, 2012, from $5.0 million for fiscal year 2011. The current year amount consisted of $8.8 million from the factory-built housing segment, $8.3 million from the financial services segment, and $22.0 million of gain on bargain purchase, offset by general corporate charges of $6.9 million. This compared to factory-built housing income for the year ended March 31, 2011 of $9.4 million, offset by general corporate charges of $4.4 million, resulting in pre-tax income of $5.0 million.
Income Taxes. The effective income tax rate was approximately 8% for fiscal year 2012 and 18% for fiscal year 2011. The gain on bargain purchase resulting from the acquisition of Palm Harbor is excluded from taxable earnings. Also, during fiscal 2012, the Company made an election pursuant to section 338(h)(10) of the Internal Revenue Code relating to the acquisition of its insurance group, consisting of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary. This election allowed the Company to step up the tax basis of the insurance group’s assets to fair value, resulting in an offset to income tax expense of $1.2 million. Excluding this income tax benefit, and excluding the gain on bargain purchase from net income, income tax expense would have been $3.7 million in fiscal 2012, with an effective annual tax rate of 37%. In fiscal 2011, Cavco recognized an income tax benefit of $1.0 million resulting from a decrease in Arizona statutory income tax rates, enacted during the fourth quarter of fiscal year 2011. Excluding this adjustment, income tax expense would have been $1.8 million in fiscal 2011 with an effective annual tax rate of 37%.
Redeemable Noncontrolling Interest. Net income attributable to the noncontrolling interest in Fleetwood held by Third Avenue was $14.5 million for fiscal year 2012, representing fifty percent of the income generated by Fleetwood and its subsidiaries, including the Palm Harbor operations, for the fiscal year ended March 31, 2012.
Net Income. Net income attributable to Cavco stockholders for fiscal 2012 was $15.2 million compared to $2.8 million for fiscal year 2011. Excluding the net income attributable to the Company’s common stockholders for one half of the bargain purchase gain recognized in connection with the Palm Harbor transaction (approximately $11.0 million), consistent with Cavco’s ownership percentage of Fleetwood, the net income attributable to the Company’s common stockholders for fiscal 2012 would have been $4.2 million. Excluding from this $4.2 million amount the net income attributable to the Company’s common stockholders for fifty percent of the $1.2 million income tax benefit described above, the net income attributable to Cavco stockholders for fiscal 2012 would have been $3.6 million. Fiscal 2011 net income attributable to Cavco stockholders would have been $1.9 million excluding the $1.0 million income tax benefit described above.

Liquidity and Capital Resources
We believe that cash and cash equivalents at March 30, 2013, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next twelve months and into the foreseeable future. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $20.7 million of cash during the year ended March 30, 2013, compared to$16.4 million last year. Cash provided by operating activities during the current year was primarily the result of cash generated by operating income before non-cash charges and collections of principal payments on consumer loans receivable, supplemented by increases in net proceeds from consumer lending operations, accounts payable and accrued liabilities. These increases were partially offset by increased accounts receivable and inventory levels. Cash provided by operating activities during the prior year was primarily the result of cash generated by the finance subsidiaries, including proceeds from sales of consumer loans and collecting principal payments on consumer loans originated, as well as operating income before non-cash charges. These increases were supplemented by increases of accounts payable and accrued liabilities, offset in part by the funding of consumer loans originated and increases in inventory finance receivables and accounts receivable.
As a result of the credit crisis, each of the remaining national floor plan lenders substantially curtailed their lending activities, and others announced their intention to exit the business. The reduction in available inventory financing has had an adverse effect on the manufactured housing industry and has negatively impacted the ability of our retailers to obtain floor plan financing for home inventory purchases. To further support floor plan availability for our retailers, Cavco has entered into programs to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers (see Note 6).
With respect to consumer lending for the purchase of manufactured housing, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is thereby characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have material negative effects on our results of operations and financial condition.
Investing activities required the use of $2.1 million of cash during the year ended March 30, 2013, compared to $23.1 million used during last year. Cash used by investing activities in the current period was primarily for the purchase of publicly-traded securities by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales as well as proceeds from sales of assets held for sale in the factory-built housing segment. Cash used by investing activities in the prior period was primarily for funds to complete the acquisition of the assets and assumption of specified liabilities of Palm Harbor Homes, Inc., and capital expenditures in all of our operations, offset in part by net proceeds from the sale of investments and proceeds from the sale of idle facilities.
Financing activities required the use of $11.9 million in cash during the year ended March 30, 2013, consisting of $9.5 million used to repay securitized financings and $4.6 million net repayment of construction lending lines, offset by $2.2 million from the issuance of common stock under our stock incentive plans. Financing activities required the use of $28.8 million in cash during the year ended March 31, 2012, consisting of $19.5 million used to retire a certain high-cost debt obligation of the Company’s new subsidiary, CountryPlace Acceptance Corp., on May 10, 2011, and $11.4 million of payments on securitized financings, offset in part by $1.5 million from the issuance of common stock under our stock incentive plans.
In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended (the “Shareholder Agreement”), after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the right (“Put Right”) to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the right (“Call Right”) to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 30, 2013; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

The Company previously filed an amendment to its current report on Form 8-K/A with the SEC on July 8, 2011 to disclose the financial statements of the business acquired from Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries (collectively, “Seller” or “Palm Harbor Florida”) and related pro-forma financial information. That filing included the consolidated balance sheets of Palm Harbor as of March 26, 2010 and March 27, 2009 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 26, 2010, and the notes related thereto. The annual financial statements provided in that filing were previously audited and included in Seller’s Form 10-K for the year ended March 26, 2010. As disclosed in the Form 8-K/A filing on July 8 ,2011, Seller’s auditor had not been able to perform its customary procedures to its satisfaction to enable it to consent to the inclusion of its prior audit report in that filing due to the untimely and limited cooperation of Seller and the bankruptcy estate towards the completion of those procedures. Accordingly, as previously disclosed, (i) the financial statements included in that filing should be considered unaudited, preliminary and subject to change, (ii) that filing is incomplete, and (iii) the financial statements included in that filing are not presented in accordance with Regulation S-X of the rules and regulations of the SEC. As a result, any new registration statement with the SEC would be declared effective only upon obtaining specified relief from the SEC. The Company anticipates that its unrestricted ability to file a new registration statement will renew after filing three consecutive years of audited financial statements that include consolidation of the Palm Harbor operations.
CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 30, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2013, which may ameliorate the situation.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 30, 2013, consisting of future payments under securitized financings and non-cancelable operating lease agreements. For additional information related to these obligations, see Notes 11 and 14 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Debt obligations:
Securitized financing 2005-1 (1)	$53,072	$6,238	$10,960	$9,321	$26,553
Securitized financing 2007-1 (1)	49,131	8,208	13,550	10,150	17,223
Commitments for future payments under noncancelable operating leases	6,979	3,138	3,328	478	35
Total contractual obligations	$109,182	$17,584	$27,838	$19,949	$43,811

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

The following table summarizes our contingent commitments at March 30, 2013, consisting of contingent repurchase obligations, letters of credit, remaining construction contingent commitments and Third Avenue’s Put Right. For additional information related to these contingent obligations, see Notes 14 and 19 to the Consolidated Financial Statements.

	Contingent Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Repurchase obligations (1)	$17,665	$15,735	$1,930	$—	$—
Letters of credit (2)	5,100	5,100	—	—	—
Construction contingent commitment (3)	5,012	5,012	—	—	—
Total contractual obligations	$27,777	$25,847	$1,930	$—	$—

(1)
Although the repurchase obligations outstanding at March 30, 2013 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

(2)	While the current letters of credit have finite lives, they are subject to renewal based on their underlying requirements.

(3)	The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.
In accordance with the Shareholder Agreement among Cavco and Third Avenue, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 30, 2013; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

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
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period, the timing in which work orders are completed, and the historical average costs incurred to service a home. Based on the terms of the associated purchase agreement between the Company’s subsidiary, Fleetwood, and Palm Harbor Florida, the Company is only obligated to provide warranty coverage for certain homes produced by select factories and sold by Palm Harbor Florida. We did not assume any warranty liabilities for homes in which the warranty period expired prior to April 23, 2011. We have a reserve for estimated warranties of $8.2 million and $9.5 million at March 30, 2013 and March 31, 2012, respectively. Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.
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
The Company applies FASB ASC 460, Guarantees (“ASC 460”) and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews retailers' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.

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

Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers' financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for retailers who, the Company believes, are experiencing financial difficulty. The Company's repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to revenue.
The maximum amount for which the Company was contingently liable under such agreements approximated $17.7 million and $12.0 million at March 30, 2013 and March 31, 2012, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.4 million and $819,000 at March 30, 2013 and March 31, 2012, respectively. The Company made no payments under repurchase commitments during fiscal year 2013 and $110,000 during fiscal year 2012.
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal years 2013 and 2012. The Company recognized impairment losses on long-lived assets of $327,000 during fiscal year 2011.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 30, 2013, the Company evaluated forecasted taxable profits and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. Changes in events or expectations could result in significant adjustments, which could include the recording of a valuation allowance and material changes to the provision for income taxes.
Goodwill and Other Intangibles. We test goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We generally utilize either quoted market values or a discounted cash flow methodology to test for impairment of goodwill. The results of discounted cash flow methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.

As of March 30, 2013, all of our goodwill is attributable to our manufacturing reporting unit. We performed our annual goodwill impairment analysis as of March 30, 2013. In accordance with Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we opted to first assess qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal year 2013.
In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Item 1A, “Risk Factors.”
Accretable Yield on Consumer Loans Receivable and Securitized Financings. The Company acquired consumer loans receivable and securitized financings during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment and securitized financings were acquired at fair value, which resulted in a discount, and subsequently are accounted for a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) to accrete the discount.
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
Redeemable Noncontrolling Interest. The Company and Third Avenue jointly own Fleetwood Homes, Inc., with equal fifty-percent ownership interests. The results of the Fleetwood operations have been included in the Consolidated Financial Statements and the related Notes since the Fleetwood Acquisition Date in accordance with the provisions of ASC 810. Management has determined that, under GAAP, although Fleetwood is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood, wherein members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provides all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Notes 1 and 19).
After the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The circumstances under which net share settlement would be allowed are not solely within the control of Cavco. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, GAAP requires that Third Avenue’s noncontrolling interest in Fleetwood be classified as a temporary equity mezzanine item between liabilities and stockholders’ equity. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 30, 2013; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).
Other Matters
Related Party Transactions. The Company and Third Avenue jointly own Fleetwood, with equal fifty-percent ownership interests. See “Redeemable Noncontrolling Interest” under “Critical Accounting Policies” above. On July 21, 2009, Fleetwood entered into an agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business. The purchase price of the transaction was $25.8 million and was paid in cash.

On December 1, 2010, the Company and Third Avenue Value Fund entered into separate convertible note payable agreements with their subsidiary, Fleetwood, for $14.0 million each, convertible to 200 shares of Fleetwood Homes, Inc. common stock at the successful close of the contemplated Palm Harbor transaction. The convertible notes were subsequently increased by $22.0 million each, convertible to an additional 314.28 shares, for a total of $36.0 million per note, convertible to 514.28 shares in the fourth quarter of 2011. The convertible notes bore interest of 2.5% per annum. As of March 31, 2011, the balance of accrued interest payable to Third Avenue Value Fund was $119,000. The $36.0 million note payable by Fleetwood to Cavco and related accrued interest was eliminated upon consolidation. Concurrent with the successful completion of the acquisition of Palm Harbor Homes, all outstanding convertible notes were converted to shares of Fleetwood Homes, Inc. on April 23, 2011. Any right to interest income was forfeited by the note holders upon conversion.
As of March 30, 2013, Third Avenue Management LLC beneficially owned approximately 2.4% of our outstanding common shares. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
Impact of Inflation. We believe that the general inflation rate over the past several years has not had a significant impact on our revenue or profitability, but we can give no assurance that this trend will continue in the future. However, sudden increases in specific costs, such as the increases in material costs we have experienced since early 2004, as well as price competition, can affect our ability to increase our selling prices and adversely impact our results of operations. Therefore, we can give no assurance that inflation or the impact of rising material costs will not have a significant impact on our revenue or results of operations in the future.
Impact of Accounting Standards. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 affected the Company's presentation of comprehensive income within the Consolidated Financial Statements.
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
In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. As of March 30, 2013, the Company has adopted all of the aforementioned provisions of ASU 2012-02.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. In this update, entities are required to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company is currently evaluating the effect ASU 2013-02 will have on the Company’s Consolidated Financial Statements and disclosures.
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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 30, 2013 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.2 million.
In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 30, 2013 CountryPlace had outstanding IRLCs with a notional amount of $12.2 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $538,000.
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
Management’s Assessment on Internal Controls Over Financial Reporting
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 30, 2013. For Management’s Report On Internal Control Over Financial Reporting refer to page F-2 of this Annual Report.

Changes in Internal Control over Financial Reporting
We completed the Palm Harbor transaction during the quarter ended June 30, 2011. As of June 30, 2012, we have incorporated Palm Harbor's systems and internal controls into our own systems and control environment.
Other than as described above, there have been no other changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see “Election of Directors,” and “General-Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of this Report, which is incorporated in this Item 10 by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company’s executive compensation, see “Election of Directors,” and “Compensation Discussion and Analysis” (other than the “Compensation Committee Report”) of the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see “Stock Ownership” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 30, 2013, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	399,700	35.83	271,076
Equity compensation plans not approved by stockholders	—	—	—
Total	399,700	35.83	271,076

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see “Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see “Audit Fees” and “Ratification of Appointment of Independent Auditor” of the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.3*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.3*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.3.1*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.3.2*	Amendment to Employment Agreement, dated December 29, 2010, between Joseph H. Stegmayer and Cavco	Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010
10.4*	Amended and Restated Employment Agreement, dated June 30, 2011, between Joseph H. Stegmayer and Cavco	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 5, 2011
10.5*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2013	Periodic Report on Form 8-K filed on June 13, 2012
10.5.1*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.6*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2013	Periodic Report on Form 8-K filed on June 13, 2012
10.6.1*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.7*	President of Palm Harbor Homes, Inc. Incentive Plan for Fiscal Year 2013	Periodic Report on Form 8-K filed on June 13, 2012
10.7.1*	President of Palm Harbor Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.8	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.9	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.10	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 23, 2009
10.11	Shareholders’ Agreement by and among FH Holding, Inc. (now known as Fleetwood Homes, Inc.) and its Shareholders dated August 17, 2009	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.1	First Amendment to Shareholders’ Agreement dated November 30, 2010	Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.2	Second Amendment to Shareholders’ Agreement dated June 17, 2011	Exhibit 10.10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.3	Third Amendment to Shareholders’ Agreement dated February 16, 2012	Exhibit 10.10.3 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.4	Fourth Amendment to Shareholders’ Agreement dated June 5, 2012	Exhibit 10.10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.12	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010	Exhibit 10.1 to the Periodic Report on Form 8-K filed on November 29, 2010
10.13	Security Agreement dated November 29, 2010	Exhibit 10.2 to the Periodic Report on Form 8-K filed on November 29, 2010
10.14	Asset Purchase Agreement dated November 29, 2010	Exhibit 10.3 to the Periodic Report on Form 8-K filed on November 29, 2010
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

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

CAVCO INDUSTRIES, INC.

Date:	June 11, 2013	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	June 11, 2013
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	June 11, 2013
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	June 11, 2013

/s/ Steven G. Bunger	Director	June 11, 2013

/s/ David A. Greenblatt	Director	June 11, 2013

/s/ Jack Hanna	Director	June 11, 2013

CAVCO INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012	F-5
Consolidated Statements of Comprehensive Income for the Years Ended March 30, 2013, March 31, 2012 and March 31, 2011	F-6
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the Years Ended March 30, 2013, March 31, 2012 and March 31, 2011	F-7
Consolidated Statements of Cash Flows for the Years Ended March 30, 2013, March 31, 2012 and March 31, 2011	F-8
Notes to Consolidated Financial Statements	F-9

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the criteria in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 30, 2013.
The effectiveness of the Company’s internal control over financial reporting as of March 30, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
June 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 30, 2013 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated June 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 30, 2013 and March 31, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended March 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 30, 2013 and March 31, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cavco Industries Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 11, 2013

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 30, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,823	$41,094
Restricted cash, current	6,773	6,331
Accounts receivable, net	18,710	14,871
Short-term investments	6,929	5,377
Current portion of consumer loans receivable, net	20,188	20,705
Current portion of inventory finance notes receivable, net	3,983	1,982
Inventories	68,805	62,246
Assets held for sale	4,180	3,903
Prepaid expenses and other current assets	10,267	7,848
Deferred income taxes, current	6,724	6,657
Total current assets	194,382	171,014
Restricted cash	1,179	453
Investments	10,769	8,825
Consumer loans receivable, net	90,802	98,594
Inventory finance notes receivable, net	18,967	22,699
Property, plant and equipment, net	46,223	50,064
Goodwill and other intangibles, net	79,435	80,915
Deferred income taxes	2,742	4,770
Total assets	$444,499	$437,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,118	$11,732
Accrued liabilities	62,718	58,495
Construction lending lines	—	4,550
Current portion of securitized financings	10,169	10,728
Total current liabilities	87,005	85,505
Securitized financings	72,118	80,747
Deferred income taxes	16,492	16,198
Redeemable noncontrolling interest	91,994	86,541
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,967,954 and 6,890,796 shares, respectively	70	69
Additional paid-in capital	135,053	131,589
Retained earnings	41,590	36,627
Accumulated other comprehensive income	177	58
Total stockholders’ equity	176,890	168,343
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$444,499	$437,334
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 30, 2013	March 31, 2012	March 31, 2011
Net revenue	$452,300	$443,066	$171,827
Cost of sales	351,945	347,121	147,549
Gross profit	100,355	95,945	24,278
Selling, general and administrative expenses	79,313	79,800	21,345
Income from operations	21,042	16,145	2,933
Interest expense	(5,973)	(7,265)	—
Other income	1,579	1,338	2,028
Gain on bargain purchase	—	22,009	—
Income before income taxes	16,648	32,227	4,961
Income tax expense	(6,351)	(2,499)	(889)
Net income	10,297	29,728	4,072
Less: net income attributable to redeemable noncontrolling interest	5,334	14,491	1,241
Net income attributable to Cavco common stockholders	$4,963	$15,237	$2,831

Comprehensive income:
Net income	$10,297	$29,728	$4,072
Unrealized gain on available-for-sale securities, net of tax	238	116	—
Comprehensive income	10,535	29,844	4,072
Comprehensive income attributable to redeemable noncontrolling interest	5,453	14,549	1,241
Comprehensive income attributable to Cavco common stockholders	$5,082	$15,295	$2,831

Net income per share attributable to Cavco common stockholders:
Basic	$0.71	$2.22	$0.43
Diluted	$0.71	$2.19	$0.41
Weighted average shares outstanding:
Basic	6,956,706	6,877,437	6,637,270
Diluted	7,027,204	6,949,077	6,859,457

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders’ Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2010	6,541,684	$65	$127,152	$18,559	$—	$145,776	$34,578
Net income	—	—	—	2,831	—	2,831	1,241
Stock option exercises and associated tax benefits	275,922	3	1,388	—	—	1,391	—
Stock-based compensation	—	—	671	—	—	671	—
Balance, March 31, 2011	6,817,606	68	129,211	21,390	—	150,669	35,819
Net income	—	—	—	15,237	—	15,237	14,491
Unrealized gain on available-for-sale securities	—	—	—	—	58	58	58
Stock option exercises and associated tax benefits	73,190	1	1,462	—	—	1,463	—
Stock-based compensation	—	—	916	—	—	916	—
Capital contribution through conversion of notes payable	—	—	—	—	—	—	36,173
Balance, March 31, 2012	6,890,796	69	131,589	36,627	58	168,343	86,541
Net income	—	—	—	4,963	—	4,963	5,334
Unrealized gain on available-for-sale securities	—	—	—	—	119	119	119
Stock option exercises and associated tax benefits	77,158	1	2,198	—	—	2,199	—
Stock-based compensation	—	—	1,266	—	—	1,266	—
Balance, March 30, 2013	6,967,954	$70	$135,053	$41,590	$177	$176,890	$91,994

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 30, 2013	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income	$10,297	$29,728	$4,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,010	5,556	1,357
Provision for credit losses	453	98	129
Deferred income taxes	2,131	(2,488)	(960)
Stock-based compensation expense	1,266	916	671
Non-cash interest income	(948)	(2,294)	(996)
Non-cash interest expense	312	700	119
Gain on sale of property, plant and equipment including assets held for sale	(7)	(117)	(92)
Impairment of property, plant and equipment	—	—	327
Gain on bargain purchase	—	(22,009)	—
Gain on sale of loans	(8,088)	(5,871)	—
Gain on sale of investments	(150)	(7)	—
Changes in operating assets and liabilities:
Restricted cash	(1,168)	(424)	(209)
Accounts receivable	(3,878)	(5,217)	2,857
Consumer loans receivable originated	(111,414)	(78,212)	—
Principal payments on consumer loans receivable	12,288	12,511	—
Proceeds from sales of consumer loans	116,310	81,240	—
Inventories	(6,559)	1,019	(285)
Prepaid expenses and other current assets	(2,419)	(2,971)	3,783
Inventory finance notes receivable	1,866	(6,968)	(4,959)
Accounts payable and accrued liabilities	6,418	11,240	(2,673)
Net cash provided by operating activities	20,720	16,430	3,141
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(755)	(2,427)	(959)
Proceeds from sale of property, plant and equipment including assets held for sale	1,796	5,312	1,016
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	—	(67,639)	—
Purchases of investments	(8,243)	(3,484)	—
Proceeds from sale of investments	5,062	6,101	—
Investment in debtor-in-possession note receivable	—	(6,238)	(39,064)
Proceeds from payoff of debtor-in-possession note receivable	—	45,301	—
Net cash used in investing activities	(2,140)	(23,074)	(39,007)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,199	1,463	1,391
Net (repayment) proceeds of construction lending line	(4,550)	576	—
Proceeds from issuance of note payable	—	—	36,000
Payments on Virgo debt	—	(19,456)	—
Payments on securitized financings	(9,500)	(11,358)	—
Net cash (used in) provided by financing activities	(11,851)	(28,775)	37,391
Net increase (decrease) in cash and cash equivalents	6,729	(35,419)	1,525
Cash and cash equivalents at beginning of year	41,094	76,513	74,988
Cash and cash equivalents at end of year	$47,823	$41,094	$76,513
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,991	$3,751	$1,589
Cash paid during the year for interest	5,527	6,873	—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its subsidiaries (collectively, the "Company" or “Cavco”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of March 30, 2013 through the date of the filing of this report with the Securities and Exchange Commission (“SEC”).
Through our Fleetwood Homes, Inc. (“Fleetwood”) subsidiary, jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue”), certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. were acquired on August 17, 2009 (the “Fleetwood Acquisition Date”). Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Note 20 to the Consolidated Financial Statements.
Fleetwood, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor”), acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries including CountryPlace Acceptance Corp. (“CountryPlace”) on April 23, 2011 (the “Palm Harbor Acquisition Date”). Subsequently, the stock of Standard Casualty Co. (“Standard”) was acquired on June 10, 2011 after regulatory approval was received from the Texas Department of Insurance.
Financial information for Fleetwood is included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation (“ASC 810”). Management has determined that, under U.S. generally accepted accounting principles ("GAAP"), although Fleetwood is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood wherein members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provides all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest,” and is designated as such in the Consolidated Financial Statements (see Note 19).
During the year ended March 30, 2013, the Company sold two idled production facilities. The Siler City, North Carolina facility sold for $338,000, and the Tempe, Arizona facility sold for $1.5 million, resulting in an aggregate net gain of $28,000. In addition, $1.1 million of land in various locations, acquired in the Palm Harbor transaction, was reclassified from assets held for sale to property, plant and equipment. This transfer was due to a change of expectations on the timing of the sale of these properties and had no impact on the results of operations.
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company’s homes to retail customers. Our mortgage subsidiary, CountryPlace, is an approved Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Government National Mortgage Association (“GNMA” or “Ginnie Mae”) seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard, provides property and casualty insurance to owners of manufactured homes.
Fiscal Year Change. On January 31, 2013, the Audit Committee of the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. This change was effective with the end of Cavco’s fiscal third quarter and first nine months ended December 29, 2012. The Company’s current fiscal year ended on March 30, 2013.
Accounting Estimates. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, inventory finance notes receivable, accounts payable, certain accrued liabilities, construction lending lines and securitized financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of investments is at fair value as the investments are marked to market (see Note 3). The carrying amount of the Company’s inventory finance notes receivable and construction lending lines approximate fair value based on current market rates and the revolving nature of the investments. The fair value of consumer loans receivable and securitized financings are both estimated to be greater than carrying value (see Note 17).
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
At the Palm Harbor Acquisition Date, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Palm Harbor Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue.
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized upon sale of the loans as net revenue. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees earned are recognized as net revenue.
Premium amounts collected on policies issued and assumed by Standard are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing revenue during any fiscal year within the three-year period ended March 30, 2013.
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company’s cash equivalents are comprised of U.S. Treasury money market funds and money market funds with carrying amounts that approximate fair value due to their short-term nature.
Restricted Cash. Restricted cash primarily represents cash related to CountryPlace customer payments to be remitted to third parties, cash held in trust for workers' compensation insurance and deposits received from retail customers required to be held in trust accounts. The Company cannot access restricted cash for general operating purposes (see Note 2).
Accounts Receivable. The Company extends competitive credit terms on a retailer-by-retailer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers' inability to pay. As of March 30, 2013, allowance for doubtful accounts was $229,000, attributable to factory-built housing operations, compared to $402,000 at March 31, 2012.
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
Prior to being acquired by the Company, on July 12, 2005 and March 22, 2007, CountryPlace completed two securitizations of factory-built housing loan receivables. These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with FASB ASC 310, Receivables – Nonrefundable Fees and Other (“ASC 310”). The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under FASB ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace’s financial statements. The Company acquired these balances during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Since the Palm Harbor Acquisition Date, the acquired consumer loans receivable and securitized financings are accounted for in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").
Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our inventory finance notes receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $350,000 and $215,000 at March 30, 2013 and March 31, 2012, respectively (see Note 6).
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
During 2013, we reclassified $2.0 million previously reported as non-current inventory finance notes receivable to current portion of inventory finance notes receivable for the period ended March 31, 2012. This change had no impact to total inventory finance notes receivable. The Company evaluated the quantitative and qualitative aspects of this adjustment and determined the correction was not material. This reclassification had no impact on the Company’s consolidated statements of comprehensive income or consolidated statements of cash flows for the current or prior fiscal year.
Inventories. Raw material inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of cost or market, using the specific identification method.
Assets Held for Sale. As of March 30, 2013, the Company has $4.2 million in assets held for sale, consisting of land, buildings and improvements within the factory-built housing segment. The Company continues to actively market these properties. No impairment losses have been recorded in fiscal years 2013, 2012 and 2011 relating to these properties. The carrying value of properties that are held for sale is separately presented in the “Assets Held for Sale” caption in the Consolidated Balance Sheets.
Property, Plant and Equipment. Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 10 to 39 years; and machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred.
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses on long-lived assets in fiscal years 2013 or 2012 and $327,000 during fiscal 2011.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”). As such, the Company tests goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 30, 2013, all of the Company's goodwill of $67.3 million is attributable to its manufacturing reporting unit. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.

The Company performed its annual goodwill impairment analysis as of March 30, 2013. In accordance with Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company opted to first assess qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal year 2013. As of March 31, 2012, the Company compared the fair value of the reporting unit to the carrying value of the reporting unit under the first step of the quantitative assessment of ASC 350. If the fair value is less than the carrying value, the second step must be completed, comparing the fair value of goodwill to the carrying value of goodwill. In assessing the fair value of the manufacturing reporting unit, the Company primarily considered the income approach. Within the income approach, the fair value of the reporting unit was based on the discounted cash flow method, which compares the present value of expected future cash flows with the carrying value of the reporting unit’s net assets. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins, operating margins, capital expenditures, and discount rates. Based on this analysis, the fair value of the reporting unit was deemed to be sufficiently greater than the carrying value of the reporting unit as of March 31, 2012. As such, there was no need to continue to the second step under ASC 350 and test the goodwill individually.
In conjunction with the Palm Harbor transaction, the Company acquired intangible assets with a total determined value of $15.3 million, consisting of trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights (see Note 8).
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
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.
Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of repurchased homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”) and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20, based on historical information available, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard establishes reserves for claims and claims expense (“loss”) on reported and unreported claims of insured losses. Standard’s reserving process takes into account known facts and interpretations of circumstances and factors, including Standard’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, Standard may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $1.8 million as of March 30, 2013, of which $171,000 related to incurred but not reported (“IBNR”) losses.

Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health and property coverage. Beginning October 1, 2012 the Company is self-insured for workers’ compensation liability. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. For product liability and workers' compensation liability in particular, the Company has purchased stop-loss insurance, which will reimburse the Company for claims exceeding $250,000 per occurrence. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Redeemable Noncontrolling Interest. The Company and Third Avenue jointly own Fleetwood Homes, Inc., with equal fifty-percent ownership interests. Management has determined that, although Fleetwood is only fifty-percent owned by the Company, Cavco has a controlling interest and is required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood.
Third Avenue’s financial interest in Fleetwood is considered a “redeemable noncontrolling interest.” After the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding bargain purchase gain, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 30, 2013; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).
The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, GAAP requires that Third Avenue’s noncontrolling interest in Fleetwood be classified as a temporary equity mezzanine item between liabilities and stockholders’ equity (see Note 19).
Advertising. Advertising costs are expensed as incurred and were $1.6 million, $1.6 million and $241,000 for fiscal years 2013, 2012 and 2011, respectively.
Freight. Substantially all freight costs are recovered from the Company’s retailers. Freight expense of $14.6 million, $13.8 million and $8.2 million were recognized in net revenue and cost of sales for fiscal years 2013, 2012 and 2011, respectively.
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
Other Income. Other income totaled $1.6 million, $1.3 million and $2.0 million for fiscal years 2013, 2012 and 2011, respectively. Other income primarily consists of interest related to inventory finance receivable balances and of interest income earned on cash balances. In fiscal 2011, other income also included interest related to a Debtor-in-possession note receivable.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments (see Note 3). Unrealized gains and losses are presented net of tax. Unrealized gain on available-for-sale investments during fiscal year 2013 was $362,000 before tax, with an associated tax amount of $124,000, resulting in a net unrealized gain of $238,000. Unrealized gain on available-for-sale investments during fiscal year 2012 was $176,000, offset by tax effect of $60,000, for a net unrealized gain of $116,000.
Net Income Per Share Attributable to Cavco Common Stockholders. Basic earnings per common share attributable to Cavco common stockholders is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share attributable to Cavco common stockholders is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount (see Note 16).
Recent Accounting Pronouncements. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 affected the Company's presentation of comprehensive income within the Consolidated Financial Statements.
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
In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. As of March 30, 2013, the Company has adopted all of the aforementioned provisions of ASU 2012-02.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. In this update, entities are required to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company is currently evaluating the effect ASU 2013-02 will have on the Company’s Consolidated Financial Statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	March 30, 2013	March 31, 2012
Cash related to CountryPlace customer payments to be remitted to third parties	$4,870	$3,643
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	1,768	2,128
Cash related to workers’ compensation insurance held in trust	725	—
Cash related to retail homebuyer deposits held in trust	135	560
Other restricted cash	454	453
	$7,952	$6,784
3. Investments
The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,682	$11	$(6)	$2,687
Residential mortgage-backed securities	5,226	21	(108)	5,139
State and political subdivision debt securities	1,681	32	—	1,713
Corporate debt securities	2,788	48	—	2,836
Marketable equity securities	4,782	609	(68)	5,323
	$17,159	$721	$(182)	$17,698

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,371	$11	$(1)	$1,381
Residential mortgage-backed securities	3,946	17	(48)	3,915
State and political subdivision debt securities	1,186	26	—	1,212
Corporate debt securities	3,640	37	(1)	3,676
Marketable equity securities	3,883	218	(83)	4,018
	$14,026	$309	$(133)	$14,202

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,084	$(6)	$—	$—	$1,084	$(6)
Residential mortgage-backed securities	1,460	(108)	—	—	1,460	(108)
Marketable equity securities	413	(13)	304	(55)	717	(68)
	$2,957	$(127)	$304	$(55)	$3,261	$(182)

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$249	$(1)	$—	$—	$249	$(1)
Residential mortgage-backed securities	2,509	(48)	—	—	2,509	(48)
Corporate debt securities	384	(1)	—	—	384	(1)
Marketable equity securities	1,194	(83)	—	—	1,194	(83)
	$4,336	$(133)	$—	$—	$4,336	$(133)

Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at March 30, 2013.
As of March 30, 2013, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($3.7 million of the total fair value and $51,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.6 million of the total fair value and $17,000 of the total unrealized losses).
As of March 31, 2012, the Company’s investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($2.5 million of the total fair value and $72,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $11,000 of the total unrealized losses).
The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 30, 2013		March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,600	$1,607	$1,355	$1,359
Due after one year through five years	4,786	4,880	5,498	5,573
Due after five years through ten years	924	893	260	270
Due after ten years	5,067	4,995	3,030	2,982
	$12,377	$12,375	$10,143	$10,184
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for fiscal years 2013 and 2012 were approximately $216,000 and $84,000, respectively. Gross losses realized were approximately $66,000 and $77,000 for fiscal years 2013 and 2012, respectively.

4. Inventories
Inventories consist of the following (in thousands):

	March 30, 2013	March 31, 2012
Raw materials	$20,993	$18,570
Work in process	8,079	6,270
Finished goods and other	39,733	37,406
	$68,805	$62,246
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

	March 30, 2013	March 31, 2012
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$99,854	$110,629
Loans held for investment (originated after Palm Harbor Acquisition Date)	606	511
Loans held for sale	7,410	4,534
Construction advances	3,597	3,865
Consumer loans receivable	111,467	119,539
Deferred financing fees and other, net	(477)	(240)
Consumer loans receivable, net	$110,990	$119,299

As of the Palm Harbor Acquisition Date, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the Palm Harbor Acquisition Date as an amount that cannot be accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue.

	March 30, 2013	March 31, 2012
	(In thousands)
Consumer loans receivable held for investment – contractual amount	$263,038	$293,818
Purchase Discount
Accretable	(91,291)	(106,949)
Non-accretable	(71,451)	(75,928)
Less consumer loans receivable reclassified as other assets	(442)	(312)
Total acquired consumer loans receivable held for investment, net	$99,854	$110,629

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
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Year Ended
	March 30, 2013	March 31, 2012
Balance at the beginning of the period	$106,949	$—
Additions	—	118,335
Accretion	(13,554)	(15,013)
Reclassifications (to) from nonaccretable discount	(2,104)	3,627
Balance at the end of the period	$91,291	$106,949

CountryPlace’s consumer loans receivable consists of fixed-rate, fixed-term and fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises (“GSEs”), and those that are non-conforming. In most instances, CountryPlace’s loans are secured by a first-lien position and are provided for the consumer purchase of a home. In rare instances, CountryPlace may provide other types of loans in second-lien or unsecured positions. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages, and other loans.
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

The following table disaggregates CountryPlace’s gross consumer loans receivable as of March 30, 2013, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,307	$832	$875	$—	$—	$3,014
620-719	19,169	12,882	1,097	—	—	33,148
720+	21,888	14,386	658	—	—	36,932
Subtotal	42,364	28,100	2,630	—	—	73,094
Conforming mortgages
0-619	—	—	275	48	59	382
620-719	—	—	1,536	2,569	4,414	8,519
720+	—	—	11	980	2,937	3,928
Subtotal	—	—	1,822	3,597	7,410	12,829
Non-conforming mortgages
0-619	96	836	2,398	—	—	3,330
620-719	2,027	7,124	4,874	—	—	14,025
720+	1,970	4,751	1,451	—	—	8,172
Subtotal	4,093	12,711	8,723	—	—	25,527
Other loans
Subtotal	—	—	17	—	—	17
	$46,457	$40,811	$13,192	$3,597	$7,410	$111,467

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

	March 30, 2013
		Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance
Texas	41.9%	1.77%	0.74%
Florida	6.7%	2.26%	0.15%
New Mexico	6.6%	2.44%	0.16%
Arizona	6.2%	3.05%	0.19%
Alabama	5.8%	1.62%	0.09%
California	2.2%	3.18%	0.07%
All others	30.6%	3.35%	1.03%
	100.0%		2.43%

The states of Florida, Arizona and California have experienced economic weakness. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 30, 2013.

6. Inventory Finance Notes Receivable and Allowance for Loan Loss
The Company’s inventory finance notes receivable balance consists of two classes: (i) amounts loaned by the Company under participation inventory financing programs; and (ii) direct inventory financing arrangements for the home product inventory needs of our independent distribution base.
Under the terms of the participation programs, the Company provides loans to independent floorplan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases of our products. The participation inventory finance receivables are unsecured general obligations of the independent floorplan lenders.
Under the terms of the direct inventory finance arrangements, the Company provides funds for the independent retailers’ financed inventory. The notes are secured by the inventory collateral and other security depending on the borrower’s (retailer’s) circumstances. The other terms of direct inventory finance arrangements vary depending on the needs of the borrower and the opportunity for the Company, but generally follow the same tenets as the participation programs.
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	March 30, 2013	March 31, 2012
Direct inventory finance notes receivable	$18,955	$18,367
Participation inventory finance notes receivable	4,345	6,529
Allowance for loan loss	(350)	(215)
	$22,950	$24,681

The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either March 30, 2013 or March 31, 2012.
With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $350,000 and $215,000 at March 30, 2013 and March 31, 2012, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	March 30, 2013	March 31, 2012
Balance at beginning of period	$215	$169
Provision for inventory finance credit losses	135	46
Loans charged off, net of recoveries	—	—
Balance at end of period	$350	$215

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Inventory finance notes receivable:
Collectively evaluated for impairment	$12,708	$13,916	$—	$—
Individually evaluated for impairment	6,247	4,451	4,345	6,529
	$18,955	$18,367	$4,345	$6,529
Allowance for loan loss:
Collectively evaluated for impairment	$(130)	$(215)	$—	$—
Individually evaluated for impairment	(220)	—	—	—
	$(350)	$(215)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At March 30, 2013, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Risk profile based on payment activity:
Performing	$18,446	$17,972	$4,345	$6,529
Watch list	—	395	—	—
Nonperforming	509	—	—	—
	$18,955	$18,367	$4,345	$6,529

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	March 30, 2013	March 31, 2012
Florida	20.9%	10.7%
Texas	12.6%	11.3%
Arizona	10.5%	21.4%

The states of Florida and Arizona have experienced economic weakness. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of March 30, 2013 or March 31, 2012, respectively.
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

	March 30, 2013	March 31, 2012
Property, plant and equipment, at cost:
Land	$19,129	$21,106
Buildings and improvements	25,474	25,111
Machinery and equipment	15,423	15,476
	60,026	61,693
Accumulated depreciation	(13,803)	(11,629)
Property, plant and equipment, net	$46,223	$50,064
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, insurance business in force, and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are tested for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During fiscal years 2013, 2012, and 2011 no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, insurance business in force over one year and insurance policies and renewal rights over 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	March 30, 2013			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(2,506)	3,694	6,200	(1,246)	4,954
Insurance business in force	2,070	(2,070)	—	2,070	(1,969)	101
Technology	900	(181)	719	900	(87)	813
Insurance policies and renewal rights	374	(48)	326	374	(23)	351
Total goodwill and other intangible assets	$84,240	$(4,805)	$79,435	$84,240	$(3,325)	$80,915

Amortization expense recognized on intangible assets during fiscal years 2013, 2012 and 2011was $1.5 million, $3.2 million and $53,000 respectively.

Expected amortization for future fiscal years is as follows (in thousands):

Fiscal Year
2014	$1,379
2015	1,379
2016	348
2017	254
2018	254
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 30, 2013	March 31, 2012
Salaries, wages and benefits	$12,490	$10,466
Customer deposits	10,674	9,740
Unearned insurance premiums	8,781	6,146
Estimated warranties	8,202	9,456
Deferred margin	4,838	4,399
Accrued insurance	3,198	2,860
Accrued taxes	2,006	3,701
Insurance loss reserves	1,801	1,141
Accrued volume rebates	1,756	1,579
Reserve for repurchase commitments	1,352	819
Reserves related to consumer loans sold	1,172	805
Other	6,448	7,383
	$62,718	$58,495
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

	March 30, 2013	March 31, 2012	March 31, 2011
Balance at beginning of period	$9,456	$9,371	$13,891
Liability assumed with Palm Harbor transaction	—	1,932	—
Charged to costs and expenses	10,810	11,415	3,660
Payments and deductions	(12,064)	(13,262)	(8,180)
Balance at end of period	$8,202	$9,456	$9,371

11. Debt Obligations
Debt obligations consist of the following (in thousands):

	March 30, 2013	March 31, 2012
Securitized financing 2005-1	$39,850	$44,726
Securitized financing 2007-1	42,437	46,749
Construction lending lines	—	4,550
	$82,287	$96,025

The Company acquired CountryPlace's securitized financings and construction lending lines during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.
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

	March 30, 2013	March 31, 2012
Securitized financings – contractual amount	$102,203	$117,507
Purchase Discount
Accretable	(19,916)	(26,032)
Non-accretable (1)	—	—
Total securitized financings, net	$82,287	$91,475

(1)	There is no non-accretable difference, as the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans.

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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	March 30, 2013	March 31, 2012
Balance at the beginning of the period	$26,032	$—
Additions	—	32,072
Accretion	(5,174)	(5,621)
Adjustment to cash flows	(942)	(419)
Balance at the end of the period	$19,916	$26,032

On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of March 30, 2013, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of March 30, 2013, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 30, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2013, which may ameliorate the situation.
Scheduled maturities of the Company’s debt obligations consist of the following (in thousands):

Fiscal Year
2014	$10,169
2015	9,247
2016	8,270
2017	7,463
2018	6,764
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Year Ended		Year Ended
	March 30, 2013		March 31, 2012
	Written	Earned	Written	Earned
Direct premiums	$7,191	$4,637	$2,084	$1,377
Assumed premiums—nonaffiliate	13,598	12,074	8,762	8,315
Ceded premiums—nonaffiliate	(4,062)	(4,062)	(1,815)	(1,815)
Net premiums	$16,727	$12,649	$9,031	$7,877

Typical insurance policies written or assumed by Standard have a maximum coverage of $300,000 per claim, of which Standard cedes $240,000 of the risk of loss per reinsurance. Therefore, Standard maintains risk of loss limited to $60,000 per claim on typical policies. Amounts are recoverable by Standard through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $15.0 million in the aggregate.
13. Income Taxes
The provision for income taxes for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Current
Federal	$3,955	$4,227	$1,577
State	263	652	272
Total current	4,218	4,879	1,849
Deferred
Federal	1,416	(2,061)	49
State	717	(319)	(1,009)
Total deferred	2,133	(2,380)	(960)
Total income tax provision	$6,351	$2,499	$889

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates for fiscal years 2013, 2012 and 2011 of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Federal income tax at statutory rate	$5,660	$10,957	$1,687
Change in deferred tax rate	966	—	(950)
State income taxes, net of federal benefit	597	736	200
Tax credits	(595)	(505)	—
Bargain purchase gain	—	(7,483)	—
Step-up in tax basis of assets acquired	—	(1,241)	—
Net operating loss carryback claim adjustment	—	—	(73)
Other	(277)	35	25
Total income tax provision	$6,351	$2,499	$889

Net current deferred tax assets and net long-term deferred tax liabilities were as follows (in thousands):

	March 30, 2013	March 31, 2012
Net current deferred tax assets
Warranty reserves	$2,999	$3,662
Inventory	1,381	761
Salaries and wages	1,182	1,065
Insurance reserves	693	624
Repurchase reserves	665	424
Goodwill	—	270
Other	(196)	(149)
	$6,724	$6,657
Net long-term deferred tax (liabilities) assets
Goodwill	$(25,018)	$(22,505)
Loan discount	10,736	13,488
Property, plant, equipment and depreciation	(5,141)	(4,693)
Net operating loss carryforwards	5,077	4,004
Other intangibles	(3,107)	(3,805)
Deferred margin	1,732	1,927
Stock based compensation	1,263	983
Bond discount	(1,046)	(1,218)
Salaries and wages	860	—
Buydown points	(717)	(1,060)
Reserves related to consumer loans sold	478	315
Tax credits	410	418
Other	723	718
	$(13,750)	$(11,428)
During the current fiscal year, the Company recognized additional income tax expense of $966,000 resulting from changes in state income tax rates applied to the Company's deferred tax amounts and income projections reaching a higher federal income tax rate. During the fiscal 2012 fourth quarter, the Company made an election pursuant to section 338(h)(10) of the Internal Revenue Code relating to the acquisition of its insurance group, consisting of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary. This election allowed the Company to step up the tax basis of the insurance group’s assets to fair value, resulting in an offset to income tax expense of $1.2 million. During fiscal year 2011, the Company recognized an income tax benefit of $950,000 resulting from a decrease in Arizona statutory income tax rates.
The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2013, 2012 and 2011, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. At March 30, 2013, the Company has federal and state net operating loss carryforwards that total $22.0 million and $29.4 million, respectively, that begin to expire in 2031 and 2014, respectively. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted, which allowed, among other things, for certain federal net operating losses to be carried back up to five years to offset taxable income in certain prior years, for which the Company received a tax refund of $4.0 million in January 2012.

The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740 which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 30, 2013, the Company evaluated forecasted taxable income and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. At March 30, 2013, the Company’s deferred tax assets do not include $4.1 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforwards. Additional paid-in-capital will be increased by $4.1 million if and when such excess tax benefits are realized.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In July 2010, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended March 31, 2009. In July 2011, the IRS completed its examination resulting in an insignificant payment of additional taxes. The Company is no longer subject to examination by the IRS for years before fiscal year 2010. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The Company applies ASC 460 and ASC 450-20 to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews the retailers' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.
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
Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers' financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and the retailers as well as for dealers who, the Company believes, are experiencing financial difficulty. The Company's repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to revenue.

The maximum amount for which the Company was liable under such agreements approximated $17.7 million and $12.0 million at March 30, 2013 and March 31, 2012, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.4 million and $819,000 at March 30, 2013 and March 31, 2012, respectively. The Company made no payments under repurchase commitments during fiscal year 2013 and $110,000 during fiscal year 2012. Activity in the liability for estimated repurchase contingencies was as follows for fiscal years 2013, 2012, and 2011 (in thousands):

	Fiscal Year
	2013	2012	2011
Balance at beginning of period	$819	$597	$760
Charged to costs and expenses	533	332	(137)
Payments and deductions	—	(110)	(26)
Balance at end of period	$1,352	$819	$597
Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $4.3 million, $4.2 million and $1.4 million for the fiscal years ended March 30, 2013, March 31, 2012 and March 31, 2011, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 30, 2013, are as follows (in thousands):

Fiscal Year
2014	$3,138
2015	2,166
2016	1,162
2017	417
2018 and thereafter	96
$6,979

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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 30, 2013	March 31, 2012
Construction loan contract amount	$8,609	$6,397
Cumulative advances	(3,597)	(3,865)
Remaining construction contingent commitment	$5,012	$2,532

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.2 million and $805,000 as of March 30, 2013 and March 31, 2012, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the year ended March 30, 2013, six claim requests were received and dismissed and three indemnification agreements were executed with estimated claims totaling $133,000 as of March 30, 2013.
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
As of March 30, 2013 CountryPlace had outstanding IRLCs with a notional amount of $12.2 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During fiscal years 2013 and 2012, CountryPlace recognized gains of $17,000 and $11,000, respectively, on the outstanding IRLCs.
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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the years ended March 30, 2013 and March 31, 2012, CountryPlace recognized a loss of $10,000 and a gain of $7,000, respectively, on forward sales and whole loan sale commitments.
Redeemable Noncontrolling Interest. In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date, (i.e., after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding any gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 30, 2013; however, in any event, these conditions will be met on August 18, 2014 (see Note 19).

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
15. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 271,076 shares were still available for grant at March 30, 2013. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation (“ASC 718”). Stock option compensation expense decreased income before income taxes by approximately $1.3 million, $905,000 and $655,000 for fiscal years 2013, 2012 and 2011, respectively. Total compensation cost, including costs related to the vesting of restricted stock awards, charged against income for fiscal years 2013, 2012 and 2011 was approximately $1.3 million, $916,000 and $671,000, respectively. As of March 30, 2013, total unrecognized compensation cost related to stock options was approximately $2.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.
The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal year ended March 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2010	681,580	$18.88
Granted	65,500	35.80
Exercised	(345,580)	11.55
Outstanding at March 31, 2011	401,500	$27.95	3.59	$6,910
Granted	80,100	44.45
Exercised	(72,850)	20.08
Canceled or expired	(1,250)	24.18
Outstanding at March 31, 2012	407,500	$32.62	3.91	$5,689
Granted	72,200	46.59
Exercised	(77,000)	28.55
Canceled or expired	(3,000)	45.00
Outstanding at March 30, 2013	399,700	$35.83	4.18	$4,691

Exercisable at March 31, 2011	192,750	$26.81	1.59	$3,537
Exercisable at March 31, 2012	168,775	$31.57	2.37	$2,533
Exercisable at March 30, 2013	179,925	$34.15	3.58	$2,414

The weighted-average estimated fair value of employee stock options granted during fiscal years 2013, 2012 and 2011 were $19.89, $17.96 and $13.99, respectively. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $1.2 million, $1.3 million and $8.3 million, respectively.
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

	Fiscal Year
	2013	2012	2011
Volatility	51.5%	46.4%	44.1%
Risk-free interest rate	0.6%	1.6%	1.8%
Dividend yield	—%	—%	—%
Expected option life in years	4.62	4.60	4.74

The Company estimates the expected term of options granted by using the simplified method as prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. The Company uses the simplified method as the Company does not have sufficient historical share option exercise data due to the limited period of time the Company’s equity shares have been publicly traded. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes stock-based compensation expense using the straight-line attribution method.
Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s stock-based compensation plans and changes for the fiscal year ended March 30, 2013 is as follows:

	Shares	Grant-Date Fair Value
Nonvested at March 31, 2010	840	$35.67
Vested	(342)	35.09
Nonvested at March 31, 2011	498	36.07
Vested	(340)	35.11
Nonvested at March 31, 2012	158	38.16
Vested	(158)	38.16
Nonvested at March 30, 2013	—	$—

16. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2013, 2012, and 2011 (dollars in thousands, except per share amounts):

	Fiscal Year
	2013	2012	2011
Net income attributable to Cavco common stockholders	$4,963	$15,237	$2,831
Weighted average shares outstanding:
Basic	6,956,706	6,877,437	6,637,270
Common stock equivalents—treasury stock method	70,498	71,640	222,187
Diluted	7,027,204	6,949,077	6,859,457
Net income per share attributable to Cavco common stockholders:
Basic	$0.71	$2.22	$0.43
Diluted	$0.71	$2.19	$0.41
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the years ended March 30, 2013, March 31, 2012 and March 31, 2011 were 5,951, 2,568 and 84, respectively.
17. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	March 30, 2013		March 31, 2012
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$47,823	$47,823	$41,094	$41,094
Restricted cash (1)	7,952	7,952	6,784	6,784
Investments (2)	17,698	17,698	14,202	14,202
Consumer loans receivable (3)	110,990	115,044	119,299	122,620
Interest rate lock commitment derivatives (4)	28	28	11	11
Forward loan sale commitment derivatives (4)	(3)	(3)	7	7
Inventory finance receivable (5)	22,950	22,950	24,681	24,681
Construction lending line (5)	—	—	4,550	4,550
Securitized financings (6)	82,287	90,895	91,475	94,765
Mortgage servicing rights (7)	335	335	—	—

(1)	The fair value approximates book value due to the instruments’ short-term maturity.

(2)	The fair value is based on quoted market prices.

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

(4)	The fair values are based on changes in GSE mortgage backed bond prices, and additionally for IRLCs, pull through rates.

(5)	The fair value approximates book value based on current market rates and the revolving nature of the instruments.

(6)	The fair value is estimated using recent public transactions of similar asset-backed securities.

(7)	The fair value of the mortgage servicing rights is based on the present value of expected net cash flows related to servicing these loans.
In accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	March 30, 2013
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,687	$—	$2,687	$—
Mortgage-backed securities (1)	5,139	—	5,139	—
Securities issued by states and political subdivisions (1)	1,713	—	1,713	—
Corporate debt securities (1)	2,836	—	2,836	—
Marketable equity securities (1)	5,323	5,323	—	—
Interest rate lock commitment derivatives (2)	28	—	—	28
Forward loan sale commitment derivatives (2)	(3)	—	—	(3)
Mortgage servicing rights (3)	335	—	—	335

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the year ended March 30, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	March 30, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,823	$47,823	$—	$—
Restricted cash	7,952	7,952	—	—
Loans held for investment	103,487	—	—	103,487
Loans held for sale	7,960	—	7,960	—
Loans held—construction advances	3,597	—	—	3,597
Inventory finance receivable	22,950	—	—	22,950
Securitized financings	90,895	—	90,895	—

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the years ended March 30, 2013 and March 31, 2012.
Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of March 30, 2013.
FASB ASC 825, Financial Instruments (“ASC 825”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience, and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company’s fair values should not be compared to those of other companies.
Under ASC 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying market value of the Company.
Mortgage Servicing. Mortgage Servicing Rights (“MSRs”) are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow accounts, performing loss mitigation activities on behalf of investors and otherwise administering the loan servicing portfolio. MSRs are initially recorded at fair value. Changes in fair value subsequent to the initial capitalization are recorded in the Company's results of operations. The Company recognizes MSRs on all loans sold to investors that meet the requirements for sale accounting and for which servicing rights are retained.

The Company applies fair value accounting to MSRs, with all changes in fair value recorded to net revenue in accordance with FASB ASC 860-50, Servicing Assets and Liabilities. The fair value of MSRs is based on the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicer advances that the Company believes are consistent with the assumptions major market participants use in valuing MSRs. The expected cash flows are primarily impacted by prepayment estimates, delinquencies, and market discounts. Generally, the value of MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

	March 30, 2013	March 31, 2012
	(Dollars in thousands)
Serviced portfolio with MSRs	$249,378	$159,063
Number of loans serviced with MSRs	2,106	1,327
Capitalized loans servicing portfolio	$335	$—
Capitalized servicing rate (basis points)	13.43	—
Capitalized servicing multiple	39%	—%
Weighted average servicing fee (basis points)	34.59	33.65
18. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $6.0 million, $5.5 million and $3.4 million for fiscal years 2013, 2012 and 2011, respectively.

The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2012, the Company match was 20% of the first 3% of eligible compensation contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $321,000, $188,000 and $117,000 for fiscal years 2013, 2012 and 2011, respectively.
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
Temporary Equity Classification. FASB ASC 480, Distinguishing Liabilities from Equity, includes guidance regarding the classification and measurement of redeemable securities, including a requirement that equity instruments that are not required to be classified as liabilities be classified as temporary equity and outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer.
In accordance with the Shareholder Agreement entered into among Fleetwood and its shareholders (Cavco and Third Avenue), as amended, after the fifth anniversary of the Fleetwood Acquisition Date (i.e. after August 17, 2014), or at any time after Fleetwood has earned net income of at least $10.0 million in each of its two most recently completed consecutive fiscal years, excluding the gain on bargain purchase, Third Avenue has the Put Right to require Cavco to purchase all of Third Avenue’s shares of Fleetwood common stock for an amount based upon a calculation that is designed to approximate fair value. Likewise, Cavco has the Call Right to require Third Avenue to sell all of its shares of Fleetwood common stock based on the same timing and calculation as described above for the Put Right. The conditions for the Put Right or Call Right to become exercisable have not been met as of March 30, 2013; however, in any event, these conditions will be met on August 18, 2014.

The purchase price to be payable by Cavco for the purchase of Third Avenue’s shares pursuant to the exercise of the Put Right or the Call Right may be settled in cash or shares of common stock of Cavco. However, the circumstances under which net share settlement would be allowed are not solely within the control of Cavco. The availability of net share settlement is dependent upon a number of factors. For example, at the time of such purchase, Cavco’s common stock must be listed on either the NASDAQ or the New York Stock Exchange. In the case of Third Avenue’s exercise of its Put Right, Cavco may elect to pay all or a portion of such purchase price in the form of shares of common stock of Cavco. In the case of Cavco’s exercise of its Call Right, Third Avenue may elect to receive all or a portion of such purchase price in the form of shares of common stock of Cavco. In addition, net share settlement would not be available if it were to lead to a change of control of Cavco. If either Cavco or Third Avenue makes such election, the shares of Cavco common stock to be issued to Third Avenue would be valued based on the average closing price of Cavco’s common stock for the 60 most recent trading days. There is no explicit cap on the maximum number of common shares that could be potentially issuable upon redemption; therefore, Third Avenue’s noncontrolling interest in Fleetwood is classified as a temporary equity mezzanine item between liabilities and stockholders’ equity. Subject to certain conditions, the satisfaction of this purchase price obligation may be in the form of cash or Cavco common stock at Cavco’s discretion if Third Avenue exercises its Put Right, or in the form of cash or Cavco common stock at Third Avenue’s discretion if Cavco exercises its Call Right.
The carrying amount is subject to adjustment, after attribution of comprehensive income or loss of Fleetwood, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through March 30, 2013, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.
20. Related Party Transactions
At March 30, 2013, Third Avenue Management LLC beneficially owned approximately 2.4% of Cavco's outstanding common stock and is also considered a related party under FASB ASC 850, Related Party Disclosures ("ASC 850"). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood, the Fleetwood transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.

21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income (loss) before income taxes by segment (in thousands):

	Fiscal Year Ended
	March 30, 2013	March 31, 2012	March 31, 2011
Net revenue:
Factory-built housing	$408,094	$406,833	$171,827
Financial services	44,206	36,233	—
	$452,300	$443,066	$171,827
Net revenue for financial services consists of:
Consumer finance	$23,177	$22,194	$—
Insurance	21,029	14,039	—
	$44,206	$36,233	$—
Income before income taxes:
Factory-built housing	$14,335	$8,809	$9,425
Financial services	10,305	8,340	—
General corporate charges	(7,992)	(6,931)	(4,464)
Gain on bargain purchase	—	22,009	—
	$16,648	$32,227	$4,961
Depreciation:
Factory-built housing	$2,396	$2,199	$1,264
Financial services	60	85	—
General corporate	74	34	40
	$2,530	$2,318	$1,304
Amortization:
Factory-built housing	$1,178	$1,085	$53
Financial services	302	2,153	—
	$1,480	$3,238	$53
Income tax expense:
Factory-built housing	$2,495	$525	$889
Financial services	3,856	1,974	—
	$6,351	$2,499	$889
Capital expenditures:
Factory-built housing	$510	$2,381	$940
Financial services	104	39	—
General corporate	141	7	19
	$755	$2,427	$959

	March 30, 2013	March 31, 2012
Total assets:
Factory-built housing	$239,224	$235,174
Financial services	174,369	178,214
Corporate	30,906	23,946
	$444,499	$437,334

22. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2013 and 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended March 30, 2013
Net revenue	$118,781	$110,084	$114,603	$108,832	$452,300
Gross profit	24,055	25,707	26,575	24,018	100,355
Net income	1,618	2,681	3,021	2,977	10,297
Net income attributable to Cavco common stockholders	860	1,254	1,457	1,392	4,963
Net income per share attributable to Cavco common stockholders:
Basic	$0.12	$0.18	$0.21	$0.20	$0.71
Diluted	$0.12	$0.18	$0.21	$0.20	$0.71
Fiscal year ended March 31, 2012
Net revenue	$98,981	$130,008	$114,564	$99,513	$443,066
Gross profit	16,160	28,228	26,922	24,635	95,945
Net income	20,688	3,172	2,980	2,888	29,728
Net income attributable to Cavco common stockholders	10,222	1,685	1,677	1,653	15,237
Net income per share attributable to Cavco common stockholders:
Basic	$1.50	$0.24	$0.24	$0.24	$2.22
Diluted	$1.48	$0.24	$0.24	$0.24	$2.19