Form 10-Q
period 2013-06-29
CAVCO INDUSTRIES INC
filed 2013-08-06
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2013, 8,837,324 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 29, 2013

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 29, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,835	$47,823
Restricted cash, current	7,174	6,773
Accounts receivable, net	17,925	18,710
Short-term investments	7,942	6,929
Current portion of consumer loans receivable, net	23,298	20,188
Current portion of inventory finance notes receivable, net	4,193	3,983
Inventories	65,495	68,805
Assets held for sale	4,180	4,180
Prepaid expenses and other current assets	8,724	10,267
Deferred income taxes, current	6,921	6,724
Total current assets	205,687	194,382
Restricted cash	1,179	1,179
Investments	9,620	10,769
Consumer loans receivable, net	86,981	90,802
Inventory finance notes receivable, net	19,784	18,967
Property, plant and equipment, net	45,983	46,223
Goodwill and other intangibles, net	79,090	79,435
Deferred income taxes	2,550	2,742
Total assets	$450,874	$444,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,987	$14,118
Accrued liabilities	64,515	62,718
Current portion of securitized financings	10,696	10,169
Total current liabilities	92,198	87,005
Securitized financings	68,410	72,118
Deferred income taxes	16,467	16,492
Redeemable noncontrolling interest	93,958	91,994
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 6,969,954 and 6,967,954 shares, respectively	70	70
Additional paid-in capital	136,249	135,053
Retained earnings	43,416	41,590
Accumulated other comprehensive income	106	177
Total stockholders’ equity	179,841	176,890
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$450,874	$444,499
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Net revenue	$133,987	$118,781
Cost of sales	104,589	94,726
Gross profit	29,398	24,055
Selling, general and administrative expenses	22,480	19,975
Income from operations	6,918	4,080
Interest expense	(1,254)	(1,683)
Other income	375	395
Income before income taxes	6,039	2,792
Income tax expense	(2,178)	(1,174)
Net income	3,861	1,618
Less: net income attributable to redeemable noncontrolling interest	2,035	758
Net income attributable to Cavco common stockholders	$1,826	$860

Comprehensive income:
Net income	$3,861	$1,618
Unrealized loss on available-for-sale securities, net of tax	(142)	(26)
Comprehensive income	3,719	1,592
Comprehensive income attributable to redeemable noncontrolling interest	1,964	745
Comprehensive income attributable to Cavco common stockholders	$1,755	$847

Net income per share attributable to Cavco common stockholders:
Basic	$0.26	$0.12
Diluted	$0.26	$0.12
Weighted average shares outstanding:
Basic	6,968,173	6,923,676
Diluted	7,049,234	6,995,771

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income	$3,861	$1,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	961	1,091
Provision for credit losses	160	213
Deferred income taxes	44	946
Stock-based compensation expense	1,146	270
Non-cash interest income	(218)	(364)
Non-cash interest expense	15	189
Loss on sale of property, plant and equipment	5	13
Gain on sale of loans	(1,707)	(1,539)
Gain on sale of investments	(31)	(30)
Changes in operating assets and liabilities:
Restricted cash	(401)	(801)
Accounts receivable	766	599
Consumer loans receivable originated	(31,481)	(22,705)
Principal payments on consumer loans receivable	4,327	2,983
Proceeds from sales of consumer loans	29,938	22,829
Inventories	3,310	4,406
Prepaid expenses and other current assets	1,393	(888)
Inventory finance notes receivable	(1,124)	18
Accounts payable and accrued liabilities	4,666	419
Net cash provided by operating activities	15,630	9,267
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(386)	(221)
Proceeds from sale of property, plant and equipment	5	21
Purchases of investments	(2,420)	(1,578)
Proceeds from sale of investments	2,329	608
Net cash used in investing activities	(472)	(1,170)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	50	2,161
Net repayment of construction lending line	—	(2,014)
Payments on securitized financings	(3,196)	(2,189)
Net cash used in financing activities	(3,146)	(2,042)
Net increase in cash and cash equivalents	12,012	6,055
Cash and cash equivalents at beginning of the period	47,823	41,094
Cash and cash equivalents at end of the period	$59,835	$47,149
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,038	$1,514
Cash paid during the year for interest	$1,245	$1,644

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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; other than the acquisition of the noncontrolling interest discussed in Note 19, there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 30, 2013 filed with the SEC on June 11, 2013 (the “Form 10-K”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company’s current fiscal year will end on March 29, 2014.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing related consumer finance and insurance. Including the operating production facilities purchased in the Fleetwood and Palm Harbor transactions, the Company builds a wide variety of affordable modular homes, manufactured homes and park model seasonal homes in 15 factories located throughout the United States, primarily distributed through a network of independent and company-owned retailers. The Company operates 50 company-owned retail stores in the United States. The Company's mortgage subsidiary (“CountryPlace”) is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Palm Harbor’s insurance subsidiary (“Standard”) provides property and casualty insurance to owners of manufactured homes.
Through our Fleetwood Homes, Inc. (“Fleetwood”) subsidiary, which was jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue” see Note 20), certain manufactured housing assets and liabilities were acquired on August 17, 2009 (the “Fleetwood Acquisition Date”). During fiscal year 2012, Fleetwood, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation (“Palm Harbor”), purchased substantially all of the assets and assumed specified liabilities of Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries.
Financial information for Fleetwood has historically been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation (“ASC 810”). Management has determined that, under GAAP, when Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood wherein members of Cavco’s management held all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood is reported as a “redeemable noncontrolling interest” in the Consolidated Financial Statements (see Note 19).
As discussed in Note 19, subsequent to the end of the first fiscal quarter, the Company acquired Third Avenue’s interest in Fleetwood. After the transaction closed on July 22, 2013, Fleetwood and its subsidiaries were wholly-owned by the Company and Third Avenue no longer has a noncontrolling interest in Fleetwood.

Recent Accounting Pronouncements. In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company adopted this guidance commencing with its annual assessment at March 30, 2013.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	June 29, 2013	March 30, 2013
Cash related to CountryPlace customer payments to be remitted to third parties	$5,274	$4,870
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	1,846	1,768
Cash related to workers’ compensation insurance held in trust	725	725
Cash related to retail homebuyer deposits held in trust	54	135
Other restricted cash	454	454
	$8,353	$7,952
3. Investments
The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	June 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,338	$8	$(59)	$2,287
Residential mortgage-backed securities	4,566	13	(231)	4,348
State and political subdivision debt securities	1,673	14	(14)	1,673
Corporate debt securities	2,569	36	—	2,605
Marketable equity securities	5,094	632	(77)	5,649
Equity method investment	1,000	—	—	1,000
	$17,240	$703	$(381)	$17,562

	March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,682	$11	$(6)	$2,687
Residential mortgage-backed securities	5,226	21	(108)	5,139
State and political subdivision debt securities	1,681	32	—	1,713
Corporate debt securities	2,788	48	—	2,836
Marketable equity securities	4,782	609	(68)	5,323
	$17,159	$721	$(182)	$17,698

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 29, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,194	$(59)	$—	$—	$1,194	$(59)
Residential mortgage-backed securities	3,167	(199)	612	(32)	3,779	(231)
States and political subdivisions	242	(14)	—	—	242	(14)
Marketable equity securities	734	(32)	304	(45)	1,038	(77)
	$5,337	$(304)	$916	$(77)	$6,253	$(381)

	March 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,084	$(6)	$—	$—	$1,084	$(6)
Residential mortgage-backed securities	1,460	(108)	—	—	1,460	(108)
Marketable equity securities	413	(13)	304	(55)	717	(68)
	$2,957	$(127)	$304	$(55)	$3,261	$(182)
Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at June 29, 2013.
As of June 29, 2013, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($4.1 million of the total fair value and $68,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.5 million of the total fair value and $9,000 of the total unrealized losses).
As of March 30, 2013, the Company’s investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($3.7 million of the total fair value and $51,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.6 million of the total fair value and $17,000 of the total unrealized losses).
The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 29, 2013		March 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$2,283	$2,294	$1,600	$1,607
Due after one year through five years	4,116	4,159	4,786	4,880
Due after five years through ten years	822	773	924	893
Due after ten years	3,925	3,687	5,067	4,995
	$11,146	$10,913	$12,377	$12,375
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three months ended June 29, 2013 were approximately $68,000. Gross losses realized were approximately $36,000 for the three months ended June 29, 2013.

4. Inventories
Inventories consist of the following (in thousands):

	June 29, 2013	March 30, 2013
Raw materials	$20,875	$20,993
Work in process	7,124	8,079
Finished goods and other	37,496	39,733
	$65,495	$68,805
5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Consumer loans receivable held for sale are carried at the lower of cost or market and construction advances are carried at the amount advanced less a valuation allowance. The following table summarizes consumer loans receivable (in thousands):

	June 29, 2013	March 30, 2013
Loans held for investment (acquired as part of the Palm Harbor transaction)	$96,426	$99,854
Loans held for investment (originated after the Palm Harbor transaction)	1,059	606
Loans held for sale	8,392	7,410
Construction advances, net	4,837	3,597
Consumer loans receivable	110,714	111,467
Deferred financing fees and other, net	(435)	(477)
Consumer loans receivable, net	$110,279	$110,990
As of the date of the Palm Harbor acquisition, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the date of the Palm Harbor transaction as an amount that cannot be accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue.

	June 29, 2013	March 30, 2013
	(In thousands)
Consumer loans receivable held for investment – contractual amount	$252,309	$263,038
Purchase discount
Accretable yield	(86,467)	(91,291)
Non-accretable difference	(69,145)	(71,451)
Less consumer loans receivable reclassified as other assets	(271)	(442)
Total acquired consumer loans receivable held for investment, net	$96,426	$99,854
Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected by CountryPlace. At the balance sheet date, the Company evaluates whether the present value of expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the date of the Palm Harbor transaction. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Balance at the beginning of the period	$91,291	$106,949
Accretion	(3,116)	(3,564)
Net transfers from accretable yield to non-accretable difference	(1,708)	—
Balance at the end of the period	$86,467	$103,385
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
The following table disaggregates CountryPlace’s gross consumer loans receivable as of June 29, 2013, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,217	$790	$855	$—	$—	$2,862
620-719	18,331	12,448	1,007	—	50	31,836
720+	21,200	13,955	648	—	—	35,803
Subtotal	40,748	27,193	2,510	—	50	70,501
Conforming mortgages
0-619	—	—	433	—	84	517
620-719	—	—	1,712	2,763	5,173	9,648
720+	—	—	11	2,074	3,085	5,170
Subtotal	—	—	2,156	4,837	8,342	15,335
Non-conforming mortgages
0-619	95	831	2,411	—	—	3,337
620-719	1,862	6,993	4,517	—	—	13,372
720+	1,963	4,740	1,449	—	—	8,152
Subtotal	3,920	12,564	8,377	—	—	24,861
Other loans
Subtotal	—	—	17	—	—	17
	$44,668	$39,757	$13,060	$4,837	$8,392	$110,714

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

	June 29, 2013
		Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance
Texas	41.9%	2.30%	0.96%
Florida	7.3%	2.16%	0.16%
New Mexico	6.6%	0.26%	0.02%
Arizona	6.0%	3.79%	0.23%
Alabama	5.5%	1.78%	0.10%
California	2.3%	—%	—%
All others	30.4%	3.60%	1.09%
	100.0%		2.56%
The states of Florida, Arizona and California have particularly experienced housing weakness from economic circumstances. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 29, 2013.
6. Inventory Finance Notes Receivable and Allowance for Loan Loss
The Company’s inventory finance notes receivable balance consists of two classes: (i) amounts loaned by the Company under participation inventory financing programs; and (ii) direct inventory financing arrangements for the home product inventory needs of our independent distribution base.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases of our products. The participation inventory finance receivables are unsecured general obligations of the independent floor plan lenders.
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
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	June 29, 2013	March 30, 2013
Direct inventory finance notes receivable	$20,583	$18,955
Participation inventory finance notes receivable	3,604	4,345
Allowance for loan loss	(210)	(350)
	$23,977	$22,950
The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either June 29, 2013 or March 30, 2013.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $210,000 and $350,000 at June 29, 2013 and March 30, 2013, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	Three months ended
	June 29, 2013	June 30, 2012
Balance at beginning of period	$350	$215
Provision for inventory finance credit losses	(97)	(19)
Loans charged off, net of recoveries	(43)	—
Balance at end of period	$210	$196
The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June 29, 2013	March 30, 2013	June 29, 2013	March 30, 2013
Inventory finance notes receivable:
Collectively evaluated for impairment	$13,640	$12,708	$—	$—
Individually evaluated for impairment	6,943	6,247	3,604	4,345
	$20,583	$18,955	$3,604	$4,345
Allowance for loan loss:
Collectively evaluated for impairment	$(139)	$(130)	$—	$—
Individually evaluated for impairment	(71)	(220)	—	—
	$(210)	$(350)	$—	$—
Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At June 29, 2013, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June 29, 2013	March 30, 2013	June 29, 2013	March 30, 2013
Risk profile based on payment activity:
Performing	$20,334	$18,446	$3,604	$4,345
Watch list	73	—	—	—
Nonperforming	176	509	—	—
	$20,583	$18,955	$3,604	$4,345

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	June 29, 2013	March 30, 2013
Florida	24.1%	20.9%
Texas	12.4%	12.6%
Colorado	11.2%	5.1%
Arizona	8.0%	10.5%
The states of Florida and Arizona have particularly experienced housing weakness from economic circumstances. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of June 29, 2013 or March 30, 2013, respectively.
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

	June 29, 2013	March 30, 2013
Property, plant and equipment, at cost:
Land	$19,129	$19,129
Buildings and improvements	25,497	25,474
Machinery and equipment	15,771	15,423
	60,397	60,026
Accumulated depreciation	(14,414)	(13,803)
Property, plant and equipment, net	$45,983	$46,223
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, and insurance policies and renewal rights. Goodwill, trademarks and trade names, and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the three months ended June 29, 2013, and June 30, 2012, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	June 29, 2013			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(2,822)	3,378	6,200	(2,506)	3,694
Technology	900	(204)	696	900	(181)	719
Insurance policies and renewal rights	374	(54)	320	374	(48)	326
Total goodwill and other intangible assets	$82,170	$(3,080)	$79,090	$82,170	$(2,735)	$79,435
Amortization expense recognized on intangible assets during the three months ended June 29, 2013, and June 30, 2012 was $345,000, and $446,000 respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 29, 2013	March 30, 2013
Salaries, wages and benefits	$13,156	$12,490
Customer deposits	10,315	10,674
Unearned insurance premiums	9,463	8,781
Estimated warranties	8,509	8,202
Deferred margin	5,035	4,838
Accrued insurance	3,244	3,198
Accrued volume rebates	2,092	1,756
Accrued taxes	2,004	2,006
Reserve for repurchase commitments	1,570	1,352
Insurance loss reserves	1,382	1,801
Reserves related to consumer loans sold	1,170	1,172
Other	6,575	6,448
	$64,515	$62,718

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

	Three Months Ended
	June 29, 2013	June 30, 2012
Balance at beginning of period	$8,202	$9,456
Charged to costs and expenses	2,718	2,673
Payments and deductions	(2,411)	(3,047)
Balance at end of period	$8,509	$9,082
11. Debt Obligations
Debt obligations consist of the following (in thousands):

	June 29, 2013	March 30, 2013
Securitized financing 2005-1	$38,141	$39,850
Securitized financing 2007-1	40,965	42,437
	$79,106	$82,287
The Company acquired CountryPlace's securitized financings and construction lending lines during the first quarter of fiscal 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.
The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for securitized consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the date of the Palm Harbor acquisition cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield). The following table summarizes securitized financings (in thousands):

	June 29, 2013	March 30, 2013
Securitized financings – contractual amount	$97,985	$102,203
Purchase discount
Accretable yield	(18,879)	(19,916)
Non-accretable difference (1)	—	—
Total securitized financings, net	$79,106	$82,287

(1)	There is no non-accretable difference, as the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans.
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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Balance at the beginning of the period	$19,916	$26,032
Accretion	(1,150)	(1,398)
Adjustment to cash flows	113	—
Balance at the end of the period	$18,879	$24,634
On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of June 29, 2013, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of June 29, 2013, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 29, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment is not expected to have a material adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2013, but is not expected to ameliorate the condition.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	June 29, 2013		June 30, 2012
	Written	Earned	Written	Earned
Direct premiums	$2,908	$2,109	$1,311	$807
Assumed premiums—nonaffiliate	3,945	3,477	3,333	2,772
Ceded premiums—nonaffiliate	(1,621)	(1,621)	(763)	(763)
Net premiums	$5,232	$3,965	$3,881	$2,816

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
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $19.5 million at June 29, 2013, without reduction for the resale value of the homes. The Company applies FASB ASC 460, Guarantees (“ASC 460”), and FASB ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.6 million and $1.4 million at June 29, 2013 and March 30, 2013, respectively, related to the commitments pertaining to these agreements.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 29, 2013	March 30, 2013
Construction loan contract amount	$11,600	$8,609
Cumulative advances	(5,012)	(3,597)
Remaining construction contingent commitment	$6,588	$5,012

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.2 million as of June 29, 2013 and March 30, 2013, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the three months ended June 29, 2013, no claim requests were received and dismissed and no indemnification agreements were executed.
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
As of June 29, 2013 CountryPlace had outstanding IRLCs with a notional amount of $14.5 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three months ended June 29, 2013, CountryPlace recognized a loss of $237,000 on the outstanding IRLCs.
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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three months ended June 29, 2013, CountryPlace recognized a gain of $261,000 on forward sales and whole loan sale commitments.
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

15. Stockholders’ Equity
The following table represents changes in stockholders’ equity attributable to Cavco’s stockholders and redeemable non-controlling interest for the three months ended June 29, 2013 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, March 30, 2013	6,967,954	70	135,053	41,590	177	176,890	91,994
Stock option exercises	2,000	—	50	—	—	50	—
Share-based compensation	—	—	1,146	—	—	1,146
Net income	—	—	—	1,826	—	1,826	2,035
Other comprehensive loss (1)	—	—	—	—	(71)	(71)	(71)
Balance, June 29, 2013	6,969,954	$70	$136,249	$43,416	$106	$179,841	$93,958

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax on available-for-sale investments was $216,000 for the three months ended June 29, 2013.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 272,076 shares were still available for grant at June 29, 2013. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a period of up to five years in accordance with plan provisions, or as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended June 29, 2013 and June 30, 2012, was $1.1 million and $270,000, respectively.
As of June 29, 2013, total unrecognized compensation cost related to stock options was approximately $872,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.
The following table summarizes the option activity within the Company’s stock-based compensation plans for the three months ended June 29, 2013:

Number of Shares
Outstanding at March 30, 2013	399,700
Granted	4,000
Exercised	(2,000)
Canceled or expired	(5,000)
Outstanding at June 29, 2013	396,700
Exercisable at June 29, 2013	197,850

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

	Three Months Ended
	June 29, 2013	June 30, 2012
Net income attributable to Cavco common stockholders	$1,826	$860
Weighted average shares outstanding:
Basic	6,968,173	6,923,676
Common stock equivalents—treasury stock method	81,061	72,095
Diluted	7,049,234	6,995,771
Net income per share attributable to Cavco common stockholders:
Basic	$0.26	$0.12
Diluted	$0.26	$0.12
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 29, 2013, and June 30, 2012 were 21,991, and 9,055 respectively.
18. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	June 29, 2013		March 30, 2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$59,835	$59,835	$47,823	$47,823
Restricted cash (1)	8,353	8,353	7,952	7,952
Investments (2)	17,562	17,562	17,698	17,698
Consumer loans receivable (3)	110,279	113,918	110,990	115,044
Interest rate lock commitment derivatives (4)	(209)	(209)	28	28
Forward loan sale commitment derivatives (4)	258	258	(3)	(3)
Inventory finance receivable (5)	23,977	23,977	22,950	22,950
Securitized financings (6)	79,106	88,045	82,287	90,895
Mortgage servicing rights (7)	340	340	335	335

(1)	The fair value approximates book value due to the instruments’ short-term maturity.

(2)	The fair value is based on quoted market prices.

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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	June 29, 2013
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,287	$—	$2,287	$—
Mortgage-backed securities (1)	4,348	—	4,348	—
Securities issued by states and political subdivisions (1)	1,673	—	1,673	—
Corporate debt securities (1)	2,605	—	2,605	—
Marketable equity securities (1)	5,649	5,649	—	—
Interest rate lock commitment derivatives (2)	(209)	—	—	(209)
Forward loan sale commitment derivatives (2)	258	—	—	258
Mortgage servicing rights (3)	340	—	—	340

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended June 29, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	June 29, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$59,835	$59,835	$—	$—
Restricted cash	8,353	8,353	—	—
Loans held for investment	100,291	—	—	100,291
Loans held for sale	8,615	—	8,615	—
Loans held—construction advances	5,012	—	—	5,012
Inventory finance receivable	23,977	—	—	23,977
Securitized financings	88,045	—	88,045	—
Equity method investment	1,000	—	—	1,000
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the three months ended June 29, 2013.
Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of June 29, 2013.
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

The Company applies fair value accounting to MSRs, with all changes in fair value recorded to net revenue in accordance with FASB ASC 860-50, Servicing Assets and Liabilities. The fair value of MSRs is based on the overall market demand for MSRs and the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicer advances that the Company believes are consistent with the assumptions major market participants use in valuing MSRs. The expected cash flows are primarily impacted by prepayment estimates, delinquencies, and market discounts. Generally, the value of MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates.

	June 29, 2013	March 30, 2013
	(Dollars in thousands)
Number of loans serviced with MSRs	2,301	2,106
Weighted average servicing fee (basis points)	34.76	34.59
Capitalized servicing multiple	36.10%	38.82%
Capitalized servicing rate (basis points)	12.55	13.43
Serviced portfolio with MSRs	$270,699	$249,378
Capitalized loans servicing portfolio	$340	$335
19. Redeemable Noncontrolling Interest
Redeemable Noncontrolling Interest. During fiscal year 2010, the Company and an investment partner, Third Avenue Value Fund, formed Fleetwood Homes, Inc., with an initial contribution of $35.0 million each for equal 50 percent ownership interests. On July 21, 2009, Fleetwood entered into an asset purchase agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business.
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
Financial information for Fleetwood is included in the Company’s Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810. Management has determined that, under GAAP, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood. Members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood was considered a “redeemable noncontrolling interest,” as determined by GAAP, and was designated as such in the Consolidated Financial Statements.
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
The carrying amount is subject to adjustment, after attribution of comprehensive income or loss of Fleetwood, if there are changes in the redemption value at the end of the reporting period. For the period since the Fleetwood Acquisition Date through June 29, 2013, the Company determined that the potential redemption value of the redeemable noncontrolling interest did not exceed its carrying value and no adjustment was needed.

Subsequent to June 29, 2013, Cavco completed the purchase of all noncontrolling interests in Fleetwood, Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company (the “Fleetwood Businesses”). As consideration for the 50 percent interest that it did not already own, the Company agreed to pay $91.4 million in Cavco common stock. The resulting issuance of 1,867,370 shares increased the Company’s total number of common shares outstanding to 8,837,324. Historically, 50 percent of the financial results of these businesses have been recorded as attributable to Cavco’s common stockholders in the consolidated financial statements. The acquisition closed on July 22, 3013, resulting in Cavco owning 100 percent of the Fleetwood Businesses and entitling Cavco to all of the associated earnings from that date forward. As of July 22, 2013, Fleetwood and its subsidiaries are wholly-owned by the Company and Third Avenue no longer has a noncontrolling interest in Fleetwood.
20. Related Party Transactions
At June 29, 2013, Third Avenue Management LLC beneficially owned approximately 2.4% of Cavco's outstanding common stock and is also considered a related party under FASB ASC 850, Related Party Disclosures ("ASC 850"). Third Avenue Management LLC and Third Avenue are either directly or indirectly under common control. Third Avenue’s participation in ownership of Fleetwood, the Fleetwood transaction, convertible note payable, and the subsequent Palm Harbor acquisition are therefore considered related party transactions in accordance with ASC 850.
As discussed in Note 19, subsequent to June 29, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company from Third Avenue on July 22, 2013. The Company satisfied the purchase price of $91.4 million with 1,867,370 newly issued shares of Company common stock. Subsequent to the issuance of the Cavco Shares, Third Avenue owned approximately 22.3% of the Company’s outstanding common stock.
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing related consumer finance and insurance. The following table details net revenue and income (loss) before income taxes by segment (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Net Sales:
Factory-built housing	$122,252	$108,447
Financial services	11,735	10,334
	$133,987	$118,781
Income before income taxes:
Factory-built housing	$7,004	$3,467
Financial services	1,987	1,025
General corporate charges	(2,952)	(1,700)
	$6,039	$2,792

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and company-owned retailers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading producer of modular homes built primarily under the Nationwide Homes brand, as well as park model homes, vacation cabins, and systems-built commercial structures. Our mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
Company Growth
From its inception in 1965, Cavco traditionally served affordable housing markets in the southwestern United States primarily through its manufactured home production and retail operations. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the company until 2003, when Cavco became a stand-alone publicly held company traded on the NASDAQ Global Select Market under the ticker symbol CVCO.
In 2009, the Company and an investment partner, Third Avenue Value Fund, formed a jointly-owned corporation, Fleetwood Homes, Inc. (“Fleetwood”). Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood's inception. Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Notes 19 and 20.
On August 17, 2009, Fleetwood acquired certain assets and liabilities of Fleetwood Enterprises, Inc. The assets acquired included seven operating homebuilding factories in seven states, which substantially expanded the organization's geographic presence and increased the diversity of products offered by the Company.
Beginning on April 23, 2011 and concluding on June 10, 2011, Fleetwood acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets acquired included five operating homebuilding factories in four states, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company.
Subsequent to these transactions, a portion of Third Avenue Value Fund’s interest in Fleetwood was transferred to an affiliate along with the applicable rights and obligations. This transfer had no impact on Cavco’s ownership interest.
Financial information for Fleetwood is included in the Company’s Consolidated Financial Statements and related Notes as a result of Cavco's management control of Fleetwood. The financial interest of Third Avenue and its affiliate in Fleetwood was considered a “redeemable noncontrolling interest,” and was designated as such in the Consolidated Financial Statements (see Notes 1 and 19).
On July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Fleetwood. As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings including Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company. The purchase price of $91.4 million was paid with 1,867,370 newly issued shares of Company common stock (the “Cavco Shares”). The certificates representing the Cavco Shares contain a legend to the effect that such shares are not registered under the Securities Act and may not be sold or transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration. The new issuance increases the Company's total number of common shares outstanding to 8,837,324. Subsequent to the transaction closing, Third Avenue Value Fund owns approximately 22.3% of Cavco's outstanding common stock. The new Cavco Shares are subject to registration, voting, lock-up and standstill provisions in accordance with the Stock Purchase Agreement filed with the Company's current report on Form 8-K with the SEC on June 14, 2013. The transaction eliminates the need for noncontrolling interest accounting and therefore should provide for simpler presentation and analysis of Cavco's consolidated financial statements and capital structure subsequent to the closing of the transaction.

The acquisition resulted in Cavco owning 100 percent of the Fleetwood businesses, which is consistent with the original intention of the Company and Third Avenue at the outset of their partnership in forming Fleetwood. We expect that the potential for earnings and equity accretion from the purchase will prove beneficial to our shareholders and the Company going forward. Since the purchase was made using Cavco common stock, the Company's equity balance will increase by the amount of the redeemable noncontrolling interest account balance on the closing date, which was approximately $94.0 million on June 29, 2013. Although it is subject to other market variables, the Company believes the resulting increase in total stockholders' equity improves the Company's opportunities to gain exposure to a greater number of institutional and other investors and may generate additional overall investor interest in the Company.
Growth has been an important part of the Company's history since it became a stand-alone public company as described above. The preservation of approximately $59.8 million in cash and cash equivalents, which was the balance on June 29, 2013, allows flexibility for potential future growth opportunities and other capital needs that may arise. In addition, the issuance of the new Cavco Shares did not require the Company to incur debt to consummate the transaction.
The Company operates 15 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida. The majority of the homes produced by these facilities are sold to and distributed by independently owned retailers located primarily throughout the United States. In addition, our homes are sold through 50 Company-owned retail locations. The Company's mortgage subsidiary is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary provides property and casualty insurance to owners of manufactured homes.
We are in the process of continually expanding our product offerings throughout the combined organization by developing product designs, production methods and marketing strategies. The supportive response to the Palm Harbor and Fleetwood acquisitions and advancement to full ownership by Cavco shareholders has been encouraging. We plan to continue a consistent focus of developing synergies among all operations. Overall, we believe that these expansions and ongoing improvements will provide positive long-term strategic benefits for the Company.
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute (“MHI”), annual home shipments from 2008 to 2012 were lower than each of the 49 years from 1959 to 2007. For the past 10- and 20-year periods, annual home shipments averaged 91,000 and 193,000, respectively. While industry HUD code manufactured home shipments improved modestly in 2012 to 55,000 homes compared to approximately 52,000 homes shipped in 2011, the manufactured housing industry and the Company continue to operate at relative low production and shipment levels.
Ongoing economic challenges need to improve to spur annual industry and Company home sales. High unemployment and underemployment rates among homebuyers who favor affordable housing, and continuing low consumer confidence levels are two of the most significant impediments. “First-time” and “move-up” buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by the high unemployment and underemployment consequences of the recession. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. Many potential manufactured home buyers interested in our products for retirement living may remain concerned about financial stability and may be hesitant to commit to a new home purchase. As employment and consumer confidence levels improve, we anticipate rising demand for our homes.
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

Based on the relatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have increased in recent years. As a result, tenant housing vacancy rates appear to have declined, causing a corresponding rise in associated rental rates. These rental market factors may cause some renters to become interested buyers of affordable housing alternatives including manufactured homes.
Further, with respect to the general rise in demand for rental housing, we have realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. This demand has likely been driven by a shift to rent-versus-own perspectives somewhat tied to low consumer confidence levels and high unemployment rates.
Home order backlogs improved during the first quarter of fiscal year 2014. The backlog of sales orders at June 29, 2013 varied among our fifteen factories, but in total was approximately $43 million, compared to $21 million at June 30, 2012. The Company's capacity utilization rate was approximately 44% during the first quarter of fiscal year 2014, versus 37% during the same quarter last year.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes, including one company’s announcement to cease lending activities in this industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the inventory finance funds (see Note 6). The Company’s involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our taking part in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential homebuyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by 15.3 million between 2013 and 2020. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak household-formation and home-buying years. Gen Y represents prime first-time homebuyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for owners of factory-built homes that fall into this age group.
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
Regulatory Developments
In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services. On January 10, 2013 the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of “Qualified Mortgages,” establish specific requirements for lenders to prove borrowers' ability to repay loans, and outline the conditions under which Qualified Mortgages will be subject to safe harbor limitations on liability to borrowers. Unless current efforts to modify the new rules are successful, they will take effect in January 2014 and will apply to consumer credit transactions secured by a dwelling, which include chattel-only loans (manufactured home without land). The rules also establish interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits will be “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that would be within the safe harbor limits, a significant amount of loans as currently written, especially chattel loans and non-conforming land-home loans, would fall outside the safe harbor. After the rules are in effect, lenders may become reluctant to write such loans, and investors reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new processes, procedures, controls and infrastructure which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA (Federal Housing Administration) Title I program guidelines became effective on June 1, 2010. On June 10, 2010, Ginnie Mae began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. This will allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, we are not aware of any loans currently being securitized under the Ginnie Mae program.

Results of Operations
Three months ended June 29, 2013 compared to June 30, 2012
Net Revenue. Total net revenue increased 12.8% to $134.0 million for the three months ended June 29, 2013 compared to $118.8 million for the comparable quarter last year.
Factory-built housing net revenue increased 12.7% to $122.3 million from $108.4 million for the comparable quarter last year. Homes sold increased by 5% to 2,358 for the three months ended June 29, 2013 from 2,239 in the same quarter last year, combined with an overall increase in average sales price. The financial services segment, consisting of CountryPlace and Standard, contributed $11.7 million and $10.3 million in net revenue for the three months ended June 29, 2013 and June 30, 2012, respectively.
Gross Profit. Gross profit as a percent of net revenue increased to 21.9% for the three months ended June 29, 2013 from 20.3% for the same period last year. The increase in gross profit as a percent of net revenue is reflective of higher price-point sales mix of product from project work and improved production efficiencies from increased homes sales volume.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 12.5% or $2.5 million to $22.5 million or 16.8% of net revenue, for the three months ended June 29, 2013 versus $20.0 million or 16.8% of net revenue, for the same period last year.
Income Before Income Taxes. Income before income taxes increased to $6.0 million for the three months ended June 29, 2013, compared to $2.8 million for the comparable quarter last year.
Interest Expense. Interest expense was $1.3 million for the three months ended June 29, 2013, compared to $1.7 million for the three months ended June 30, 2012. Interest expense consisted primarily of debt service on securitized financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios and decreased in connection with continued principal reductions of the securitized financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and unrestricted cash and cash equivalents held at various times throughout the year. Other income decreased 5.1% to $375,000 for the three months ended June 29, 2013 as compared to $395,000 for the comparable quarter last year. The decrease resulted mainly from a lower average balance outstanding of inventory finance notes receivable during the first quarter of fiscal year 2014 compared to the same quarter last year.
Income Taxes. For the three month period ended June 29, 2013, the effective income tax rate was approximately 36%, compared to 42% for the same period last year. The difference in rates between the two periods is mainly from the timing of certain tax credits and deductions.
Net Income. Net income attributable to Cavco stockholders for the three months ended June 29, 2013 was $1.8 million, compared to $0.9 million for the comparable quarter last year.
Liquidity and Capital Resources
We believe that cash and cash equivalents at June 29, 2013, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $15.6 million of cash during the three months ended June 29, 2013, compared to $9.3 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, lower inventory levels mainly from group housing projects that spanned the March 2013 quarter-end, increased wage, warranty and other accruals, as well as higher trade payables from improved sales volume. Cash provided by operating activities in the prior year was primarily the result of cash generated by operating income before non-cash charges and lower inventory levels from ongoing efforts to effectively position manufactured home inventory levels at company-owned locations.

Investing activities required the use of $0.5 million of cash during the three months ended June 29, 2013, compared to the use of $1.2 million of cash during the same period last year. Cash used by investing activities in the current period was primarily for building improvements and the purchase of production equipment. Cash used by investing activities in the prior period was primarily for the purchase of publicly-traded securities by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales.
Financing activities required the use of $3.1 million in cash during the three months ended June 29, 2013 primarily made up of $3.2 million used to repay securitized financings. Financing activities required the use of $2.0 million in cash during the three months ended June 30, 2012, consisting of $2.2 million used to repay securitized financings and $2.0 million net repayment of the construction lending line, offset by $2.2 million from the issuance of common stock under our stock incentive plans.
CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 29, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2013, but is not expected to ameliorate the condition.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies,” we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company adopted this guidance commencing with its annual assessment at March 30, 2013.
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

•	Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•
Our participation in certain wholesale financing programs for the purchase of our products by industry retailers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	The manufactured housing industry is highly competitive, and increased competition may result in lower revenue;

•	If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our revenue could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition; and

•	The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees.
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
We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 29, 2013 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.9 million.
In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of June 29, 2013 CountryPlace had outstanding IRLCs with a notional amount of $14.5 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $1.0 million.
Certain of our inventory finance notes receivable and securitized financings have fixed interest rates as well. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the instruments.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 29, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 29, 2013, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	August 6, 2013
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	August 6, 2013
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002