Form 10-Q
period 2013-09-28
CAVCO INDUSTRIES INC
filed 2013-11-06
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2013, 8,838,324 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 28, 2013

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,671	$47,823
Restricted cash, current	8,091	6,773
Accounts receivable, net	21,720	18,710
Short-term investments	5,702	6,929
Current portion of consumer loans receivable, net	20,376	20,188
Current portion of inventory finance notes receivable, net	4,123	3,983
Inventories	69,278	68,805
Assets held for sale	3,889	4,180
Prepaid expenses and other current assets	9,047	10,267
Deferred income taxes, current	12,009	6,724
Total current assets	215,906	194,382
Restricted cash	1,179	1,179
Investments	13,107	10,769
Consumer loans receivable, net	83,950	90,802
Inventory finance notes receivable, net	19,990	18,967
Property, plant and equipment, net	45,752	46,223
Goodwill and other intangibles, net	78,745	79,435
Deferred income taxes	—	2,742
Total assets	$458,629	$444,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,694	$14,118
Accrued liabilities	68,004	62,718
Current portion of securitized financings	9,962	10,169
Total current liabilities	95,660	87,005
Securitized financings	65,541	72,118
Deferred income taxes	18,140	16,492
Redeemable noncontrolling interest	—	91,994
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,837,324 and 6,967,954 shares, respectively	88	70
Additional paid-in capital	231,307	135,053
Retained earnings	47,726	41,590
Accumulated other comprehensive income	167	177
Total stockholders’ equity	279,288	176,890
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$458,629	$444,499
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Net revenue	$129,826	$110,084	$263,813	$228,865
Cost of sales	99,942	84,377	204,531	179,103
Gross profit	29,884	25,707	59,282	49,762
Selling, general and administrative expenses	22,082	20,118	44,562	40,093
Income from operations	7,802	5,589	14,720	9,669
Interest expense	(1,198)	(1,570)	(2,452)	(3,253)
Other income	125	388	500	783
Income before income taxes	6,729	4,407	12,768	7,199
Income tax expense	(1,986)	(1,726)	(4,164)	(2,900)
Net income	4,743	2,681	8,604	4,299
Less: net income attributable to redeemable noncontrolling interest	433	1,427	2,468	2,185
Net income attributable to Cavco common stockholders	$4,310	$1,254	$6,136	$2,114

Comprehensive income:
Net income	$4,743	$2,681	$8,604	$4,299
Unrealized (loss) gain on available-for-sale securities, net of tax	(44)	88	(186)	62
Comprehensive income	4,699	2,769	8,418	4,361
Comprehensive income attributable to redeemable noncontrolling interest	428	1,471	2,392	2,216
Comprehensive income attributable to Cavco common stockholders	$4,271	$1,298	$6,026	$2,145

Net income per share attributable to Cavco common stockholders:
Basic	$0.51	$0.18	$0.80	$0.30
Diluted	$0.50	$0.18	$0.79	$0.30
Weighted average shares outstanding:
Basic	8,422,353	6,967,954	7,689,538	6,945,815
Diluted	8,547,026	7,041,755	7,787,866	7,006,322

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 28, 2013	September 30, 2012
OPERATING ACTIVITIES
Net income	$8,604	$4,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,978	2,058
Provision for credit losses	41	267
Deferred income taxes	(798)	1,024
Stock-based compensation expense	1,937	636
Non-cash interest income, net	(373)	(388)
Impairment of assets held for sale	291	—
(Gain) loss on sale of property, plant and equipment	(27)	23
Gain on sale of loans	(2,878)	(3,829)
Gain on sale of investments	(381)	(42)
Changes in operating assets and liabilities:
Restricted cash	(1,318)	(1,051)
Accounts receivable	(3,029)	195
Consumer loans receivable originated	(56,027)	(54,069)
Principal payments on consumer loans receivable	8,035	5,749
Proceeds from sales of consumer loans	57,751	55,556
Inventories	(473)	2,213
Prepaid expenses and other current assets	1,415	(265)
Inventory finance notes receivable	(1,065)	(2,555)
Accounts payable and accrued liabilities	8,787	4,063
Net cash provided by operating activities	22,470	13,884
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(832)	(386)
Proceeds from sale of property, plant and equipment	42	20
Purchases of investments	(7,421)	(3,017)
Proceeds from sale of investments	6,333	1,505
Net cash used in investing activities	(1,878)	(1,878)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	50	2,199
Net repayment of construction lending line	—	(3,509)
Payments on securitized financings	(6,794)	(5,000)
Net cash used in financing activities	(6,744)	(6,310)
Net increase in cash and cash equivalents	13,848	5,696
Cash and cash equivalents at beginning of the period	47,823	41,094
Cash and cash equivalents at end of the period	$61,671	$46,790
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,038	$3,135
Cash paid during the year for interest	$2,445	$3,221

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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period presentation. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 30, 2013 filed with the SEC on June 11, 2013 (the “Form 10-K”).
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing related consumer finance and insurance. The Company builds a wide variety of affordable modular homes, manufactured homes and park model seasonal homes in 15 factories located throughout the United States, primarily distributed through a network of independent and company-owned retailers. The Company operates 50 company-owned retail stores in the United States. The Company's mortgage subsidiary (“CountryPlace”) is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. The Company’s insurance subsidiary (“Standard”) provides property and casualty insurance to owners of manufactured homes.
Historically, the Company's subsidiary, Fleetwood Homes, Inc. (“Fleetwood”), was jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue” see Note 20). Third Avenue’s financial interest in Fleetwood was reported as a “redeemable noncontrolling interest” in the Consolidated Financial Statements. As discussed in Note 19, during the quarter ended September 28, 2013, Cavco completed the purchase of all noncontrolling interests in Fleetwood, which owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard from Third Avenue. The Company satisfied the purchase price with 1,867,370 newly issued shares of Company common stock. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood businesses and entitling Cavco to all of the associated earnings from that date forward.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	September 28, 2013	March 30, 2013
Cash related to CountryPlace customer payments to be remitted to third parties	$6,167	$4,870
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	1,937	1,768
Cash related to workers’ compensation insurance held in trust	726	725
Other restricted cash	440	589
	$9,270	$7,952

3. Investments
Investments consist of the following (in thousands):

	September 28, 2013	March 30, 2013
Available-for-sale investment securities	$17,809	$17,698
Equity method investment	1,000	—
	$18,809	$17,698
The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,831	$5	$(81)	$2,755
Residential mortgage-backed securities	3,818	12	(250)	3,580
State and political subdivision debt securities	5,398	61	(19)	5,440
Corporate debt securities	1,823	34	—	1,857
Marketable equity securities	3,684	520	(27)	4,177
	$17,554	$632	$(377)	$17,809

	March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,682	$11	$(6)	$2,687
Residential mortgage-backed securities	5,226	21	(108)	5,139
State and political subdivision debt securities	1,681	32	—	1,713
Corporate debt securities	2,788	48	—	2,836
Marketable equity securities	4,782	609	(68)	5,323
	$17,159	$721	$(182)	$17,698

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 28, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,721	$(81)	$—	$—	$1,721	$(81)
Residential mortgage-backed securities	3,013	(250)	—	—	3,013	(250)
States and political subdivisions	1,308	(19)	—	—	1,308	(19)
Marketable equity securities	351	(20)	201	(7)	552	(27)
	$6,393	$(370)	$201	$(7)	$6,594	$(377)

	March 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,084	$(6)	$—	$—	$1,084	$(6)
Residential mortgage-backed securities	1,460	(108)	—	—	1,460	(108)
Marketable equity securities	413	(13)	304	(55)	717	(68)
	$2,957	$(127)	$304	$(55)	$3,261	$(182)
Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at September 28, 2013.
As of September 28, 2013, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($2.8 million of the total fair value and $13,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.4 million of the total fair value and $14,000 of the total unrealized losses).
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

	September 28, 2013		March 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,514	$1,525	$1,600	$1,607
Due after one year through five years	3,711	3,756	4,786	4,880
Due after five years through ten years	992	939	924	893
Due after ten years	7,653	7,412	5,067	4,995
	$13,870	$13,632	$12,377	$12,375
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and six months ended September 28, 2013 were approximately $396,000 and $464,000, respectively. Gross losses realized were approximately $48,000 and $84,000, respectively, for the three and six months ended September 28, 2013.

4. Inventories
Inventories consist of the following (in thousands):

	September 28, 2013	March 30, 2013
Raw materials	$20,857	$20,993
Work in process	7,502	8,079
Finished goods and other	40,919	39,733
	$69,278	$68,805
5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Consumer loans receivable held for sale are carried at the lower of cost or market and construction advances are carried at the amount advanced less a valuation allowance. The following table summarizes consumer loans receivable (in thousands):

	September 28, 2013	March 30, 2013
Loans held for investment (acquired as part of the Palm Harbor transaction)	$92,546	$99,854
Loans held for investment (originated after the Palm Harbor transaction)	1,312	606
Loans held for sale	7,233	7,410
Construction advances, net	3,553	3,597
Consumer loans receivable	104,644	111,467
Deferred financing fees and other, net	(318)	(477)
Consumer loans receivable, net	$104,326	$110,990
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

	September 28, 2013	March 30, 2013
	(In thousands)
Consumer loans receivable held for investment – contractual amount	$241,532	$263,038
Purchase discount
Accretable yield	(83,817)	(91,291)
Non-accretable difference	(64,257)	(71,451)
Less consumer loans receivable reclassified as other assets	(912)	(442)
Total acquired consumer loans receivable held for investment, net	$92,546	$99,854
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

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Balance at the beginning of the period	$86,467	$103,385	$91,291	$106,949
Accretion	(3,048)	(3,531)	(6,164)	(7,095)
Net transfers from accretable yield to non-accretable difference	398	2,460	(1,310)	2,460
Balance at the end of the period	$83,817	$102,314	$83,817	$102,314
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
The following table disaggregates CountryPlace’s gross consumer loans receivable as of September 28, 2013, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,161	$679	$887	$—	$—	$2,727
620-719	17,869	11,978	1,024	—	—	30,871
720+	20,136	13,611	609	—	—	34,356
Subtotal	39,166	26,268	2,520	—	—	67,954
Conforming mortgages
0-619	—	—	274	68	129	471
620-719	—	—	2,098	2,363	4,507	8,968
720+	—	—	11	1,122	2,597	3,730
Subtotal	—	—	2,383	3,553	7,233	13,169
Non-conforming mortgages
0-619	95	824	2,084	—	—	3,003
620-719	1,748	6,428	4,203	—	—	12,379
720+	1,954	4,678	1,490	—	—	8,122
Subtotal	3,797	11,930	7,777	—	—	23,504
Other loans
Subtotal	—	—	17	—	—	17
	$42,963	$38,198	$12,697	$3,553	$7,233	$104,644

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

	September 28, 2013			March 30, 2013
		Aging 61 days or more			Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance	concentration	loan balance	loan balance
Texas	42.3%	1.19%	0.51%	41.9%	1.77%	0.74%
Florida	7.2%	2.82%	0.20%	6.7%	2.26%	0.15%
New Mexico	6.9%	0.63%	0.04%	6.6%	2.44%	0.16%
Arizona	5.8%	—%	—%	6.2%	3.05%	0.19%
All others	37.8%	2.45%	0.93%	38.6%	3.08%	1.19%
	100.0%		1.68%	100.0%		2.43%
The states of Florida and Arizona have experienced volatility in the housing market from economic circumstances. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 28, 2013 or March 30, 2013.
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
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	September 28, 2013	March 30, 2013
Direct inventory finance notes receivable	$21,695	$18,955
Participation inventory finance notes receivable	2,624	4,345
Allowance for loan loss	(206)	(350)
	$24,113	$22,950
The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either September 28, 2013 or March 30, 2013.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $206,000 and $350,000 at September 28, 2013 and March 30, 2013, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	Three months ended		Six Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Balance at beginning of period	$210	$196	$350	$215
Provision for inventory finance credit losses	(1)	(57)	(98)	(76)
Loans charged off, net of recoveries	(3)	—	(46)	—
Balance at end of period	$206	$139	$206	$139
The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	September 28, 2013	March 30, 2013	September 28, 2013	March 30, 2013
Inventory finance notes receivable:
Collectively evaluated for impairment	$12,617	$12,708	$—	$—
Individually evaluated for impairment	9,078	6,247	2,624	4,345
	$21,695	$18,955	$2,624	$4,345
Allowance for loan loss:
Collectively evaluated for impairment	$(135)	$(130)	$—	$—
Individually evaluated for impairment	(71)	(220)	—	—
	$(206)	$(350)	$—	$—
Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At September 28, 2013, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	September 28, 2013	March 30, 2013	September 28, 2013	March 30, 2013
Risk profile based on payment activity:
Performing	$20,808	$18,446	$2,624	$4,345
Watch list	325	—	—	—
Nonperforming	562	509	—	—
	$21,695	$18,955	$2,624	$4,345

The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	September 28, 2013	March 30, 2013
Florida	24.3%	20.9%
Colorado	17.6%	5.1%
Texas	14.2%	12.6%
Arizona	6.5%	10.5%
The states of Florida and Arizona have experienced volatility in the housing market from economic circumstances. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of September 28, 2013 or March 30, 2013, respectively.
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

	September 28, 2013	March 30, 2013
Property, plant and equipment, at cost:
Land	$19,129	$19,129
Buildings and improvements	25,646	25,474
Machinery and equipment	16,004	15,423
	60,779	60,026
Accumulated depreciation	(15,027)	(13,803)
Property, plant and equipment, net	$45,752	$46,223
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, and insurance policies and renewal rights. Goodwill, trademarks and trade names, and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the six months ended September 28, 2013, and September 30, 2012, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	September 28, 2013			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(3,137)	3,063	6,200	(2,506)	3,694
Technology	900	(228)	672	900	(181)	719
Insurance policies and renewal rights	374	(60)	314	374	(48)	326
Total goodwill and other intangible assets	$82,170	$(3,425)	$78,745	$82,170	$(2,735)	$79,435
Amortization expense recognized on intangible assets during the three and six months ended September 28, 2013 was $345,000 and $690,000, respectively. Amortization expense of $345,000 and $791,000 was recognized during the three and six months ended September 30, 2012, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 28, 2013	March 30, 2013
Salaries, wages and benefits	$13,793	$12,490
Customer deposits	10,397	10,674
Unearned insurance premiums	10,159	8,781
Estimated warranties	8,670	8,202
Deferred margin	5,144	4,838
Accrued insurance	3,620	3,198
Accrued volume rebates	2,616	1,756
Accrued taxes	2,231	2,006
Reserve for repurchase commitments	1,811	1,352
Insurance loss reserves	1,354	1,801
Reserves related to consumer loans sold	1,227	1,172
Other	6,982	6,448
	$68,004	$62,718

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

	Three Months Ended		Six Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Balance at beginning of period	$8,509	$9,082	$8,202	$9,456
Charged to costs and expenses	2,800	2,772	5,518	5,445
Payments and deductions	(2,639)	(3,072)	(5,050)	(6,119)
Balance at end of period	$8,670	$8,782	$8,670	$8,782
11. Debt Obligations
Debt obligations consist of the following (in thousands):

	September 28, 2013	March 30, 2013
Securitized financing 2005-1	$36,139	$39,850
Securitized financing 2007-1	39,364	42,437
	$75,503	$82,287
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

	September 28, 2013	March 30, 2013
Securitized financings – contractual amount	$93,946	$102,203
Purchase discount
Accretable yield	(18,443)	(19,916)
Non-accretable difference (1)	—	—
Total securitized financings, net	$75,503	$82,287

(1)	There is no non-accretable difference, as the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans.
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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Balance at the beginning of the period	$18,879	$24,634	$19,916	$26,032
Accretion	(1,088)	(1,345)	(2,238)	(2,743)
Adjustment to cash flows	652	390	765	390
Balance at the end of the period	$18,443	$23,679	$18,443	$23,679
On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of September 28, 2013, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of September 28, 2013, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 28, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio and current realized loss ratio for the 2007-1 securitized portfolio exceeded the specified levels. The resulting acceleration of securitized debt repayment did not have a materially adverse impact on our cash flows. This specified level subsequently increased in October 2013, but did not ameliorate the situation. The next scheduled increase in the specified level is October 2014.
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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	September 28, 2013		September 30, 2012
	Written	Earned	Written	Earned
Direct premiums	$2,833	$2,421	$1,465	$1,011
Assumed premiums—nonaffiliate	4,368	3,739	3,320	2,957
Ceded premiums—nonaffiliate	(1,838)	(1,838)	(929)	(929)
Net premiums	$5,363	$4,322	$3,856	$3,039

	Six Months Ended
	September 28, 2013		September 30, 2012
	Written	Earned	Written	Earned
Direct premiums	$5,741	$4,530	$2,776	$1,818
Assumed premiums—nonaffiliate	8,313	7,216	6,653	5,729
Ceded premiums—nonaffiliate	(3,459)	(3,459)	(1,692)	(1,692)
Net premiums	$10,595	$8,287	$7,737	$5,855
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
13. Income Taxes
The Company’s deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes and differences in the acquired basis of certain assets, and its deferred tax liabilities primarily result from tax amortization of goodwill and other intangible assets. The Company complies with the provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The amount of unrecognized tax benefits recorded by the Company is insignificant and the impact on the effective tax rate if all unrecognized tax benefits were recognized would be insignificant. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
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
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $22.3 million at September 28, 2013, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees (“ASC 460”), and ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.8 million and $1.4 million at September 28, 2013 and March 30, 2013, respectively, related to the commitments pertaining to these agreements.

Letters of Credit. To secure certain reinsurance contracts, Standard maintains an irrevocable letter of credit of $5.0 million to provide assurance that Standard will fulfill its reinsurance obligations. This letter of credit is secured by certain of Standard’s investments. CountryPlace maintains an irrevocable letter of credit of $100,000 related to state licensing requirements. There have been no draws on any of the aforementioned letters of credit.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 28, 2013	March 30, 2013
Construction loan contract amount	$9,040	$8,609
Cumulative advances	(3,728)	(3,597)
Remaining construction contingent commitment	$5,312	$5,012
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.2 million as of September 28, 2013 and March 30, 2013, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the six months ended September 28, 2013, no claim requests were received and no indemnification agreements were executed.
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
As of September 28, 2013 CountryPlace had outstanding IRLCs with a notional amount of $6.1 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and six months ended September 28, 2013, CountryPlace recognized gains of $274,000 and $37,000, respectively, on the outstanding IRLCs.

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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and six months ended September 28, 2013, CountryPlace recognized losses of $408,000 and $147,000, respectively, on forward sales and whole loan sale commitments.
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
15. Stockholders’ Equity
The following table represents changes in stockholders’ equity attributable to Cavco’s stockholders and redeemable non-controlling interest for the six months ended September 28, 2013 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, March 30, 2013	6,967,954	$70	$135,053	$41,590	$177	$176,890	$91,994
Stock option exercises	2,000	—	50	—	—	50	—
Share-based compensation	—	—	1,937	—	—	1,937	—
Net income	—	—	—	6,136	—	6,136	2,468
Other comprehensive loss (1)	—	—	—	—	(111)	(111)	(76)
Acquisition of noncontrolling interest	1,867,370	18	94,267	—	101	94,386	(94,386)
Balance, September 28, 2013	8,837,324	$88	$231,307	$47,726	$167	$279,288	$—

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax on available-for-sale investments was $284,000 for the six months ended September 28, 2013.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 215,626 shares were still available for grant at September 28, 2013. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a period of up to five years in accordance with plan provisions, or as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and six months ended September 28, 2013 was $0.8 million and $1.9 million, respectively. The Company recorded stock-based compensation expense of $366,000 and $636,000 for the three and six months ended September 30, 2012, respectively.
As of September 28, 2013, total unrecognized compensation cost related to stock options was approximately $1.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the six months ended September 28, 2013:

Number of Shares
Outstanding at March 30, 2013	399,700
Granted	60,450
Exercised	(2,000)
Canceled or expired	(5,000)
Outstanding at September 28, 2013	453,150
Exercisable at September 28, 2013	263,125
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

	Three Months Ended		Six Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Net income attributable to Cavco common stockholders	$4,310	$1,254	$6,136	$2,114
Weighted average shares outstanding:
Basic	8,422,353	6,967,954	7,689,538	6,945,815
Common stock equivalents—treasury stock method	124,673	73,801	98,328	60,507
Diluted	8,547,026	7,041,755	7,787,866	7,006,322
Net income per share attributable to Cavco common stockholders:
Basic	$0.51	$0.18	$0.80	$0.30
Diluted	$0.50	$0.18	$0.79	$0.30

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended September 28, 2013, and September 30, 2012 were 6,820 and 13,541, respectively. There were 11,844 and 8,595 anti- dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended September 28, 2013 and September 30, 2012, respectively.

18. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	September 28, 2013		March 30, 2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$61,671	$61,671	$47,823	$47,823
Restricted cash (1)	9,270	9,270	7,952	7,952
Investments (2)	17,809	17,809	17,698	17,698
Consumer loans receivable (3)	104,326	106,135	110,990	115,044
Interest rate lock commitment derivatives (4)	65	65	28	28
Forward loan sale commitment derivatives (4)	(151)	(151)	(3)	(3)
Inventory finance receivable (5)	24,113	24,113	22,950	22,950
Securitized financings (6)	75,503	83,818	82,287	90,895
Mortgage servicing rights (7)	372	372	335	335

(1)	The fair value approximates book value due to the instruments’ short-term maturity.

(2)	The fair value is based on quoted market prices.

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

(4)	The fair values are based on changes in GSE mortgage backed bond prices and, additionally for IRLCs, pull through rates.

(5)	The fair value approximates book value based on current market rates and the revolving nature of the instruments.

(6)	The fair value is estimated using recent public transactions of similar asset-backed securities.

(7)	The fair value of the mortgage servicing rights is based on the present value of expected net cash flows related to servicing these loans.
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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	September 28, 2013
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,755	$—	$2,755	$—
Mortgage-backed securities (1)	3,580	—	3,580	—
Securities issued by states and political subdivisions (1)	5,440	—	5,440	—
Corporate debt securities (1)	1,857	—	1,857	—
Marketable equity securities (1)	4,177	4,177	—	—
Interest rate lock commitment derivatives (2)	65	—	—	65
Forward loan sale commitment derivatives (2)	(151)	—	—	(151)
Mortgage servicing rights (3)	372	—	—	372

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended September 28, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	September 28, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,671	$61,671	$—	$—
Restricted cash	9,270	9,270	—	—
Loans held for investment	94,899	—	—	94,899
Loans held for sale	7,508	—	7,508	—
Loans held—construction advances	3,728	—	—	3,728
Inventory finance receivable	24,113	—	—	24,113
Securitized financings	83,818	—	83,818	—
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded impairment charges of $291,000 on assets held for sale during the six months ended September 28, 2013. No other asset impairment charges were recorded during the period. No impairment charges were recorded during the six months ended September 30, 2012.

Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of September 28, 2013.
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
The Company applies fair value accounting to MSRs, with all changes in fair value recorded to net revenue in accordance with ASC 860-50, Servicing Assets and Liabilities. The fair value of MSRs is based on the overall market demand for MSRs and the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicer advances that the Company believes are consistent with the assumptions major market participants use in valuing MSRs. The expected cash flows are primarily impacted by prepayment estimates, delinquencies, and market discounts. Generally, the value of MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates.

	September 28, 2013	March 30, 2013
	(Dollars in thousands)
Number of loans serviced with MSRs	2,487	2,106
Weighted average servicing fee (basis points)	34.76	34.59
Capitalized servicing multiple	36.68%	38.82%
Capitalized servicing rate (basis points)	12.75	13.43
Serviced portfolio with MSRs	$292,084	$249,378
Capitalized loans servicing portfolio	$372	$335
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
Financial information for Fleetwood is included in the Company’s Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810, Consolidation. Management has determined that, under GAAP, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood. Members of Cavco’s management hold all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood was considered a “redeemable noncontrolling interest,” as determined by GAAP, and was designated as such in the Consolidated Financial Statements.
During the quarter ended September 28, 2013, Cavco purchased all noncontrolling interests in Fleetwood, Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company (the “Fleetwood Businesses”). As consideration for the 50 percent interest that it did not already own, the Company agreed to issue 1,867,370 shares of Cavco common stock, derived by dividing the purchase price of $91.4 million by the 60-day volume-weighted average price per share, in accordance with the terms of the Stock Purchase Agreement filed with the SEC on June 14, 2013 as an exhibit to the Company's Current Report on Form 8-K.
Historically, 50 percent of the financial results of these businesses have been recorded as attributable to Cavco’s common stockholders in the Consolidated Financial Statements. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood Businesses and entitling Cavco to all of the associated earnings from that date forward. The acquisition was accounted for as an equity transaction under ASC 810; accordingly, no gain or loss was recorded in the purchase of the noncontrolling interest, which had a carrying value of $94.4 million as of the closing date (see Note 15). As of July 22, 2013, Fleetwood and its subsidiaries are wholly-owned by the Company and Third Avenue no longer has a noncontrolling interest in Fleetwood.
20. Related Party Transactions
As discussed in Note 19, on July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company from Third Avenue. The Company satisfied the purchase price with 1,867,370 newly issued shares of Company common stock (the “Cavco Shares”). Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures (“ASC 850”). At September 28, 2013, Third Avenue beneficially owned approximately 22.8% of Cavco's outstanding common stock.
The Company issued the Cavco Shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. In accordance with the Stock Purchase Agreement, the Company filed a registration statement with the SEC seeking registration of the Cavco Shares. The SEC declared the registration statement effective on October 11, 2013. However, each of the Third Avenue parties remains subject to certain restrictions on its ability to transfer its Cavco Shares, including, among other things, a one year prohibition on the transfer of the Cavco Shares, except for “Permitted Transfers” (defined in the Stock Purchase Agreement), which includes any single transfer or series of transfers equal to 15% or less of the Cavco Shares. During the Standstill Period (defined below) Cavco has a “right of first offer” to acquire any Cavco Shares that either of the Third Avenue parties wishes to transfer to independent third parties.

From and after the closing and continuing until the termination of the Standstill Period, each of the Third Avenue parties agreed that it would vote all Cavco Shares in accordance with the recommendations of the Company's Board of Directors with respect to any action, proposal or other matter to be voted on by the stockholders of Cavco. The “Standstill Period” ends on the earlier of (i) the fourth anniversary of the Closing Date (July 22, 2017) or (ii) the third anniversary of the Closing Date (July 22, 2016) if the Third Avenue parties own less than 12.5% of the outstanding Cavco common stock on the third anniversary date. Additionally, during the Standstill Period, each of the Third Avenue parties has agreed not to do any of the following without the prior written consent of the Company: acquire beneficial ownership of common equity securities of the Company or any other securities of the Company entitled to vote generally in the election of directors of the Company; deposit any securities of the Company in a voting trust or similar arrangement or subject any voting securities of the Company to any voting agreement, pooling arrangement or similar arrangement, or grant any proxy with respect to any voting securities of the Company; enter, agree to enter, propose or offer to enter into or facilitate any merger, business combination, tender offer, recapitalization, restructuring, change in control transaction or other similar extraordinary transaction involving the Company or any of its subsidiaries; make, or in any way participate or engage in, any “solicitation” of “proxies” to vote, or advise or knowingly influence any person with respect to the voting of, any voting securities of the Company or any of its subsidiaries; call, or seek to call, a meeting of the shareholders of the Company or initiate any shareholder proposal for action by the shareholders of the Company; form, join or in any way participate in a Group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to any voting securities of the Company; otherwise act, alone or in concert with others, to seek to control or influence the Board, or the management or policies of the Company; publicly disclose any intention, plan or arrangement prohibited by, or inconsistent with, the foregoing; advise or knowingly assist or encourage or enter into any discussions, negotiations, agreements or arrangements with any other person or Group (within the meaning of Section 13(d)(3) of the Exchange Act) in connection with the foregoing; or knowingly transfer more than 3% of the Cavco Shares to any one individual or entity.
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing related consumer finance and insurance. The following table details net revenue and income (loss) before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Net Sales:
Factory-built housing	$117,803	$98,903	$240,055	$207,350
Financial services	12,023	11,181	23,758	21,515
	$129,826	$110,084	$263,813	$228,865
Income before income taxes:
Factory-built housing	$7,077	$3,504	$14,081	$6,971
Financial services	3,008	2,969	4,995	3,994
General corporate charges	(3,356)	(2,066)	(6,308)	(3,766)
	$6,729	$4,407	$12,768	$7,199

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
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement, which was filed with the SEC on June 14, 2013 as an exhibit to the Company's Current Report on Form 8-K. As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings including Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company. The Company agreed to issue 1,867,370 shares of Cavco common stock (the “Cavco Shares”), derived by dividing the purchase price of $91.4 million by the 60-day volume-weighted average price per share, in accordance with the Stock Purchase Agreement. Subsequent to the transaction closing, Third Avenue Value Fund owned approximately 22.3% of Cavco's outstanding common stock. The new Cavco Shares are subject to registration, voting, lock-up and standstill provisions in accordance with the Stock Purchase Agreement (see Note 20). The transaction eliminated the need for noncontrolling interest accounting and therefore should provide for simpler presentation and analysis of Cavco's consolidated financial statements and capital structure subsequent to the closing of the transaction.

The acquisition resulted in Cavco owning 100 percent of the Fleetwood businesses, which is consistent with the original intention of the Company and Third Avenue at the outset of their partnership in forming Fleetwood. We expect that the potential for earnings and equity accretion from the purchase will prove beneficial to our shareholders and the Company going forward. Since the purchase was made using Cavco common stock, the Company's equity balance increased by the amount of the redeemable noncontrolling interest account balance on the closing date, which was $94.4 million. Although it is subject to other market variables, the Company believes the resulting increase in total stockholders' equity improves the Company's opportunities to gain exposure to a greater number of institutional and other investors and may generate additional overall investor interest in the Company.
Growth has been an important part of the Company's history since it became a stand-alone public company as described above. The structure of the transaction allowed preservation of approximately $61.7 million in cash and cash equivalents, which was the balance on September 28, 2013, permitting flexibility for potential future growth opportunities and other capital needs that may arise. The issuance of the new Cavco Shares did not require the Company to incur debt to consummate the transaction.
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
We continually review our product offerings throughout the combined organization and strive to expand product designs, production methods and marketing strategies. The supportive response to the Palm Harbor and Fleetwood acquisitions and advancement to full ownership by Cavco shareholders has been encouraging. We plan to continue a consistent focus of developing synergies among all operations. Overall, we believe that these expansions and ongoing improvements will provide positive long-term strategic benefits for the Company.
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute (“MHI”), annual home shipments from 2008 to 2012 were lower than each of the 49 years from 1959 to 2007. For the past 10- and 20-year periods, annual home shipments averaged 91,000 and 193,000, respectively. While industry HUD code manufactured home shipments improved modestly in 2012 to 55,000 homes compared to approximately 52,000 homes shipped in 2011, the manufactured housing industry and the Company continue to operate at relatively low production and shipment levels.
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
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, reductions in the number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We are also working through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See “Regulatory Developments” below.
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

Based on the relatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have increased in recent years. As a result, tenant housing vacancy rates appear to have declined, which often causes a corresponding rise in associated rental rates. These rental market factors may cause some renters to become interested buyers of affordable housing alternatives including manufactured homes.
Further, with respect to the general rise in demand for rental housing, we have realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. This demand has likely been driven by a shift to rent-versus-own perspective somewhat tied to low consumer confidence levels and high unemployment rates.
Home order backlogs improved as of the second quarter of fiscal year 2014. The backlog of sales orders at September 28, 2013 varied among our fifteen factories, but in total was approximately $36 million, compared to $22 million at September 30, 2012. The Company's capacity utilization rate was approximately 44% during the second quarter of fiscal year 2014, versus 37% during the same quarter last year.
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
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems, passive solar orientation and sustainability. Cavco also builds homes designed to use alternative energy sources such as solar and wind. Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

We maintain a conservative cost structure, which enables us to build added value into our homes. We have placed a consistent focus on developing synergies among all operations. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us to avoid the liquidity problems faced by other companies and enable us to act effectively as market opportunities present themselves.
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

Results of Operations
Three and six months ended September 28, 2013 compared to September 30, 2012
Net Revenue. Total net revenue increased 17.9% to $129.8 million for the three months ended September 28, 2013 compared to $110.1 million for the comparable quarter last year. For the six months ended September 28, 2013, net revenue increased 15.3% to $263.8 million from $228.9 million for the same period last year.
Factory-built housing net revenue increased 19.1% to $117.8 million from $98.9 million for the comparable quarter last year. Homes sold increased by 29% to 2,480 for the three months ended September 28, 2013 from 1,918 in the same quarter last year, combined with an overall decrease in average sales price. For the six months ended September 28, 2013, factory-built housing net revenue increased 15.8% to $240.1 million from $207.4 million for the same period last year. Homes sold during the six month period ended September 28, 2013 increased 16.4% to 4,838 from 4,157 for the same period last year.
The financial services segment, consisting of CountryPlace and Standard, contributed $12.0 million and $11.2 million in net revenue for the three months ended September 28, 2013 and September 30, 2012, respectively. For the six months ended September 28, 2013, financial services net revenue increased 10.4% to $23.8 million from $21.5 million for the same period last year.
Gross Profit. Gross profit as a percent of net revenue decreased to 23.0% for the three months ended September 28, 2013 from 23.4% for the same period last year and increased to 22.5% for the six months ended September 28, 2013 from 21.7% last year. The change in gross profit as a percent of net revenue is reflective of improved production efficiencies from increased home sales volume offset by changes in product mix and competitive pricing pressure.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 9.8% or $2.0 million to $22.1 million, or 17.0% of net revenue, for the three months ended September 28, 2013, versus $20.1 million, or 18% of net revenue, for the same period last year. For the six month period ended September 28, 2013, selling, general and administrative expenses increased 11.1% or $4.5 million to $44.6 million, or 16.9% of net revenue, from $40.1 million, or 17.5% of net revenue last year.
Income Before Income Taxes. Income before income taxes increased to $6.7 million for the three months ended September 28, 2013, compared to $4.4 million for the comparable quarter last year. For the six months ended September 28, 2013, income before income taxes increased to $12.8 million compared to $7.2 million for the same period last year.
Interest Expense. Interest expense was $1.2 million for the three months ended September 28, 2013, compared to $1.6 million for the three months ended September 30, 2012. For the six months ended September 28, 2013, interest expense was $2.5 million compared to $3.3 million for the six months ended September 30, 2012. Interest expense consisted primarily of debt service on securitized financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios and decreased in connection with continued principal reductions of the securitized financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable, and gains or losses on assets held for sale or sold. Other income decreased 67.8% to $125,000 for the three months ended September 28, 2013 as compared to $388,000 for the comparable quarter last year. The decrease resulted mainly from charges on assets held for sale of $291,000 offset in part by interest income earned on a higher average balance outstanding of inventory finance notes receivable during the second quarter of fiscal year 2014 compared to the same quarter last year. Other income decreased 36.1% to $500,000 for the six months ended September 28, 2013 as compared to $783,000 for the same period last year.
Income Taxes. For the three month period ended September 28, 2013, the effective income tax rate was approximately 30% compared to 39% for the three months ended September 30, 2012. For the six month period ended September 28, 2013, the effective income tax rate was approximately 33%, compared to 40% for the same period last year. The difference in rates between the two periods resulted primarily from the timing of certain tax credits and deductions, as well as the impact of the purchase of all noncontrolling interests in Fleetwood.
Net Income. Net income attributable to Cavco stockholders for the three months ended September 28, 2013 was $4.3 million compared to $1.3 million the same quarter last year. For the six months ended September 28, 2013 net income attributable to Cavco stockholders was $6.1 million, compared to $2.1 million for the comparable quarter last year.

Liquidity and Capital Resources
We believe that cash and cash equivalents at September 28, 2013, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $22.5 million of cash during the six months ended September 28, 2013, compared to $13.9 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, increased wage, warranty and other accruals, as well as higher trade payables from improved sales volume. Cash provided by operating activities in the prior year was primarily the result of cash generated by operating income before non-cash charges and lower inventory levels from ongoing efforts to effectively position manufactured home inventory levels at company-owned locations.
Investing activities required the use of $1.9 million of cash during the six months ended September 28, 2013, compared to the use of $1.9 million of cash during the same period last year. Cash used by investing activities in each period was primarily for the purchase of publicly-traded securities by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales. Cash was also used by investing activities in each period for building improvements and the purchase of production equipment.
Financing activities required the use of $6.7 million in cash during the six months ended September 28, 2013 primarily made up of $6.8 million used to repay securitized financings. Financing activities required the use of $6.3 million in cash during the six months ended September 30, 2012, consisting of $5.0 million used to repay securitized financings and $3.5 million net repayment of the construction lending line, offset by $2.2 million from the issuance of common stock under our stock incentive plans.
CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 28, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio and current realized loss ratio for the 2007-1 securitized portfolio exceeded the specified levels. The resulting acceleration of securitized debt repayment did not have a materially adverse impact on our cash flows. This specified level subsequently increased in October 2013, but did not ameliorate the situation. The next scheduled increase in the specified level is October 2014.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading “Critical Accounting Policies,” we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

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

•
We may not be able to successfully integrate Fleetwood, Palm Harbor, CountryPlace, Standard Casualty and any future acquisition or attain the anticipated benefits, and the acquisition of Fleetwood, Palm Harbor, CountryPlace, Standard Casualty and other future acquisitions may adversely impact the Company’s liquidity;

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

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	The manufactured housing industry is highly competitive, and increased competition may result in lower revenue;

•	If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our revenue could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees;

•	Governmental and regulatory disruption; and

•	Information technology failures and data security breaches.

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
We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of September 28, 2013 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.7 million.
In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of September 28, 2013 CountryPlace had outstanding IRLCs with a notional amount of $6.1 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $200,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 28, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 28, 2013, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
The risk factors included in our Form 10-K have not materially changed other than as follows.
(1) With respect to an additional risk factor related to potential governmental and regulatory disruption:
A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues.
Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include Internal Revenue Service (“IRS”) verification of loan applicants’ tax return information, and approvals by the Federal Housing Administration (“FHA”) and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As a number of our homebuyers use these programs to obtain financing to purchase our homes, and many lenders, including CountryPlace, require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of our homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of our business and investments. Depending on the length of disruption, such factors could have a material adverse impact on our consolidated financial statements.
(2) With respect to an additional risk factor related to potential information technology failures and data security breaches:
Information technology failures or data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, and human error. Given the unpredictability of the timing, nature and scope of information technology disruptions, if our computer systems and our backup systems are damaged, breached, or cease to function properly, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information (including information about our homebuyers and business partners), destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Item 6. Exhibits
See Exhibit Index.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	November 6, 2013
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	November 6, 2013
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended September 28, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements