Form 10-Q
period 2013-12-28
CAVCO INDUSTRIES INC
filed 2014-02-06
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2014, 8,839,824 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 28, 2013

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,520	$47,823
Restricted cash, current	5,951	6,773
Accounts receivable, net	27,041	18,710
Short-term investments	7,366	6,929
Current portion of consumer loans receivable, net	19,605	20,188
Current portion of inventory finance notes receivable, net	3,046	3,983
Inventories	67,525	68,805
Assets held for sale	3,889	4,180
Prepaid expenses and other current assets	11,525	10,267
Deferred income taxes, current	10,233	6,724
Total current assets	215,701	194,382
Restricted cash	1,180	1,179
Investments	14,214	10,769
Consumer loans receivable, net	82,384	90,802
Inventory finance notes receivable, net	19,200	18,967
Property, plant and equipment, net	45,681	46,223
Goodwill and other intangibles, net	78,400	79,435
Deferred income taxes	—	2,742
Total assets	$456,760	$444,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,580	$14,118
Accrued liabilities	68,957	62,718
Current portion of securitized financings	9,553	10,169
Total current liabilities	90,090	87,005
Securitized financings	63,282	72,118
Deferred income taxes	17,873	16,492
Redeemable noncontrolling interest	—	91,994
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,839,824 and 6,967,954 shares, respectively	88	70
Additional paid-in capital	231,645	135,053
Retained earnings	53,618	41,590
Accumulated other comprehensive income	164	177
Total stockholders’ equity	285,515	176,890
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$456,760	$444,499
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net revenue	$138,317	$114,603	$402,130	$343,468
Cost of sales	106,748	88,028	311,279	267,131
Gross profit	31,569	26,575	90,851	76,337
Selling, general and administrative expenses	22,019	20,307	66,581	60,400
Income from operations	9,550	6,268	24,270	15,937
Interest expense	(1,219)	(1,403)	(3,671)	(4,656)
Other income, net	173	416	673	1,199
Income before income taxes	8,504	5,281	21,272	12,480
Income tax expense	(2,612)	(2,260)	(6,776)	(5,160)
Net income	5,892	3,021	14,496	7,320
Less: net income attributable to redeemable noncontrolling interest	—	1,564	2,468	3,749
Net income attributable to Cavco common stockholders	$5,892	$1,457	$12,028	$3,571

Comprehensive income:
Net income	$5,892	$3,021	$14,496	$7,320
Unrealized loss on available-for-sale securities, net of tax	(4)	(74)	(190)	(12)
Comprehensive income	5,888	2,947	14,306	7,308
Comprehensive income attributable to redeemable noncontrolling interest	—	1,527	2,392	3,743
Comprehensive income attributable to Cavco common stockholders	$5,888	$1,420	$11,914	$3,565

Net income per share attributable to Cavco common stockholders:
Basic	$0.67	$0.21	$1.49	$0.51
Diluted	$0.66	$0.21	$1.47	$0.51
Weighted average shares outstanding:
Basic	8,838,832	6,967,954	8,070,619	6,953,037
Diluted	8,991,672	7,037,333	8,183,126	7,018,280

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES
Net income	$14,496	$7,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,964	3,044
Provision for credit losses	44	270
Deferred income taxes	712	951
Stock-based compensation expense	2,163	966
Non-cash interest income, net	(576)	(502)
Impairment of property, plant and equipment including assets held for sale	560	—
Gain on sale of property, plant and equipment including assets held for sale	(44)	(85)
Gain on sale of loans	(3,985)	(6,005)
Gain on investments	(587)	(105)
Changes in operating assets and liabilities:
Restricted cash	821	(430)
Accounts receivable	(8,424)	(635)
Consumer loans receivable originated	(77,747)	(83,330)
Principal payments on consumer loans receivable	11,386	9,058
Proceeds from sales of consumer loans	80,228	83,826
Inventories	1,280	(390)
Prepaid expenses and other current assets	(1,456)	(716)
Inventory finance notes receivable	825	(1,107)
Accounts payable and accrued liabilities	3,997	(5)
Net cash provided by operating activities	26,657	12,125
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,671)	(563)
Proceeds from sale of property, plant and equipment including assets held for sale	59	1,767
Purchases of investments	(12,078)	(5,416)
Proceeds from sale of investments	8,098	3,042
Net cash used in investing activities	(5,592)	(1,170)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	162	2,199
Net repayment of construction lending line	—	(4,550)
Payments on securitized financings	(9,530)	(7,247)
Net cash used in financing activities	(9,368)	(9,598)
Net increase in cash and cash equivalents	11,697	1,357
Cash and cash equivalents at beginning of the period	47,823	41,094
Cash and cash equivalents at end of the period	$59,520	$42,451
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,693	$4,958
Cash paid during the year for interest	$3,597	$4,243
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to acquire noncontrolling interest	$94,386	$—
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing related consumer finance and insurance. The Company builds a wide variety of affordable modular homes, manufactured homes and park model seasonal homes in 15 factories located throughout the United States, primarily distributed through a network of independent and company-owned retailers. The Company operates 49 company-owned retail stores in the United States. The Company's mortgage subsidiary (“CountryPlace”) is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. The Company’s insurance subsidiary (“Standard”) provides property and casualty insurance to owners of manufactured homes.
Historically, the Company's subsidiary, Fleetwood Homes, Inc. (“Fleetwood”), was jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, “Third Avenue”) further discussed in Note 20. Third Avenue’s financial interest in Fleetwood was reported as a “redeemable noncontrolling interest” in the Consolidated Financial Statements. As discussed in Note 19, during the quarter ended September 28, 2013, Cavco completed the purchase from Third Avenue of all noncontrolling interests in Fleetwood, which owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard. The Company satisfied the purchase price with 1,867,370 shares of Company common stock issued to Third Avenue. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood businesses and entitling Cavco to all of the associated earnings from that date forward.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.

2. Restricted Cash
Restricted cash consists of the following (in thousands):

	December 28, 2013	March 30, 2013
Cash related to CountryPlace customer payments to be remitted to third parties	$4,224	$4,870
Cash related to CountryPlace customers’ principal and interest payments on securitized loans to be remitted to bondholders	1,690	1,768
Cash related to workers’ compensation insurance held in trust	726	725
Other restricted cash	491	589
	$7,131	$7,952

3. Investments
Investments consist of the following (in thousands):

	December 28, 2013	March 30, 2013
Available-for-sale investment securities	$19,337	$17,698
Equity method investment	2,243	—
	$21,580	$17,698
The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,324	$3	$(95)	$2,232
Residential mortgage-backed securities	3,966	12	(248)	3,730
State and political subdivision debt securities	5,934	36	(37)	5,933
Corporate debt securities	1,811	31	—	1,842
Marketable equity securities	5,050	622	(72)	5,600
	$19,085	$704	$(452)	$19,337

	March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,682	$11	$(6)	$2,687
Residential mortgage-backed securities	5,226	21	(108)	5,139
State and political subdivision debt securities	1,681	32	—	1,713
Corporate debt securities	2,788	48	—	2,836
Marketable equity securities	4,782	609	(68)	5,323
	$17,159	$721	$(182)	$17,698

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 28, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,456	$(95)	$—	$—	$1,456	$(95)
Residential mortgage-backed securities	2,872	(239)	341	(9)	3,213	(248)
States and political subdivisions	2,931	(37)	—	—	2,931	(37)
Marketable equity securities	965	(63)	212	(9)	1,177	(72)
	$8,224	$(434)	$553	$(18)	$8,777	$(452)

	March 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,084	$(6)	$—	$—	$1,084	$(6)
Residential mortgage-backed securities	1,460	(108)	—	—	1,460	(108)
Marketable equity securities	413	(13)	304	(55)	717	(68)
	$2,957	$(127)	$304	$(55)	$3,261	$(182)
Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 28, 2013.
As of December 28, 2013, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($4.2 million of the total fair value and $54,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($1.4 million of the total fair value and $18,000 of the total unrealized losses).
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

	December 28, 2013		March 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,760	$1,767	$1,600	$1,607
Due after one year through five years	3,432	3,474	4,786	4,880
Due after five years through ten years	1,009	940	924	893
Due after ten years	7,834	7,556	5,067	4,995
	$14,035	$13,737	$12,377	$12,375
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and nine months ended December 28, 2013 were approximately $231,000 and $695,000, respectively. Gross losses realized were approximately $56,000 and $140,000, respectively, for the three and nine months ended December 28, 2013.
4. Inventories
Inventories consist of the following (in thousands):

	December 28, 2013	March 30, 2013
Raw materials	$22,833	$20,993
Work in process	6,428	8,079
Finished goods and other	38,264	39,733
	$67,525	$68,805
5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Consumer loans receivable held for sale are carried at the lower of cost or market and construction advances are carried at the amount advanced less a valuation allowance. The following table summarizes consumer loans receivable (in thousands):

	December 28, 2013	March 30, 2013
Loans held for investment (acquired as part of the Palm Harbor transaction)	$90,350	$99,854
Loans held for investment (originated after the Palm Harbor transaction)	1,687	606
Loans held for sale	7,391	7,410
Construction advances, net	2,759	3,597
Consumer loans receivable	102,187	111,467
Deferred financing fees and other, net	(198)	(477)
Consumer loans receivable, net	$101,989	$110,990

As of the date of the Palm Harbor acquisition, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the date of the Palm Harbor transaction as an amount that cannot be accreted into interest income (the non-accretable difference). The cash flows expected to be collected in excess of the carrying value of the acquired loans are accreted into interest income over the remaining life of the loans (referred to as accretable yield). The portion of the cash flows expected Interest income on consumer loans receivable is recognized as net revenue.

	December 28, 2013	March 30, 2013
	(In thousands)
Consumer loans receivable held for investment – contractual amount	$231,912	$263,038
Purchase discount
Accretable yield	(80,803)	(91,291)
Non-accretable difference	(60,206)	(71,451)
Less consumer loans receivable reclassified as other assets	(553)	(442)
Total acquired consumer loans receivable held for investment, net	$90,350	$99,854
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
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Balance at the beginning of the period	$83,817	$102,314	$91,291	$106,949
Accretion	(2,980)	(3,307)	(9,143)	(10,402)
Net transfers between accretable yield and non-accretable difference	(34)	374	(1,345)	2,834
Balance at the end of the period	$80,803	$99,381	$80,803	$99,381
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
The following table disaggregates CountryPlace’s gross consumer loans receivable as of December 28, 2013, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment				Consumer
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,142	$668	$821	$—	$—	$2,631
620-719	17,449	11,617	987	—	—	30,053
720+	19,594	13,321	593	—	—	33,508
Subtotal	38,185	25,606	2,401	—	—	66,192
Conforming mortgages
0-619	—	—	274		128	402
620-719	—	—	2,308	1,552	4,604	8,464
720+	—	—	287	1,207	2,659	4,153
Subtotal	—	—	2,869	2,759	7,391	13,019
Non-conforming mortgages
0-619	94	817	2,051	—	—	2,962
620-719	1,646	6,399	4,082	—	—	12,127
720+	1,945	4,496	1,429	—	—	7,870
Subtotal	3,685	11,712	7,562	—	—	22,959
Other loans
Subtotal	—	—	17	—	—	17
	$41,870	$37,318	$12,849	$2,759	$7,391	$102,187
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Consumer loans receivable are located in the key states shown below with the corresponding percentage of loans aged 61 days or more:

	December 28, 2013			March 30, 2013
		Aging 61 days or more			Aging 61 days or more
	Portfolio	Percent of state’s	Percent of total	Portfolio	Percent of state’s	Percent of total
State	concentration	loan balance	loan balance	concentration	loan balance	loan balance
Texas	41.4%	1.29%	0.53%	41.9%	1.77%	0.74%
Florida	7.9%	1.62%	0.13%	6.7%	2.26%	0.15%
New Mexico	6.9%	1.05%	0.07%	6.6%	2.44%	0.16%
Arizona	5.6%	6.31%	0.35%	6.2%	3.05%	0.19%
All others	38.2%	3.17%	1.21%	38.6%	3.08%	1.19%
	100.0%		2.29%	100.0%		2.43%

The states of Florida and Arizona have experienced volatility in the housing market from economic circumstances. The risks created by these concentrations have been considered by management in the determination of the accretable yield and the adequacy of any allowance for loan losses. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 28, 2013 or March 30, 2013.
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
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	December 28, 2013	March 30, 2013
Direct inventory finance notes receivable	$20,869	$18,955
Participation inventory finance notes receivable	1,570	4,345
Allowance for loan loss	(193)	(350)
	$22,246	$22,950
The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either December 28, 2013 or March 30, 2013.

With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $193,000 and $350,000 at December 28, 2013 and March 30, 2013, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Balance at beginning of period	$206	$139	$350	$215
Provision for inventory finance credit losses	(24)	(13)	(122)	(89)
Loans charged off, net of recoveries	11	—	(35)	—
Balance at end of period	$193	$126	$193	$126
The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 28, 2013	March 30, 2013	December 28, 2013	March 30, 2013
Inventory finance notes receivable:
Collectively evaluated for impairment	$20,180	$12,708	$—	$—
Individually evaluated for impairment	689	6,247	1,570	4,345
	$20,869	$18,955	$1,570	$4,345
Allowance for loan loss:
Collectively evaluated for impairment	$(133)	$(130)	$—	$—
Individually evaluated for impairment	(60)	(220)	—	—
	$(193)	$(350)	$—	$—

Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At December 28, 2013, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 28, 2013	March 30, 2013	December 28, 2013	March 30, 2013
Risk profile based on payment activity:
Performing	$20,180	$18,446	$1,570	$4,345
Watch list	73	—	—	—
Nonperforming	616	509	—	—
	$20,869	$18,955	$1,570	$4,345
The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	December 28, 2013	March 30, 2013
Florida	25.4%	20.9%
Colorado	21.6%	5.1%
Texas	13.0%	12.6%
Arizona	10.3%	10.5%
The states of Florida and Arizona have experienced volatility in the housing market from economic circumstances. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of December 28, 2013 or March 30, 2013, respectively.

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

	December 28, 2013	March 30, 2013
Property, plant and equipment, at cost:
Land	$19,339	$19,129
Buildings and improvements	25,652	25,474
Machinery and equipment	16,038	15,423
	61,029	60,026
Accumulated depreciation	(15,348)	(13,803)
Property, plant and equipment, net	$45,681	$46,223
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology, and insurance policies and renewal rights. Goodwill, trademarks and trade names, and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the nine months ended December 28, 2013, and December 29, 2012, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years, and insurance policies and renewal rights over 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	December 28, 2013			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(3,452)	2,748	6,200	(2,506)	3,694
Technology	900	(252)	648	900	(181)	719
Insurance policies and renewal rights	374	(66)	308	374	(48)	326
Total goodwill and other intangible assets	$82,170	$(3,770)	$78,400	$82,170	$(2,735)	$79,435
Amortization expense recognized on intangible assets during the three and nine months ended December 28, 2013 was $345,000 and $1,035,000, respectively. Amortization expense of $345,000 and $1,100,000 was recognized during the three and nine months ended December 29, 2012, respectively.

9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 28, 2013	March 30, 2013
Salaries, wages and benefits	$15,625	$12,490
Customer deposits	10,951	10,674
Unearned insurance premiums	10,021	8,781
Estimated warranties	8,875	8,202
Deferred margin	4,132	4,838
Accrued insurance	3,377	3,198
Accrued volume rebates	2,957	1,756
Reserve for repurchase commitments	1,820	1,352
Accrued taxes	1,649	2,006
Insurance loss reserves	1,514	1,801
Reserves related to consumer loans sold	1,141	1,172
Other	6,895	6,448
	$68,957	$62,718
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

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Balance at beginning of period	$8,670	$8,782	$8,202	$9,456
Charged to costs and expenses	3,005	2,588	8,523	8,033
Payments and deductions	(2,800)	(2,838)	(7,850)	(8,957)
Balance at end of period	$8,875	$8,532	$8,875	$8,532
11. Debt Obligations
Debt obligations consist of the following (in thousands):

	December 28, 2013	March 30, 2013
Securitized financing 2005-1	$34,636	$39,850
Securitized financing 2007-1	38,199	42,437
	$72,835	$82,287
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

	December 28, 2013	March 30, 2013
Securitized financings – contractual amount	$90,145	$102,203
Purchase discount
Accretable yield	(17,310)	(19,916)
Non-accretable difference (1)	—	—
Total securitized financings, net	$72,835	$82,287

(1)	There is no non-accretable difference, as the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans.
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Balance at the beginning of the period	$18,443	$23,679	$19,916	$26,032
Accretion	(1,115)	(1,245)	(3,353)	(3,988)
Adjustment to cash flows	(18)	(190)	747	200
Balance at the end of the period	$17,310	$22,244	$17,310	$22,244
On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of December 28, 2013, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of December 28, 2013, the Class A-1 and Class A-2 bonds had been retired.

CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 28, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified levels. The resulting acceleration of securitized debt repayment did not have a materially adverse impact on our cash flows. This specified level increased in October 2013, but did not ameliorate the situation. The next scheduled increase in the specified level is October 2014.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	December 28, 2013		December 29, 2012
	Written	Earned	Written	Earned
Direct premiums	$3,319	$3,317	$1,815	$1,231
Assumed premiums—nonaffiliate	3,754	3,925	3,034	3,131
Ceded premiums—nonaffiliate	(2,536)	(2,536)	(1,061)	(1,061)
Net premiums	$4,537	$4,706	$3,788	$3,301

	Nine Months Ended
	December 28, 2013		December 29, 2012
	Written	Earned	Written	Earned
Direct premiums	$9,060	$7,847	$4,591	$3,049
Assumed premiums—nonaffiliate	12,067	11,141	9,687	8,860
Ceded premiums—nonaffiliate	(5,995)	(5,995)	(2,753)	(2,753)
Net premiums	$15,132	$12,993	$11,525	$9,156
Typical insurance policies written or assumed by Standard have a maximum coverage of $300,000 per claim, of which Standard cedes $225,000 of the risk of loss per reinsurance. Therefore, Standard maintains risk of loss limited to $75,000 per claim on typical policies. Amounts are recoverable by Standard through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $20.0 million in the aggregate.

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
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the IRS for years before fiscal year 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $23.4 million at December 28, 2013, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees (“ASC 460”), and ASC 450-20, Loss Contingencies (“ASC 450-20”), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.8 million and $1.4 million at December 28, 2013 and March 30, 2013, respectively, related to the commitments pertaining to these agreements.
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 28, 2013	March 30, 2013
Construction loan contract amount	$6,833	$8,609
Cumulative advances	(2,969)	(3,597)
Remaining construction contingent commitment	$3,864	$5,012
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.1 million and $1.2 million as of December 28, 2013 and March 30, 2013, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the nine months ended December 28, 2013, no claim requests were received and no indemnification agreements were executed.
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
As of December 28, 2013 CountryPlace had outstanding IRLCs with a notional amount of $3.6 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and nine months ended December 28, 2013, CountryPlace recognized losses of $63,000 and $26,000, respectively, on the outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities (MBS) and whole loan sale commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLC expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.

The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and nine months ended December 28, 2013, CountryPlace recognized gains of $182,000 and $35,000, respectively, on forward sales and whole loan sale commitments.
Commitment to Equity-Method Investment. Cavco has an investment in an unconsolidated entity that was organized to purchase and install manufactured homes in certain manufactured home communities, sell those homes to consumers, and to purchase qualifying loans made by an approved lender to the buyers of those homes. Cavco and its partner have committed to make equal capital contributions to the unconsolidated entity up to $5.0 million each, of which $2.5 million has been contributed by Cavco as of December 28, 2013. Cavco accounts for its interest in this entity using the equity method of accounting.
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
15. Stockholders’ Equity
The following table represents changes in stockholders’ equity attributable to Cavco’s stockholders and redeemable non-controlling interest for the nine months ended December 28, 2013 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, March 30, 2013	6,967,954	$70	$135,053	$41,590	$177	$176,890	$91,994
Stock option exercises	4,500	—	162	—	—	162	—
Share-based compensation	—	—	2,163	—	—	2,163	—
Net income	—	—	—	12,028	—	12,028	2,468
Other comprehensive loss (1)	—	—	—	—	(114)	(114)	(76)
Acquisition of noncontrolling interest	1,867,370	18	94,267	—	101	94,386	(94,386)
Balance, December 28, 2013	8,839,824	$88	$231,645	$53,618	$164	$285,515	$—

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax on available-for-sale investments was $292,000 for the nine months ended December 28, 2013.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 214,126 shares were still available for grant at December 28, 2013. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a period of up to five years in accordance with plan provisions, or as determined by the plan administrator (the Board’s Compensation Committee, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).

Stock-based compensation cost charged against income for the three and nine months ended December 28, 2013 was $226,000 and $2.2 million, respectively. The Company recorded stock-based compensation expense of $330,000 and $966,000 for the three and nine months ended December 29, 2012, respectively.
As of December 28, 2013, total unrecognized compensation cost related to stock options was approximately $1.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years .
The following table summarizes the option activity within the Company’s stock-based compensation plans for the nine months ended December 28, 2013:

Number of Shares
Outstanding at March 30, 2013	399,700
Granted	64,450
Exercised	(4,500)
Canceled or expired	(7,500)
Outstanding at December 28, 2013	452,150
Exercisable at December 28, 2013	262,625

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

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income attributable to Cavco common stockholders	$5,892	$1,457	$12,028	$3,571
Weighted average shares outstanding:
Basic	8,838,832	6,967,954	8,070,619	6,953,037
Common stock equivalents—treasury stock method	152,840	69,379	112,507	65,243
Diluted	8,991,672	7,037,333	8,183,126	7,018,280
Net income per share attributable to Cavco common stockholders:
Basic	$0.67	$0.21	$1.49	$0.51
Diluted	$0.66	$0.21	$1.47	$0.51
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 28, 2013, and December 29, 2012 were 4,932 and 14,389, respectively. There were 5,021 and 7,103 anti- dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended December 28, 2013 and December 29, 2012, respectively.

18. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	December 28, 2013		March 30, 2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$59,520	$59,520	$47,823	$47,823
Restricted cash (1)	7,131	7,131	7,952	7,952
Available for sale securities (2)	19,337	19,337	17,698	17,698
Consumer loans receivable (3)	101,989	103,114	110,990	115,044
Interest rate lock commitment derivatives (4)	1	1	28	28
Forward loan sale commitment derivatives (4)	32	32	(3)	(3)
Inventory finance receivable (5)	22,246	22,246	22,950	22,950
Securitized financings (6)	72,835	80,969	82,287	90,895
Mortgage servicing rights (7)	390	390	335	335

(1)	The fair value approximates book value due to the instruments’ short-term maturity.

(2)	The fair value is based on quoted market prices.

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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,232	$—	$2,232	$—
Mortgage-backed securities (1)	3,730	—	3,730	—
Securities issued by states and political subdivisions (1)	5,933	—	5,933	—
Corporate debt securities (1)	1,842	—	1,842	—
Marketable equity securities (1)	5,600	5,600	—	—
Interest rate lock commitment derivatives (2)	1	—	—	1
Forward loan sale commitment derivatives (2)	32	—	—	32
Mortgage servicing rights (3)	390	—	—	390

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 28, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets and liabilities for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$59,520	$59,520	$—	$—
Restricted cash	7,131	7,131	—	—
Loans held for investment	92,416	—	—	92,416
Loans held for sale	7,729	—	7,729	—
Loans held—construction advances	2,969	—	—	2,969
Inventory finance receivable	22,246	—	—	22,246
Securitized financings	80,969	—	80,969	—
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded impairment charges of $560,000 on property, plant and equipment including assets held for sale during the nine months ended December 28, 2013. No other asset impairment charges were recorded during the period. No impairment charges were recorded during the nine months ended December 29, 2012.
Assets measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of December 28, 2013.
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

	December 28, 2013	March 30, 2013
Number of loans serviced with MSRs	2,634	2,106
Weighted average servicing fee (basis points)	34.50	34.59
Capitalized servicing multiple	36.64%	38.82%
Capitalized servicing rate (basis points)	12.64	13.43
Serviced portfolio with MSRs (in thousands)	$308,515	$249,378
Mortgage servicing rights (in thousands)	$390	$335
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
Financial information for Fleetwood is included in the Company’s Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810, Consolidation. Management determined that, under GAAP, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s board and management control of Fleetwood. Members of Cavco’s management held all of the seats on the board of directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood was considered a “redeemable noncontrolling interest,” as determined by GAAP, and was designated as such in the Consolidated Financial Statements.

During the quarter ended September 28, 2013, Cavco purchased all noncontrolling interests in Fleetwood, Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company (the “Fleetwood Businesses”). As consideration for the 50 percent interest that it did not already own, the Company issued 1,867,370 shares of Cavco common stock, derived by dividing the purchase price of $91.4 million by the 60-day volume-weighted average price per share, in accordance with the terms of the Stock Purchase Agreement filed with the SEC on June 14, 2013 as an exhibit to the Company's Current Report on Form 8‑K.
Historically, 50 percent of the financial results of these businesses has been recorded as attributable to Cavco’s common stockholders in the Consolidated Financial Statements. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood Businesses and entitling Cavco to all of the associated earnings from that date forward. The acquisition was accounted for as an equity transaction under ASC 810; accordingly, no gain or loss was recorded in the purchase of the noncontrolling interest, which had a carrying value of $94.4 million as of the closing date (see Note 15). As of July 22, 2013, Fleetwood and its subsidiaries are wholly-owned by the Company and Third Avenue no longer has a noncontrolling interest in Fleetwood.
20. Related Party Transactions
As discussed in Note 19, on July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company from Third Avenue. The Company satisfied the purchase price with 1,867,370 newly issued shares of Company common stock (the “Cavco Shares”). Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures (“ASC 850”). Subsequent to the transaction, Third Avenue beneficially owned approximately 22.3% of Cavco's outstanding common stock.
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
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing related consumer finance and insurance. The following table details net revenue and income (loss) before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net revenue:
Factory-built housing	$126,294	$103,472	$366,349	$310,822
Financial services	12,023	11,131	35,781	32,646
	$138,317	$114,603	$402,130	$343,468
Income before income taxes:
Factory-built housing	$7,420	$3,856	$21,501	$10,827
Financial services	3,727	3,653	8,722	7,647
General corporate charges	(2,643)	(2,228)	(8,951)	(5,994)
	$8,504	$5,281	$21,272	$12,480

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and company-owned retailers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading producer of modular homes built primarily under the Nationwide Homes brand, as well as park model homes, vacation cabins, and systems-built commercial structures. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
Company Growth
From its inception in 1965, Cavco traditionally served affordable housing markets in the southwestern United States primarily through its manufactured home production and retail operations. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the company until 2003, when Cavco became a stand-alone publicly-held company traded on the NASDAQ Global Select Market under the ticker symbol CVCO.
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
Financial information for Fleetwood historically was included in the Company’s Consolidated Financial Statements and related Notes as a result of Cavco's management control of Fleetwood. The financial interest of Third Avenue and its affiliate in Fleetwood was considered a “redeemable noncontrolling interest,” and was designated as such in the Consolidated Financial Statements (see Notes 1 and 19).

On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement, which was filed with the SEC on June 14, 2013 as an exhibit to the Company's Current Report on Form 8-K. As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace Mortgage and Standard Casualty Company. The Company issued 1,867,370 shares of Cavco common stock (the “Cavco Shares”), derived by dividing the purchase price of $91.4 million by the 60-day volume-weighted average price per share, in accordance with the Stock Purchase Agreement. Subsequent to the transaction closing, Third Avenue Value Fund owned approximately 22.3% of Cavco's outstanding common stock. The new Cavco Shares are subject to registration, voting, lock-up and standstill provisions in accordance with the Stock Purchase Agreement (see Note 20). The transaction eliminated the need for noncontrolling interest accounting and therefore should provide for simpler presentation and analysis of Cavco's consolidated financial statements and capital structure subsequent to the closing of the transaction.
The acquisition resulted in Cavco owning 100 percent of the Fleetwood businesses, which is consistent with the original intention of the Company and Third Avenue at the outset of their partnership in forming Fleetwood. We believe that the earnings accretion resulting from the purchase will provide ongoing value to the Company and its shareholders. Since the purchase was made using Cavco Shares, the Company's equity balance increased by the amount of the redeemable noncontrolling interest account balance on the closing date, which was $94.4 million. Although it is subject to other market variables, the Company believes the resulting increase in total stockholders' equity improves the Company's opportunities to gain exposure to a greater number of institutional and other investors and may generate additional overall investor interest in the Company.
Growth has been an important part of the Company's history since it became a stand-alone public company as described above. The use of Cavco Shares also allowed the Company to preserve cash and cash equivalents, which stood at approximately $59.5 million at December 28, 2013. This permits flexibility for potential future growth opportunities and other capital needs that may arise. The issuance of the new Cavco Shares did not require the Company to incur debt to consummate the transaction.
The Company operates 15 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida. The majority of the homes produced by these facilities are sold to and distributed by independently owned retailers located primarily throughout the United States. In addition, our homes are sold through 49 Company-owned retail locations. The Company's mortgage subsidiary is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary provides property and casualty insurance to owners of manufactured homes.
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

Ongoing economic challenges continue to hinder annual industry and Company home sales. High unemployment and underemployment rates among home buyers who favor affordable housing, and continuing low consumer confidence levels are two of the most significant impediments. “First-time” and “move-up” buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by the high unemployment and underemployment consequences of the recession. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. Many potential manufactured home buyers interested in our products for retirement living may remain concerned about financial stability and, therefore, may be hesitant to commit to a new home purchase. As employment and consumer confidence levels improve, we anticipate rising demand for our homes.
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We are also working through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See “Regulatory Developments” below.
While sales activity of existing homes appear to be showing signs of improvement, the current lending environment that favors site-built housing and more affluent home buyers has not resulted in similar improved capabilities for affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory-built home continues to be somewhat impeded.
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
Further, with respect to the general rise in demand for rental housing, we have realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. This demand has likely been driven by a shift to a rent-versus-own perspective somewhat tied to low consumer confidence levels and high unemployment rates.
Home order backlogs improved as of the third quarter of fiscal year 2014. The backlog of sales orders at December 28, 2013 varied among our fifteen factories, but in total was approximately $26 million, compared to $16 million at December 29, 2012. The Company's capacity utilization rate was approximately 44% during the third quarter of fiscal year 2014, versus 36% during the same quarter last year.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes, and one company ceased lending activities in this industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the inventory finance funds (see Note 6).

The Company’s involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our taking part in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by 15.3 million between 2013 and 2020. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak household-formation and home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for owners of factory-built homes that fall into this age group.
With manufacturing facilities strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the Federal HUD code, we construct modular homes that conform to state and local codes, park models and cabins, and light commercial buildings at many of our manufacturing facilities.
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. Cavco also builds homes designed to use alternative energy sources such as solar and wind. Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
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

Regulatory Developments
In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications and implementing necessary changes in procedures and business practices. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) to regulate consumer financial products and services. On January 10, 2013, the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of “Qualified Mortgages,” establish specific requirements for lenders to prove borrowers' ability to repay loans, and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules became effective January 10, 2014 and apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules also establish interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed “rebuttable” by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules may cause lenders to become reluctant to write such loans, and investors reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law may be costly from implementation of new processes, procedures, controls and infrastructure which may be required to comply with the regulations. Compliance may also create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
On January 10, 2013 the CFPB also issued a rule amending the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rule became effective on January 10, 2014 and amends Regulation Z (Truth in Lending) by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers. Although most loans for the purchase of manufactured home have been written at rates and fees that would not be considered High Cost Mortgages under the new rule, and some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or the reluctance to enter into loans subject to HOEPA borrower protections. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases.

The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provides for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA (Federal Housing Administration) Title I program guidelines became effective on June 1, 2010. On June 10, 2010, Ginnie Mae began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. This will allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”) established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators (“MLOs”). MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted homebuyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, such as time-share plans, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may require some manufactured housing retailers to become licensed lenders and employ MLOs, or alter business practices related to assisting home buyers in securing financing. This may result in increased costs for retailers who elect to employ MLOs, penalties assessed or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers’ inability to secure financing without retailer assistance, or increased costs to homebuyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.
Results of Operations
Three and nine months ended December 28, 2013 compared to December 29, 2012
Net Revenue. Total net revenue increased 20.7% to $138.3 million for the three months ended December 28, 2013 compared to $114.6 million for the comparable quarter last year. For the nine months ended December 28, 2013, net revenue increased 17.1% to $402.1 million from $343.5 million for the same period last year.
Factory-built housing net revenue increased 22.1% to $126.3 million from $103.5 million for the comparable quarter last year. Homes sold increased by 15% to 2,376 for the three months ended December 28, 2013 from 2,065 in the same quarter last year, combined with an overall increase in average sales price. For the nine months ended December 28, 2013, factory-built housing net revenue increased 17.9% to $366.3 million from $310.8 million for the same period last year. Homes sold during the nine month period ended December 28, 2013 increased 15.9% to 7,214 from 6,222 for the same period last year.
The financial services segment, consisting of CountryPlace and Standard, contributed $12.0 million and $11.1 million in net revenue for the three months ended December 28, 2013 and December 29, 2012, respectively. For the nine months ended December 28, 2013, financial services net revenue increased 9.6% to $35.8 million from $32.6 million for the same period last year.

Gross Profit. Gross profit as a percent of net revenue decreased to 22.8% for the three months ended December 28, 2013 from 23.2% for the same period last year. The decrease is the result of changes in the product mix. Gross profit as a percent of net revenue increased to 22.6% for the nine months ended December 28, 2013 from 22.2% last year. The increase in gross profit as a percent of net revenue is reflective of improved production efficiencies from increased home sales volume partially offset by changes in product mix and competitive pricing pressure as well as fewer loan sales by our higher margin mortgage subsidiary.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 8.4% or $1.7 million to $22.0 million, or 15.9% of net revenue, for the three months ended December 28, 2013, versus $20.3 million, or 17.7% of net revenue, for the same period last year. For the nine month period ended December 28, 2013, selling, general and administrative expenses increased 10.2% or $6.2 million to $66.6 million, or 16.6% of net revenue, from $60.4 million, or 17.6% of net revenue last year.
Income Before Income Taxes. Income before income taxes increased to $8.5 million for the three months ended December 28, 2013, compared to $5.3 million for the comparable quarter last year. For the nine months ended December 28, 2013, income before income taxes increased to $21.3 million compared to $12.5 million for the same period last year.
Interest Expense. Interest expense was $1.2 million for the three months ended December 28, 2013, compared to $1.4 million for the three months ended December 29, 2012. For the nine months ended December 28, 2013, interest expense was $3.7 million compared to $4.7 million for the nine months ended December 29, 2012. Interest expense consisted primarily of debt service on securitized financings connected to the CountryPlace Mortgage securitized manufactured home loan portfolios and decreased in connection with continued principal reductions of the securitized financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable, and gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income decreased 58.4% to $173,000 for the three months ended December 28, 2013 as compared to $416,000 for the comparable quarter last year. Other income decreased 43.9% to $673,000 for the nine months ended December 28, 2013 as compared to $1.2 million for the same period last year.
Income Taxes. For the three month period ended December 28, 2013, the effective income tax rate was approximately 31% compared to 43% for the three months ended December 29, 2012. The effective income tax rate for the current quarter was positively impacted by adjustments arising from manufacturing-specific deductions and certain income tax credits. The effective income tax rate for the prior year quarter was adversely affected by changes in applied tax rates and tax laws in certain states, as well as the absence of income tax credits that were not enacted until the subsequent fiscal 2013 fourth quarter. For the nine month period ended December 28, 2013, the effective income tax rate was approximately 32%, compared to 41% for the same period last year. The difference in rates between the two periods resulted primarily from the timing of certain tax credits and deductions, as well as the impact of the purchase of all noncontrolling interests in Fleetwood. As Cavco’s taxable income has grown, we have realized additional benefit from tax deductions established to favor domestic manufacturing operations. During the nine months ended December 28, 2013, we received benefit from tax credits, including the Work Opportunity Tax Credit and the New Energy Efficient Home Credit, which expired again on December 31, 2013, and if not renewed, we will no longer be able to utilize these tax credits in the future.
Net Income. Net income attributable to Cavco stockholders for the three months ended December 28, 2013 was $5.9 million compared to $1.5 million the same quarter last year. For the nine months ended December 28, 2013 net income attributable to Cavco stockholders was $12.0 million, compared to $3.6 million for the comparable quarter last year.

Liquidity and Capital Resources
We believe that cash and cash equivalents at December 28, 2013, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $26.7 million of cash during the nine months ended December 28, 2013, compared to $12.1 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, principal payments collected on consumer loans receivable, as well as increased wage, unearned insurance premium and volume rebate accruals. Cash provided by operating activities in the prior year was primarily the result of cash generated by operating income before non-cash charges, as well as principal payments collected on consumer loans receivable.
Investing activities required the use of $5.6 million of cash during the nine months ended December 28, 2013, compared to the use of $1.2 million of cash during the same period last year. Cash used by investing activities in each period was primarily for the purchase of publicly-traded securities by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales. Cash was also used by investing activities in each period for building improvements and the purchase of production equipment.
Financing activities required the use of $9.4 million in cash during the nine months ended December 28, 2013 primarily made up of $9.5 million used to repay securitized financings. Financing activities required the use of $9.6 million in cash during the nine months ended December 29, 2012, consisting of $7.2 million used to repay securitized financings and $4.6 million net repayment of the construction lending line, offset by $2.2 million from the issuance of common stock under our stock incentive plans.
CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee, and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 28, 2013, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio and current realized loss ratio for the 2007-1 securitized portfolio exceeded the specified levels. The resulting acceleration of securitized debt repayment did not have a materially adverse impact on our cash flows. This specified level subsequently increased in October 2013, but did not ameliorate the situation. The next scheduled increase in the specified level is October 2014.
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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 28, 2013 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.5 million.
In originating loans for sale, CountryPlace issues interest rate lock commitments (“IRLCs”) to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of December 28, 2013 CountryPlace had outstanding IRLCs with a notional amount of $3.6 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $200,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 28, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 28, 2013, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	February 5, 2014
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	February 5, 2014
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended December 28, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements