Form 10-K
period 2014-03-29
CAVCO INDUSTRIES INC
filed 2014-06-11
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 28, 2013 (based on the closing price on the NASDAQ Stock Market, LLC on September 28, 2013) was $304,032,256. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 9, 2014, 8,849,824 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 29, 2014

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are a leading producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, which include Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading builder of park model homes, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Our mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Form 10-K.
We construct our homes using an assembly-line process in which each module or floor section is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization, as requested by our customers. As of March 29, 2014, the Company operated 15 homebuilding facilities located in the Pacific, Mountain, South Central and South Atlantic regions. These factories range in size from 79,000 to 250,000 square feet.
As of March 29, 2014, we distributed our homes through 47 Company-owned retail outlets and a network of independent distribution points in 44 states, Canada, Japan and Mexico. A significant number of these independent distribution points are located in Arizona, California, Florida and Texas. Thirty-one of the Company-owned retail stores are located in Texas. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook."
CountryPlace originates single-family residential mortgages and services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured home chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is approved by the Government National Mortgage Association ("GNMA" or "Ginnie Mae") to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for the Federal National Mortgage Association ("FNMA" or "Fannie Mae"). A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 5 to the Consolidated Financial Statements).
Standard Casualty is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard Casualty holds insurance licenses in multiple states; however, a significant portion of its writings occur in Texas and Arizona. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business (see Note 12 to the Consolidated Financial Statements).
See Note 21 for financial information regarding our business segments (factory-built housing and financial services), both of which are discussed below.

Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing, such as site-built housing and condominiums, and to existing housing, such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the year ended December 31, 2013, manufactured housing wholesale shipments of HUD code homes accounted for an estimated 12% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute ("MHI"), during calendar year 2013, our industry shipped approximately 60,000 HUD code manufactured homes. This followed approximately 55,000 homes shipped in 2012, 52,000 in 2011 and 50,000 shipped in each of calendar years 2010 and 2009, the lowest levels since shipment statistics began to be recorded in 1959. Yearly home shipments from 2003 to 2013 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 84,000 and 183,000, respectively. While industry HUD code manufactured home shipments improved modestly the three most recent years, the manufactured housing industry continues to operate at relatively low production and shipment levels compared to historical shipment statistics.
We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $60,000. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The comparatively low cost of fully-equipped manufactured housing is attractive to these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design, as well as efficient production techniques, continue to position manufactured homes to meet the demand for affordable housing in markets such as rural areas and manufactured housing communities. The markets for affordable factory-built housing are very competitive as well as cyclical and seasonal. The industry is sensitive to employment levels, consumer confidence, availability of financing and general economic conditions.
Protracted Industry Downturn. Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Since 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in low wholesale shipment levels and underutilized manufacturing and retail locations.
As a result of the foregoing factors, based on industry data as of the end of 2013, the number of active industry manufacturing facilities was 123, a decrease of 200 plants since the end of 1999, representing a 62% reduction. Weak industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
Business Strategies
Our marketing strategy is to offer a line of manufactured homes that appeal to a wide range of home buyers. Our principal focus is on two large and diverse markets, which include the sale of high-value homes to entry-level and move-up buyers and to persons aged 55 and older. We also market to special niches such as subdivision developers, active adult community operations and vacation home buyers.
Our production strategy is to develop and maintain the resources necessary to build to varied and unique customer specifications in an efficient factory production environment. This enables us to attract retailers and consumers who want the flexibility to build homes to meet their specific needs, but still seek the value created by building a home on a factory production line.

Our competitive strategy is to build homes of superior quality, offer innovative designs and floor plans, demonstrate exceptional value and provide the engineering and technical resources to enable custom home building and be responsive and efficient in servicing the customer after the sale. We strive to maintain a competitive advantage by reacting quickly to changes in the marketplace and to the specific needs of our retailers and consumers.
The purchase of the Fleetwood Homes, Inc. ("Fleetwood") and Palm Harbor Homes, Inc. ("Palm Harbor") assets in August 2009 and April 2011, respectively, provided further operating capacity, increased home production capabilities and distribution and entry into financial and insurance businesses specific to the Company’s industry, allowing the Company to be vertically integrated. The transactions further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South-Central and Mid-Atlantic regions.
Products
We are among the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco Homes, Fleetwood Homes, and Palm Harbor Homes. The Company is also a leading producer of modular homes, built primarily under the Nationwide Homes brand, as well as park model homes, vacation cabins and systems-built commercial structures.
Approximately 80% of our products are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code"). We also build park model homes, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model homes are less than 400 square feet in size, are primarily used as vacation dwellings and seasonal retirement living, and are placed in planned communities, recreational home parks and resorts. We produce a wide variety of modular homes, which include single and multi-section/modular ranch-style dwellings, split-level homes, Cape Cod style homes, two and three story homes and multi-family units. We also build commercial modular structures including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which we build our residential homes using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as homes and are often set by crane and finished at the site.
We produce our residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal year 2014 and 2013, we sold 9,537 and 8,398 homes, respectively.
Each home typically contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, carpeting and window treatments. Feature upgrades include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors, custom cabinetry, granite countertops and energy conservation elements. We also offer a variety of structural and decorative customizations to meet the home buyer's specifications. With manufacturing centers strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers’ specific needs. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request.
We are focused on building quality, energy efficient homes for the modern day home buyer. Green building involves the creation of an energy efficient envelope, including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, generally lower utility costs, specially designed ventilation systems, best use of space and passive solar orientation. We also build homes designed to use alternative energy sources such as solar and wind.

Our manufactured homes are constructed and equipped at our factories. The finished home is then primarily transported by independent trucking companies either to a retail sales center, planned community, housing development, work site or the customer's site. Retailers or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although our manufactured homes are designed to be transportable, typically only a small percentage are moved from their original site after installation.
We are constantly introducing new floor plans, decors, exteriors, features and accessories to appeal to changing trends in different regions of the country. Our factory-built homes are designed after extensive field research and consumer feedback. We have developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement. We work with a variety of partners, meeting an expanding range of housing needs from a home buyer’s private land to planned neighborhoods to recreational or resort properties to accommodations for workforces in agriculture and industry.
Factory-built Housing
Manufacturing Operations. Our homes are constructed in plant facilities using an assembly-line process employing from 70 to 200 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
During fiscal year 2014, we operated 15 manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 250,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned distributors, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six production days. During the fiscal quarters ended March 29, 2014 and March 30, 2013, our rates of production were approximately 58 and 48 home sections per day, respectively.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities serves between 7 to 90 retailers along with a large number of one-time purchasers. Because we produce homes to fill existing wholesale orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, appliances and electrical items. We buy these materials from various third-party manufacturers and distributors. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements.
At March 29, 2014, we had a backlog of home orders of approximately $33.6 million, compared to a backlog of $26.0 million at March 30, 2013. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.

Revenue and Distribution. The following table sets forth the number and proportion of homes sold by us through Company-owned and independent distribution channels during the last three fiscal years, as well as the number of Company-owned centers at the end of the applicable period. The distribution channels are as follows:

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Factory-built homes sold:
by Company-owned retail sales centers	2,127	1,933	1,770
to independent retailers, builders, communities & developers	7,410	6,465	6,090
Total homes sold	9,537	8,398	7,860
Percentage of factory-built homes sold:
by Company-owned stores	22%	23%	23%
to independent retailers, builders, communities & developers	78%	77%	77%
Number of Company-owned retail centers at the end of the period	47	50	53
Independent Retailers, Builders, Communities and Developers. As of March 29, 2014, we had a network of independent distribution points, of which 27% were in Texas, 13% in Arizona and 8% in California. The remaining 52% were in 41 other states, Canada, Japan and Mexico. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing revenue during any fiscal year within the three-year period ended March 29, 2014.
We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products in trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays, point of sale promotional material, as well as internet-based marketing assistance.
Independent retailers frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the retailer's lender for each home ordered. We then manufacture the home and it is shipped at the retailer's expense. Payment is due from the lender upon shipment of the product to the retailer. For a description of wholesale floor plan financing arrangements used by independent retailers and our obligations in connection with these arrangements, see "Financing—Wholesale Financing" below.
Company-Owned Retail Sales Centers. As of March 29, 2014, we had a total of 47 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma, Louisiana, Virginia, North Carolina and Florida. Thirty-one of the Company-owned retail stores are located in Texas. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. As of March 29, 2014, Company-owned sales centers had an average inventory of 14 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories.

Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and certain other components are warranted by their original manufacturer for various lengths of time. Refer to our discussion of the Magnuson-Moss Warranty Federal Trade Commission Improvement Act under "Government Regulation" below.
Financial Services
Finance. We provide a source of home buyer financing to our customers on competitive terms through our subsidiary, CountryPlace. CountryPlace offers conforming mortgages to purchasers of numerous brands of factory-built homes sold by Company-owned retail sales centers and certain independent retailers, builders, communities and developers. CountryPlace is an approved seller/servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract.
All of CountryPlace’s loan contracts held are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 25 states, including the states of Texas, Florida, New Mexico, Arizona and Alabama.
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The GSEs, principally Fannie Mae, Ginnie Mae and the Federal Home Mortgage Corporation, as well as the FHA, play a significant role in buying home mortgages and creating investment securities that are either sold to investors or held in their portfolios. These organizations provide liquidity to the secondary mortgage market and have experienced financial difficulties in recent years. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain loans or could increase home loan interest rates, fees and credit standards. This could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
We believe that providing financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with opportunities for additional sources of loan origination and servicing revenues.
Insurance. Standard Casualty specializes in homeowner property and casualty insurance products for the manufactured housing industry. Standard Casualty is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard Casualty holds insurance licenses in multiple states; however, a significant portion of its writings occur in Texas and Arizona. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, and through local agents, most of which are manufactured home retailers. All business outside the state of Texas is written on a direct basis through local agents.

Financing
Wholesale Financing. Certain of our wholesale factory-built housing sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $25.5 million as of March 29, 2014 compared to $17.7 million as of March 30, 2013. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve, and in some cases, require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the funds for financing inventory (see Note 6 to the Consolidated Financial Statements). The Company’s involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our taking part in the wholesale financing of inventory is helpful to retailers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved (generally HUD code homes); non-conforming mortgages for purchasers of the home and the land on which the home is placed; and conforming mortgage loans which comply with the requirements of FHA, Veterans Affairs or GSE loans.
Beginning in mid-1999, lenient credit standards for chattel loans resulted in increased numbers of repossessions of manufactured homes and excessive inventory levels at that time. The poor performance of manufactured home loan portfolios made it difficult for consumer finance companies in the industry to obtain long-term capital in the asset-backed securitization market. As a result, many consumer finance companies curtailed their lending or exited the manufactured housing loan industry entirely. Since then, the lenders who remained in the business tightened their credit standards and, in some cases, increased fees and interest rates for chattel loans, which reduced lending volumes and lowered sales volumes of manufactured homes.

Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized.
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
In addition to us, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Champion Home Builders, Inc. and Skyline Corporation. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources.
Although many lenders to factory-built home buyers have reduced their volume or exited the business, there are significant competitors to CountryPlace in the markets we serve. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks, including: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Triad Finance Corporation; and U.S. Bank Manufactured Housing Finance. Certain of these competitors are larger than CountryPlace and have access to substantially more capital and cost efficiencies.
The market for homeowners insurance is highly competitive. Standard Casualty competes principally in property and casualty insurance for owners of manufactured homes with companies such as National Lloyds and Columbia Lloyds. We compete based on price, the breadth of our product offerings, product features, customer service, claim handling and use of technology.

Government Regulation
Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. In 1994, the codes were amended and expanded to, among other things, address specific requirements for homes destined for geographic areas subject to severe weather conditions. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our manufacturing facilities, and the plans and specifications of the HUD code manufactured homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model homes are not subject to HUD regulations, but we believe that our park model homes meet all present standards of the American National Standards Institute.
Manufactured and site-built homes are all typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency ("EPA") and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.
The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.
We have leased space for our manufacturing facility in Goodyear, Arizona since 1993. The leased premises is part of what is referred to as the Phoenix-Goodyear Airport (South) Superfund Site ("PGAS"), which was designated as a National Priorities List ("NPL") site under the authority of the Comprehensive Environmental Response, Compensation and Liability Act in 1983. The reason for the site's NPL designation was because of extensive soil and groundwater contamination (trichloroethylene, chromium and cadmium) that resulted from historic manufacturing by the Goodyear Tire and Rubber Company ("Goodyear Tire") and the United States Department of Defense.
Pursuant to a consent decree entered into with the EPA, Goodyear Tire is responsible for taking certain remedial actions at the PGAS site. In February 2010, the EPA completed its five-year review of the PGAS site and reported that the contaminant concentrations in groundwater at the site have been reduced, and treated groundwater from the treatment systems has met cleanup goals throughout that period of operation. Nonetheless, the groundwater still contains contaminant levels above specified cleanup goals as the remediation progresses. The EPA's five-year review identified several issues regarding the ongoing effectiveness of the remedy and several new issues regarding possible presence of trace metals, vapor intrusion, institutional controls, ecological risks, and migration, all of which the EPA is addressing. In January 2013, the EPA reported that Goodyear Tire began an investigation regarding specific areas of the ground water plume in the northern area of the PGAS. This investigation is being performed to help the EPA better understand the effectiveness of the groundwater cleanup and whether a change made to the remedy may accelerate cleanup.

Our lease specifically refers to the consent decree with the EPA and provides that, as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the 20 years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.
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
Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act ("Magnuson-Moss Warranty Act"), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys' fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.
A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act ("Truth-in-Lending Act") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Installment sales contracts, direct loans and mortgage loans eligible for inclusion in a Ginnie Mae program are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications and implementing necessary changes in procedures and business practices. Although Congress detailed some significant changes, and new rules have been implemented, the full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services.

On January 10, 2013, the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules became effective January 10, 2014, and apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules also establish interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.
On January 10, 2013, the CFPB also issued a rule amending the Truth-in-Lending Act and the Real Estate Settlement Procedures Act. The rule became effective on January 10, 2014, amending Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or the reluctance to enter into loans subject to HOEPA borrower protections. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance is also creating constraints in some lender's ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act") established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators ("MLOs"). MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, such as time-share plans, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may require some manufactured housing retailers to become licensed lenders and employ MLOs, or alter business practices related to assisting home buyers in securing financing. This may result in increased costs for retailers who elect to employ MLOs, penalties assessed against or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers’ inability to secure financing without retailer assistance, or increased costs to home buyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.
Our sale of insurance products is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices. Standard Casualty’s insurance operations are regulated by the state insurance boards where it underwrites its policies. Underwriting, premiums, investments and capital reserves (including dividend payments to stockholders) are subject to the rules and regulations of these state agencies.

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
See also "Regulatory Developments" in Part II, Item 7 of this Annual Report.
Seasonality
Generally we experience higher sales volume during the months of March through October. Our sales are slower during the winter months and shipments can be delayed in areas of the country that experience harsh weather conditions.
Employees
As of March 29, 2014, we had approximately 3,000 employees. We believe that our relationship with our employees is good.
Available Information
We make available free of charge through our Internet site, www.cavco.com, the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"): the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q, the Conflict Minerals Report on Form SD, the Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act").

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
As a result of the foregoing factors, based on industry data as of the end of 2013, the number of active industry manufacturing facilities was 123, a decrease of 200 plants since 1999, representing a 62% reduction. The availability of consumer financing for the purchase of manufactured homes continues to be constrained, as discussed below. If current industry conditions continue or get materially worse, we may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset, goodwill or other impairment charges.
We may not be able to successfully integrate Fleetwood, Palm Harbor, CountryPlace, Standard Casualty and any future acquisition or attain the anticipated benefits, and the acquisition of Fleetwood, Palm Harbor, CountryPlace, Standard Casualty and other future acquisitions may adversely impact the Company’s liquidity
On April 23, 2011, a subsidiary of Fleetwood purchased substantially all of the assets and certain liabilities of Palm Harbor Homes, Inc., a Florida corporation, a manufacturer and marketer of factory-built housing and a provider of related consumer financing and insurance products. In addition, we purchased all of the outstanding shares of CountryPlace, CountryPlace Mortgage, Ltd. and their wholly-owned finance subsidiaries. We also acquired all of the outstanding shares of Standard Casualty, Standard Insurance Agency, Inc. and its wholly-owned insurance agency subsidiary. Further, we assumed certain liabilities of Palm Harbor, including debt facilities of the finance subsidiaries and certain warranty obligations.
We completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood in fiscal year 2010 and of Palm Harbor in fiscal year 2012. We may consider other strategic acquisitions if such opportunities arise. The Palm Harbor and Fleetwood acquisitions, and other transactions that we may consider in the future, involve a number of risks, including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of Fleetwood, Palm Harbor or potential future acquisitions. We also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.

Our entry into new lines of business, namely manufactured housing consumer finance and insurance, through the Palm Harbor transaction, exposes the Company to additional risks
CountryPlace offers conforming mortgages to purchasers of factory-built homes sold by Company-owned retail sales centers and independent retailers, builders, communities and developers. CountryPlace is an approved seller/servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract.
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
If customers do not repay their loans, CountryPlace may repossess or foreclose on the secured property in order to liquidate its loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Home price depreciation and elevated levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation beyond those normally experienced by CountryPlace.
Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for mortgage-related loans may deteriorate rapidly and significantly. CountryPlace’s ability to respond to changing market conditions is bound by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor our loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.
CountryPlace sells loans through GSE-related programs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by buyers and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home retailers. All insurance policies outside the state of Texas are written on a direct basis through local agents. Property and casualty insurance companies are subject to certain risk-based capital requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on its various risk factors.

Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market
Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted our revenue. Most of the national lenders who have historically provided home-only loans have exited this sector of the industry. Conseco Finance Corp. ("Conseco Finance") was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance, filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders have tightened their loan underwriting standards.
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
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The GSEs and the FHA play significant roles in insuring or purchasing home mortgages and creating or insuring investment securities that are either sold to investors or held in their portfolios. These organizations provide significant liquidity to the secondary market. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that alter the roles of these organizations in the housing finance market could affect the ability of our customers to obtain mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications and implementing necessary changes in procedures and business practices. Although Congress detailed some significant changes, and new rules have been implemented, the full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services.
On January 10, 2013, the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules became effective January 10, 2014, and apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules also establish interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.

While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance is also creating constraints in some lender's ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations or the imposition of additional regulations could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
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
Our participation in certain financing programs for the purchase of our products by industry distributors and consumers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations
We are exposed to risks associated with the creditworthiness of certain independent retailers, builders, developers, community owners, inventory financing partners and home buyers, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects. The consequences of such adverse effects could include delinquencies by customers who purchase our product under special financing initiatives, and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded inventory finance notes receivable balances. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

Our results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing
In the ordinary course of our business, we are subject to home warranty and construction defect claims. We record a reserve for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Construction defect claims may arise during a significant period of time after product completion. Although we maintain general liability insurance and reserves for such claims, based on our assessments, which to date have been adequate, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims exceeding our current levels could have a material adverse effect on our results of operations.
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $25.5 million as of March 29, 2014, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
Our operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, consumer confidence, land availability and development costs, apartment vacancy levels, inflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.
We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future
Since becoming a stand-alone public company, we have generated net income each complete fiscal year, except for fiscal year 2010, in which we incurred net losses attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail above. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in Item IA of the Annual Report. There can be no assurance that we will generate net income in the future.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of March 29, 2014, 14% of our total assets consisted of goodwill, all of which is attributable to our manufacturing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.

The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future
The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of consumer financing for home buyers, the availability of wholesale financing for retailers, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites.
As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we have experienced and could again experience operating losses during cyclical downturns in the manufactured housing market.
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
The manufactured housing industry is highly competitive, and increased competition may result in lower revenue
The manufactured housing industry is highly competitive. Competition at both the manufacturing and retailing levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. In addition, our homes compete with repossessed homes that are offered for sale in our markets. Certain of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low- to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, our factory-built housing revenue could be reduced.
If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline
During fiscal year 2014, approximately 78% of our wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell our competitors' homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.

Our business and operations are concentrated in certain geographic regions, which could be impacted by market declines
Our operations are concentrated in certain states, most notably Texas, California, Florida and Arizona. Due to the concentrated nature of our operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact the results of the business, more than other companies that are more geographically dispersed.
As of March 29, 2014, the Company operated 15 homebuilding facilities located in the Pacific, Mountain, South Central and South Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 47 company-owned sales centers, 31 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 25 states, including the states of Texas, Florida, New Mexico, Arizona and Alabama.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home retailers. All insurance policies outside the state of Texas are written on a direct basis through local agents.
A decline in the economic conditions in Texas, California, Florida and/or Arizona could have a material adverse effect on our results of operations.
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
Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases may lag behind the escalation of materials costs. Sudden increases in price and lack of availability of raw materials can be caused by natural disaster or other market forces, as has occurred in recent years. Although we have not experienced any production halts, severe or prolonged shortages of some of our most important building materials, which include wood and wood products, gypsum wallboard, steel, insulation, and other petroleum-based products, have occurred. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us.
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
Volatility of stock price
The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include: the perceived prospects of our business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts' recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which we operate; significant sales of shares by a principal stockholder; actions taken by stockholders that may be contrary to Board of Director recommendations; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.
Deterioration in economic conditions in general and continued turmoil in credit markets could reduce our earnings and financial condition
Deterioration in global economic conditions and continued turmoil in credit markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred in recent years, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse effect on the availability of financing to our customers, causing our revenues to decline.
The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.

A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues
Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include Internal Revenue Service ("IRS") verification of loan applicants’ tax return information and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As a number of our home buyers use these programs to obtain financing to purchase our homes, and many lenders, including CountryPlace, require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of our homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of our business and investments. Depending on the length of disruption, such factors could have a material adverse impact on our consolidated financial statements.
Information technology failures or data security breaches could harm our business
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes and human error. Given the unpredictability of the timing, nature and scope of information technology disruptions, if our computer systems and our backup systems are damaged, breached, or cease to function properly, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information (including information about our home buyers and business partners), destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.
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
(4)This facility is currently leased to a third party.

We own the land on which the manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through February 2018. We also own substantially all of the machinery and equipment used at these factories. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. In addition to our production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as ten properties upon which six of our active retail centers are located. The remaining active sales centers are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. We lease office space in Addison, Texas for CountryPlace operations and Palm Harbor administrative support services, which lease expires in 2016. Our Phoenix, Arizona corporate headquarters lease was extended for a period of five years, commencing in February 2013 and expiring in January 2018. The Company has the right to terminate the lease prior to the expiration of the initial five year term, effective as of any date after January 31, 2016.
ITEM 3. LEGAL PROCEEDINGS
We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract and warranty, product liability, construction defect, wrongful termination and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is a listing of our executive officers as of June 11, 2014, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	63
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

Daniel L. Urness	46
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

Charles E. Lott	66
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
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol CVCO. The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on the NASDAQ for the Company's common stock.

	Sales Price
	High	Low
Year ended March 29, 2014
Fourth Quarter	$84.80	$66.60
Third Quarter	71.63	54.01
Second Quarter	60.34	48.40
First Quarter	51.00	40.43
Year ended March 30, 2013
Fourth Quarter	$52.29	$44.41
Third Quarter	51.84	43.90
Second Quarter	52.97	44.03
First Quarter	52.73	40.51
As of June 4, 2014, the Company had 784 stockholders of record and approximately 3,100 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
We do not expect to pay any dividends on our common stock in the foreseeable future. The payment of dividends to our stockholders is subject to the discretion of our board of directors and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws.
Equity Compensation Plan Table
Information concerning equity compensation plans is included in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report.
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

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 29, 2014 with the NASDAQ composite index and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business, the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Deer Valley Corp., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc. and Skyline Corporation. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2009 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/30/2013	3/29/2014
Cavco Industries, Inc.	$100	$145	$191	$197	$202	$333
Nasdaq Composite Index	$100	$157	$182	$202	$214	$272
Peer Group	$100	$106	$115	$52	$39	$50

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data regarding Cavco for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012	March 31, 2011	March 31, 2010
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$533,339	$452,300	$443,066	$171,827	$115,612
Cost of sales	413,856	351,945	347,121	147,549	104,915
Gross profit	119,483	100,355	95,945	24,278	10,697
Selling, general and administrative expenses	87,938	79,313	79,800	21,345	16,718
Income (loss) from operations	31,545	21,042	16,145	2,933	(6,021)
Interest expense	(4,845)	(5,973)	(7,265)	—	—
Other income	1,105	1,579	1,338	2,028	222
Gain on bargain purchase	—	—	22,009	—	—
Income (loss) before income taxes	27,805	16,648	32,227	4,961	(5,799)
Income tax (expense) benefit	(9,099)	(6,351)	(2,499)	(889)	2,006
Net income (loss)	18,706	10,297	29,728	4,072	(3,793)
Less: net income (loss) attributable to redeemable noncontrolling interest	2,468	5,334	14,491	1,241	(422)
Net income (loss) attributable to Cavco common stockholders	$16,238	$4,963	$15,237	$2,831	$(3,371)

Comprehensive income:
Net income (loss)	$18,706	$10,297	$29,728	$4,072	$(3,793)
Unrealized gain on available-for-sale securities, net of tax	82	238	116	—	—
Comprehensive income (loss)	18,788	10,535	29,844	4,072	(3,793)
Comprehensive income (loss) attributable to redeemable noncontrolling interest	2,392	5,453	14,549	1,241	(422)
Comprehensive income (loss) attributable to Cavco common stockholders	$16,396	$5,082	$15,295	$2,831	$(3,371)

Net income (loss) per share attributable to Cavco common stockholders:
Basic	$1.97	$0.71	$2.22	$0.43	$(0.52)
Diluted	$1.94	$0.71	$2.19	$0.41	$(0.52)
Weighted average shares outstanding:
Basic	8,262,688	6,956,706	6,877,437	6,637,270	6,516,572
Diluted	8,379,024	7,027,204	6,949,077	6,859,457	6,516,572

	March 29, 2014	March 30, 2013	March 31, 2012	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$72,949	$47,823	$41,094	$76,513	$74,988
Restricted cash, current	7,213	6,773	6,331	436	227
Accounts receivable, net	20,766	18,710	14,871	6,571	9,428
Short-term investments	8,289	6,929	5,377	—	—
Current portion of consumer loans receivable, net	19,893	20,188	20,705	—	—
Current portion of inventory finance notes receivable, net	2,941	3,983	1,982	—	—
Inventories	69,729	68,805	62,246	16,036	15,751
Assets held for sale	1,130	4,180	3,903	—	—
Prepaid expenses and other current assets	12,623	10,267	7,848	2,495	6,278
Debtor-in-possession note receivable	—	—	—	40,060	—
Deferred income taxes, current	12,313	6,724	6,657	4,997	6,240
Total current assets	227,846	194,382	171,014	147,108	112,912
Restricted cash	1,188	1,179	453	—	—
Investments	17,165	10,769	8,825	—	—
Consumer loans receivable, net	78,391	90,802	98,594	—	—
Inventory finance notes receivable, net	18,367	18,967	22,699	17,759	12,929
Property, plant and equipment, net	48,227	46,223	50,064	35,993	37,589
Goodwill and other intangibles, net	78,055	79,435	80,915	68,859	68,912
Deferred income taxes	—	2,742	4,770	—	—
Total assets	$469,239	$444,499	$437,334	$269,719	$232,342

Total current liabilities	98,993	87,005	85,505	65,740	32,294
Securitized financings	59,865	72,118	80,747	—	—
Deferred income taxes	19,948	16,492	16,198	17,491	19,694
Redeemable noncontrolling interest	—	91,994	86,541	35,819	34,578
Total stockholders’ equity	290,433	176,890	168,343	150,669	145,776
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$469,239	$444,499	$437,334	$269,719	$232,342
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, CRG Holdings, LLC, and Fleetwood (Fleetwood includes Palm Harbor, CountryPlace, Standard Casualty, and their subsidiaries). Until July 22, 2013, the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively known as "Third Avenue") jointly-owned Fleetwood Homes, Inc. Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood’s inception in 2009. Third Avenue’s financial interest in Fleetwood was reported as a "redeemable noncontrolling interest" in the Consolidated Financial Statements. As discussed in Note 19 to the Consolidated Financial Statements, during the year ended March 29, 2014, Cavco completed the purchase from Third Avenue of all noncontrolling interests in Fleetwood and its subsidiaries. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood businesses and entitling Cavco to all of the associated earnings from that date forward.
The selected financial data set forth above may not be indicative of our future performance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to "Note" or "Notes" refer to the Notes to the Company’s Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes and Palm Harbor Homes. The Company is also a leading builder of park model homes, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
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
In 2009, the Company and an investment partner, Third Avenue Value Fund, formed a jointly-owned corporation, Fleetwood Homes, Inc. Cavco and Third Avenue Value Fund each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood's inception. Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Note 20 to the Consolidated Financial Statements.
On August 17, 2009 (the "Fleetwood Acquisition Date"), Fleetwood acquired certain assets and liabilities of Fleetwood Enterprises, Inc. The assets acquired included, among other assets, seven operating homebuilding factories in seven states, which substantially expanded the organization's geographic presence and increased the diversity of products offered by the Company.
Beginning on April 23, 2011 (the "Palm Harbor Acquisition Date"), Fleetwood acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets acquired included five operating homebuilding factories in four states, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company.
Financial information for Fleetwood was historically included in the Company’s Consolidated Financial Statements and related Notes, as a result of Cavco's management control of Fleetwood. Third Avenue's financial interest in Fleetwood was considered a "redeemable noncontrolling interest," and was designated as such in the Consolidated Financial Statements (see Notes 1 and 19 to the Consolidated Financial Statements).

On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement. As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty. The Company issued 1,867,370 shares of Cavco common stock (the "Cavco Shares"), derived by dividing the purchase price of $91.4 million by the 60-day volume-weighted average price per share, in accordance with the Stock Purchase Agreement. Subsequent to the transaction closing, Third Avenue Value Fund owned approximately 22.8% of Cavco's outstanding common stock. The new Cavco Shares are subject to registration, voting, lock-up and standstill provisions in accordance with the stock purchase agreement (see Note 20 to the Consolidated Financial Statements). The transaction eliminated the need for noncontrolling interest accounting.

We believe that the earnings accretion resulting from the purchase will provide ongoing value to the Company and its shareholders. Since the purchase was made using Cavco Shares, the Company's equity balance increased by the amount of the redeemable noncontrolling interest account balance on the closing date, which was $94.4 million. Although it is subject to other market variables, the Company believes the resulting increase in total stockholders' equity improves the Company's opportunities to gain exposure to a greater number of institutional and other investors and may generate additional overall investor interest in the Company. Growth has been an important part of the Company's history since it became a stand-alone public company, as described above. The use of Cavco Shares also allowed the Company to preserve cash and cash equivalents, which stood at approximately $72.9 million at March 29, 2014. This permits flexibility for potential future growth opportunities and other capital needs that may arise. The issuance of the new Cavco Shares did not require the Company to incur debt to consummate the transaction.
The Company operates 15 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States. In addition, our homes are sold through 47 Company-owned retail locations.
We continually review our product offerings throughout the combined organization and strive to expand product designs, production methods and marketing strategies. The supportive response to the Palm Harbor and Fleetwood acquisitions and advancement to full ownership by Cavco shareholders has been encouraging. We plan to continue our consistent focus on developing synergies among all operations. Overall, we believe that these expansions and ongoing improvements will provide positive long-term strategic benefits for the Company.
Industry and Company Outlook
According to data reported by the MHI, during calendar year 2013, our industry shipped approximately 60,000 HUD code manufactured homes. This followed approximately 55,000 homes shipped in 2012, 52,000 in 2011 and 50,000 shipped in each of calendar years 2010 and 2009, the lowest levels since shipment statistics began to be recorded in 1959. Yearly home shipments from 2003 to 2013 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 84,000 and 183,000, respectively. While industry HUD code manufactured homes improved modestly during the three most recent years, the manufactured housing industry and the Company continue to operate at relatively low production and shipment levels, based on historical shipment levels.
Ongoing economic challenges continue to hinder annual industry and Company home sales. High unemployment and underemployment rates among home buyers who favor affordable housing and low consumer confidence levels are two of the most significant impediments. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by the high unemployment and underemployment consequences of the recession. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. Many potential manufactured home buyers interested in our products for seasonal retirement living may remain concerned about financial stability, and therefore, may be hesitant to commit to a new home purchase. As employment and consumer confidence levels improve, we anticipate rising demand for our homes.

Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.
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
Based on the relatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have increased in recent years. As a result, tenant housing vacancy rates appear to have declined, which often causes a corresponding rise in associated rental rates. These rental market factors may cause some renters to become interested buyers of affordable-housing alternatives, including manufactured homes.
Further, with respect to the general rise in demand for rental housing, we have realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. This demand has likely been driven by a shift to a rent-versus-own perspective, somewhat tied to low consumer confidence levels and high unemployment rates.
The backlog of sales orders at March 29, 2014 varied among our 15 factories, but in total was $33.6 million, or approximately four weeks of current production levels, compared to $26.0 million at March 30, 2013. The Company's capacity utilization rate was approximately 47% during the fourth quarter of fiscal year 2014, versus 41% during the same quarter last year.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the funds for financing inventory (see Note 6 to the Consolidated Financial Statements). The Company’s involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our taking part in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.

The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 15 million between 2014 and 2020. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak household-formation and home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.
With manufacturing facilities strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the federal HUD code, we construct modular homes that conform to state and local codes, park models and cabins and light commercial buildings at many of our manufacturing facilities.
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
We maintain a conservative cost structure, which enables us to build added value into our homes. We have placed a consistent focus on developing synergies among all operations. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us to avoid liquidity problems and enable us to act effectively as market opportunities present themselves.
We were named the 2014 Manufacturer of the Year by the members of MHI, the factory-built home industry's national trade organization, for the fifth consecutive year. In addition, several new product designs from each of our main housing brands, namely Cavco Homes, Fleetwood Homes and Palm Harbor Homes, were individually recognized recently by winning design awards from MHI.
In January 2008, we announced a stock repurchase program under which a total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

Regulatory Developments
In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing its implications and implementing necessary changes in procedures and business practices. Although Congress detailed some significant changes, and new rules have been implemented, the full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services.
On January 10, 2013, the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules became effective January 10, 2014, and apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance is also creating constraints on lender's ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
On January 10, 2013, the CFPB also issued a rule amending the Truth-in-Lending Act and the Real Estate Settlement Procedures Act. The rule became effective on January 10, 2014, amending Regulation Z by expanding the types of mortgage loans that are subject to the protections of the HOEPA, revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or the reluctance to enter into loans subject to HOEPA borrower protections. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases.

The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provided for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA Title I program guidelines became effective on June 1, 2010. On June 10, 2010, Ginnie Mae began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. This will allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.
The SAFE Act established requirements for the licensing and registration of all individuals that are MLOs. MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, such as time-share plans, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may require some manufactured housing retailers to become licensed lenders and employ MLOs, or alter business practices related to assisting home buyers in securing financing. This may result in increased costs for retailers who elect to employ MLOs, penalties assessed against or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers’ inability to secure financing without retailer assistance, or increased costs to home buyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.
In 2010, the Health Reform Law was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.

Results of Operations
The following table summarizes certain financial and operating data for fiscal years 2014, 2013 and 2012.

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(Dollars in thousands)
Statement of Operations Data:
Net revenue:
Factory-built housing	$485,897	$408,094	$406,833
Financial services	47,442	44,206	36,233
Total net revenue	533,339	452,300	443,066
Cost of sales	413,856	351,945	347,121
Gross profit	119,483	100,355	95,945
Selling, general and administrative expenses	87,938	79,313	79,800
Income from operations	31,545	21,042	16,145
Interest expense	(4,845)	(5,973)	(7,265)
Other income	1,105	1,579	1,338
Gain on bargain purchase	—	—	22,009
Income before income taxes	27,805	16,648	32,227
Income tax expense	(9,099)	(6,351)	(2,499)
Net income	18,706	10,297	29,728
Less: net income attributable to redeemable noncontrolling interest	2,468	5,334	14,491
Net income attributable to Cavco common stockholders	$16,238	$4,963	$15,237
Other Data:
Capital expenditures	$2,265	$755	$2,427
Depreciation	$2,620	$2,530	$2,318
Amortization of other intangibles	$1,380	$1,480	$3,238
Factory-built homes sold:
by Company owned stores	2,127	1,933	1,770
to independent retailers, builders, communities & developers	7,410	6,465	6,090
Total factory-built homes sold	9,537	8,398	7,860
Fiscal Year 2014 Compared to Fiscal Year 2013
Net Revenue. Total net revenue increased 17.9% to $533.3 million in fiscal year 2014 from $452.3 million in fiscal year 2013.
Factory-built housing net revenue increased 19.1% to $485.9 million in fiscal year 2014 from $408.1 million in fiscal year 2013. Total homes sold during fiscal year 2014 increased 13.6% to 9,537 versus 8,398 last year.
The financial services segment, consisting of CountryPlace and Standard Casualty, contributed $47.4 million or 8.9% of net revenue for fiscal year 2014 versus $44.2 million or 9.8% of net revenue last year. The increase in revenue is due to business expansion in current and new markets.

Gross Profit. Gross profit increased to $119.5 million, which was 22.4% of net revenue for fiscal year 2014, compared to $100.4 million or 22.2% of net revenue last year. The increase in gross profit is is reflective of improved production efficiencies from increased home sales volume, partially offset by changes in product mix and competitive pricing pressure as well as fewer loan sales by our higher margin mortgage subsidiary.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 10.9% or $8.6 million to $87.9 million or 16.5% of net revenue for fiscal year 2014 versus $79.3 million or 17.5% of net revenue last year. The increase is from sales volume growth and related incentive compensation costs, although the costs as a percentage of revenue improved a full percentage point as a result of overhead leverage on higher revenue.
Interest Expense. Interest expense decreased by 18.9% to $4.8 million for fiscal year 2014, compared to $6.0 million for the prior year. Interest expense consisted primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased in connection with the continued principal reductions of the securitization financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income decreased 30.0% to $1.1 million for fiscal year 2014 as compared to $1.6 million last year. The decrease resulted mainly from impairments recorded on idle real estate properties.
Income Before Income Taxes. Pre-tax income increased to $27.8 million for the year ended March 29, 2014, from $16.6 million last year. The current year amount consisted of $27.3 million from the factory-built housing segment and $11.6 million from the financial services segment, offset by general corporate charges of $11.0 million. This compared to $14.3 million from the factory-built housing segment and $10.3 million from the financial services segment, offset by general corporate charges of $8.0 million for the year ended March 30, 2013.
Income Taxes. The effective income tax rate was approximately 33% for fiscal year 2014 (see Note 13 to the Consolidated Financial Statements) and 38% for fiscal year 2013. The effective income tax rate for the current year was positively impacted from the purchase of all noncontrolling interests in Fleetwood and the timing of certain tax credits and deductions. As Cavco’s taxable income has grown, we have realized additional benefit from tax deductions established to favor domestic manufacturing operations. We also received benefit from tax credits, including the Work Opportunity Tax Credit and the New Energy Efficient Home Credit, which expired again on December 31, 2013, and if not renewed, will no longer be available in the future.
Redeemable Noncontrolling Interest. Net income attributable to the noncontrolling interest in Fleetwood previously held by Third Avenue decreased to $2.5 million for fiscal year 2014 versus $5.3 million in the prior year. The decrease is the result of the mid-year purchase of the noncontrolling interest by Cavco on July 22, 2013.
Net Income. Net income attributable to Cavco stockholders for fiscal 2014 was $16.2 million, compared to $5.0 million last year.
Fiscal Year 2013 Compared to Fiscal Year 2012
Net Revenue. Total net revenue increased 2.1% to $452.3 million in fiscal year 2013 from $443.1 million in fiscal year 2012.
Factory-built housing net revenue increased 0.3% to $408.1 million in fiscal year 2013 from $406.8 million in fiscal year 2012. Total homes sold during fiscal year 2013 increased 6.8% to 8,398 versus 7,860 in fiscal year 2012.
The financial services segment, consisting of CountryPlace and Standard Casualty, contributed $44.2 million or 9.8% of net revenue for fiscal year 2013 versus $36.2 million or 8.2% of net revenue in fiscal year 2012. The increase in revenue was due to business expansion in existing and new markets.

Gross Profit. Gross profit increased to $100.4 million, which was 22.2% of net revenue for fiscal year 2013, compared to $95.9 million or 21.7% of net revenue in fiscal year 2012. The increase in gross profit was partly a result of increased financial services revenue, which inherently has higher gross margins than our traditional manufacturing operations. Factory-built housing gross profit as a percentage of revenue continued to be adversely impacted by pricing competition, a product mix favoring smaller-size homes with fewer amenities, and reduced production efficiencies related to low capacity utilization.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 0.6% or $0.5 million to $79.3 million or 17.5% of net revenue for fiscal year 2013 versus $79.8 million or 18.0% of net revenue in fiscal year 2012. Included in fiscal year 2012 was $0.9 million in acquisition-related costs for the purchase of the Palm Harbor assets.
Interest Expense. Interest expense decreased by 17.8% or $1.3 million to $6.0 million for fiscal year 2013, compared to $7.3 million for fiscal year 2012. Interest expense consisted primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased in connection with the continued principal reductions of the securitization financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income increased 18.0% to $1.6 million for fiscal year 2013 as compared to $1.3 million in fiscal year 2012. The increase resulted mainly from a higher average balance outstanding of inventory finance notes receivable during fiscal year 2013 compared to fiscal year 2012.
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
Income Before Income Taxes. Pre-tax income decreased to $16.6 million for the year ended March 30, 2013, from $32.2 million in fiscal year 2012. The fiscal year 2013 amount consisted of $14.3 million from the factory-built housing segment and $10.3 million from the financial services segment, offset by general corporate charges of $8.0 million. This compared to $8.8 million from the factory-built housing segment, $8.3 million from the financial services segment and $22.0 million of gain on bargain purchase, offset by general corporate charges of $6.9 million for the year ended March 31, 2012.
Income Taxes. The effective income tax rate was approximately 38% for fiscal year 2013 (see Note 13 to the Consolidated Financial Statements) and 8% for fiscal year 2012. The gain on bargain purchase resulting from the acquisition of Palm Harbor in fiscal year 2012 was excluded from taxable earnings. Also, during fiscal 2012, the Company made an election pursuant to Section 338(h)(10) of the Internal Revenue Code relating to the acquisition of its insurance group, consisting of Standard Casualty, Standard Insurance Agency, Inc. and its subsidiary. This election allowed the Company to step up the tax basis of the insurance group’s assets to fair value, resulting in an offset to income tax expense of $1.2 million. Excluding this income tax benefit, and excluding the gain on bargain purchase from income before income taxes, income tax expense would have been $3.7 million in fiscal 2012, with an effective annual tax rate of 37%.
Redeemable Noncontrolling Interest. Net income attributable to the noncontrolling interest in Fleetwood held by Third Avenue decreased to $5.3 million for fiscal year 2013 versus $14.5 million in fiscal year 2012, representing 50% of the income generated by Fleetwood and its subsidiaries, including the Palm Harbor operations.

Net Income. Net income attributable to Cavco stockholders for fiscal 2013 was $5.0 million, compared to $15.2 million in fiscal year 2012. Excluding the net income attributable to the Company’s common stockholders for one half of the bargain purchase gain recognized in connection with the Palm Harbor transaction (approximately $11.0 million), consistent with Cavco’s ownership percentage of Fleetwood at that time, the net income attributable to the Company’s common stockholders for fiscal 2012 would have been $4.2 million. Excluding from this $4.2 million amount the net income attributable to the Company’s common stockholders for 50% of the $1.2 million income tax benefit described above, the net income attributable to Cavco stockholders for fiscal 2012 would have been $3.6 million.
Liquidity and Capital Resources
We believe that cash and cash equivalents at March 29, 2014, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $46.8 million of cash during the year ended March 29, 2014, compared to $20.7 million last year. Cash provided by operating activities during the current year was primarily the result of cash generated by operating income before non-cash charges and collections of principal payments on consumer loans receivable, supplemented by increases in net proceeds from consumer lending operations, accounts payable and accrued liabilities. These increases were partially offset by increases in prepaid expenses and other current assets. Cash provided by operating activities during the prior year was primarily the result of cash generated by sales of consumer loans and collecting principal payments on consumer loans originated, as well as operating income before non-cash charges. These increases were supplemented by increases of accounts payable and accrued liabilities, offset in part by increases in accounts receivable and inventory levels.
As a result of the 2008 credit crisis, each of the remaining national floor plan lenders substantially curtailed their lending activities, and others announced their intention to exit the business. The continuing reduction in available inventory financing has had an adverse effect on the manufactured housing industry and has negatively impacted the ability of our retailers to obtain floor plan financing for home inventory purchases. To further support floor plan availability for our retailers, Cavco has entered into programs to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers (see Note 6 to the Consolidated Financial Statements).
With respect to consumer lending for the purchase of manufactured housing, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is thereby characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have material negative effects on our results of operations and financial condition. See Item IA, "Risk Factors."

Investing activities required the use of $9.7 million of cash during the year ended March 29, 2014, compared to $2.1 million used during last year. Cash used by investing activities in the current period was primarily for purchases of publicly-traded securities by Standard Casualty for its investment portfolio, offset by sales from the same portfolio, investments in community-based lending institutions that provide home-only loans to residents of certain manufactured home communities and the purchase of property, plant and equipment by the Company. Cash used by investing activities in the prior period was primarily for purchases of publicly-traded securities by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales as well as proceeds from sales of assets held for sale in our factory-built housing segment.
Financing activities required the use of $12.0 million in cash during the year ended March 29, 2014, consisting of $12.4 million used to repay securitized financings, offset by $0.4 million from the issuance of common stock under our stock incentive plans. Financing activities required the use of $11.9 million in cash during the year ended March 30, 2013, consisting of $9.5 million of payments on securitized financings and $4.6 million net repayment of construction lending lines, offset in part by $2.2 million from the issuance of common stock under our stock incentive plans.
CountryPlace’s securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 29, 2014, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio and current realized loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment did not have a material adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2014, which may ameliorate the situation.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 29, 2014, consisting of future payments under securitized financings and non-cancelable operating lease agreements. For additional information related to these obligations, see Notes 11 and 14 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations:
Securitized financing 2005-1 (1)	$44,814	$6,844	$11,044	$26,926	$—
Securitized financing 2007-1 (1)	40,437	7,357	11,453	8,802	12,825
Commitments for future payments under noncancelable operating leases	4,251	2,386	1,784	81	—
Total contractual obligations	$89,502	$16,587	$24,281	$35,809	$12,825

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

The following table summarizes our contingent commitments at March 29, 2014, consisting of contingent repurchase obligations, letters of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 14 to the Consolidated Financial Statements.

	Contingent Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Repurchase obligations (1)	$25,485	$22,181	$3,304	$—	$—
Letters of credit (2)	7,100	7,100	—	—	—
Construction contingent commitment (3)	3,220	3,220	—	—	—
Total contractual obligations	$35,805	$32,501	$3,304	$—	$—

(1)
Although the repurchase obligations outstanding at March 29, 2014 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

(2)	While the current letters of credit have finite lives, they are subject to renewal based on their underlying requirements.

(3)	The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. We have a reserve for estimated warranties of $9.3 million and $8.2 million at March 29, 2014 and March 30, 2013, respectively. Construction defect claims may arise during a significant period of time after product completion. Although we maintain general liability insurance and reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims exceeding our current levels could have a material adverse effect on our results of operations.

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
The Company applies FASB ASC 460, Guarantees ("ASC 460") and FASB ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews retailers' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.

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

Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers' financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and retailers. The Company's repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to revenue.
The maximum amount for which the Company was contingently liable under such agreements approximated $25.5 million and $17.7 million at March 29, 2014 and March 30, 2013, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.8 million and $1.4 million at March 29, 2014 and March 30, 2013, respectively. The Company made no payments under repurchase commitments during fiscal years 2014 or 2013.

Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded $0.6 million in impairment charges on long-lived assets during fiscal year 2014 and none in fiscal years 2013 or 2012.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 29, 2014, the Company evaluated forecasted taxable profits and determined that, except for certain state net operating loss deferred tax assets, all other deferred tax assets would be utilized in future periods. A valuation allowance of $0.2 million was recorded during fiscal year 2014 against the related deferred tax asset. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. Changes in events or expectations could result in significant adjustments, which could include the recording of additional valuation allowance and material changes to the provision for income taxes.
Goodwill and Other Intangibles. We test goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We generally utilize either quoted market values or a discounted cash flow methodology to test for impairment of goodwill. The results of discounted cash flow methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to uncertainties, which could cause the fair value of goodwill to fluctuate from period to period. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
As of March 29, 2014, all of our goodwill is attributable to our factory-built housing reporting unit. We performed our annual goodwill impairment analysis as of March 29, 2014. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we opted to first assess qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal year 2014.
In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Item 1A, "Risk Factors."

Accretable Yield on Consumer Loans Receivable and Securitized Financings. The Company acquired consumer loans receivable and securitized financings during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment and securitized financings were acquired at fair value, which resulted in a discount, and subsequently are accounted for a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") to accrete the discount.
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
Redeemable Noncontrolling Interest. Since the Fleetwood Acquisition Date, financial information for the Fleetwood operations has been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of FASB ASC 810, Consolidation ("ASC 810"). Management determined that, under GAAP, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood, wherein members of Cavco’s management held all of the seats on the Board of Directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest," as determined by GAAP, and was designated as such in the Consolidated Financial Statements (see Notes 1 and 19 to the Consolidated Financial Statements).
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement (see Note 20 to the Consolidated Financial Statements). As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty. The transaction eliminated the need for noncontrolling interest accounting.
Other Matters
Related Party Transactions. On July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty from Third Avenue. The Company satisfied the purchase price with 1,867,370 newly issued Cavco Shares. Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850"). Subsequent to the transaction, Third Avenue beneficially owned approximately 22.8% of Cavco's outstanding common stock.
The Company issued the Cavco Shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. In accordance with the Stock Purchase Agreement, the Company filed a registration statement with the SEC seeking registration of the Cavco Shares. The SEC declared the registration statement effective on October 11, 2013. However, Third Avenue remains subject to certain restrictions on the ability to transfer Cavco Shares, including, among other things, a one-year prohibition on the transfer of the Cavco Shares, except for "Permitted Transfers" (defined in the Stock Purchase Agreement), which includes any single transfer or series of transfers equal to 15% or less of the Cavco Shares. During the Standstill Period (defined below) Cavco has a "right of first offer" to acquire any Cavco Shares that either of the Third Avenue parties wishes to transfer to independent third parties.

From and after the closing and continuing until the termination of the Standstill Period, Third Avenue agreed that it would vote all Cavco Shares in accordance with the recommendations of the Company's Board of Directors with respect to any action, proposal or other matter to be voted on by the stockholders of Cavco. The "Standstill Period" ends on the earlier of (i) the fourth anniversary of the Closing Date (July 22, 2017) or (ii) the third anniversary of the Closing Date (July 22, 2016) if Third Avenue owns less than 12.5% of the outstanding Cavco common stock on the third anniversary date. Additionally, during the Standstill Period, Third Avenue has agreed not to do any of the following without the prior written consent of the Company: acquire beneficial ownership of common equity securities of the Company or any other securities of the Company entitled to vote generally in the election of directors of the Company; deposit any securities of the Company in a voting trust or similar arrangement or subject any voting securities of the Company to any voting agreement, pooling arrangement or similar arrangement, or grant any proxy with respect to any voting securities of the Company; enter, agree to enter, propose or offer to enter into or facilitate any merger, business combination, tender offer, recapitalization, restructuring, change in control transaction or other similar extraordinary transaction involving the Company or any of its subsidiaries; make, or in any way participate or engage in, any "solicitation" of "proxies" to vote, or advise or knowingly influence any person with respect to the voting of, any voting securities of the Company or any of its subsidiaries; call, or seek to call, a meeting of the shareholders of the Company or initiate any shareholder proposal for action by the shareholders of the Company; form, join or in any way participate in a Group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to any voting securities of the Company; otherwise act, alone or in concert with others, to seek to control or influence the Board or the management or policies of the Company; publicly disclose any intention, plan or arrangement prohibited by, or inconsistent with, the foregoing; advise or knowingly assist or encourage or enter into any discussions, negotiations, agreements or arrangements with any other person or Group (within the meaning of Section 13(d)(3) of the Exchange Act) in connection with the foregoing; or knowingly transfer more than 3% of the Cavco Shares to any one individual or entity.
As of March 29, 2014, Third Avenue Management LLC beneficially owned approximately 22.7% of our outstanding common shares. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
Impact of Inflation. We believe that the general inflation rate over the past several years has not had a significant impact on our revenue or profitability, but we can give no assurance that this trend will continue in the future. However, sudden increases in specific costs, such as the increases in material costs, as well as price competition, can affect our ability to increase our selling prices and adversely impact our results of operations. Therefore, we can give no assurance that inflation or the impact of rising material costs will not have a significant impact on our revenue or results of operations in the future.
Impact of Accounting Standards. In September 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2018 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
Forward-Looking Statements
This Annual Report on Form 10-K includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Form 10-K that are not historical in nature are forward-looking. These may include statements about our plans, strategies and prospects under the headings "Business," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; and the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, economic conditions and consumer confidence, our operational and legal risks, how we may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.
All forward-looking statements are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed under Item 1A, "Risk Factors," and elsewhere in this Annual Report. We expressly disclaim any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise. For all of these reasons, you should not place any reliance on any such forward-looking statements included in this Annual Report.

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
CountryPlace is exposed to market risk related to the accessibility and terms of long-term financing of its loans. In the past, CountryPlace accessed the asset-backed securities market to provide term financing of its chattel and non-conforming mortgage originations. At present, independent asset-backed and mortgage-backed securitization markets are effectively closed to CountryPlace and other manufactured housing lenders. Accordingly, CountryPlace has not continued to securitize its loan originations as a means to obtain long-term funding.
We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 29, 2014, is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $5.8 million.
In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 29, 2014, CountryPlace had outstanding IRLCs with a notional amount of $8.4 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $0.5 million.
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
Management’s Report on Internal Controls Over Financial Reporting
The management of Cavco Industries, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on management’s evaluation under the criteria in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 29, 2014.
The effectiveness of the Company’s internal control over financial reporting as of March 29, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 29, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 29, 2014 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated June 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 11, 2014
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see "Election of Directors," and "General-Section 16(a) Beneficial Ownership Reporting Compliance" of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of this Report, which is incorporated in this Item 10 by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company’s executive compensation, see "Election of Directors," and "Compensation Discussion and Analysis" (other than the "Compensation Committee Report") of the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see "Stock Ownership" of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 29, 2014, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	443,900	$37.98	217,376
Equity compensation plans not approved by stockholders	—	—	—
Total	443,900	$37.98	217,376

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see "Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation" of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see "Audit Fees" and "Ratification of Appointment of Independent Auditor" of the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.1.2*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2*	Cavco 2005 Stock Incentive Plan
Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Corporation with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Corporation's Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)

10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.3*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.3*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.3.1*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.3.2*	Amendment to Employment Agreement, dated December 29, 2010, between Joseph H. Stegmayer and Cavco	Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010
10.4*	Amended and Restated Employment Agreement, dated June 30, 2011, between Joseph H. Stegmayer and Cavco	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 5, 2011
10.5*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.5.1*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2015	Periodic Report on Form 8-K filed on May 8, 2014
10.6*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.6.1*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2015	Periodic Report on Form 8-K filed on May 8, 2014
10.7*	President of Palm Harbor Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.8	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.9	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.10	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 23, 2009
10.11	Shareholders’ Agreement by and among FH Holding, Inc. (now known as Fleetwood Homes, Inc.) and its Shareholders dated August 17, 2009	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.1	First Amendment to Shareholders’ Agreement dated November 30, 2010	Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.2	Second Amendment to Shareholders’ Agreement dated June 17, 2011	Exhibit 10.10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.3	Third Amendment to Shareholders’ Agreement dated February 16, 2012	Exhibit 10.10.3 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.4	Fourth Amendment to Shareholders’ Agreement dated June 5, 2012	Exhibit 10.10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.12	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010	Exhibit 10.1 to the Periodic Report on Form 8-K filed on November 29, 2010
10.13	Security Agreement dated November 29, 2010	Exhibit 10.2 to the Periodic Report on Form 8-K filed on November 29, 2010
10.14	Asset Purchase Agreement dated November 29, 2010	Exhibit 10.3 to the Periodic Report on Form 8-K filed on November 29, 2010
10.15	Stock Purchase Agreement, dated June 14, 2013, by and among Third Avenue Trust, a Delaware Trust, the Whitman High Conviction Fund and Cavco Industries, Inc., a Delaware corporation	Exhibit 2.1 to the Periodic Report on Form 8-K filed on June 14, 2013
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

**
These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.

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

CAVCO INDUSTRIES, INC.

Date:	June 11, 2014	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	June 11, 2014
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	June 11, 2014
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	June 11, 2014

/s/ Steven G. Bunger	Director	June 11, 2014

/s/ David A. Greenblatt	Director	June 11, 2014

/s/ Jack Hanna	Director	June 11, 2014

CAVCO INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 29, 2014 and March 30, 2013	F-3
Consolidated Statements of Comprehensive Income for the Years Ended March 29, 2014, March 30, 2013 and March 31, 2012	F-4
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the Years Ended March 29, 2014, March 30, 2013 and March 31, 2012	F-5
Consolidated Statements of Cash Flows for the Years Ended March 29, 2014, March 30, 2013 and March 31, 2012	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 29, 2014 and March 30, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended March 29, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 29, 2014 and March 30, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cavco Industries Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 11, 2014

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 29, 2014	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$72,949	$47,823
Restricted cash, current	7,213	6,773
Accounts receivable, net	20,766	18,710
Short-term investments	8,289	6,929
Current portion of consumer loans receivable, net	19,893	20,188
Current portion of inventory finance notes receivable, net	2,941	3,983
Inventories	69,729	68,805
Assets held for sale	1,130	4,180
Prepaid expenses and other current assets	12,623	10,267
Deferred income taxes, current	12,313	6,724
Total current assets	227,846	194,382
Restricted cash	1,188	1,179
Investments	17,165	10,769
Consumer loans receivable, net	78,391	90,802
Inventory finance notes receivable, net	18,367	18,967
Property, plant and equipment, net	48,227	46,223
Goodwill and other intangibles, net	78,055	79,435
Deferred income taxes	—	2,742
Total assets	$469,239	$444,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,287	$14,118
Accrued liabilities	73,519	62,718
Current portion of securitized financings	10,187	10,169
Total current liabilities	98,993	87,005
Securitized financings	59,865	72,118
Deferred income taxes	19,948	16,492
Redeemable noncontrolling interest	—	91,994
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,844,824 and 6,967,954 shares, respectively	88	70
Additional paid-in capital	232,081	135,053
Retained earnings	57,828	41,590
Accumulated other comprehensive income	436	177
Total stockholders’ equity	290,433	176,890
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$469,239	$444,499
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net revenue	$533,339	$452,300	$443,066
Cost of sales	413,856	351,945	347,121
Gross profit	119,483	100,355	95,945
Selling, general and administrative expenses	87,938	79,313	79,800
Income from operations	31,545	21,042	16,145
Interest expense	(4,845)	(5,973)	(7,265)
Other income	1,105	1,579	1,338
Gain on bargain purchase	—	—	22,009
Income before income taxes	27,805	16,648	32,227
Income tax expense	(9,099)	(6,351)	(2,499)
Net income	18,706	10,297	29,728
Less: net income attributable to redeemable noncontrolling interest	2,468	5,334	14,491
Net income attributable to Cavco common stockholders	$16,238	$4,963	$15,237

Comprehensive income:
Net income	$18,706	$10,297	$29,728
Unrealized gain on available-for-sale securities, net of tax	82	238	116
Comprehensive income	18,788	10,535	29,844
Comprehensive income attributable to redeemable noncontrolling interest	2,392	5,453	14,549
Comprehensive income attributable to Cavco common stockholders	$16,396	$5,082	$15,295

Net income per share attributable to Cavco common stockholders:
Basic	$1.97	$0.71	$2.22
Diluted	$1.94	$0.71	$2.19
Weighted average shares outstanding:
Basic	8,262,688	6,956,706	6,877,437
Diluted	8,379,024	7,027,204	6,949,077

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders’ Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2011	6,817,606	$68	$129,211	$21,390	$—	$150,669	$35,819
Net income	—	—	—	15,237	—	15,237	14,491
Unrealized gain on available-for-sale securities	—	—	—	—	58	58	58
Stock option exercises and associated tax benefits	73,190	1	1,462	—	—	1,463	—
Stock-based compensation	—	—	916	—	—	916	—
Capital contribution through conversion of notes payable	—	—	—	—	—	—	36,173
Balance, March 31, 2012	6,890,796	69	131,589	36,627	58	168,343	86,541
Net income	—	—	—	4,963	—	4,963	5,334
Unrealized gain on available-for-sale securities	—	—	—	—	119	119	119
Stock option exercises and associated tax benefits	77,158	1	2,198	—	—	2,199	—
Stock-based compensation	—	—	1,266	—	—	1,266	—
Balance, March 30, 2013	6,967,954	70	135,053	41,590	177	176,890	91,994
Net income	—	—	—	16,238	—	16,238	2,468
Unrealized gain on available-for-sale securities	—	—	—	—	158	158	(76)
Stock option exercises and associated tax benefits	9,500	—	408	—	—	408	—
Stock-based compensation	—	—	2,353	—	—	2,353	—
Acquisition of noncontrolling interest	1,867,370	18	94,267	—	101	94,386	(94,386)
Balance, March 29, 2014	8,844,824	$88	$232,081	$57,828	$436	$290,433	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income	$18,706	$10,297	$29,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,000	4,010	5,556
Provision for credit losses	61	453	98
Deferred income taxes	563	2,131	(2,488)
Stock-based compensation expense	2,353	1,266	916
Non-cash interest income, net	(676)	(636)	(1,594)
Incremental tax benefits from option exercises	(51)	—	—
Loss (gain) on sale of property, plant and equipment including assets held for sale	70	(7)	(117)
Impairment of property, plant and equipment including assets held for sale	560	—	—
Gain on bargain purchase	—	—	(22,009)
Gain on sale of loans and investments	(5,544)	(8,238)	(5,878)
Changes in operating assets and liabilities:
Restricted cash	(449)	(1,168)	(424)
Accounts receivable	(2,148)	(3,878)	(5,217)
Consumer loans receivable originated	(94,280)	(111,414)	(78,212)
Principal payments on consumer loans receivable	15,319	12,288	12,511
Proceeds from sales of consumer loans	98,049	116,310	81,240
Inventories	(924)	(6,559)	1,019
Prepaid expenses and other current assets	(2,913)	(2,419)	(2,971)
Inventory finance notes receivable	1,866	1,866	(6,968)
Accounts payable and accrued liabilities	12,195	6,418	11,240
Net cash provided by operating activities	46,757	20,720	16,430
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,265)	(755)	(2,427)
Proceeds from sale of property, plant and equipment including assets held for sale	61	1,796	5,312
Purchase of Palm Harbor assets and certain liabilities, net of cash acquired	—	—	(67,639)
Purchases of investments	(17,121)	(8,243)	(3,484)
Proceeds from sale of investments	9,661	5,062	6,101
Investment in debtor-in-possession note receivable	—	—	(6,238)
Proceeds from payoff of debtor-in-possession note receivable	—	—	45,301
Net cash used in investing activities	(9,664)	(2,140)	(23,074)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	357	2,199	1,463
Net (repayment) proceeds of construction lending line	—	(4,550)	576
Payments on Virgo debt	—	—	(19,456)
Payments on securitized financings	(12,375)	(9,500)	(11,358)
Incremental tax benefits from option exercises	51	—	—
Net cash used in financing activities	(11,967)	(11,851)	(28,775)
Net increase (decrease) in cash and cash equivalents	25,126	6,729	(35,419)
Cash and cash equivalents at beginning of year	47,823	41,094	76,513
Cash and cash equivalents at end of year	$72,949	$47,823	$41,094
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,803	$6,991	$3,751
Cash paid during the year for interest	$4,709	$5,527	$6,873
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to acquire noncontrolling interest	$94,386	$—	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of March 29, 2014, through the date of the filing of this report with the Securities and Exchange Commission ("SEC").
The Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"), formed a jointly-owned corporation, Fleetwood Homes, Inc. ("Fleetwood") and purchased certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. on August 17, 2009 (the "Fleetwood Acquisition Date"). Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Note 20 to the Consolidated Financial Statements.
Fleetwood, through its wholly-owned subsidiary, Palm Harbor Homes, Inc., a Delaware corporation ("Palm Harbor"), acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation, and certain of its subsidiaries including CountryPlace Acceptance Corp. ("CountryPlace") on April 23, 2011 (the "Palm Harbor Acquisition Date"). Subsequently, the stock of Standard Casualty Co. ("Standard Casualty") was acquired on June 10, 2011 after regulatory approval was received from the Texas Department of Insurance.
Since the Fleetwood Acquisition Date, financial information for Fleetwood has been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). Management determined that, under U.S. generally accepted accounting principles ("GAAP"), although Fleetwood was previously only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest,"as determined by GAAP, and was designated as such in the Consolidated Financial Statements (see Note 19).
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement, which was filed with the SEC on June 14, 2013 as an exhibit to the Company's Periodic Report on Form 8-K (see Note 20). The transaction was accounted for as an equity transaction and eliminated the need for noncontrolling interest accounting. As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty.
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of retailers located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company’s homes to retail customers. Our mortgage subsidiary, CountryPlace, is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Government National Mortgage Association ("GNMA" or "Ginnie Mae") seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
Fiscal Year. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company’s current fiscal year ended on March 29, 2014.

Accounting Estimates. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, inventory finance notes receivable, accounts payable, certain accrued liabilities and securitized financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of investments classified as held for sale is at fair value as the investments are marked to market (see Note 3). The carrying amount of the Company’s inventory finance notes receivable approximate fair value based on current market rates and the revolving nature of the investments. The fair value of consumer loans receivable and securitized financings are both estimated to be greater than carrying value (see Note 17).
Factory-Built Housing Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floor plan financed by the independent retailer through standard industry arrangements, which include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 14). The recognition of revenue from homes sold under inventory finance programs involving funds provided by the Company is deferred until such time that payment for the related inventory finance note receivable is received by the Company (see Note 6). Retail sales by Company-owned retail locations are recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is reasonably assured.
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing revenue during any fiscal year within the three-year period ended March 29, 2014.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
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
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized as net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized as net revenue when earned.
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company’s cash equivalents are comprised of U.S. Treasury money market funds and money market funds.

Restricted Cash. Restricted cash primarily represents cash related to CountryPlace customer payments to be remitted to third parties, cash held in trust for workers' compensation insurance and deposits received from retail customers required to be held in trust accounts. The Company cannot access restricted cash for general operating purposes (see Note 2).
Accounts Receivable. The Company extends competitive credit terms on a retailer-by-retailer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers' inability to pay. As of March 29, 2014, allowance for doubtful accounts was $151,000, attributable to factory-built housing operations, compared to $229,000 at March 30, 2013.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments include marketable debt and equity securities, a majority of which are held as available-for-sale, and non-marketable equity investments. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of income tax if applicable. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 3).
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
Prior to being acquired by the Company, on July 12, 2005 and March 22, 2007, CountryPlace completed two securitizations of factory-built housing loan receivables. These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with FASB ASC 310, Receivables – Nonrefundable Fees and Other. The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under FASB ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace’s financial statements. The Company acquired these balances during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Since the Palm Harbor Acquisition Date, the acquired consumer loans receivable and securitized financings are accounted for in a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").

Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our inventory finance notes receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $139,000 and $350,000 at March 29, 2014 and March 30, 2013, respectively (see Note 6).
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
Inventory Finance Receivable. The Company’s inventory finance notes receivable balance consists of amounts loaned by the Company under inventory financing programs for the benefit of our independent retailers’ home product inventory needs. Under the terms of these programs, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products wherein the Company provides all of the inventory finance funds. Interest income on inventory finance notes receivable is recognized as interest income in Other Income in the Consolidated Statements of Comprehensive Income on an accrual basis.
Inventories. Raw material inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of cost or market, using the specific identification method.
Assets Held for Sale. As of March 29, 2014, the Company has $1.1 million in assets held for sale, consisting of land, buildings and improvements within the factory-built housing segment. The Company continues to actively market these properties. The carrying value of properties that are held for sale is separately presented in the "Assets Held for Sale" caption in the Consolidated Balance Sheets.

During the year ended March 29, 2014, a net balance of $2.8 million of land was reclassified from assets held for sale to property, plant and equipment. These transfers were from renewed expectations of the timing of the sale of the properties and had no impact on the results of operations. During the year ended March 30, 2013, the Company sold the idle Siler City, North Carolina production facility for $338,000, and the idle Tempe, Arizona factory for $1.5 million, resulting in an aggregate net gain of $28,000.
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
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized $269,000 of impairment losses on property, plant and equipment and $291,000 on assets held for sale in fiscal year 2014 and none in fiscal years 2013 or 2012.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other ("ASC 350"). As such, the Company tests goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. As of March 29, 2014, all of the Company's goodwill is attributable to its manufacturing reporting unit. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
The Company performed its annual goodwill impairment analysis as of March 29, 2014. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company has opted to first assess qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal years 2014 or 2013.
Warranties. The Company provides retail home buyers, builders or developers with a one-year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.

Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of repurchased homes. The Company applies FASB ASC 460, Guarantees ("ASC 460") and FASB ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20, based on historical information available, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense ("loss") on reported and unreported claims of insured losses. Standard Casualty’s reserving process takes into account known facts and interpretations of circumstances and factors, including Standard’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, Standard Casualty may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $986,000 as of March 29, 2014, of which $388,000 related to incurred but not reported ("IBNR") losses.
Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health and property coverage. Beginning October 1, 2012, the Company is self-insured for workers’ compensation liability. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated IBNR claims. For product liability and workers' compensation liability in particular, the Company has purchased stop-loss insurance, which will reimburse the Company for claims exceeding $250,000 per occurrence. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Redeemable Noncontrolling Interest. As discussed above, since the Fleetwood Acquisition Date, financial information for Fleetwood operations has been included in the Consolidated Financial Statements and the related Notes, in accordance with ASC 810. Management has determined that, under GAAP, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco's management and board control of Fleetwood, wherein members of Cavco's management held all of the seats on the Board of Directors of Fleetwood. In addition, as part of the management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue's financial interest in Fleetwood was considered a "redeemable noncontrolling interest," as determined by GAAP, and was designated as such in the Consolidated Financial Statements (See Note 19).
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood. The transaction eliminated the need for noncontrolling interest accounting. As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty.

Advertising. Advertising costs are expensed as incurred and were $1.5 million for fiscal year 2014 and $1.6 million in each of fiscal years 2013 and 2012.
Freight. Substantially all freight costs are recovered from the Company’s retailers. Freight charges of $17.6 million, $14.6 million and $13.8 million were recognized in net revenue and cost of sales for fiscal years 2014, 2013 and 2012, respectively.
Income Taxes. The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes ("ASC 740"), and provides for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.
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
Other Income. Other income totaled $1.1 million, $1.6 million and $1.3 million for fiscal years 2014, 2013 and 2012, respectively. Other income primarily consists of interest related to inventory finance receivable balances, interest income earned on cash balances and fixed asset impairment charges.
Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments (see Note 3). Unrealized gains and losses are presented net of tax. Unrealized gain on available-for-sale investments during fiscal year 2014 was $126,000 before tax, with an associated tax amount of $44,000, resulting in a net unrealized gain of $82,000. Unrealized gain on available-for-sale investments during fiscal year 2013 was $362,000, offset by tax effect of $124,000, for a net unrealized gain of $238,000. Unrealized gain on available-for-sale investments during fiscal year 2012 was $176,000 before tax, with an associated tax amount of $60,000, resulting in a net unrealized gain of $116,000.
Net Income Per Share Attributable to Cavco Common Stockholders. Basic earnings per common share attributable to Cavco common stockholders is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share attributable to Cavco common stockholders is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method (see Note 16).

Recent Accounting Pronouncements. In September 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2018 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	March 29, 2014	March 30, 2013
Cash related to CountryPlace customer payments to be remitted to third parties	$5,371	$4,870
Cash related to CountryPlace customers payments on securitized loans to be remitted to bondholders	1,840	1,768
Cash related to workers’ compensation insurance held in trust	726	725
Cash related to retail home buyer deposits held in trust	10	135
Other restricted cash	454	454
	$8,401	$7,952
3. Investments
Investments consist of the following (in thousands):

	March 29, 2014	March 30, 2013
Available-for-sale investment securities	$19,802	$17,698
Non-marketable equity investments	5,652	—
	$25,454	$17,698
Non-marketable equity investments consist primarily of equity-method investments in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities.

The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,318	$1	$(46)	$2,273
Residential mortgage-backed securities	3,754	13	(149)	3,618
State and political subdivision debt securities	5,923	155	(13)	6,065
Corporate debt securities	1,550	24	—	1,574
Marketable equity securities	4,537	758	(73)	5,222
Certificates of deposit	1,050	—	—	1,050
	$19,132	$951	$(281)	$19,802

	March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,682	$11	$(6)	$2,687
Residential mortgage-backed securities	5,226	21	(108)	5,139
State and political subdivision debt securities	1,681	32	—	1,713
Corporate debt securities	2,788	48	—	2,836
Marketable equity securities	4,782	609	(68)	5,323
	$17,159	$721	$(182)	$17,698

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 29, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,562	$(40)	$344	$(6)	$1,906	$(46)
Residential mortgage-backed securities	2,553	(149)	—	—	2,553	(149)
State and political subdivision debt securities	507	(13)	—	—	507	(13)
Marketable equity securities	1,101	(73)	—	—	1,101	(73)
	$5,723	$(275)	$344	$(6)	$6,067	$(281)

	March 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,084	$(6)	$—	$—	$1,084	$(6)
Residential mortgage-backed securities	1,460	(108)	—	—	1,460	(108)
Marketable equity securities	413	(13)	304	(55)	717	(68)
	$2,957	$(127)	$304	$(55)	$3,261	$(182)
Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at March 29, 2014.
As of March 29, 2014, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($4.7 million of the total fair value and $64,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($478,000 of the total fair value and $9,000 of the total unrealized losses).
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

	March 29, 2014		March 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$2,006	$2,017	$1,600	$1,607
Due after one year through five years	2,908	2,949	4,786	4,880
Due after five years through ten years	924	872	924	893
Due after ten years	7,707	7,692	5,067	4,995
	$13,545	$13,530	$12,377	$12,375
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for fiscal years 2014 and 2013 were approximately $885,000 and $216,000, respectively. Gross losses realized were approximately $320,000 and $66,000 for fiscal years 2014 and 2013, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	March 29, 2014	March 30, 2013
Raw materials	$22,571	$20,993
Work in process	6,835	8,079
Finished goods and other	40,323	39,733
	$69,729	$68,805
5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal year 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to ASC 310-30. Consumer loans receivable held for sale and construction advances are carried at the lower of cost or market value. The following table summarizes consumer loans receivable (in thousands):

	March 29, 2014	March 30, 2013
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$87,596	$99,854
Loans held for investment (originated after Palm Harbor Acquisition Date)	1,885	606
Loans held for sale	6,741	7,410
Construction advances	2,403	3,597
Consumer loans receivable	98,625	111,467
Deferred financing fees and other, net	(341)	(477)
Consumer loans receivable, net	$98,284	$110,990

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

	March 29, 2014	March 30, 2013
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$223,388	$263,038
Purchase Discount
Accretable	(77,737)	(91,291)
Non-accretable	(57,672)	(71,451)
Less consumer loans receivable reclassified as other assets	(383)	(442)
Total acquired consumer loans receivable held for investment, net	$87,596	$99,854
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
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Year Ended
	March 29, 2014	March 30, 2013
Balance at the beginning of the period	$91,291	$106,949
Additions	—	—
Accretion	(11,973)	(13,554)
Reclassifications (to) from nonaccretable discount	(1,581)	(2,104)
Balance at the end of the period	$77,737	$91,291
CountryPlace’s consumer loans receivable consists of fixed-rate, fixed-term and fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs"), and those that are non-conforming. In most instances, CountryPlace’s loans are secured by a first-lien position and are provided for the consumer purchase of a home. In rare instances, CountryPlace may provide other types of loans in second-lien or unsecured positions. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages and other loans.

In measuring credit quality within each segment and class, CountryPlace uses commercially available credit scores (such as FICO®). At the time of each loan’s origination, CountryPlace obtains credit scores from each of the three primary credit bureaus, if available. To evaluate credit quality of individual loans, CountryPlace uses the mid-point of the available credit scores or, if only two scores are available, the Company uses the lower of the two. CountryPlace does not update credit bureau scores after the time of origination.
The following table disaggregates CountryPlace’s gross consumer loans receivable as of March 29, 2014, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,120	$655	$758	$—	$—	$2,533
620-719	16,907	11,303	976	—	123	29,309
720+	18,843	12,739	608	—	58	32,248
Subtotal	36,870	24,697	2,342	—	181	64,090
Conforming mortgages
0-619	—	—	271	89	209	569
620-719	—	—	2,052	1,429	4,351	7,832
720+	—	—	354	885	2,000	3,239
Subtotal	—	—	2,677	2,403	6,560	11,640
Non-conforming mortgages
0-619	93	806	1,967	—	—	2,866
620-719	1,562	6,299	4,471	—	—	12,332
720+	1,908	4,355	1,418	—	—	7,681
Subtotal	3,563	11,460	7,856	—	—	22,879
Other loans
Subtotal	—	—	16	—	—	16
	$40,433	$36,157	$12,891	$2,403	$6,741	$98,625
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-two percent of the outstanding principal balance of CountryPlace’s consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10%, as of March 29, 2014.
6. Inventory Finance Notes Receivable and Allowance for Loan Loss
The Company’s inventory finance notes receivable balance consists of two classes: (i) amounts loaned by the Company under participation inventory financing program and (ii) direct inventory financing arrangements for the home product inventory needs of our independent distribution base.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases of our products. The participation inventory finance receivables are unsecured general obligations of the independent floor plan lenders.

Under the terms of the direct inventory finance arrangements, the Company provides funds for the independent retailers’ financed inventory. The notes are secured by the inventory collateral and other security depending on the borrower/retailer’s circumstances. The other terms of direct inventory finance arrangements vary depending on the needs of the borrower and the opportunity for the Company, but generally follow the same tenets as the participation programs.
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	March 29, 2014	March 30, 2013
Direct inventory finance notes receivable	$19,879	$18,955
Participation inventory finance notes receivable	1,568	4,345
Allowance for loan loss	(139)	(350)
	$21,308	$22,950
The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either March 29, 2014 or March 30, 2013.
With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $139,000 and $350,000 at March 29, 2014 and March 30, 2013, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	March 29, 2014	March 30, 2013
Balance at beginning of period	$350	$215
Provision for inventory finance credit losses	(224)	135
Loans charged off, net of recoveries	13	—
Balance at end of period	$139	$350

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Inventory finance notes receivable:
Collectively evaluated for impairment	$12,202	$12,708	$—	$—
Individually evaluated for impairment	7,677	6,247	1,568	4,345
	$19,879	$18,955	$1,568	$4,345
Allowance for loan loss:
Collectively evaluated for impairment	$(126)	$(130)	$—	$—
Individually evaluated for impairment	(13)	(220)	—	—
	$(139)	$(350)	$—	$—
Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At March 29, 2014, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company’s inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Risk profile based on payment activity:
Performing	$19,477	$18,446	$1,568	$4,345
Watch list	—	—	—	—
Nonperforming	402	509	—	—
	$19,879	$18,955	$1,568	$4,345
The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	March 29, 2014	March 30, 2013
Florida	24.4%	20.9%
Colorado	22.0%	5.1%
Texas	14.9%	12.6%
Arizona	10.3%	10.5%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of March 29, 2014 or March 30, 2013, respectively.

7. Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: (i) buildings and improvements, 10 to 39 years and (ii) machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. Property, plant and equipment consist of the following (in thousands):

	March 29, 2014	March 30, 2013
Property, plant and equipment, at cost:
Land	$22,098	$19,129
Buildings and improvements	25,909	25,474
Machinery and equipment	15,908	15,423
	63,915	60,026
Accumulated depreciation	(15,688)	(13,803)
Property, plant and equipment, net	$48,227	$46,223
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are tested for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During fiscal years 2014, 2013 and 2012, no impairments were recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years and insurance policies and renewal rights over 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	March 29, 2014			March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(3,767)	2,433	6,200	(2,506)	3,694
Technology	900	(275)	625	900	(181)	719
Insurance policies and renewal rights	374	(73)	301	374	(48)	326
Total goodwill and other intangible assets	$82,170	$(4,115)	$78,055	$82,170	$(2,735)	$79,435

Amortization expense recognized on intangible assets during fiscal years 2014, 2013 and 2012 was $1.4 million, $1.5 million and $3.2 million respectively.
Expected amortization for future fiscal years is as follows (in thousands):

Fiscal Year
2015	$1,379
2016	348
2017	254
2018	254
2019	241
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 29, 2014	March 30, 2013
Salaries, wages and benefits	$15,780	$12,490
Unearned insurance premiums	11,326	8,781
Customer deposits	10,827	10,674
Estimated warranties	9,262	8,202
Accrued insurance	4,082	3,198
Deferred margin	4,074	4,838
Other	18,168	14,535
	$73,519	$62,718
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

	March 29, 2014	March 30, 2013	March 31, 2012
Balance at beginning of period	$8,202	$9,456	$9,371
Liability assumed with Palm Harbor transaction	—	—	1,932
Charged to costs and expenses	11,681	10,810	11,415
Payments and deductions	(10,621)	(12,064)	(13,262)
Balance at end of period	$9,262	$8,202	$9,456

11. Debt Obligations
Debt obligations consist of the following (in thousands):

	March 29, 2014	March 30, 2013
Securitized financing 2005-1	$33,291	$39,850
Securitized financing 2007-1	36,761	42,437
	$70,052	$82,287
The Company acquired CountryPlace's securitized financings during the first quarter of fiscal year 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.
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

	March 29, 2014	March 30, 2013
Securitized financings – contractual amount	$85,251	$102,203
Purchase Discount
Accretable	(15,199)	(19,916)
Non-accretable (1)	—	—
Total securitized financings, net	$70,052	$82,287
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	March 29, 2014	March 30, 2013
Balance at the beginning of the period	$19,916	$26,032
Additions	—	—
Accretion	(4,427)	(5,174)
Adjustment to cash flows	(290)	(942)
Balance at the end of the period	$15,199	$19,916

On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of March 29, 2014, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of March 29, 2014, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace’s securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 29, 2014, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2014, which may ameliorate the situation.
Scheduled maturities of the Company’s debt obligations consist of the following (in thousands):

Fiscal Year
2015	$10,188
2016	8,638
2017	7,501
2018	6,638
2019	24,782
12. Reinsurance
Standard Casualty is primarily a specialty writer of manufactured home physical damage insurance. Certain of Standard Casualty’s premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide Standard Casualty with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. Standard Casualty remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of Standard Casualty’s assumed reinsurance is with one entity.

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Year Ended		Year Ended
	March 29, 2014		March 30, 2013
	Written	Earned	Written	Earned
Direct premiums	$12,581	$10,667	$7,191	$4,637
Assumed premiums—nonaffiliate	17,012	15,190	13,598	12,074
Ceded premiums—nonaffiliate	(8,206)	(8,206)	(4,062)	(4,062)
Net premiums	$21,387	$17,651	$16,727	$12,649
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $225,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $75,000 per claim on typical policies. Amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $20.0 million in the aggregate.
13. Income Taxes
The provision for income taxes for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Current
Federal	$7,630	$3,955	$4,227
State	913	263	652
Total current	8,543	4,218	4,879
Deferred
Federal	586	1,416	(2,061)
State	(30)	717	(319)
Total deferred	556	2,133	(2,380)
Total income tax provision	$9,099	$6,351	$2,499
A reconciliation of income taxes computed by applying the expected federal statutory income tax rates of 35% for fiscal year 2014 and 34% for fiscal years 2013 and 2012 to income before income taxes to the total income tax provision reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Federal income tax at statutory rate	$9,732	$5,660	$10,957
State income taxes, net of federal benefit	849	597	736
Domestic production activities deduction	(783)	(123)	(113)
Change in deferred tax rate	(557)	966	—
Tax credits	(319)	(595)	(505)
Bargain purchase gain	—	—	(7,483)
Step-up in tax basis of assets acquired	—	—	(1,241)
Other	177	(154)	148
Total income tax provision	$9,099	$6,351	$2,499

Net current deferred tax assets and net long-term deferred tax liabilities were as follows (in thousands):

	March 29, 2014	March 30, 2013
Net current deferred tax assets (liabilities)
Net operating loss carryforwards	$3,653	$—
Warranty reserves	3,447	2,999
Salaries and wages	2,432	1,182
Inventory	1,164	1,381
Deferred revenue	951	720
Policy acquisition costs	(946)	(716)
Repurchase reserves	831	665
Insurance reserves	655	693
Other	126	(200)
	$12,313	$6,724
Net long-term deferred tax (liabilities) assets
Goodwill	$(24,597)	$(25,018)
Loan discount	9,509	10,736
Property, plant, equipment and depreciation	(5,454)	(5,141)
Other intangibles	(2,833)	(3,107)
Stock based compensation	2,094	1,263
Deferred margin	1,625	1,732
Bond discount	(1,036)	(1,046)
Net operating loss carryforwards	665	5,077
Buydown points	(662)	(717)
Reserves related to consumer loans sold	402	478
Tax credits	159	410
Salaries and wages	—	860
Other	180	723
	$(19,948)	$(13,750)
The effective income tax rate for the current year was positively impacted from the purchase of all noncontrolling interests in Fleetwood and the timing of certain tax credits and deductions. As Cavco’s taxable income has grown, we have realized additional benefit from tax deductions established to favor domestic manufacturing operations. We also received benefit from tax credits, including the Work Opportunity Tax Credit and the New Energy Efficient Home Credit, which expired on December 31, 2013, and if not renewed, we will no longer be able to utilize these tax credits in the future.
During fiscal year 2013, the Company recognized an additional income tax benefit of $966,000 resulting from changes in state income tax rates applied to the Company's deferred tax amounts and income projections reaching a higher federal income tax rate. During the fourth quarter of fiscal year 2012, the Company made an election pursuant to Section 338(h)(10) of the Internal Revenue Code relating to the acquisition of its insurance group, consisting of Standard Casualty Co., Standard Insurance Agency, Inc. and its subsidiary. This election allowed the Company to step up the tax basis of the insurance group’s assets to fair value, resulting in an offset to income tax expense of $1.2 million. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted, which allowed, among other things, for certain federal net operating losses to be carried back up to five years to offset taxable income in certain prior years, for which the Company received a tax refund of $4.0 million in January 2012.

The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2014, 2013 and 2012, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. At March 29, 2014, the Company has federal and state net operating loss carryforwards that total $20.3 million and $28.2 million, respectively, that begin to expire in 2031 and 2014, respectively. As a result, the Company recorded a $218,000 valuation allowance against the related deferred tax asset.
The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740 which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 29, 2014, the Company evaluated forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. At March 29, 2014, the Company’s deferred tax assets do not include $4.1 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforwards. Additional paid-in-capital will be increased by $4.1 million if and when such excess tax benefits are realized.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In July 2010, the Company received a notice of examination from the Internal Revenue Service ("IRS") for the Company’s federal income tax return for the fiscal year ended March 31, 2009. In July 2011, the IRS completed its examination resulting in an insignificant payment of additional taxes. The Company is no longer subject to examination by the IRS for years before fiscal year 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months.
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The Company applies ASC 460 and ASC 450-20 to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews the retailers' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate: (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.

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

Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in retailers' financial conditions, the Company evaluates the probability of default for retailers who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews retailer inventory for expected repurchase notifications based on various communications from the lenders and retailers. The Company's repurchase commitments for the retailers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to revenue.
The maximum amount for which the Company was liable under such agreements approximated $25.5 million and $17.7 million at March 29, 2014 and March 30, 2013, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.8 million and $1.4 million at March 29, 2014 and March 30, 2013, respectively. The Company made no payments under repurchase commitments during fiscal years 2014 or 2013. Activity in the liability for estimated repurchase contingencies was as follows for fiscal years 2014, 2013 and 2012 (in thousands):

	Fiscal Year
	2014	2013	2012
Balance at beginning of period	$1,352	$819	$597
Charged to costs and expenses	493	533	332
Payments and deductions	—	—	(110)
Balance at end of period	$1,845	$1,352	$819
Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $4.4 million, $4.3 million and $4.2 million for the fiscal years ended March 29, 2014, March 30, 2013 and March 31, 2012, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 29, 2014, are as follows (in thousands):

2015	$2,386
2016	1,330
2017	454
2018	76
2019 and thereafter	5
$4,251
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $7.0 million to provide assurance that Standard will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company’s investments. CountryPlace maintains an irrevocable letter of credit of $100,000 related to state licensing requirements. There have been no draws on any of the aforementioned letters of credit.

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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 29, 2014	March 30, 2013
Construction loan contract amount	$5,623	$8,609
Cumulative advances	(2,403)	(3,597)
Remaining construction contingent commitment	$3,220	$5,012
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $926,000 and $1.2 million as of March 29, 2014 and March 30, 2013, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the year ended March 29, 2014, no claim requests were received and no indemnification agreements were executed.
Interest Rate Lock Commitments. In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired off with another loan which may mitigate losses from fallout.

As of March 29, 2014 CountryPlace had outstanding IRLCs with a notional amount of $8.4 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During fiscal years 2014 and 2013, CountryPlace recognized a loss of $42,000 and a gain of $17,000, respectively, on the outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities ("MBS") and whole loan sale commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLC expected to close in particular timeframes, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the years ended March 29, 2014 and March 30, 2013, CountryPlace recognized a combined gain of $28,000 and a combined loss of $10,000, respectively, on forward sales and whole loan sale commitments.
Legal Matters. The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, breach of fiduciary duty, wrongful termination, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.
15. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 217,376 shares were still available for grant at March 29, 2014. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). Stock option compensation expense, including restricted stock, decreased income before income taxes by approximately $2.4 million, $1.3 million and $916,000 for fiscal years 2014, 2013 and 2012, respectively. As of March 29, 2014, total unrecognized compensation cost related to stock options was approximately $1.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal years 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at April 1, 2011	401,500	$27.91
Granted	80,100	44.45
Exercised	(72,850)	20.08
Canceled or expired	(1,250)	24.18
Options outstanding at March 31, 2012	407,500	$32.62	3.91	$5,689
Granted	72,200	46.59
Exercised	(77,000)	28.55
Canceled or expired	(3,000)	45.00
Options outstanding at March 30, 2013	399,700	$35.83	4.18	$4,691
Granted	64,450	52.99
Exercised	(9,500)	37.66
Canceled or expired	(10,750)	48.28
Options outstanding at March 29, 2014	443,900	$37.98	3.67	$18,047

Exercisable at March 31, 2012	168,775	$31.57	2.37	$2,533
Exercisable at March 30, 2013	179,925	$34.15	3.58	$2,414
Exercisable at March 29, 2014	259,625	$34.56	3.03	$11,445
The weighted-average estimated fair value of employee stock options granted during fiscal years 2014, 2013 and 2012 were $21.44, $19.89 and $17.96, respectively. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $257,000, $1.2 million and $1.3 million, respectively.
The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the expected term of the awards, risk-free interest rate and expected dividends. The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year
	2014	2013	2012
Volatility	47.7%	51.5%	46.4%
Risk-free interest rate	1.2%	0.6%	1.6%
Dividend yield	—%	—%	—%
Expected option life in years	4.52	4.62	4.60

The Company estimates the expected term of options granted by using the simplified method as prescribed by SEC Staff Accounting Bulletin ("SAB") No. 107 and SAB 110. The Company uses the simplified method as the Company does not have sufficient historical share option exercise data due to the limited number of shares granted under the programs as well as changes in the Company's business and grantee population due to the acquisitions of Fleetwood and Palm Harbor, rendering existing historical experience less reliable in formulating expectations for current grants. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes stock-based compensation expense using the straight-line attribution method.
16. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2014, 2013 and 2012 (dollars in thousands, except per share amounts):

	Fiscal Year
	2014	2013	2012
Net income attributable to Cavco common stockholders	$16,238	$4,963	$15,237
Weighted average shares outstanding:
Basic	8,262,688	6,956,706	6,877,437
Common stock equivalents—treasury stock method	116,336	70,498	71,640
Diluted	8,379,024	7,027,204	6,949,077
Net income per share attributable to Cavco common stockholders:
Basic	$1.97	$0.71	$2.22
Diluted	$1.94	$0.71	$2.19
There were no anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended March 29, 2014 and 5,951 and 2,568 for the years ended March 30, 2013 and March 31, 2012, respectively.

17. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	March 29, 2014		March 30, 2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale investment securities (1)	$19,802	$19,802	$17,698	$17,698
Non-marketable equity investments (2)	5,652	5,652	—	—
Consumer loans receivable (3)	98,284	131,384	110,990	115,044
Interest rate lock commitment derivatives (4)	(14)	(14)	28	28
Forward loan sale commitment derivatives (4)	24	24	(3)	(3)
Inventory finance receivable (5)	21,308	21,308	22,950	22,950
Securitized financings (6)	70,052	74,574	82,287	90,895
Mortgage servicing rights (7)	350	350	335	335

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the instruments.

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
In accordance with FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	March 29, 2014
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,273	$—	$2,273	$—
Mortgage-backed securities (1)	3,618	—	3,618	—
Securities issued by states and political subdivisions (1)	6,065	—	6,065	—
Corporate debt securities (1)	1,574	—	1,574	—
Marketable equity securities (1)	5,222	5,222	—	—
Interest rate lock commitment derivatives (2)	(14)	—	—	(14)
Forward loan sale commitment derivatives (2)	24	—	—	24
Mortgage servicing rights (3)	350	—	—	350

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the year ended March 29, 2014. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	March 29, 2014
	Total	Level 1	Level 2	Level 3
Loans held for investment	$121,876	$—	$—	$121,876
Loans held for sale	7,105	—	7,105	—
Loans held—construction advances	2,403	—	—	2,403
Inventory finance receivable	21,308	—	—	21,308
Securitized financings	74,574	—	74,574	—
Non-marketable equity investments	5,652	—	—	5,652

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of March 29, 2014.
FASB ASC 825, Financial Instruments ("ASC 825"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company’s fair values should not be compared to those of other companies.
Under ASC 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying market value of the Company.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded an impairment charge of $560,000 on assets held for sale or used in operations during the fiscal year ended March 29, 2014 and did not record an impairment charge for the fiscal year ended March 30, 2013.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow accounts, performing loss mitigation activities on behalf of investors and otherwise administering the loan servicing portfolio. MSRs are initially recorded at fair value. Changes in fair value subsequent to the initial capitalization are recorded in the Company's results of operations. The Company recognizes MSRs on all loans sold to investors that meet the requirements for sale accounting and for which servicing rights are retained.
The Company applies fair value accounting to MSRs, with all changes in fair value recorded to net revenue in accordance with FASB ASC 860-50, Servicing Assets and Liabilities. The fair value of MSRs is based on the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicer advances that the Company believes are consistent with the assumptions major market participants use in valuing MSRs. The expected cash flows are primarily impacted by prepayment estimates, delinquencies and market discounts. Generally, the value of MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

	March 29, 2014	March 30, 2013
Number of loans serviced with MSRs	2,743	2,106
Weighted average servicing fee (basis points)	30.54	34.59
Capitalized servicing multiple	35.77%	38.82%
Capitalized servicing rate (basis points)	10.93	13.43
Serviced portfolio with MSRs (in thousands)	$320,462	$249,378
Mortgage servicing rights (in thousands)	$350	$335
18. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $200,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $6.1 million, $6.0 million and $5.5 million for fiscal years 2014, 2013 and 2012, respectively.
The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2013, the Company match was 50% of the first 5% of eligible compensation contributed by employees. Employees are immediately eligible to participate and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $561,000, $321,000 and $188,000 for fiscal years 2014, 2013 and 2012, respectively.
19. Redeemable Noncontrolling Interest
During fiscal year 2010, the Company and an investment partner, Third Avenue Value Fund, formed Fleetwood, with an initial contribution of $35.0 million each for equal 50 percent ownership interests. On July 21, 2009, Fleetwood entered into an asset purchase agreement with Fleetwood Enterprises, Inc. and certain of its subsidiaries to purchase certain assets and liabilities of its manufactured housing business.
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
Since the Fleetwood Acquisition Date, financial information for Fleetwood was included in the Company’s Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810. Management determined that, under GAAP, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest,"as determined by GAAP, and was designated as such in the Consolidated Financial Statements.
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood, Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty (the "Fleetwood Businesses"). As consideration for the 50 percent interest that it did not already own, the Company issued 1,867,370 shares of Cavco common stock, derived by dividing the purchase price of $91.4 million by the 60-day volume-weighted average price per share, in accordance with the terms of the Stock Purchase Agreement.

Historically, 50 percent of the financial results of these businesses has been recorded as attributable to Cavco’s common stockholders in the Consolidated Financial Statements. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood Businesses and entitling Cavco to all of the associated earnings from that date forward. The acquisition was accounted for as an equity transaction under ASC 810; accordingly, no gain or loss was recorded in the purchase of the noncontrolling interest, which had a carrying value of $94.4 million as of the closing date. As of July 22, 2013, Fleetwood and its subsidiaries are wholly-owned by the Company and Third Avenue no longer has a noncontrolling interest in Fleetwood.
20. Related Party Transactions
As discussed in Note 19, on July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty from Third Avenue. The Company satisfied the purchase price with 1,867,370 newly issued shares of Company common stock (the "Cavco Shares"). Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850"). Subsequent to the transaction, Third Avenue beneficially owned approximately 22.8% of Cavco's outstanding common stock.
The Company issued the Cavco Shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. In accordance with the Stock Purchase Agreement, the Company filed a registration statement with the SEC seeking registration of the Cavco Shares. The SEC declared the registration statement effective on October 11, 2013. However, Third Avenue remains subject to certain restrictions on its ability to transfer its Cavco Shares, including, among other things, a one year prohibition on the transfer of the Cavco Shares, except for "Permitted Transfers" (defined in the Stock Purchase Agreement), which includes any single transfer or series of transfers equal to 15% or less of the Cavco Shares. During the Standstill Period (defined below) Cavco has a "right of first offer" to acquire any Cavco Shares that Third Avenue wishes to transfer to independent third parties.
From and after the closing and continuing until the termination of the Standstill Period, Third Avenue agreed that it would vote all Cavco Shares in accordance with the recommendations of the Company's Board of Directors with respect to any action, proposal or other matter to be voted on by the stockholders of Cavco. The "Standstill Period" ends on the earlier of (i) the fourth anniversary of the Closing Date (July 22, 2017) or (ii) the third anniversary of the Closing Date (July 22, 2016) if Third Avenue owns less than 12.5% of the outstanding Cavco common stock on the third anniversary date. Additionally, during the Standstill Period, Third Avenue has agreed not to do any of the following without the prior written consent of the Company: acquire beneficial ownership of common equity securities of the Company or any other securities of the Company entitled to vote generally in the election of directors of the Company; deposit any securities of the Company in a voting trust or similar arrangement or subject any voting securities of the Company to any voting agreement, pooling arrangement or similar arrangement, or grant any proxy with respect to any voting securities of the Company; enter, agree to enter, propose or offer to enter into or facilitate any merger, business combination, tender offer, recapitalization, restructuring, change in control transaction or other similar extraordinary transaction involving the Company or any of its subsidiaries; make, or in any way participate or engage in, any "solicitation" of "proxies" to vote, or advise or knowingly influence any person with respect to the voting of, any voting securities of the Company or any of its subsidiaries; call, or seek to call, a meeting of the shareholders of the Company or initiate any shareholder proposal for action by the shareholders of the Company; form, join or in any way participate in a Group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to any voting securities of the Company; otherwise act, alone or in concert with others, to seek to control or influence the Board or the management or policies of the Company; publicly disclose any intention, plan or arrangement prohibited by, or inconsistent with, the foregoing; advise or knowingly assist or encourage or enter into any discussions, negotiations, agreements or arrangements with any other person or Group (within the meaning of Section 13(d)(3) of the Exchange Act) in connection with the foregoing; or knowingly transfer more than 3% of the Cavco Shares to any one individual or entity.

As of March 29, 2014, Third Avenue Management LLC beneficially owned approximately 22.7% of our outstanding common shares. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net revenue:
Factory-built housing	$485,897	$408,094	$406,833
Financial services	47,442	44,206	36,233
	$533,339	$452,300	$443,066
Net revenue for financial services consists of:
Consumer finance	$19,617	$23,177	$22,194
Insurance	27,825	21,029	14,039
	$47,442	$44,206	$36,233
Income before income taxes:
Factory-built housing	$27,258	$14,335	$8,809
Financial services	11,582	10,305	8,340
General corporate charges	(11,035)	(7,992)	(6,931)
Gain on bargain purchase	—	—	22,009
	$27,805	$16,648	$32,227
Depreciation:
Factory-built housing	$2,497	$2,396	$2,199
Financial services	69	60	85
General corporate	54	74	34
	$2,620	$2,530	$2,318
Amortization:
Factory-built housing	$1,179	$1,178	$1,085
Financial services	201	302	2,153
	$1,380	$1,480	$3,238
Income tax expense:
Factory-built housing	$5,012	$2,495	$525
Financial services	4,087	3,856	1,974
	$9,099	$6,351	$2,499
Capital expenditures:
Factory-built housing	$2,079	$510	$2,381
Financial services	87	104	39
General corporate	99	141	7
	$2,265	$755	$2,427

	March 29, 2014	March 30, 2013
Total assets:
Factory-built housing	$254,409	$239,224
Financial services	163,611	174,369
Corporate	51,219	30,906
	$469,239	$444,499
22. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2014 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended March 29, 2014
Net revenue	$133,987	$129,826	$138,317	$131,209	$533,339
Gross profit	29,398	29,884	31,569	28,632	119,483
Net income	3,861	4,743	5,892	4,210	18,706
Net income attributable to Cavco common stockholders	1,826	4,310	5,892	4,210	16,238
Net income per share attributable to Cavco common stockholders:
Basic	$0.26	$0.51	$0.67	$0.48	$1.97
Diluted	$0.26	$0.50	$0.66	$0.47	$1.94
Fiscal year ended March 30, 2013
Net revenue	$118,781	$110,084	$114,603	$108,832	$452,300
Gross profit	24,055	25,707	26,575	24,018	100,355
Net income	1,618	2,681	3,021	2,977	10,297
Net income attributable to Cavco common stockholders	860	1,254	1,457	1,392	4,963
Net income per share attributable to Cavco common stockholders:
Basic	$0.12	$0.18	$0.21	$0.20	$0.71
Diluted	$0.12	$0.18	$0.21	$0.20	$0.71