Form 10-Q
period 2014-06-28
CAVCO INDUSTRIES INC
filed 2014-08-06
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
602-256-6263
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, 8,850,324 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 28, 2014

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 28, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,604	$72,949
Restricted cash, current	7,045	7,213
Accounts receivable, net	25,033	20,766
Short-term investments	8,997	8,289
Current portion of consumer loans receivable, net	20,782	19,893
Current portion of inventory finance notes receivable, net	2,760	2,941
Inventories	73,591	69,729
Assets held for sale	859	1,130
Prepaid expenses and other current assets	12,698	12,623
Deferred income taxes, current	9,403	12,313
Total current assets	234,772	227,846
Restricted cash	1,210	1,188
Investments	16,617	17,165
Consumer loans receivable, net	77,420	78,391
Inventory finance notes receivable, net	18,758	18,367
Property, plant and equipment, net	47,985	48,227
Goodwill and other intangibles, net	77,710	78,055
Total assets	$474,472	$469,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,670	$15,287
Accrued liabilities	72,992	73,519
Current portion of securitized financings and other	10,155	10,187
Total current liabilities	98,817	98,993
Securitized financings and other	58,775	59,865
Deferred income taxes	19,997	19,948

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,849,824 and 8,844,824 shares, respectively	88	88
Additional paid-in capital	232,604	232,081
Retained earnings	63,587	57,828
Accumulated other comprehensive income	604	436
Total stockholders' equity	296,883	290,433
Total liabilities and stockholders' equity	$474,472	$469,239
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Net revenue	$139,164	$133,987
Cost of sales	107,446	104,589
Gross profit	31,718	29,398
Selling, general and administrative expenses	22,208	22,480
Income from operations	9,510	6,918
Interest expense	(1,176)	(1,254)
Other income, net	608	375
Income before income taxes	8,942	6,039
Income tax expense	(3,183)	(2,178)
Net income	5,759	3,861
Less: net income attributable to redeemable noncontrolling interest	—	2,035
Net income attributable to Cavco common stockholders	$5,759	$1,826

Comprehensive income:
Net income	$5,759	$3,861
Unrealized gain (loss) on available-for-sale securities, net of tax	168	(142)
Comprehensive income	5,927	3,719
Comprehensive income attributable to redeemable noncontrolling interest	—	1,964
Comprehensive income attributable to Cavco common stockholders	$5,927	$1,755

Net income per share attributable to Cavco common stockholders:
Basic	$0.65	$0.26
Diluted	$0.64	$0.26
Weighted average shares outstanding:
Basic	8,848,157	6,968,173
Diluted	9,012,296	7,049,234

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES
Net income	$5,759	$3,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	984	961
Provision for credit losses	(1)	160
Deferred income taxes	2,869	44
Stock-based compensation expense	282	1,146
Non-cash interest income, net	(216)	(203)
Incremental tax benefits from option exercises	(50)	—
(Gain) loss on sale of property, plant and equipment including assets held for sale	(191)	5
Gain on sale of loans and investments	(1,349)	(1,738)
Changes in operating assets and liabilities:
Restricted cash	(119)	(401)
Accounts receivable	(4,268)	766
Consumer loans receivable originated	(24,080)	(31,481)
Principal payments on consumer loans receivable	3,322	4,327
Proceeds from sales of consumer loans	22,869	29,938
Inventories	(3,862)	3,310
Prepaid expenses and other current assets	390	1,393
Inventory finance notes receivable	(199)	(1,124)
Accounts payable and accrued liabilities	39	4,666
Net cash provided by operating activities	2,179	15,630
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(410)	(386)
Proceeds from sale of property, plant and equipment including assets held for sale	475	5
Purchases of investments	(3,253)	(2,420)
Proceeds from sale of investments	3,371	2,329
Net cash provided by (used in) investing activities	183	(472)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	191	50
Proceeds from other secured financings	797	—
Payments on securitized financings	(2,745)	(3,196)
Incremental tax benefits from option exercises	50	—
Net cash used in financing activities	(1,707)	(3,146)
Net increase in cash and cash equivalents	655	12,012
Cash and cash equivalents at beginning of the period	72,949	47,823
Cash and cash equivalents at end of the period	$73,604	$59,835
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,367	$1,038
Cash paid during the year for interest	$1,071	$1,245
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of Cavco Industries, Inc., and its subsidiaries (collectively, the "Company" or "Cavco"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 29, 2014 filed with the SEC on June 11, 2014 (the "Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company's current fiscal year will end on March 28, 2015.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing related consumer finance and insurance. The Company builds a wide variety of affordable modular homes, manufactured homes and park model seasonal homes in 15 factories located throughout the United States, primarily distributed through a network of independent and Company-owned retailers. The Company operates 46 Company-owned retail stores in the United States. The Company's mortgage subsidiary ("CountryPlace") is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. The Company's insurance subsidiary ("Standard Casualty") provides property and casualty insurance to owners of manufactured homes.
Redeemable Noncontrolling Interest. Historically, the Company's subsidiary, Fleetwood Homes, Inc. ("Fleetwood"), was jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"). Third Avenue's financial interest in Fleetwood was reported as a "redeemable noncontrolling interest" in the Consolidated Financial Statements. During the quarter ended September 28, 2013, Cavco purchased from Third Avenue all noncontrolling interests in Fleetwood, which owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty (the "Fleetwood Businesses"). The Company satisfied the purchase price with 1,867,370 shares of Company common stock issued to Third Avenue. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood Businesses and entitling Cavco to all of the associated earnings from that date forward.
As of June 28, 2014, based on the latest regulatory filing available, Third Avenue and its related funds owned approximately 22.7% of our outstanding common shares. Third Avenue and Third Avenue Management LLC are either directly or indirectly under common control. Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850").

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2018 and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's Consolidated Financial Statements upon adoption.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Form 10-K.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	June 28, 2014	March 29, 2014
Cash related to CountryPlace customer payments to be remitted to third parties	$5,470	$5,371
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,575	1,840
Cash related to workers' compensation insurance held in trust	726	726
Other restricted cash	484	464
	$8,255	$8,401

3. Investments
Investments consist of the following (in thousands):

	June 28, 2014	March 29, 2014
Available-for-sale investment securities	$20,141	$19,802
Non-marketable equity investments	5,473	5,652
	$25,614	$25,454
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,163	$1	$(21)	$2,143
Residential mortgage-backed securities	3,065	14	(75)	3,004
State and political subdivision debt securities	6,143	224	(11)	6,356
Corporate debt securities	2,866	17	(1)	2,882
Marketable equity securities	3,923	844	(61)	4,706
Certificates of deposit	1,050	—	—	1,050
	$19,210	$1,100	$(169)	$20,141

	March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,318	$1	$(46)	$2,273
Residential mortgage-backed securities	3,754	13	(149)	3,618
State and political subdivision debt securities	5,923	155	(13)	6,065
Corporate debt securities	1,550	24	—	1,574
Marketable equity securities	4,537	758	(73)	5,222
Certificates of deposit	1,050	—	—	1,050
	$19,132	$951	$(281)	$19,802

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 28, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$445	$(4)	$686	$(17)	$1,131	$(21)
Residential mortgage-backed securities	1,267	(64)	988	(11)	2,255	(75)
State and political subdivision debt securities	259	(5)	249	(6)	508	(11)
Corporate debt securities	1,028	(1)	—	—	1,028	(1)
Marketable equity securities	608	(61)	—	—	608	(61)
	$3,607	$(135)	$1,923	$(34)	$5,530	$(169)

	March 29, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,562	$(40)	$344	$(6)	$1,906	$(46)
Residential mortgage-backed securities	2,553	(149)	—	—	2,553	(149)
State and political subdivision debt securities	507	(13)	—	—	507	(13)
Marketable equity securities	1,101	(73)	—	—	1,101	(73)
	$5,723	$(275)	$344	$(6)	$6,067	$(281)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at June 28, 2014.
As of June 28, 2014, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($4.3 million of the total fair value and $53,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($393,000 of the total fair value and $8,000 of the total unrealized losses).
As of March 29, 2014, the Company's investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($4.7 million of the total fair value and $64,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($478,000 of the total fair value and $9,000 of the total unrealized losses).

The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 28, 2014		March 29, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$3,224	$3,241	$2,006	$2,017
Due after one year through five years	2,834	2,862	2,908	2,949
Due after five years through ten years	1,589	1,578	924	872
Due after ten years	6,590	6,704	7,707	7,692
	$14,237	$14,385	$13,545	$13,530
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three months ended June 28, 2014 and June 29, 2013 were approximately $303,000 and $68,000, respectively. Gross losses realized were approximately $68,000 and $36,000 for the three months ended June 28, 2014 and June 29, 2013, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	June 28, 2014	March 29, 2014
Raw materials	$23,037	$22,571
Work in process	8,043	6,835
Finished goods and other	42,511	40,323
	$73,591	$69,729
5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in a manner similar to Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Consumer loans receivable held for sale are carried at the lower of cost or market and construction advances are carried at the amount advanced less a valuation allowance. The following table summarizes consumer loans receivable (in thousands):

	June 28, 2014	March 29, 2014
Loans held for investment (acquired as part of the Palm Harbor transaction)	$85,341	$87,596
Loans held for investment (originated after the Palm Harbor transaction)	3,376	1,885
Loans held for sale	6,433	6,741
Construction advances	3,523	2,403
Consumer loans receivable	98,673	98,625
Deferred financing fees and other, net	(471)	(341)
Consumer loans receivable, net	$98,202	$98,284

As of the date of the Palm Harbor acquisition, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over all cash flows expected as of the date of the Palm Harbor transaction as an amount that cannot be accreted into interest income (the non-accretable difference). The cash flows expected to be collected in excess of the carrying value of the acquired loans are accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue.

	June 28, 2014	March 29, 2014
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$215,277	$223,388
Purchase discount
Accretable	(74,794)	(77,737)
Non-accretable	(55,058)	(57,672)
Less consumer loans receivable reclassified as other assets	(84)	(383)
Total acquired consumer loans receivable held for investment, net	$85,341	$87,596
Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected by CountryPlace. At the balance sheet date, the Company evaluates whether the present value of expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the date of the Palm Harbor transaction. The present value of any subsequent increase in the loan pool's actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool's remaining life.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Balance at the beginning of the period	$77,737	$91,291
Accretion	(2,895)	(3,116)
Reclassifications (to) from non-accretable discount	(48)	(1,708)
Balance at the end of the period	$74,794	$86,467
The Company's consumer loans receivable consists of fixed-rate, fixed-term and fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs"), and those that are non-conforming. In most instances, CountryPlace's loans are secured by a first-lien position and are provided for the consumer purchase of a home. In rare instances, CountryPlace may provide other types of loans in second-lien or unsecured positions. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages and other loans.

In measuring credit quality within each segment and class, CountryPlace uses commercially available credit scores (such as FICO®). At the time of each loan's origination, CountryPlace obtains credit scores from each of the three primary credit bureaus, if available. To evaluate credit quality of individual loans, CountryPlace uses the mid-point of the available credit scores or, if only two scores are available, the Company uses the lower of the two. CountryPlace does not update credit bureau scores after the time of origination.
The following table disaggregates gross consumer loans receivable as of June 28, 2014, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,099	$627	$848	$—	$—	$2,574
620-719	16,532	11,134	1,851	—	—	29,517
720+	18,341	12,059	1,195	—	—	31,595
Subtotal	35,972	23,820	3,894	—	—	63,686
Conforming mortgages
0-619	—	—	270	—	—	270
620-719	—	—	2,555	2,308	4,073	8,936
720+	—	—	10	1,215	2,360	3,585
Subtotal	—	—	2,835	3,523	6,433	12,791
Non-conforming mortgages
0-619	93	733	1,948	—	—	2,774
620-719	1,548	6,247	4,060	—	—	11,855
720+	1,891	4,251	1,409	—	—	7,551
Subtotal	3,532	11,231	7,417	—	—	22,180
Other loans
Subtotal	—	—	16	—	—	16
	$39,504	$35,051	$14,162	$3,523	$6,433	$98,673
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-two percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 28, 2014.
6. Inventory Finance Notes Receivable and Allowance for Loan Loss
The Company's inventory finance notes receivable balance consists of two classes: (i) amounts loaned by the Company under participation inventory financing programs; and (ii) direct inventory financing arrangements for the home product inventory needs of our independent distribution base.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases of our products. The participation inventory finance receivables are unsecured general obligations of the independent floor plan lenders.

Under the terms of the direct inventory finance arrangements, the Company provides funds for the independent retailers' financed inventory. The notes are secured by the inventory collateral and other security depending on the borrower/retailer's circumstances. The other terms of direct inventory finance arrangements vary depending on the needs of the borrower and the opportunity for the Company, but generally follow the same tenets as the participation programs.
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	June 28, 2014	March 29, 2014
Direct inventory finance notes receivable	$19,871	$19,879
Participation inventory finance notes receivable	1,775	1,568
Allowance for loan loss	(128)	(139)
	$21,518	$21,308
The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either June 28, 2014 or March 29, 2014.
With respect to the direct inventory finance notes receivable, the risk of loss is spread over numerous borrowers. Borrower inventory levels and activity are monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $128,000 and $139,000 at June 28, 2014 and March 29, 2014, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct inventory finance notes receivable (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of period	$139	$350
Provision for inventory finance credit losses	(11)	(97)
Loans charged off, net of recoveries	—	(43)
Balance at end of period	$128	$210

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June 28, 2014	March 29, 2014	June 28, 2014	March 29, 2014
Inventory finance notes receivable:
Collectively evaluated for impairment	$12,484	$12,202	$—	$—
Individually evaluated for impairment	7,387	7,677	1,775	1,568
	$19,871	$19,879	$1,775	$1,568
Allowance for loan loss:
Collectively evaluated for impairment	$(128)	$(126)	$—	$—
Individually evaluated for impairment	—	(13)	—	—
	$(128)	$(139)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At June 28, 2014, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	June 28, 2014	March 29, 2014	June 28, 2014	March 29, 2014
Risk profile based on payment activity:
Performing	$19,601	$19,477	$1,775	$1,568
Watch list	—	—	—	—
Nonperforming	270	402	—	—
	$19,871	$19,879	$1,775	$1,568
The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	June 28, 2014	March 29, 2014
Florida	24.9%	24.4%
Colorado	21.5%	22.0%
Texas	12.8%	14.9%
Arizona	10.7%	10.3%

The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of June 28, 2014 or March 29, 2014, respectively. As of June 28, 2014 and March 29, 2014, the Company also has concentrations of inventory finance notes receivable with one independent third-party and its affiliates that equal 48.6% and 33.4%, respectively, of the principal balance outstanding, all of which is secured.
7. Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: (i) buildings and improvements, 10 to 39 years, and (ii) machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. Property, plant and equipment consist of the following (in thousands):

	June 28, 2014	March 29, 2014
Property, plant and equipment, at cost:
Land	$22,220	$22,098
Buildings and improvements	25,932	25,909
Machinery and equipment	16,069	15,908
	64,221	63,915
Accumulated depreciation	(16,236)	(15,688)
Property, plant and equipment, net	$47,985	$48,227
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the three months ended June 28, 2014, and June 29, 2013, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	June 28, 2014			March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(4,082)	2,118	6,200	(3,767)	2,433
Technology	900	(299)	601	900	(275)	625
Insurance policies and renewal rights	374	(79)	295	374	(73)	301
Total goodwill and other intangible assets	$82,170	$(4,460)	$77,710	$82,170	$(4,115)	$78,055
Amortization expense recognized on intangible assets was $345,000 during each of the three months ended June 28, 2014 and June 29, 2013.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 28, 2014	March 29, 2014
Salaries, wages and benefits	$15,061	$15,780
Unearned insurance premiums	12,390	11,326
Customer deposits	9,612	10,827
Estimated warranties	9,388	9,262
Deferred margin	4,178	4,074
Accrued insurance	3,167	4,082
Liabilities related to consumer loans sold	2,969	3,435
Accrued volume rebates	2,936	2,540
Insurance loss reserves	2,519	986
Reserve for repurchase commitments	1,779	1,845
Accrued taxes	1,701	1,766
Other	7,292	7,596
	$72,992	$73,519

10. Warranties
Homes are generally warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to home warranties are provided at the date of sale. The Company has recorded a liability for estimated future warranty costs relating to homes sold based upon management's assessment of historical experience factors, an estimate of the amount of homes in the distribution channel and current industry trends. Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of period	$9,262	$8,202
Charged to costs and expenses	3,178	2,718
Payments and deductions	(3,052)	(2,411)
Balance at end of period	$9,388	$8,509
11. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	June 28, 2014	March 29, 2014
Acquired securitized financings
Securitized financing 2005-1	$31,849	$33,291
Securitized financing 2007-1	35,563	36,761
Other secured financings	1,518	—
Total securitized financings and other, net	$68,930	$70,052
The Company acquired CountryPlace's securitized financings during the first quarter of fiscal year 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.
The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for securitized consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the date of the Palm Harbor acquisition cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield). The following table summarizes acquired securitized financings (in thousands):

	June 28, 2014	March 29, 2014
Securitized financings – contractual amount	$81,680	$85,251
Purchase discount
Accretable	(14,268)	(15,199)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$67,412	$70,052
(1) There is no non-accretable purchase discount, as the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans.

Over the life of the loans, the Company continues to estimate cash flows expected to be paid on securitized financings. The Company evaluates at the balance sheet date whether the present value of its securitized financings, determined using the effective interest rate, has increased or decreased. The present value of any subsequent change in cash flows expected to be paid adjusts the amount of accretable yield recognized on a prospective basis over the securitized financing's remaining life.
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Balance at the beginning of the period	$15,199	$19,916
Accretion	(1,061)	(1,150)
Adjustment to cash flows	130	113
Balance at the end of the period	$14,268	$18,879
On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of June 28, 2014, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of June 28, 2014, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace's securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 28, 2014, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. An increase in the specified loss ratio level is scheduled to occur in October 2014, which may ameliorate the situation.

12. Reinsurance
Standard Casualty is primarily a specialty writer of manufactured home physical damage insurance. Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide Standard Casualty with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. Standard Casualty remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of Standard Casualty's assumed reinsurance is with one entity.
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	June 28, 2014		June 29, 2013
	Written	Earned	Written	Earned
Direct premiums	$3,576	$3,074	$2,908	$2,109
Assumed premiums—nonaffiliate	5,299	4,371	3,945	3,477
Ceded premiums—nonaffiliate	(2,309)	(2,309)	(1,621)	(1,621)
Net premiums	$6,566	$5,136	$5,232	$3,965
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard cedes $225,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $75,000 per claim on typical policies. Amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $20.0 million in the aggregate.
13. Income Taxes
The Company's deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes and differences in the acquired basis of certain assets, and its deferred tax liabilities primarily result from tax amortization of goodwill and other intangible assets. During the quarter ended June 28, 2014, the Company utilized certain deferred tax assets related to net operating losses generated in previous periods.
The Company complies with the provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The amount of unrecognized tax benefits recorded by the Company is insignificant and the impact on the effective tax rate if all unrecognized tax benefits were recognized would be insignificant. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the IRS for years before fiscal year 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.

14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $25.0 million at June 28, 2014, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460") and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.8 million at June 28, 2014 and March 29, 2014, related to the commitments pertaining to these agreements.
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $7.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of Standard Casualty's investments. CountryPlace maintains an irrevocable letter of credit of $100,000 related to state licensing requirements. There have been no draws on any of the aforementioned letters of credit.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 28, 2014	March 29, 2014
Construction loan contract amount	$9,108	$5,623
Cumulative advances	(3,523)	(2,403)
Remaining construction contingent commitment	$5,585	$3,220
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $963,000 and $926,000 as of June 28, 2014 and March 29, 2014, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.

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
As of June 28, 2014 CountryPlace had outstanding IRLCs with a notional amount of $9.9 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three months ended June 28, 2014 and June 29, 2013, CountryPlace recognized gains of $53,000 and losses of $237,000, respectively, on the outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities (MBS) and whole loan sale commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three months ended June 28, 2014 and June 29, 2013, CountryPlace recognized losses of $67,000 and gains of $261,000, respectively, on forward sales and whole loan sale commitments.
Legal Matters. The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

15. Stockholders' Equity
The following table represents changes in stockholders' equity for the three months ended June 28, 2014 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2014	8,844,824	$88	$232,081	$57,828	$436	$290,433
Stock option exercises	5,000	—	241	—	—	241
Share-based compensation	—	—	282	—	—	282
Net income	—	—	—	5,759	—	5,759
Other comprehensive income (1)	—	—	—	—	168	168
Balance, June 28, 2014	8,849,824	$88	$232,604	$63,587	$604	$296,883

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized gains before tax on available-for-sale investments were $259,000 for the three months ended June 28, 2014.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company's common stock, of which 213,376 shares were still available for grant at June 28, 2014. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended June 28, 2014 and June 29, 2013 was $282,000 and $1.1 million, respectively.
As of June 28, 2014, total unrecognized compensation cost related to stock options was approximately $773,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.
The following table summarizes the option activity within the Company's stock-based compensation plans for the three months ended June 28, 2014:

Number of Shares
Outstanding at March 29, 2014	443,900
Granted	4,000
Exercised	(5,000)
Canceled or expired	—
Outstanding at June 28, 2014	442,900
Exercisable at June 28, 2014	279,550

17. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	June 28, 2014	June 29, 2013
Net income attributable to Cavco common stockholders	$5,759	$1,826
Weighted average shares outstanding:
Basic	8,848,157	6,968,173
Common stock equivalents—treasury stock method	164,139	81,061
Diluted	9,012,296	7,049,234
Net income per share attributable to Cavco common stockholders:
Basic	$0.65	$0.26
Diluted	$0.64	$0.26
There were no anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 28, 2014, compared to 21,991 excluded for the three months ended June 29, 2013.
18. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	June 28, 2014		March 29, 2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available for sale securities (1)	$20,141	$20,141	$19,802	$19,802
Non-marketable equity investments (2)	5,473	5,473	5,652	5,652
Consumer loans receivable (3)	98,202	131,631	98,284	131,384
Interest rate lock commitment derivatives (4)	39	39	(14)	(14)
Forward loan sale commitment derivatives (4)	(43)	(43)	24	24
Inventory finance receivable (5)	21,518	21,518	21,308	21,308
Securitized financings (6)	67,412	71,740	70,052	74,574
Mortgage servicing rights (7)	380	380	350	350

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
In accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	June 28, 2014
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,143	$—	$2,143	$—
Mortgage-backed securities (1)	3,004	—	3,004	—
Securities issued by states and political subdivisions (1)	6,356	—	6,356	—
Corporate debt securities (1)	2,882	—	2,882	—
Marketable equity securities (1)	4,706	4,706	—	—
Interest rate lock commitment derivatives (2)	39	—	—	39
Forward loan sale commitment derivatives (2)	(43)	—	—	(43)
Mortgage servicing rights (3)	380	—	—	380

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.

No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended June 28, 2014. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	June 28, 2014
	Total	Level 1	Level 2	Level 3
Loans held for investment	121,216	—	—	121,216
Loans held for sale	6,892	—	6,892	—
Loans held—construction advances	3,523	—	—	3,523
Inventory finance receivable	21,518	—	—	21,518
Securitized financings	71,740	—	71,740	—
Non-marketable equity investments	5,473	—	—	5,473
Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of June 28, 2014.
ASC 825, Financial Instruments ("ASC 825"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company's fair values should not be compared to those of other companies.
Under ASC 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying market value of the Company.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the three months ended June 28, 2014.

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

	June 28, 2014	March 29, 2014
Number of loans serviced with MSRs	2,887	2,743
Weighted average servicing fee (basis points)	30.35	30.54
Capitalized servicing multiple	37.27%	35.77%
Capitalized servicing rate (basis points)	11.31	10.93
Serviced portfolio with MSRs (in thousands)	$335,699	$320,462
Mortgage servicing rights (in thousands)	$380	$350
19. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Net revenue:
Factory-built housing	$126,265	$122,252
Financial services	12,899	11,735
	$139,164	$133,987
Income before income taxes:
Factory-built housing	$10,747	$7,004
Financial services	1,324	1,987
General corporate charges	(3,129)	(2,952)
	$8,942	$6,039

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to "Note" or "Notes" refer to the Notes to the Company's Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are a leading producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes and Palm Harbor Homes. The Company is also a leading producer of park model homes, vacation cabins, and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
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
In 2009, the Company and an investment partner, Third Avenue Value Fund, formed a jointly-owned corporation, Fleetwood Homes, Inc. ("Fleetwood"). Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood's inception. Third Avenue is a related party to the Company. Fleetwood acquired certain assets and liabilities of Fleetwood Enterprises, Inc. The assets acquired included, among other assets, seven operating homebuilding factories in seven states, which substantially expanded the organization's geographic presence and increased the diversity of products offered by the Company.
In 2011, Fleetwood acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets acquired included five operating homebuilding factories in four states, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company.
Financial information for Fleetwood was historically included in the Company's Consolidated Financial Statements and related Notes, as a result of Cavco's management control of Fleetwood. Third Avenue's financial interest in Fleetwood was considered a "redeemable noncontrolling interest," and was designated as such in the Consolidated Financial Statements (see Note 1 to the Consolidated Financial Statements).
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement. As a result of the transaction, Cavco owns 100 percent of Fleetwood and the Fleetwood Businesses. The Company issued 1,867,370 Cavco Shares, derived by dividing the purchase price of $91.4 million by the 60-day volume-weighted average price per share, in accordance with the Stock Purchase Agreement. Subsequent to the transaction closing, Third Avenue and its related funds owned approximately 22.8% of Cavco's outstanding common stock. The new Cavco Shares are subject to registration, voting, lock-up and standstill provisions in accordance with the stock purchase agreement (see Note 20 of the Notes to Consolidated Financial Statements in the Form 10-K). The transaction eliminated the need for noncontrolling interest accounting. Since the transaction closed, Cavco's ownership of 100% of its subsidiaries entitles the Company to all of the associated earnings.

The Company operates 15 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States. In addition, our homes are sold through 46 Company-owned retail locations.
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
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), annual home shipments from 2003 to 2013 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 84,000 and 183,000, respectively. While industry U.S. Department of Housing and Urban Development ("HUD") code manufactured home shipments improved modestly in 2013 to 60,000 homes compared to approximately 55,000 homes shipped in 2012, the manufactured housing industry and the Company continue to operate at relatively low production and shipment levels.
Ongoing economic challenges continue to hinder annual industry and Company home sales. High unemployment and underemployment rates among home buyers who favor affordable housing, and low consumer confidence levels are two of the most significant impediments. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by the high unemployment and underemployment. Low consumer confidence in the U.S. economy is not conducive for potential customers to commit to a home purchase. Many potential manufactured home buyers interested in our products for seasonal or retirement living may remain concerned about financial stability and, therefore, may be hesitant to commit to a new home purchase. As employment and consumer confidence levels improve, we anticipate rising demand for our homes.
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.
While sales activity of existing homes appear to be showing modest signs of improvement, the current lending environment that favors site-built housing and more affluent home buyers has not resulted in similar improved capabilities for affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory-built home continues to be somewhat impeded.
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
The backlog of sales orders at June 28, 2014 varied among our fifteen factories, but in total was approximately $37.7 million, compared to $43.2 million at June 29, 2013. Last year's backlog included larger than normal multi-unit housing orders. The Company's capacity utilization rate was approximately 51% during the first quarter of fiscal year 2015, versus 49% during the same quarter last year.
Inventory financing for the industry's wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector's remaining inventory finance companies (floor plan lenders) initiated significant changes, and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. In connection with certain of these participation inventory finance programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct inventory finance arrangements with distributors of our products under which the Company provides all of the funds for financing inventory (see Note 6 to the Consolidated Financial Statements). The Company's involvement in inventory finance has increased the availability of manufactured home inventory financing to distributors of our products. We believe that our taking part in the wholesale financing of inventory is quite helpful to retailers and allows our homes continued exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
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
In January 2008, we announced a stock repurchase program, under which a total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.
Regulatory Developments
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. Although Congress detailed some significant changes, and new rules have been implemented, the full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services.
On January 10, 2013, the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans, and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules became effective January 10, 2014 and apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans and instruments secured by loans or loan pools) to possible litigation and penalties.
On January 10, 2013, the CFPB also issued a rule amending the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rule became effective on January 10, 2014, amending Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or the reluctance to enter into loans subject to the provisions of HOEPA. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases.

While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance is also creating constraints on a lender's ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including the manufactured housing industry. Among other things, the act provided for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New Federal Housing Administration ("FHA") Title I program guidelines became effective on June 1, 2010. On June 10, 2010, Ginnie Mae began accepting applications by lenders for participation as issuers of mortgage backed securities backed by Title I loans originated under the new program. Ginnie Mae released related pooling guidelines in November 2010. The issuance of these guidelines provides Ginnie Mae the ability to securitize manufactured home FHA Title I loans. These guidelines were intended to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished in recent years and these changes are meant to broaden opportunities for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act") established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators ("MLOs"). MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, such as time-share plans, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may require some manufactured housing retailers to become licensed lenders and employ MLOs, or alter business practices related to assisting home buyers in securing financing. This may result in increased costs for retailers who elect to employ MLOs, penalties assessed against or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers' inability to secure financing without retailer assistance, or increased costs to home buyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company's earnings.
Results of Operations
Three months ended June 28, 2014 compared to June 29, 2013
Net Revenue. Total net revenue increased 3.9% to $139.2 million for the three months ended June 28, 2014 compared to $134.0 million for the comparable quarter last year.
Factory-built housing net revenue increased 3.3% to $126.3 million from $122.3 million for the comparable quarter last year. Homes sold increased by 3.4% to 2,439 for the three months ended June 28, 2014 from 2,358 in the same quarter last year.

The financial services segment, consisting of CountryPlace and Standard Casualty, contributed $12.9 million and $11.7 million in net revenue for the three months ended June 28, 2014 and June 29, 2013, respectively.
Gross Profit. Gross profit as a percent of net revenue increased to 22.8% for the three months ended June 28, 2014 from 21.9% for the same period last year. The increase is the result of construction leverage from higher sales volume and changes in the product mix in factory-built housing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 1.2% or $0.3 million to $22.2 million, or 16.0% of net revenue, for the three months ended June 28, 2014, versus $22.5 million, or 16.8% of net revenue, for the same period last year.
Interest Expense. Interest expense was $1.2 million for the three months ended June 28, 2014, compared to $1.3 million for the three months ended June 29, 2013. Interest expense consisted primarily of debt service on securitized financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased in connection with continued principal reductions of the securitized financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable, and gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income increased 62.1% to $0.6 million for the three months ended June 28, 2014 as compared to $0.4 million for the comparable quarter last year.
Income Before Income Taxes. Income before income taxes increased to $8.9 million for the three months ended June 28, 2014, compared to $6.0 million for the comparable quarter last year.
Income Taxes. For the three month period ended June 28, 2014, the effective income tax rate was approximately 35.6% compared to 36.1% for the three months ended June 29, 2013.
Net Income. Net income attributable to Cavco stockholders for the three months ended June 28, 2014 was $5.8 million compared to $1.8 million the same quarter last year.
Liquidity and Capital Resources
We believe that cash and cash equivalents at June 28, 2014, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. Because of the Company's sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $2.2 million of cash during the three months ended June 28, 2014, compared to $15.6 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges and principal payments collected on consumer loans receivable, offset by increases to accounts receivables and inventories due to higher home sales activity. Cash provided by operating activities in the prior year was primarily the result of cash generated by operating income before non-cash charges, as well as principal payments collected on consumer loans receivable and reduced inventories from the completion of certain larger than normal multi-unit projects, supplemented by increases to accounts payable and accrued liabilities.

Investing activities provided $0.2 million of cash during the three months ended June 28, 2014, compared to the use of $0.5 million of cash during the same period last year. In the current period, cash provided by investing activities was primarily from the sale of publicly-traded securities by our insurance subsidiary from its investment portfolio, partially offset by that subsidiary's investment purchases. In the prior period, cash used by investing activities was mainly from an increased amount of investment purchases over investment sales. Cash was also used by investing activities in each period for building improvements and the purchase of production equipment.
Financing activities required the use of $1.7 million in cash during the three months ended June 28, 2014 primarily made up of $2.7 million used to repay securitized financings, offset by $0.8 million of loan sales accounted for as other secured financings. Financing activities required the use of $3.1 million in cash during the three months ended June 29, 2013, consisting primarily of cash used to repay securitized financings.
CountryPlace's securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 28, 2014, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio and current realized loss ratio for the 2007-1 securitized portfolio exceeded the specified levels. The resulting acceleration of securitized debt repayment did not have a materially adverse impact on our cash flows. The next scheduled increase in the specified level is October 2014.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2018 and early application is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's Consolidated Financial Statements upon adoption.

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

•
We may not be able to successfully integrate Fleetwood, Palm Harbor, CountryPlace, Standard Casualty and any future acquisition or attain the anticipated benefits, and past acquisitions and any future acquisition may adversely impact the Company's liquidity;

•	Our entry into new lines of business, namely manufactured housing consumer finance and insurance, through the Palm Harbor transaction, exposes the Company to additional risks;

•	Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•
Our participation in certain financing programs for the purchase of our products by industry distributors and consumers may expose us to additional risk of credit loss, which could adversely impact the Company's liquidity and results of operations;

•	Our results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	The manufactured housing industry is highly competitive, and increased competition may result in lower revenue;

•	If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline;

•	Our business and operations are concentrated in certain geographic regions, which could be impacted by market declines;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our revenue could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in the credit markets could reduce our earnings and financial condition;

•	The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees;

•
A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues; and

•	Information technology failures or data security breaches could harm our business.
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
Statements in this Report on Form 10-Q, including those set forth in this section, may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934. These forward-looking statements are often identified by words such as "estimate," "predict," "hope," "may," "believe," "anticipate," "plan," "expect," "require," "intend," "assume," and similar words.
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
CountryPlace is exposed to market risk related to the accessibility and terms of long-term financing of its loans. In the past, CountryPlace accessed the asset-backed securities market to provide term financing of its chattel and non-conforming mortgage originations. At present, independent asset-backed and mortgage-backed securitization markets are not readily accessible to CountryPlace and other manufactured housing lenders. Accordingly, CountryPlace has not continued to securitize its loan originations as a means to obtain long-term funding.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace's level of loans held for investment as of June 28, 2014 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's portfolio by approximately $5.5 million.
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of June 28, 2014 CountryPlace had outstanding IRLCs with a notional amount of $9.9 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $490,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 28, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 28, 2014, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract, breach of express and implied warranties, construction defect, deceptive trade practices, unfair insurance practices, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	August 6, 2014
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	August 6, 2014
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended June 28, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements