Form 10-Q
period 2014-09-27
CAVCO INDUSTRIES INC
filed 2014-11-05
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2014, 8,857,449 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 27, 2014

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 27, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,830	$72,949
Restricted cash, current	9,335	7,213
Accounts receivable, net	21,546	20,766
Short-term investments	9,367	8,289
Current portion of consumer loans receivable, net	23,369	19,893
Current portion of inventory finance notes receivable, net	2,901	2,941
Inventories	73,575	69,729
Assets held for sale	4,008	1,130
Prepaid expenses and other current assets	15,335	12,623
Deferred income taxes, current	9,205	12,313
Total current assets	249,471	227,846
Restricted cash	1,283	1,188
Investments	17,338	17,165
Consumer loans receivable, net	77,266	78,391
Inventory finance notes receivable, net	19,947	18,367
Property, plant and equipment, net	44,591	48,227
Goodwill and other intangibles, net	77,366	78,055
Total assets	$487,262	$469,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,130	$15,287
Accrued liabilities	75,844	73,519
Current portion of securitized financings and other	8,050	10,187
Total current liabilities	101,024	98,993
Securitized financings and other	60,064	59,865
Deferred income taxes	19,978	19,948

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,857,449 and 8,844,824 shares, respectively	89	88
Additional paid-in capital	236,551	232,081
Retained earnings	69,054	57,828
Accumulated other comprehensive income	502	436
Total stockholders' equity	306,196	290,433
Total liabilities and stockholders' equity	$487,262	$469,239
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenue	$139,315	$129,826	$278,479	$263,813
Cost of sales	107,718	99,942	215,164	204,531
Gross profit	31,597	29,884	63,315	59,282
Selling, general and administrative expenses	22,270	22,082	44,478	44,562
Income from operations	9,327	7,802	18,837	14,720
Interest expense	(1,161)	(1,198)	(2,337)	(2,452)
Other income, net	534	125	1,142	500
Income before income taxes	8,700	6,729	17,642	12,768
Income tax expense	(3,233)	(1,986)	(6,416)	(4,164)
Net income	5,467	4,743	11,226	8,604
Less: net income attributable to redeemable noncontrolling interest	—	433	—	2,468
Net income attributable to Cavco common stockholders	$5,467	$4,310	$11,226	$6,136

Comprehensive income:
Net income	$5,467	$4,743	$11,226	$8,604
Unrealized (loss) gain on available-for-sale securities, net of tax	(102)	(44)	66	(186)
Comprehensive income	5,365	4,699	11,292	8,418
Comprehensive income attributable to redeemable noncontrolling interest	—	428	—	2,392
Comprehensive income attributable to Cavco common stockholders	$5,365	$4,271	$11,292	$6,026

Net income per share attributable to Cavco common stockholders:
Basic	$0.62	$0.51	$1.27	$0.80
Diluted	$0.61	$0.50	$1.25	$0.79
Weighted average shares outstanding:
Basic	8,852,860	8,422,353	8,850,509	7,689,538
Diluted	9,014,523	8,547,026	9,013,426	7,787,866

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 27, 2014	September 28, 2013
OPERATING ACTIVITIES
Net income	$11,226	$8,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,921	1,978
Provision for credit losses	(44)	41
Deferred income taxes	3,098	(798)
Stock-based compensation expense	1,114	1,937
Non-cash interest income, net	(421)	(373)
Incremental tax benefits from option exercises	(2,916)	—
Impairment of assets held for sale	—	291
Gain on sale of property, plant and equipment including assets held for sale	(269)	(27)
Gain on sale of loans and investments	(2,753)	(3,259)
Changes in operating assets and liabilities:
Restricted cash	(2,359)	(1,318)
Accounts receivable	(781)	(3,029)
Consumer loans receivable originated	(53,942)	(56,027)
Principal payments on consumer loans receivable	7,028	8,035
Proceeds from sales of consumer loans	47,881	57,751
Inventories	(3,846)	(473)
Prepaid expenses and other current assets	(1,936)	1,415
Inventory finance notes receivable	(1,535)	(1,065)
Accounts payable and accrued liabilities	7,283	8,787
Net cash provided by operating activities	8,749	22,470
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(937)	(832)
Proceeds from sale of property, plant and equipment including assets held for sale	732	42
Purchases of investments	(6,124)	(7,421)
Proceeds from sale of investments	4,962	6,333
Net cash used in investing activities	(1,367)	(1,878)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	441	50
Proceeds from other secured financings	2,055	—
Payments on securitized financings	(4,913)	(6,794)
Incremental tax benefits from option exercises	2,916	—
Net cash provided by (used in) financing activities	499	(6,744)
Net increase in cash and cash equivalents	7,881	13,848
Cash and cash equivalents at beginning of the period	72,949	47,823
Cash and cash equivalents at end of the period	$80,830	$61,671
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,620	$4,038
Cash paid during the year for interest	$2,106	$2,445
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to acquire noncontrolling interest	$—	$94,386
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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. Subsequent to the balance sheet date, the Company sold an inactive manufacturing facility located in Woodland, California for $4.7 million, which was recorded in assets held for sale as of September 27, 2014. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 29, 2014, filed with the SEC on June 11, 2014 ("Form 10-K").
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company builds a wide variety of affordable modular homes, manufactured homes and park model seasonal homes in 15 factories located throughout the United States, primarily distributed through a network of independent and Company-owned retailers. The Company operates 46 Company-owned retail stores in the United States. The Company's mortgage subsidiary ("CountryPlace") is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. The Company's insurance subsidiary ("Standard Casualty") provides property and casualty insurance to owners of manufactured homes.
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
As of September 27, 2014, based on the latest regulatory filing available, Third Avenue and its related funds owned approximately 19.5% of our outstanding common shares. Third Avenue and Third Avenue Management LLC are either directly or indirectly under common control. Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850").

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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	September 27, 2014	March 29, 2014
Cash related to CountryPlace customer payments to be remitted to third parties	$7,637	$5,371
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,698	1,840
Cash related to workers' compensation insurance held in trust	726	726
Other restricted cash	557	464
	$10,618	$8,401

3. Investments
Investments consist of the following (in thousands):

	September 27, 2014	March 29, 2014
Available-for-sale investment securities	$20,318	$19,802
Non-marketable equity investments	6,387	5,652
	$26,705	$25,454
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,977	$—	$(27)	$1,950
Residential mortgage-backed securities	3,361	14	(69)	3,306
State and political subdivision debt securities	6,131	234	(12)	6,353
Corporate debt securities	2,845	11	(2)	2,854
Marketable equity securities	4,178	754	(127)	4,805
Certificates of deposit	1,050	—	—	1,050
	$19,542	$1,013	$(237)	$20,318

	March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,318	$1	$(46)	$2,273
Residential mortgage-backed securities	3,754	13	(149)	3,618
State and political subdivision debt securities	5,923	155	(13)	6,065
Corporate debt securities	1,550	24	—	1,574
Marketable equity securities	4,537	758	(73)	5,222
Certificates of deposit	1,050	—	—	1,050
	$19,132	$951	$(281)	$19,802

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 27, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$942	$(6)	$682	$(21)	$1,624	$(27)
Residential mortgage-backed securities	1,477	(40)	856	(29)	2,333	(69)
State and political subdivision debt securities	253	(1)	508	(11)	761	(12)
Corporate debt securities	1,525	(2)	—	—	1,525	(2)
Marketable equity securities	1,051	(127)	—	—	1,051	(127)
	$5,248	$(176)	$2,046	$(61)	$7,294	$(237)

	March 29, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,562	$(40)	$344	$(6)	$1,906	$(46)
Residential mortgage-backed securities	2,553	(149)	—	—	2,553	(149)
State and political subdivision debt securities	507	(13)	—	—	507	(13)
Marketable equity securities	1,101	(73)	—	—	1,101	(73)
	$5,723	$(275)	$344	$(6)	$6,067	$(281)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at September 27, 2014.
As of September 27, 2014, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($4.4 million of the total fair value and $120,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($393,000 of the total fair value and $7,000 of the total unrealized losses).
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

	September 27, 2014		March 29, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$3,497	$3,512	$2,006	$2,017
Due after one year through five years	2,348	2,358	2,908	2,949
Due after five years through ten years	2,057	2,040	924	872
Due after ten years	6,412	6,553	7,707	7,692
	$14,314	$14,463	$13,545	$13,530
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and six months ended ended September 27, 2014 were approximately $123,000 and $426,000, respectively. Gross losses realized were approximately $11,000 and $79,000, respectively, for the three and six months ended September 27, 2014. Gross gains realized on the sales of investment securities for the three and six months ended ended September 28, 2013 were approximately $396,000 and $464,000, respectively. Gross losses realized were approximately $48,000 and $84,000, respectively, for the three and six months ended September 28, 2013.
4. Inventories
Inventories consist of the following (in thousands):

	September 27, 2014	March 29, 2014
Raw materials	$23,778	$22,571
Work in process	7,016	6,835
Finished goods and other	42,781	40,323
	$73,575	$69,729
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

	September 27, 2014	March 29, 2014
Loans held for investment (acquired as part of the Palm Harbor transaction)	$82,737	$87,596
Loans held for investment (originated after the Palm Harbor transaction)	4,286	1,885
Loans held for sale	10,658	6,741
Construction advances	3,476	2,403
Consumer loans receivable	101,157	98,625
Deferred financing fees and other, net	(522)	(341)
Consumer loans receivable, net	$100,635	$98,284

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

	September 27, 2014	March 29, 2014
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$207,488	$223,388
Purchase discount
Accretable	(75,301)	(77,737)
Non-accretable	(49,148)	(57,672)
Less consumer loans receivable reclassified as other assets	(302)	(383)
Total acquired consumer loans receivable held for investment, net	$82,737	$87,596
Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected by CountryPlace. At the balance sheet date, the Company evaluates whether the present value of expected cash flows, determined using the effective interest rate, has decreased from the value at acquisition and, if so, recognizes an allowance for loan loss. The present value of any subsequent increase in the loan pool's actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool's remaining life.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at the beginning of the period	$74,794	$86,467	$77,737	$91,291
Accretion	(2,849)	(3,048)	(5,744)	(6,164)
Reclassifications from (to) non-accretable discount	3,356	398	3,308	(1,310)
Balance at the end of the period	$75,301	$83,817	$75,301	$83,817
The Company's consumer loans receivable balance consists of fixed-rate, fixed-term and fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel property loans and retail installment sale contracts), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs"), and those that are non-conforming. In most instances, CountryPlace's loans are secured by a first-lien position and are provided for the consumer purchase of a home. In rare instances, CountryPlace may provide other types of loans in second-lien or unsecured positions. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages and other loans.

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
The following table disaggregates gross consumer loans receivable as of September 27, 2014, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,079	$616	$864	$—	$—	$2,559
620-719	15,909	10,858	2,506	—	—	29,273
720+	17,818	11,742	1,652	—	—	31,212
Subtotal	34,806	23,216	5,022	—	—	63,044
Conforming mortgages
0-619	—	—	270	139	90	499
620-719	—	—	2,204	2,484	8,605	13,293
720+	—	—	10	853	1,963	2,826
Subtotal	—	—	2,484	3,476	10,658	16,618
Non-conforming mortgages
0-619	92	726	1,932	—	—	2,750
620-719	1,539	6,162	4,042	—	—	11,743
720+	1,879	3,978	1,130	—	—	6,987
Subtotal	3,510	10,866	7,104	—	—	21,480
Other loans
Subtotal	—	—	15	—	—	15
	$38,316	$34,082	$14,625	$3,476	$10,658	$101,157
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-two percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 27, 2014.
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
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	September 27, 2014	March 29, 2014
Direct inventory finance notes receivable	$21,239	$19,879
Participation inventory finance notes receivable	1,743	1,568
Allowance for loan loss	(134)	(139)
	$22,848	$21,308
The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either September 27, 2014 or March 29, 2014.
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

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at beginning of period	$128	$210	$139	$350
Provision for inventory finance credit losses	6	(1)	(5)	(98)
Loans charged off, net of recoveries	—	(3)	—	(46)
Balance at end of period	$134	$206	$134	$206

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	September 27, 2014	March 29, 2014	September 27, 2014	March 29, 2014
Inventory finance notes receivable:
Collectively evaluated for impairment	$13,175	$12,202	$—	$—
Individually evaluated for impairment	8,064	7,677	1,743	1,568
	$21,239	$19,879	$1,743	$1,568
Allowance for loan loss:
Collectively evaluated for impairment	$(134)	$(126)	$—	$—
Individually evaluated for impairment	—	(13)	—	—
	$(134)	$(139)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At September 27, 2014, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	September 27, 2014	March 29, 2014	September 27, 2014	March 29, 2014
Risk profile based on payment activity:
Performing	$21,066	$19,477	$1,743	$1,568
Watch list	—	—	—	—
Nonperforming	173	402	—	—
	$21,239	$19,879	$1,743	$1,568
The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	September 27, 2014	March 29, 2014
Florida	24.0%	24.4%
Texas	18.7%	14.9%
Arizona	13.9%	10.3%
Colorado	12.9%	22.0%

The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of September 27, 2014 or March 29, 2014, respectively. As of September 27, 2014 and March 29, 2014, the Company also has concentrations of inventory finance notes receivable with one independent third-party and its affiliates that equal 47.9% and 33.4%, respectively, of the principal balance outstanding, all of which is secured.
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

	September 27, 2014	March 29, 2014
Property, plant and equipment, at cost:
Land	$18,908	$22,098
Buildings and improvements	25,936	25,909
Machinery and equipment	16,549	15,908
	61,393	63,915
Accumulated depreciation	(16,802)	(15,688)
Property, plant and equipment, net	$44,591	$48,227
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the six months ended September 27, 2014 and September 28, 2013, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	September 27, 2014			March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(4,397)	1,803	6,200	(3,767)	2,433
Technology	900	(322)	578	900	(275)	625
Insurance policies and renewal rights	374	(85)	289	374	(73)	301
Total goodwill and other intangible assets	$82,170	$(4,804)	$77,366	$82,170	$(4,115)	$78,055
Amortization expense recognized on intangible assets was $344,000 and $689,000 during the three and six months ended September 27, 2014, respectively. Amortization expense of $345,000 and $690,000 was recognized during the three and six months ended September 28, 2013, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 27, 2014	March 29, 2014
Salaries, wages and benefits	$15,753	$15,780
Unearned insurance premiums	12,644	11,326
Customer deposits	11,028	10,827
Estimated warranties	9,393	9,262
Deferred margin	4,439	4,074
Accrued insurance	3,572	4,082
Accrued volume rebates	3,296	2,540
Liabilities related to consumer loans sold	3,072	3,435
Insurance loss reserves	2,136	986
Accrued taxes	1,970	1,766
Reserve for repurchase commitments	1,850	1,845
Other	6,691	7,596
	$75,844	$73,519

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

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at beginning of period	$9,388	$8,509	$9,262	$8,202
Charged to costs and expenses	3,072	2,800	6,250	5,518
Payments and deductions	(3,067)	(2,639)	(6,119)	(5,050)
Balance at end of period	$9,393	$8,670	$9,393	$8,670
11. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	September 27, 2014	March 29, 2014
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$30,913	$33,291
Securitized financing 2007-1	34,471	36,761
Other secured financings	2,730	—
Total securitized financings and other, net	$68,114	$70,052
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

	September 27, 2014	March 29, 2014
Securitized financings – contractual amount	$80,526	$85,251
Purchase discount
Accretable	(15,142)	(15,199)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$65,384	$70,052
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at the beginning of the period	$14,268	$18,879	$15,199	$19,916
Accretion	(1,034)	(1,088)	(2,095)	(2,238)
Adjustment to cash flows	1,908	652	2,038	765
Balance at the end of the period	$15,142	$18,443	$15,142	$18,443
On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of September 27, 2014, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of September 27, 2014, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace's securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 27, 2014, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio for the 2007-1 securitized portfolio exceeded the specified level. The resulting acceleration of securitized debt repayment is not expected to have a materially adverse impact on our cash flows. An increase in the specified loss ratio level occurred in October 2014. The cumulative loss ratio is expected to be within the specified level for the next several months, but may exceed the specified level by the end of the fiscal year. The last scheduled increase occurs in October 2015.

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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	September 27, 2014		September 28, 2013
	Written	Earned	Written	Earned
Direct premiums	$3,188	$3,190	$2,833	$2,421
Assumed premiums—nonaffiliate	4,951	4,641	4,368	3,739
Ceded premiums—nonaffiliate	(2,448)	(2,448)	(1,838)	(1,838)
Net premiums	$5,691	$5,383	$5,363	$4,322

	Six Months Ended
	September 27, 2014		September 28, 2013
	Written	Earned	Written	Earned
Direct premiums	$6,764	$6,264	$5,741	$4,530
Assumed premiums—nonaffiliate	10,250	9,012	8,313	7,216
Ceded premiums—nonaffiliate	(4,757)	(4,757)	(3,459)	(3,459)
Net premiums	$12,257	$10,519	$10,595	$8,287
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
13. Income Taxes
The Company's deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes and differences in the acquired basis of certain assets, and its deferred tax liabilities primarily result from tax amortization of goodwill and other intangible assets. During the six months ended September 27, 2014, the Company utilized net operating losses generated in previous years, which affected deferred tax assets and additional paid in capital.
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
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $25.3 million at September 27, 2014, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.9 million and $1.8 million at September 27, 2014 and March 29, 2014, respectively, related to the commitments pertaining to these agreements.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 27, 2014	March 29, 2014
Construction loan contract amount	$9,739	$5,623
Cumulative advances	(3,476)	(2,403)
Remaining construction contingent commitment	$6,263	$3,220

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $904,000 and $926,000 as of September 27, 2014 and March 29, 2014, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.
Interest Rate Lock Commitments. In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired with another loan which may mitigate losses from fallout.
As of September 27, 2014 CountryPlace had outstanding IRLCs with a notional amount of $8.1 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and six months ended September 27, 2014, CountryPlace recognized losses of $26,000 and gains of $27,000, respectively, on the outstanding IRLCs. During the three and six months ended September 28, 2013, CountryPlace recognized gains of $274,000 and $37,000, respectively, on the outstanding IRLCs.
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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and six months ended September 27, 2014, CountryPlace recognized gains of $31,000 and losses of $36,000, respectively, on forward sales and whole loan sale commitments. During the three and six months ended September 28, 2013, CountryPlace recognized gains of $408,000 and $147,000, respectively, on forward sales and whole loan sale commitments.

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
15. Stockholders' Equity
The following table represents changes in stockholders' equity for the six months ended September 27, 2014 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2014	8,844,824	$88	$232,081	$57,828	$436	$290,433
Stock option exercises and associated tax benefits	12,625	1	3,356	—	—	3,357
Share-based compensation	—	—	1,114	—	—	1,114
Net income	—	—	—	11,226	—	11,226
Other comprehensive income (1)	—	—	—	—	66	66
Balance, September 27, 2014	8,857,449	$89	$236,551	$69,054	$502	$306,196

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized gains before tax on available-for-sale investments were $106,000 for the six months ended September 27, 2014.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company's common stock, of which 143,171 shares were still available for grant at September 27, 2014. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and six months ended September 27, 2014 was $832,000 and $1.1 million, respectively. The Company recorded stock-based compensation expense of $791,000 and $1.9 million for the three and six months ended September 28, 2013, respectively.
As of September 27, 2014, total unrecognized compensation cost related to stock options was approximately $2.0 million and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the six months ended September 27, 2014:

Number of Shares
Outstanding at March 29, 2014	443,900
Granted	76,730
Exercised	(12,625)
Canceled or expired	(2,525)
Outstanding at September 27, 2014	505,480
Exercisable at September 27, 2014	345,500
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

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income attributable to Cavco common stockholders	$5,467	$4,310	$11,226	$6,136
Weighted average shares outstanding:
Basic	8,852,860	8,422,353	8,850,509	7,689,538
Common stock equivalents—treasury stock method	161,663	124,673	162,917	98,328
Diluted	9,014,523	8,547,026	9,013,426	7,787,866
Net income per share attributable to Cavco common stockholders:
Basic	$0.62	$0.51	$1.27	$0.80
Diluted	$0.61	$0.50	$1.25	$0.79
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three or six months ended September 27, 2014 were 4,241 and 1,641, respectively. There were 6,820 and 11,844 anti-dilutive common stock equivalents excluded for the three and six months ended September 28, 2013.

18. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	September 27, 2014		March 29, 2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available for sale securities (1)	$20,318	$20,318	$19,802	$19,802
Non-marketable equity investments (2)	6,387	6,387	5,652	5,652
Consumer loans receivable (3)	100,635	136,783	98,284	131,384
Interest rate lock commitment derivatives (4)	12	12	(14)	(14)
Forward loan sale commitment derivatives (4)	(11)	(11)	24	24
Inventory finance receivable (5)	22,848	22,848	21,308	21,308
Securitized financings (6)	68,114	72,807	70,052	74,574
Mortgage servicing rights (7)	395	395	350	350

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	September 27, 2014
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$1,950	$—	$1,950	$—
Mortgage-backed securities (1)	3,306	—	3,306	—
Securities issued by states and political subdivisions (1)	6,353	—	6,353	—
Corporate debt securities (1)	2,854	—	2,854	—
Marketable equity securities (1)	4,805	4,805	—	—
Interest rate lock commitment derivatives (2)	12	—	—	12
Forward loan sale commitment derivatives (2)	(11)	—	—	(11)
Mortgage servicing rights (3)	395	—	—	395

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended September 27, 2014. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	September 27, 2014
	Total	Level 1	Level 2	Level 3
Loans held for investment	$121,923	$—	$—	$121,923
Loans held for sale	11,384	—	11,384	—
Loans held—construction advances	3,476	—	—	3,476
Inventory finance receivable	22,848	—	—	22,848
Securitized financings	72,807	—	72,807	—
Non-marketable equity investments	6,387	—	—	6,387

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of September 27, 2014.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the six months ended September 27, 2014.
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
The Company applies fair value accounting to MSRs, with all changes in fair value recorded to net revenue in accordance with ASC 860-50, Servicing Assets and Liabilities. The fair value of MSRs is based on the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicer advances that the Company believes are consistent with the assumptions major market participants use in valuing MSRs. The expected cash flows are primarily impacted by prepayment estimates, delinquencies and market discounts. Generally, the value of MSRs is expected to increase when interest rates rise and decrease when interest rates decline, due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

	September 27, 2014	March 29, 2014
Number of loans serviced with MSRs	3,027	2,743
Weighted average servicing fee (basis points)	30.21	30.54
Capitalized servicing multiple	37.27%	35.77%
Capitalized servicing rate (basis points)	11.26	10.93
Serviced portfolio with MSRs (in thousands)	$351,054	$320,462
Mortgage servicing rights (in thousands)	$395	$350
19. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenue:
Factory-built housing	$126,378	$117,803	$252,643	$240,055
Financial services	12,937	12,023	25,836	23,758
	$139,315	$129,826	$278,479	$263,813
Income before income taxes:
Factory-built housing	$8,697	$7,077	$19,444	$14,081
Financial services	3,010	3,008	4,334	4,995
General corporate charges	(3,007)	(3,356)	(6,136)	(6,308)
	$8,700	$6,729	$17,642	$12,768

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following should be read in conjunction with Cavco Industries, Inc. and its subsidiaries' (collectively, the "Company" or "Cavco") Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to the Company's Consolidated Financial Statements.
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
In 2009, the Company and an investment partner, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"), formed a jointly-owned corporation, Fleetwood Homes, Inc. ("Fleetwood"). Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood's inception. Fleetwood acquired certain assets and liabilities of Fleetwood Enterprises, Inc. The assets acquired included, among other assets, seven operating homebuilding factories in seven states, which substantially expanded the organization's geographic presence and increased the diversity of products offered by the Company.
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
We continually review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive response to the Palm Harbor and Fleetwood acquisitions and advancement to full ownership by Cavco shareholders has been encouraging. We plan to continue our consistent focus on developing synergies among all operations. Overall, we believe that these expansions and ongoing improvements will provide positive long-term strategic benefits for the Company.
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), annual home shipments from 2003 to 2013 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 84,000 and 183,000, respectively. While industry U.S. Department of Housing and Urban Development ("HUD") code manufactured home shipments improved modestly in 2013 to approximately 60,000 homes compared to approximately 55,000 homes shipped in 2012, the manufactured housing industry and the Company continue to operate at relatively low production and shipment levels.
Ongoing economic challenges continue to hinder annual industry and Company home sales. Low employment rates and underemployment among potential home buyers who favor affordable housing, and low consumer confidence levels, are two of the most significant impediments. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by persistently low employment rates and underemployment. Low consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living, as they may remain concerned about financial stability and, therefore, may be hesitant to commit to a new home purchase. We believe sales of our products may increase if employment and consumer confidence levels improve.
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
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular and onerous appraisal requirements, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models that may better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and government-sponsored enterprise action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.

While sales activity of existing homes appear to be showing modest signs of improvement, the current lending environment that favors site-built housing and more affluent home buyers has not provided improved capabilities for affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory-built home continues to be somewhat impeded.
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
The backlog of sales orders at September 27, 2014 varied among our 15 factories, but in total was approximately $41.8 million, compared to $36.0 million at September 28, 2013.
With factories strategically positioned across the United States, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the federal HUD code, we construct modular homes that conform to state and local codes, park models and cabins and light commercial buildings at many of our manufacturing facilities.
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
Regulatory Developments
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. Although Congress detailed some significant changes, and new rules have been implemented, the full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services.
On January 10, 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans, and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans and instruments secured by loans or loan pools) to possible litigation and penalties.
On January 10, 2014, CFPB rules amending the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective. These rules amend Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.

While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may also constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including manufactured homes. Among other things, the act provided for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New Federal Housing Administration ("FHA") Title I program guidelines became effective on June 1, 2010 and provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans. These guidelines were intended to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished for several years and these changes were meant to broaden chattel financing availability for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act") established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators ("MLOs"). MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may require manufactured housing retailers to become licensed lenders and employ MLOs, or alter business practices related to assisting home buyers in securing financing. This may result in increased costs for retailers who elect to employ MLOs, penalties assessed against or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers' inability to secure financing without retailer assistance, or increased costs to home buyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company's earnings.
Results of Operations
Three and six months ended September 27, 2014 compared to September 28, 2013
Net Revenue. Total net revenue increased 7.3% to $139.3 million for the three months ended September 27, 2014 compared to $129.8 million for the comparable quarter last year. For the six months ended September 27, 2014, net revenue increased 5.6% to $278.5 million from $263.8 million for the same period last year.
Factory-built housing net revenue increased 7.3% to $126.4 million for the three months ended September 27, 2014 from $117.8 million for the comparable quarter last year. For the six months ended September 27, 2014, factory-built housing net revenue increased 5.2% to $252.6 million from $240.1 million for the same period last year. Homes sold during the six months ended September 27, 2014 increased 0.7% to 4,874 from 4,838 for the same period last year, with an increase of 4.5% in the average selling price of a home to approximately $51,835 in the six months ended September 27, 2014 from $49,619 in the same period last year.

The financial services segment net revenue, consisting of CountryPlace and Standard Casualty, increased 7.6%, contributing $12.9 million for the three months ended September 27, 2014, compared to $12.0 million for the three months ended September 28, 2013. For the six months ended September 27, 2014, financial services net revenue increased 8.7% to $25.8 million from $23.8 million for the same period last year.
Gross Profit. Gross profit as a percent of net revenue decreased to 22.7% for the three months ended September 27, 2014 from 23.0% for the same period last year. Gross profit as a percent of net revenue increased to 22.7% for the six months ended September 27, 2014 from 22.5% last year. The changes result from variations in the product mix in factory-built housing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 0.9% to $22.3 million, or 16.0% of net revenue, for the three months ended September 27, 2014, versus $22.1 million, or 17.0% of net revenue, for the same period last year. For the six months ended September 27, 2014, selling, general and administrative expenses were $44.5 million, or 16.0% of net revenue, from $44.6 million, or 16.9% of net revenue last year.
Interest Expense. Interest expense was $1.2 million for each of the three months ended September 27, 2014 and September 28, 2013. For the six months ended September 27, 2014, interest expense was $2.3 million compared to $2.5 million for the six months ended September 28, 2013. Interest expense consisted primarily of debt service on securitized financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased in connection with continued principal reductions of the securitized financings.
Other Income. Other income primarily represents interest income earned on inventory finance notes receivable and gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income increased to $0.5 million for the three months ended September 27, 2014 as compared to $0.1 million for the comparable quarter last year. For the six months ended September 27, 2014 and September 28, 2013, other income was $1.1 million and $0.5 million, respectively.
Income Before Income Taxes. Income before income taxes increased to $8.7 million for the three months ended September 27, 2014, compared to $6.7 million for the comparable quarter last year. For the six month period ended September 27, 2014, income before income taxes increased to $17.6 million compared to $12.8 million for the same period last year.
Income Taxes. For the three month period ended September 27, 2014, the effective income tax rate was approximately 37.2% compared to 29.5% for the three months ended September 28, 2013. The lower rate in the prior quarter is the result of the redeemable noncontrolling interest buyout, which required a revaluation of deferred taxes. In addition, the Company also recorded the benefit of certain tax credits in last year’s quarter, which further reduced the effective tax rate. For the six months ended September 27, 2014, the effective income tax rate was approximately 36.4%, compared to 32.6% for the same period last year.
Net Income. Net income attributable to Cavco stockholders for the three months ended September 27, 2014 was $5.5 million compared to $4.3 million the same quarter last year. For the six months ended September 27, 2014, net income attributable to Cavco stockholders was $11.2 million, compared to $6.1 million for the comparable period last year. The prior fiscal year amounts were after a deduction of $0.4 million and $2.5 million for the three and six months ended, respectively, of net income attributable to redeemable noncontrolling interest, which was eliminated in July 2013 as a result of the buyout of all redeemable noncontrolling interest.

Liquidity and Capital Resources
We believe that cash and cash equivalents at September 27, 2014, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. Because of the Company's sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $8.7 million of cash during the six months ended September 27, 2014, compared to $22.5 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, utilization of deferred tax assets and higher accounts payable and accrued liabilities, offset by increases in inventory and net consumer loans originations. Cash provided by operating activities during the prior year was primarily the result of cash generated by operating income before non-cash charges and increased wage, warranty and other accruals, as well as higher trade payables from improved sales volume.
Investing activities used $1.4 million of cash during the six months ended September 27, 2014, compared to $1.9 million of cash during the same period last year. In the current and prior periods, cash used in investing activities was primarily from the purchase of publicly-traded securities by our insurance subsidiary from its investment portfolio, partially offset by that subsidiary's investment sales. Cash was also used by investing activities in each period for building improvements and the purchase of production equipment, offset by the proceeds from sales of property, plant and equipment, including assets held for sale.
Financing activities provided $0.5 million in cash during the six months ended September 27, 2014 primarily made up of cash used to repay securitized financings, offset by tax benefits from stock option exercises now able to be realized and loan sales accounted for as other secured financings. Financing activities required the use of $6.7 million in cash during the six months ended September 28, 2013, consisting primarily of cash used to repay securitized financings.
CountryPlace's securitized debt is subject to provisions which have required acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreement for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 27, 2014, the cumulative loss ratio was within the specified level for the 2005-1 securitized portfolio; however, the cumulative loss ratio and current realized loss ratio for the 2007-1 securitized portfolio exceeded the specified levels. The resulting acceleration of securitized debt repayment did not have a materially adverse impact on our cash flows. The next scheduled increase in the specified level for the 2007-1 securitized portfolio is October 2014.
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
We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace's level of loans held for investment as of September 27, 2014 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's portfolio by approximately $5.9 million.
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of September 27, 2014 CountryPlace had outstanding IRLCs with a notional amount of $8.1 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $387,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 27, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended September 27, 2014, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	November 5, 2014
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	November 5, 2014
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended September 27, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements