Form 10-Q
period 2014-12-27
CAVCO INDUSTRIES INC
filed 2015-02-03
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2015, 8,859,199 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 27, 2014

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 27, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,241	$72,949
Restricted cash, current	6,740	7,213
Accounts receivable, net	22,758	20,766
Short-term investments	8,914	8,289
Current portion of consumer loans receivable, net	24,431	19,893
Current portion of inventory finance notes receivable, net	2,693	2,941
Inventories	71,834	69,729
Assets held for sale	—	1,130
Prepaid expenses and other current assets	13,709	12,623
Deferred income taxes, current	8,898	12,313
Total current assets	252,218	227,846
Restricted cash	1,333	1,188
Investments	20,185	17,165
Consumer loans receivable, net	75,962	78,391
Inventory finance notes receivable, net	18,115	18,367
Property, plant and equipment, net	44,772	48,227
Goodwill and other intangibles, net	77,021	78,055
Total assets	$489,606	$469,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,837	$15,287
Accrued liabilities	75,323	73,519
Current portion of securitized financings and other	7,695	10,187
Total current liabilities	95,855	98,993
Securitized financings and other	59,922	59,865
Deferred income taxes	20,059	19,948

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,857,449 and 8,844,824 shares, respectively	89	88
Additional paid-in capital	237,587	232,081
Retained earnings	75,692	57,828
Accumulated other comprehensive income	402	436
Total stockholders' equity	313,770	290,433
Total liabilities and stockholders' equity	$489,606	$469,239
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net revenue	$146,932	$138,317	$425,411	$402,130
Cost of sales	115,131	106,748	330,295	311,279
Gross profit	31,801	31,569	95,116	90,851
Selling, general and administrative expenses	21,997	22,019	66,475	66,581
Income from operations	9,804	9,550	28,641	24,270
Interest expense	(1,095)	(1,219)	(3,432)	(3,671)
Other income, net	1,843	173	2,985	673
Income before income taxes	10,552	8,504	28,194	21,272
Income tax expense	(3,914)	(2,612)	(10,330)	(6,776)
Net income	6,638	5,892	17,864	14,496
Less: net income attributable to redeemable noncontrolling interest	—	—	—	2,468
Net income attributable to Cavco common stockholders	$6,638	$5,892	$17,864	$12,028

Comprehensive income:
Net income	$6,638	$5,892	$17,864	$14,496
Unrealized loss on available-for-sale securities, net of tax	(100)	(4)	(34)	(190)
Comprehensive income	6,538	5,888	17,830	14,306
Comprehensive income attributable to redeemable noncontrolling interest	—	—	—	2,392
Comprehensive income attributable to Cavco common stockholders	$6,538	$5,888	$17,830	$11,914

Net income per share attributable to Cavco common stockholders:
Basic	$0.75	$0.67	$2.02	$1.49
Diluted	$0.74	$0.66	$1.98	$1.47
Weighted average shares outstanding:
Basic	8,857,449	8,838,832	8,852,822	8,070,619
Diluted	9,016,585	8,991,672	9,015,536	8,183,126

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 27, 2014	December 28, 2013
OPERATING ACTIVITIES
Net income	$17,864	$14,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,830	2,964
Provision for credit losses	(74)	44
Deferred income taxes	3,545	712
Stock-based compensation expense	1,408	2,163
Non-cash interest income, net	(788)	(576)
Incremental tax benefits from option exercises	(3,658)	—
Impairment of assets held for sale	—	560
Gain on sale of property, plant and equipment including assets held for sale, net	(1,557)	(44)
Gain on sale of loans and investments, net	(4,378)	(4,572)
Changes in operating assets and liabilities:
Restricted cash	234	821
Accounts receivable	(1,991)	(8,424)
Consumer loans receivable originated	(79,400)	(77,747)
Principal payments on consumer loans receivable	10,389	11,386
Proceeds from sales of consumer loans	71,562	80,228
Inventories	(2,105)	1,280
Prepaid expenses and other current assets	3	(1,456)
Inventory finance notes receivable	522	825
Accounts payable and accrued liabilities	3,232	3,997
Net cash provided by operating activities	17,638	26,657
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,683)	(1,671)
Proceeds from sale of property, plant and equipment including assets held for sale	6,029	59
Purchases of investments	(10,156)	(12,078)
Proceeds from sale of investments	6,751	8,098
Net cash provided by (used in) investing activities	941	(5,592)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	441	162
Incremental tax benefits from exercise of stock options	3,658	—
Proceeds from secured financings and other	3,267	—
Payments on securitized financings	(6,653)	(9,530)
Net cash provided by (used in) financing activities	713	(9,368)
Net increase in cash and cash equivalents	19,292	11,697
Cash and cash equivalents at beginning of the period	72,949	47,823
Cash and cash equivalents at end of the period	$92,241	$59,520
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,004	$6,693
Cash paid during the year for interest	$3,113	$3,597
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to acquire noncontrolling interest	$—	$94,386
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company builds a wide variety of affordable modular homes, manufactured homes and park model RVs in 15 factories located throughout the United States, primarily distributed through a network of independent and Company-owned retailers. The Company operates 46 Company-owned retail stores in the United States. The Company's mortgage subsidiary ("CountryPlace") is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. The Company's insurance subsidiary ("Standard Casualty") provides property and casualty insurance to owners of manufactured homes.
During the quarter ended December 27, 2014, the Company sold two inactive manufacturing facilities, one located in Woodland, California for $4.7 million and one in Albemarle, North Carolina for $0.9 million. The net gain on these two sales was $1.3 million, which is recorded in Other income, net.
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

As of December 27, 2014, based on the latest regulatory filing available, Third Avenue and its related funds owned approximately 19.4% of our outstanding common shares. Third Avenue and Third Avenue Management LLC are either directly or indirectly under common control. Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850").
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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	December 27, 2014	March 29, 2014
Cash related to CountryPlace customer payments to be remitted to third parties	$4,994	$5,371
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,746	1,840
Cash related to workers' compensation insurance held in trust	726	726
Other restricted cash	607	464
	$8,073	$8,401

3. Investments
Investments consist of the following (in thousands):

	December 27, 2014	March 29, 2014
Available-for-sale investment securities	$22,632	$19,802
Non-marketable equity investments	6,467	5,652
	$29,099	$25,454
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,402	$—	$(12)	$2,390
Residential mortgage-backed securities	3,704	18	(28)	3,694
State and political subdivision debt securities	7,142	251	(17)	7,376
Corporate debt securities	3,075	5	(1)	3,079
Marketable equity securities	4,641	592	(190)	5,043
Certificates of deposit	1,050	—	—	1,050
	$22,014	$866	$(248)	$22,632

	March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,318	$1	$(46)	$2,273
Residential mortgage-backed securities	3,754	13	(149)	3,618
State and political subdivision debt securities	5,923	155	(13)	6,065
Corporate debt securities	1,550	24	—	1,574
Marketable equity securities	4,537	758	(73)	5,222
Certificates of deposit	1,050	—	—	1,050
	$19,132	$951	$(281)	$19,802

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 27, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,247	$(2)	$693	$(10)	$1,940	$(12)
Residential mortgage-backed securities	1,151	(3)	339	(25)	1,490	(28)
State and political subdivision debt securities	1,747	(8)	509	(9)	2,256	(17)
Corporate debt securities	1,764	(1)	—	—	1,764	(1)
Marketable equity securities	1,894	(188)	100	(2)	1,994	(190)
	$7,803	$(202)	$1,641	$(46)	$9,444	$(248)

	March 29, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,562	$(40)	$344	$(6)	$1,906	$(46)
Residential mortgage-backed securities	2,553	(149)	—	—	2,553	(149)
State and political subdivision debt securities	507	(13)	—	—	507	(13)
Marketable equity securities	1,101	(73)	—	—	1,101	(73)
	$5,723	$(275)	$344	$(6)	$6,067	$(281)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 27, 2014.
As of December 27, 2014, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($4.9 million of the total fair value and $188,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($100,000 of the total fair value and $2,000 of the total unrealized losses).
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

	December 27, 2014		March 29, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$3,981	$3,994	$2,006	$2,017
Due after one year through five years	2,842	2,849	2,908	2,949
Due after five years through ten years	2,532	2,517	924	872
Due after ten years	6,968	7,179	7,707	7,692
	$16,323	$16,539	$13,545	$13,530
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and nine months ended December 27, 2014 were approximately $309,000 and $735,000, respectively. Gross losses realized were approximately $41,000 and $120,000, respectively, for the three and nine months ended December 27, 2014. Gross gains realized on the sales of investment securities for the three and nine months ended December 28, 2013 were approximately $231,000 and $695,000, respectively. Gross losses realized were approximately $56,000 and $140,000, respectively, for the three and nine months ended December 28, 2013.
4. Inventories
Inventories consist of the following (in thousands):

	December 27, 2014	March 29, 2014
Raw materials	$25,906	$22,571
Work in process	7,104	6,835
Finished goods and other	38,824	40,323
	$71,834	$69,729
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

	December 27, 2014	March 29, 2014
Loans held for investment (acquired as part of the Palm Harbor transaction)	$80,244	$87,596
Loans held for investment (originated after the Palm Harbor transaction)	5,478	1,885
Loans held for sale	11,444	6,741
Construction advances	3,818	2,403
Consumer loans receivable	100,984	98,625
Deferred financing fees and other, net	(591)	(341)
Consumer loans receivable, net	$100,393	$98,284

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

	December 27, 2014	March 29, 2014
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$199,504	$223,388
Purchase discount
Accretable	(72,917)	(77,737)
Non-accretable	(46,186)	(57,672)
Less consumer loans receivable reclassified as other assets	(157)	(383)
Total acquired consumer loans receivable held for investment, net	$80,244	$87,596
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
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Balance at the beginning of the period	$75,301	$83,817	$77,737	$91,291
Accretion	(2,806)	(2,980)	(8,550)	(9,143)
Reclassifications from (to) non-accretable discount	422	(34)	3,730	(1,345)
Balance at the end of the period	$72,917	$80,803	$72,917	$80,803
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
The following table disaggregates gross consumer loans receivable as of December 27, 2014, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$1,055	$605	$791	$—	$—	$2,451
620-719	15,486	10,617	3,231	—	20	29,354
720+	17,339	11,267	2,022	—	22	30,650
Subtotal	33,880	22,489	6,044	—	42	62,455
Conforming mortgages
0-619	—	—	168	—	—	168
620-719	—	—	2,193	2,613	8,147	12,953
720+	—	—	120	1,205	3,255	4,580
Subtotal	—	—	2,481	3,818	11,402	17,701
Non-conforming mortgages
0-619	92	717	1,910	—	—	2,719
620-719	1,523	5,937	3,980	—	—	11,440
720+	1,860	3,776	1,018	—	—	6,654
Subtotal	3,475	10,430	6,908	—	—	20,813
Other loans
Subtotal	—	—	15	—	—	15
	$37,355	$32,919	$15,448	$3,818	$11,444	$100,984
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-one percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 27, 2014.
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
Inventory finance notes receivables, net, consist of the following by class of financing notes receivable (in thousands):

	December 27, 2014	March 29, 2014
Direct inventory finance notes receivable	$18,772	$19,879
Participation inventory finance notes receivable	2,153	1,568
Allowance for loan loss	(117)	(139)
	$20,808	$21,308
The Company evaluates the potential for loss from its participation inventory finance programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either December 27, 2014 or March 29, 2014.
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

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Balance at beginning of period	$134	$206	$139	$350
Provision for inventory finance credit losses	(17)	(24)	(22)	(122)
Loans charged off, net of recoveries	—	11	—	(35)
Balance at end of period	$117	$193	$117	$193

The following table disaggregates inventory finance notes receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 27, 2014	March 29, 2014	December 27, 2014	March 29, 2014
Inventory finance notes receivable:
Collectively evaluated for impairment	$11,543	$12,202	$—	$—
Individually evaluated for impairment	7,229	7,677	2,153	1,568
	$18,772	$19,879	$2,153	$1,568
Allowance for loan loss:
Collectively evaluated for impairment	$(117)	$(126)	$—	$—
Individually evaluated for impairment	—	(13)	—	—
	$(117)	$(139)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At December 27, 2014, the Company was not aware of any potential problem loans that would have a material effect on the inventory finance receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered. The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Inventory Finance		Participation Inventory Finance
	December 27, 2014	March 29, 2014	December 27, 2014	March 29, 2014
Risk profile based on payment activity:
Performing	$18,643	$19,477	$2,153	$1,568
Watch list	—	—	—	—
Nonperforming	129	402	—	—
	$18,772	$19,879	$2,153	$1,568
The Company has concentrations of inventory finance notes receivable related to factory-built homes located in the following states, measured as a percentage of inventory finance receivables principal balance outstanding:

	December 27, 2014	March 29, 2014
Texas	31.1%	14.9%
Florida	26.2%	24.4%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the inventory finance receivables in any other states as of December 27, 2014 or March 29, 2014, respectively. As of December 27, 2014 and March 29, 2014, the Company also has concentrations of inventory finance notes receivable with one independent third-party and its affiliates that equal 25.7% and 33.4%, respectively, of the principal balance outstanding, all of which is secured.

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

	December 27, 2014	March 29, 2014
Property, plant and equipment, at cost:
Land	$20,953	$22,098
Buildings and improvements	24,419	25,909
Machinery and equipment	16,394	15,908
	61,766	63,915
Accumulated depreciation	(16,994)	(15,688)
Property, plant and equipment, net	$44,772	$48,227
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the nine months ended December 27, 2014 and December 28, 2013, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years and insurance policies and renewal rights over 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	December 27, 2014			March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(4,712)	1,488	6,200	(3,767)	2,433
Technology	900	(346)	554	900	(275)	625
Insurance policies and renewal rights	374	(91)	283	374	(73)	301
Total goodwill and other intangible assets	$82,170	$(5,149)	$77,021	$82,170	$(4,115)	$78,055
Amortization expense recognized on intangible assets was $345,000 and $1,034,000 during the three and nine months ended December 27, 2014, respectively. Amortization expense of $345,000 and $1,035,000 was recognized during the three and nine months ended December 28, 2013, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 27, 2014	March 29, 2014
Salaries, wages and benefits	$17,520	$15,780
Unearned insurance premiums	12,298	11,326
Customer deposits	11,916	10,827
Estimated warranties	9,416	9,262
Deferred margin	3,598	4,074
Accrued volume rebates	3,478	2,540
Accrued insurance	3,177	4,082
Liabilities related to consumer loans sold	2,445	3,435
Reserve for repurchase commitments	1,835	1,845
Insurance loss reserves	1,698	986
Other	7,942	9,362
	$75,323	$73,519

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

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Balance at beginning of period	$9,393	$8,670	$9,262	$8,202
Charged to costs and expenses	3,014	3,005	9,264	8,523
Payments and deductions	(2,991)	(2,800)	(9,110)	(7,850)
Balance at end of period	$9,416	$8,875	$9,416	$8,875
11. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	December 27, 2014	March 29, 2014
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$30,187	$33,291
Securitized financing 2007-1	33,618	36,761
Other secured financings	3,812	—
Total securitized financings and other, net	$67,617	$70,052
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

	December 27, 2014	March 29, 2014
Securitized financings – contractual amount	$77,952	$85,251
Purchase discount
Accretable	(14,147)	(15,199)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$63,805	$70,052
(1) There is no non-accretable purchase discount as the contractual payments on acquired securitized financing are determined by the cash collections from the underlying loans.

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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Balance at the beginning of the period	$15,142	$18,443	$15,199	$19,916
Accretion	(944)	(1,115)	(3,039)	(3,353)
Adjustment to cash flows	(51)	(18)	1,987	747
Balance at the end of the period	$14,147	$17,310	$14,147	$17,310
On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of December 27, 2014, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of December 27, 2014, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace's securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 27, 2014, the cumulative loss ratio was within the specified levels for the 2005-1 and 2007-1 securitized portfolios.
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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	December 27, 2014		December 28, 2013
	Written	Earned	Written	Earned
Direct premiums	$3,162	$3,287	$3,319	$3,317
Assumed premiums—nonaffiliate	4,463	4,823	3,754	3,925
Ceded premiums—nonaffiliate	(2,518)	(2,518)	(2,536)	(2,536)
Net premiums	$5,107	$5,592	$4,537	$4,706

	Nine Months Ended
	December 27, 2014		December 28, 2013
	Written	Earned	Written	Earned
Direct premiums	$9,926	$9,551	$9,060	$7,847
Assumed premiums—nonaffiliate	14,713	13,835	12,067	11,141
Ceded premiums—nonaffiliate	(7,275)	(7,275)	(5,995)	(5,995)
Net premiums	$17,364	$16,111	$15,132	$12,993
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
13. Income Taxes
The Company's deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes and differences in the acquired basis of certain assets, and its deferred tax liabilities primarily result from tax amortization of goodwill and other intangible assets. During the nine months ended December 27, 2014, the Company utilized net operating losses generated in previous years, which affected deferred tax assets and additional paid in capital.
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
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the IRS for years before fiscal year 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.

14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $24.1 million at December 27, 2014, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.8 million at December 27, 2014 and March 29, 2014, related to the commitments pertaining to these agreements.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 27, 2014	March 29, 2014
Construction loan contract amount	$10,864	$5,623
Cumulative advances	(3,818)	(2,403)
Remaining construction contingent commitment	$7,046	$3,220
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $890,000 and $926,000 as of December 27, 2014 and March 29, 2014, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.

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
As of December 27, 2014 CountryPlace had outstanding IRLCs with a notional amount of $6.7 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and nine months ended December 27, 2014, CountryPlace recognized gains of $11,000 and $38,000, respectively, on the outstanding IRLCs. During the three and nine months ended December 28, 2013, CountryPlace recognized losses of $63,000 and $26,000, respectively, on the outstanding IRLCs.
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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and nine months ended December 27, 2014, CountryPlace recognized losses of $31,000 and $67,000, respectively, on forward sales and whole loan sale commitments. During the three and nine months ended December 28, 2013, CountryPlace recognized gains of $182,000 and $35,000, respectively, on forward sales and whole loan sale commitments.
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

15. Stockholders' Equity
The following table represents changes in stockholders' equity for the nine months ended December 27, 2014 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2014	8,844,824	$88	$232,081	$57,828	$436	$290,433
Stock option exercises and associated tax benefits	12,625	1	4,098	—	—	4,099
Share-based compensation	—	—	1,408	—	—	1,408
Net income	—	—	—	17,864	—	17,864
Other comprehensive income (1)	—	—	—	—	(34)	(34)
Balance, December 27, 2014	8,857,449	$89	$237,587	$75,692	$402	$313,770

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax on available-for-sale investments were $53,000 for the nine months ended December 27, 2014.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company's common stock, of which 139,921 shares were still available for grant at December 27, 2014. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and nine months ended December 27, 2014 was $294,000 and $1.4 million, respectively. The Company recorded stock-based compensation expense of $226,000 and $2.2 million for the three and nine months ended December 28, 2013, respectively.
As of December 27, 2014, total unrecognized compensation cost related to stock options was approximately $1.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2.95 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the nine months ended December 27, 2014:

Number of Shares
Outstanding at March 29, 2014	443,900
Granted	80,730
Exercised	(12,625)
Canceled or expired	(3,275)
Outstanding at December 27, 2014	508,730
Exercisable at December 27, 2014	349,500
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

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net income attributable to Cavco common stockholders	$6,638	$5,892	$17,864	$12,028
Weighted average shares outstanding:
Basic	8,857,449	8,838,832	8,852,822	8,070,619
Common stock equivalents—treasury stock method	159,136	152,840	162,714	112,507
Diluted	9,016,585	8,991,672	9,015,536	8,183,126
Net income per share attributable to Cavco common stockholders:
Basic	$0.75	$0.67	$2.02	$1.49
Diluted	$0.74	$0.66	$1.98	$1.47
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 27, 2014 were 16,512 and 2,722, respectively. There were 4,932 and 5,021 anti-dilutive common stock equivalents excluded for the three and nine months ended December 28, 2013.

18. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	December 27, 2014		March 29, 2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available for sale securities (1)	$22,632	$22,632	$19,802	$19,802
Non-marketable equity investments (2)	6,467	6,467	5,652	5,652
Consumer loans receivable (3)	100,393	130,953	98,284	131,384
Interest rate lock commitment derivatives (4)	24	24	(14)	(14)
Forward loan sale commitment derivatives (4)	(42)	(42)	24	24
Inventory finance receivable (5)	20,808	20,808	21,308	21,308
Securitized financings (6)	67,617	72,262	70,052	74,574
Mortgage servicing rights (7)	395	395	350	350

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	December 27, 2014
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$2,390	$—	$2,390	$—
Mortgage-backed securities (1)	3,694	—	3,694	—
Securities issued by states and political subdivisions (1)	7,376	—	7,376	—
Corporate debt securities (1)	3,079	—	3,079	—
Marketable equity securities (1)	5,043	5,043	—	—
Interest rate lock commitment derivatives (2)	24	—	—	24
Forward loan sale commitment derivatives (2)	(42)	—	—	(42)
Mortgage servicing rights (3)	395	—	—	395

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 27, 2014. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 27, 2014
	Total	Level 1	Level 2	Level 3
Loans held for investment	$115,022	$—	$—	$115,022
Loans held for sale	12,113	—	12,113	—
Loans held—construction advances	3,818	—	—	3,818
Inventory finance receivable	20,808	—	—	20,808
Securitized financings	72,262	—	72,262	—
Non-marketable equity investments	6,467	—	—	6,467

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of December 27, 2014.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the nine months ended December 27, 2014.
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

	December 27, 2014	March 29, 2014
Number of loans serviced with MSRs	3,167	2,743
Weighted average servicing fee (basis points)	30.03	30.54
Capitalized servicing multiple	36.03%	35.77%
Capitalized servicing rate (basis points)	10.82	10.93
Serviced portfolio with MSRs (in thousands)	$365,299	$320,462
Mortgage servicing rights (in thousands)	$395	$350
19. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net revenue:
Factory-built housing	$133,648	$126,294	$386,291	$366,349
Financial services	13,284	12,023	39,120	35,781
	$146,932	$138,317	$425,411	$402,130
Income before income taxes:
Factory-built housing	$9,864	$7,420	$29,308	$21,501
Financial services	3,934	3,727	8,268	8,722
General corporate charges	(3,246)	(2,643)	(9,382)	(8,951)
	$10,552	$8,504	$28,194	$21,272

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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are a leading producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes and Palm Harbor Homes. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
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
The backlog of sales orders at December 27, 2014 varied among our 15 factories, but in total was approximately $53.4 million, compared to $26.0 million at December 28, 2013.
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
In addition, recently we were listed as number 13 on Forbes® Magazine’s list of "America's Best Small Companies 2014." Since 1979, Forbes has been compiling a list of their top 100 small companies from all industry segments based on their history of consistent sales and earnings growth.
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

On January 10, 2014, CFPB rules amending the Truth in Lending Act ("TILA") and the Real Estate Settlement Procedures Act became effective. These rules amend Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
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
Additionally, The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rule requires creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule on December 30, 2014 and loans secured by manufactured homes are exempt from the rule until July 18, 2015. Although the cost and other effects of these new requirements are not yet known, some prospective home buyers may be deterred from completing a manufactured home purchase.
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
Results of Operations
Three and nine months ended December 27, 2014 compared to December 28, 2013
Net Revenue. Total net revenue increased 6.2% to $146.9 million for the three months ended December 27, 2014 compared to $138.3 million for the comparable quarter last year. For the nine months ended December 27, 2014, net revenue increased 5.8% to $425.4 million from $402.1 million for the same period last year.
Factory-built housing net revenue increased 5.8% to $133.6 million for the three months ended December 27, 2014 from $126.3 million for the comparable quarter last year. For the nine months ended December 27, 2014, factory-built housing net revenue increased 5.4% to $386.3 million from $366.3 million for the same period last year. The higher net revenue in this segment was driven primarily by an 8.1% and 3.2% increase in the number of homes sold during the three and nine months ended December 27, 2014, respectively. Home sales were 2,569 for the three months ended December 27, 2014, versus 2,376 for the same period last year. For the nine months ended December 27, 2014, home sales were 7,443 versus 7,214 for the same period last year.
The financial services segment net revenue, consisting of CountryPlace and Standard Casualty, increased 10.5%, contributing net revenue of $13.3 million for the three months ended December 27, 2014, compared to $12.0 million for the three months ended December 28, 2013. For the nine months ended December 27, 2014, financial services net revenue increased 9.3% to $39.1 million from $35.8 million for the same period last year.
Gross Profit. Gross profit as a percent of net revenue decreased to 21.6% for the three months ended December 27, 2014 from 22.8% for the same period last year. Gross profit as a percent of net revenue increased to 22.4% for the nine months ended December 27, 2014 from 22.6% last year. The changes result from variations in the product mix in factory-built housing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $22.0 million, or 15.0% of net revenue, for the three months ended December 27, 2014, versus $22.0 million, or 15.9% of net revenue, for the same period last year. For the nine months ended December 27, 2014, selling, general and administrative expenses were $66.5 million, or 15.6% of net revenue, from $66.6 million, or 16.6% of net revenue last year. In the current period, the Company experienced better utilization of these expenses on higher sales volume.

Interest Expense. Interest expense was $1.1 million and $1.2 million for the three months ended December 27, 2014 and December 28, 2013, respectively. For the nine months ended December 27, 2014, interest expense was $3.4 million compared to $3.7 million for the nine months ended December 28, 2013. Interest expense consisted primarily of debt service on securitized financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased in connection with continued principal reductions of the securitized financings.
Other Income, net. Other income primarily represents interest income earned on inventory finance notes receivable and gains and losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income increased to $1.8 million for the three months ended December 27, 2014 as compared to $0.2 million for the comparable quarter last year. For the nine months ended December 27, 2014 and December 28, 2013, other income was $3.0 million and $0.7 million, respectively. During the quarter ended December 27, 2014, the Company sold two inactive manufacturing facilities, one located in Woodland, California and one in Albemarle, North Carolina. The net gain on these two sales was $1.3 million and was recorded in other income, net.
Income Before Income Taxes. Income before income taxes increased to $10.6 million for the three months ended December 27, 2014, compared to $8.5 million for the comparable quarter last year. For the nine month period ended December 27, 2014, income before income taxes increased to $28.2 million compared to $21.3 million for the same period last year.
Income Taxes. For the three month period ended December 27, 2014, the effective income tax rate was approximately 37.1% compared to 30.7% for the three months ended December 28, 2013. The lower rate in the prior quarter is the result of certain manufacturing specific deductions and tax credits. For the nine months ended December 27, 2014, the effective income tax rate was approximately 36.6%, compared to 31.9% for the same period last year.
Net Income. Net income attributable to Cavco stockholders for the three months ended December 27, 2014 was $6.6 million compared to $5.9 million the same quarter last year. For the nine months ended December 27, 2014, net income attributable to Cavco stockholders was $17.9 million, compared to $12.0 million for the comparable period last year. Results for the nine months ended of the prior fiscal year include a deduction of $2.5 million from net income attributable to redeemable noncontrolling interest, which was eliminated in July 2013 as a result of the buyout of all redeemable noncontrolling interest.
Liquidity and Capital Resources
We believe that cash and cash equivalents at December 27, 2014, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. Because of the Company's sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $17.6 million of cash during the nine months ended December 27, 2014, compared to $26.7 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, utilization of deferred tax assets, principle payments received on consumer loans receivable and higher accounts payable, and wage and unearned insurance premium accruals, offset by increases in net loan originations. Cash provided by operating activities during the prior year was primarily the result of cash generated by operating income before non-cash charges, principal payments collected on consumer loans receivable, as well as increased wage, unearned insurance premium and volume rebate accruals.

Investing activities provided $0.9 million of cash during the nine months ended December 27, 2014, compared to a use of $5.6 million of cash during the same period last year. In the current period, cash was primarily provided by sales of property, plant and equipment, including assets held for sale and the sale of publicly-traded securities by our insurance subsidiary from its investment portfolio, offset by that subsidiary's investment purchases. In the prior period, cash was used in investing activities, primarily from the purchase of publicly-traded securities for our subsidiary's investment portfolio, partially offset by that subsidiary's investment sales. Cash was also used by investing activities in each period for building improvements and the purchase of production equipment.
Financing activities provided $0.7 million in cash during the nine months ended December 27, 2014 primarily resulting from tax benefits from stock option exercises now able to be realized and loan sales accounted for as other secured financings, offset by cash used to repay securitized financings. Financing activities required the use of $9.4 million in cash during the nine months ended December 28, 2013, consisting primarily of cash used to repay securitized financings.
CountryPlace's securitized debt is subject to provisions which may require acceleration of debt repayment. If cumulative loss ratios exceed levels specified in the respective pooling and servicing agreements for the 2005-1 and 2007-1 securitizations, repayment of the principal of the related Class A bonds is accelerated until cumulative loss ratios return to specified levels. During periods when cumulative loss ratios exceed the specified levels, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety are applied to reduce the debt. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 27, 2014, the cumulative loss ratio was within the specified levels for the 2005-1 and 2007-1 securitized portfolios.
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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace's level of loans held for investment as of December 27, 2014 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's portfolio by approximately $5.7 million.
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of December 27, 2014, CountryPlace had outstanding IRLCs with a notional amount of $6.7 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of December 27, 2014 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $318,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 27, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended December 27, 2014, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	February 3, 2015
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Vice President, Treasurer and	February 3, 2015
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended December 27, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements