Form 10-K
period 2015-03-28
CAVCO INDUSTRIES INC
filed 2015-06-10
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2015
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
(Address of principal executive offices, including zip code)
602-256-6263
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The Nasdaq Stock Market LLC (Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 27, 2014 (based on the closing price on the Nasdaq Stock Market, LLC on September 27, 2014) was $268,794,096. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 5, 2015, 8,867,684 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 28, 2015

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, which include Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes and Chariot Eagle. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Our mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
We construct our homes using an assembly-line process in which each module or floor section is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization, as requested by our customers. The Company operates 19 homebuilding facilities located in the Pacific, Mountain, Midwest, South Central and South Atlantic regions. These factories range in size from 41,000 to 341,000 square feet.
We distribute our homes through 45 Company-owned retail outlets and a network of independent distribution points in 40 states, Canada, Japan and Mexico. A significant number of these independent distribution points are located in Arizona, California, Florida and Texas. Thirty-two of the Company-owned retail stores are located in Texas. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook."
CountryPlace originates single-family residential mortgages and services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured home chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is approved by the Government National Mortgage Association ("GNMA" or "Ginnie Mae") to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, the Federal National Mortgage Association ("FNMA" or "Fannie Mae"). A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 5 to the Consolidated Financial Statements).
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
See Note 21 to the Consolidated Financial Statements for financial information regarding our business segments (factory-built housing and financial services), both of which are discussed below.

Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2014 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD (“HUD code”), accounted for an estimated 12.8% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute ("MHI"), during calendar year 2014, our industry shipped approximately 64,000 HUD code manufactured homes. This followed approximately 60,000 homes shipped in 2013, 55,000 in 2012, 52,000 in 2011 and 50,000 shipped in calendar year 2010, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2006 to 2014 were less than the annual home shipments for each of the 40 years from 1963 to 2005. For the past 10 and 20-year periods, annual home shipments averaged 77,000 and 171,000, respectively. While industry HUD code manufactured home shipments improved modestly during the three most recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
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
As a result of the foregoing factors, and based on industry data as of the end of 2014, the number of active industry manufacturing facilities was 125, a decrease of 198 facilities since the end of 1999, representing a 61% reduction. Weak industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
Business Strategies
Our marketing strategy is to offer a line of manufactured homes that appeal to a wide range of home buyers. Our principal focus is on two large and diverse markets, which include the sale of high-value homes to entry-level and move-up buyers and to persons age 55 and older. We also market to special niches such as subdivision developers and vacation home buyers.
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
The purchase of the Fleetwood Homes, Inc. ("Fleetwood") and Palm Harbor Homes, Inc. ("Palm Harbor") assets in August 2009 and April 2011, respectively, provided further operating capacity, increased home production capabilities and distribution and entry into financial and insurance businesses specific to the Company’s industry, allowing the Company to be vertically integrated. The transactions further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South Central and Mid-Atlantic regions.
In addition, the purchase of Chariot Eagle, LLC ("Chariot Eagle") and Fairmont Homes, LLC ("Fairmont Homes"), in March 2015 and May 2015, respectively, provides for further operating capacity, increased home production capabilities and distribution into new markets such as the Midwest, the western Great Plains states, the Northeast and several provinces in Canada. These operations included manufacturing facilities in Ocala, Florida; Nappanee, Indiana; and two factories in Montevideo, Minnesota. As these acquisitions occurred subsequent to the current year end, the results of operations for these businesses are not included in our fiscal year 2015 results of operations.
Products
We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes and Chariot Eagle. The Company is also a leading producer of modular homes, built primarily under the Nationwide Homes brand, as well as park model RVs, vacation cabins and systems-built commercial structures.
Approximately 80% of our products are constructed in accordance with the HUD code. We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, are primarily used as vacation dwellings and seasonal living, and are placed in planned communities, recreational home parks and resorts. We produce a wide variety of modular homes, which include single and multi-section/modular ranch-style dwellings, split-level homes, Cape Cod style homes, two and three story homes and multi-family units. We also build commercial modular structures including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which we build our residential homes using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as homes and are often set by crane and finished at the site.
We produce our residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal years 2015 and 2014, we sold 9,999 and 9,537 homes, respectively.
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

We are focused on building quality, energy efficient homes for the modern home buyer. Green building involves the creation of an energy efficient envelope, including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, generally lower utility costs, specially designed ventilation systems, best use of space and passive solar orientation.
Our manufactured homes are constructed and equipped at our factories. The finished home is then primarily transported by independent trucking companies either to a retail sales center, planned community, housing development, work site or the customer's site. Retailers or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although our manufactured homes are designed to be transportable, very few are moved from their original site after installation.
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
Factory-built Housing
Manufacturing Operations. Our homes are constructed in plant facilities using an assembly-line process employing from 50 to 250 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate 19 manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 41,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned distributors, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six production days. During the fiscal quarters ended March 28, 2015 and March 29, 2014, our rates of production were approximately 61 and 58 home sections per day, respectively.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities serves between 10 to 93 retailers along with a large number of one-time purchasers. Because we produce homes to fill existing wholesale orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We buy these materials from various third-party manufacturers and distributors. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements.

At March 28, 2015, we had a backlog of home orders with wholesale sales values of approximately $47.4 million, compared to a backlog of $33.6 million at March 29, 2014. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.
Revenue and Distribution. The following table sets forth the number and proportion of homes sold by us through Company-owned and independent distribution channels during the last three fiscal years, as well as the number of Company-owned centers at the end of the applicable period. The distribution channels are as follows:

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Factory-built homes sold:
by Company-owned retail sales centers	2,139	2,127	1,933
to independent retailers, builders, communities & developers	7,860	7,410	6,465
Total homes sold	9,999	9,537	8,398
Percentage of factory-built homes sold:
by Company-owned stores	21%	22%	23%
to independent retailers, builders, communities & developers	79%	78%	77%
Number of Company-owned retail centers at the end of the period	45	47	50
Independent Retailers, Builders, Communities and Developers. As of March 28, 2015, we had a network of independent distribution points, of which 27% were in Texas, 11% in Arizona and 7% in California. The remaining 55% were in 37 other states, Canada, Japan and Mexico. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing revenue during any fiscal year within the three-year period ended March 28, 2015.
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
Independent retailers frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the retailer's lender for each home ordered. We then manufacture the home and it is shipped at the retailer's expense. Payment is due from the lender upon shipment of the product to the retailer. For a description of wholesale floor plan financing arrangements used by independent retailers and our obligations in connection with these arrangements, see "Financing—Commercial Financing" below.

Company-Owned Retail Sales Centers. As of March 28, 2015, we had a total of 45 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma, Louisiana, Virginia, North Carolina and Florida. Thirty-two of the Company-owned retail stores are located in Texas. Our Company-owned sales centers are generally located on a main road or highway for high visibility. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or they may order a home that will be built at a manufacturing facility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. As of March 28, 2015, Company-owned sales centers had an average inventory of 17 new homes per location. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. We internally finance our inventories.
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
All of CountryPlace’s loan contracts held are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 27 states, including Texas, Florida, New Mexico, Arizona and Alabama.
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
Financing
Commercial Financing. Certain of our wholesale factory-built housing sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $28.3 million as of March 28, 2015 compared to $25.5 million as of March 29, 2014. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve, and in some cases, require the financial involvement of the Company. As a result, the Company has entered into certain commercial loan programs whereby the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors of our products under which the Company provides funds for financing purchases (see Note 6 to the Consolidated Financial Statements). The Company’s involvement in commercial loans has increased the availability of manufactured home financing to distributors, communities and developers. We believe that our taking part in the wholesale financing of homes is helpful to the borrowers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
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
Beginning in mid-1999, lenient credit standards for chattel loans originated in prior years resulted in increased numbers of repossessions of manufactured homes and excessive inventory levels at that time. The poor performance of manufactured home loan portfolios made it difficult for consumer finance companies in the industry to obtain long-term capital in the asset-backed securitization market. As a result, many consumer finance companies curtailed their lending or exited the manufactured housing loan industry entirely. Since then, the lenders who remained in the business tightened their credit standards and, in some cases, increased fees and interest rates for chattel loans, which reduced lending volumes and lowered sales volumes of manufactured homes.

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
Competition
The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with approximately 43 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.
In addition to us, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Champion Home Builders, Inc. and Skyline Corporation. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources.
Although many lenders to factory-built home buyers have reduced their volume or exited the business, there are significant competitors to CountryPlace in the markets we serve. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks, such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Triad Finance Corporation; and CU Factory Built Lending, LP. Certain of these competitors are larger than CountryPlace and have access to substantially more capital and cost efficiencies.
The market for homeowners insurance is highly competitive. Standard Casualty competes principally in property and casualty insurance for owners of manufactured homes with companies such as National Lloyds and Columbia Lloyds. We compete based on price, the breadth of our product offerings, product features, customer service, claim handling and use of technology.

Government Regulation
Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, or the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. In 1994, the codes were amended and expanded to, among other things, address specific requirements for homes destined for geographic areas subject to severe weather conditions. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to periodic change. Our manufacturing facilities, and the plans and specifications of the HUD code manufactured homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model RVs are not subject to HUD regulations, but we believe that our park model RVs meet all present standards of the American National Standards Institute.
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

Our lease specifically refers to the consent decree with the EPA and provides that, as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the 22 years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.
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

On January 10, 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB mortgage finance rules, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside such safe harbor limits. The CFPB rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may also constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The CFPB rules amending the Truth-in-Lending Act ("TILA") and the Real Estate Settlement Procedures Act amend Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
Additionally, the Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule on December 30, 2014 and loans secured by manufactured homes are exempt from the rule until July 18, 2015. Although the cost and other effects of these new requirements are not yet known, some prospective home buyers may be deterred from completing a manufactured home purchase.
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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act") established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators ("MLOs"). MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may have required manufactured housing retailers to alter business practices related to assisting home buyers in securing financing. This may have resulted in penalties assessed against or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers’ inability to secure financing without retailer assistance, or increased costs to home buyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.
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
Employees
We have approximately 3,700 employees. We believe that our relationship with our employees is good.
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
As a result of the foregoing factors, and based on industry data as of the end of 2014, the number of active industry manufacturing facilities was 125, a decrease of 198 plants since 1999, representing a 61% reduction. The availability of consumer financing for the purchase of manufactured homes continues to be constrained. If current industry conditions continue or get materially worse, we may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset, goodwill or other impairment charges.
We may not be able to successfully integrate past acquisitions, including the recent acquisitions of Fairmont Homes and Chariot Eagle and any future acquisition or attain the anticipated benefits, and past acquisitions may adversely impact the Company’s liquidity
We completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood in fiscal year 2010 and of Palm Harbor in fiscal year 2012. Also in fiscal year 2012, we purchased all of the outstanding shares of CountryPlace and Standard Casualty.
On March 30, 2015, we completed the purchase of the business and operating assets of Chariot Eagle, Inc., a Florida based manufacturer of park model RVs and manufactured homes. On May 1, 2015, Cavco acquired certain assets and liabilities of Fairmont Homes. Fairmont Homes is a builder of manufactured and modular homes and park model RVs with manufacturing plants in Indiana and Minnesota.
We may consider other strategic acquisitions if such opportunities arise. The Fleetwood, Palm Harbor, Chariot Eagle and Fairmont Homes transactions, and other acquisitions that we may consider in the future, involve a number of risks, including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of Fleetwood, Palm Harbor, Fairmont Homes and Chariot Eagle or potential future acquisitions. We also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.

Our involvement in vertically integrated lines of business, including manufactured housing consumer finance and insurance, expose the Company to certain risks
CountryPlace offers conforming mortgages to purchasers of factory-built homes sold by Company-owned retail sales centers and independent retailers, builders, communities and developers. CountryPlace is an approved seller/servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract.
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
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Georgia markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home retailers. All insurance policies outside the state of Texas are written on a direct basis through local agents. Property and casualty insurance companies are subject to certain risk-based capital requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on its various risk factors.

Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market
Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted our revenue. Most of the national lenders who have historically provided home-only loans have exited the manufactured housing sector of the home loan industry. Conseco Finance Corp. ("Conseco Finance") was historically one of the largest originators of home-only loans in the manufactured housing industry. In December 2002, Conseco Inc., the parent company of Conseco Finance, filed for bankruptcy protection and ceased its lending activities. In May 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In March 2008, Origen Financial, Inc. announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in January 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders have tightened their loan underwriting standards.
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

While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that are within the safe harbor limits established under the CFPB mortgage finance rules, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside such safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance is also creating constraints in some lender's ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations or the imposition of additional regulations could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The CFPB rules amending the TILA and the Real Estate Settlement Procedures Act became effective. These rules amend Regulation Z by expanding the types of mortgage loans that are subject to the protections of HOEPA, revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Since 1999, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco Finance was historically the largest floor plan lender, previously providing about 25% of the industry's wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests in April 2002 and filed for bankruptcy protection in December 2002. With Conseco Finance's exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry's wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. Textron Financial Corporation and GE Commercial Distribution Finance subsequently exited the business. As a result, the Company’s independent retailers have relied primarily on 21st Mortgage Corporation and smaller national and regional lending institutions that have specialized in providing wholesale floor plan financing to manufactured housing retailers. Floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis.

Our participation in certain financing programs for the purchase of our products by industry distributors and consumers may expose us to additional risk of credit loss, which could adversely impact the Company’s liquidity and results of operations
We are exposed to risks associated with the creditworthiness of certain independent retailers, builders, developers, community owners, inventory financing partners and home buyers, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects. The consequences of such adverse effects could include delinquencies by customers who purchase our product under special financing initiatives, and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded commercial loan notes receivable balances. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

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
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $28.3 million as of March 28, 2015, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
Our operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment levels, employment growth, interest rates, consumer confidence, land availability and development costs, apartment and rental housing vacancy levels, inflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.
We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future
Since becoming a stand-alone public company, we have generated net income each complete fiscal year, except for fiscal year 2010, in which we incurred net losses attributable in substantial part to the downturn affecting the manufactured housing industry, which is discussed in detail above. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this section of the Annual Report. There can be no assurance that we will generate net income in the future.

A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of March 28, 2015, 13% of our total assets consisted of goodwill, all of which is attributable to our manufacturing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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

If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline
During fiscal year 2015, approximately 79% of our wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell our competitors' homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
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
The Company operates 19 homebuilding facilities located in the Pacific, Mountain, Midwest, South Central and South Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 45 company-owned sales centers, 32 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 27 states, including Texas, Florida, New Mexico, Arizona and Alabama.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Georgia markets.
A decline in the economic conditions in Texas, California, Florida and/or Arizona could have a material adverse effect on our results of operations.
Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor-related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets including high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
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
Deterioration in economic conditions in general and continued turmoil in financial markets could reduce our earnings and financial condition
Deterioration in global economic conditions and continued turmoil in financial markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, foreign currency exchange rates and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred in recent years, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse effect on the availability of financing to our customers, causing our revenues to decline.

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

We are subject to extensive regulation affecting the production and sale of manufactured housing, which could adversely affect our profitability.
We are subject to a variety of federal, state and local laws and regulations affecting the production and sale of manufactured housing. Please refer to the section above under the heading “Government Regulation” for a description of many of these laws and regulations. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting our operations are under regular review by governmental bodies and we cannot predict what effect, if any, new laws and regulations would have on us or the manufactured housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, may adversely affect our financial condition or results of operations.

Forward-Looking Statements
This Annual Report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about our plans, strategies and prospects under the headings "Business," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; and the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, economic conditions and consumer confidence, our operational and legal risks, how we may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to our core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Nampa, Idaho	1957	Owned	171,000
Riverside, California	1960	Owned	107,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Austin, Texas	1981	Owned	104,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Montevideo, Minnesota (Plant 1)	1982	Leased	264,000
Montevideo, Minnesota (Plant 2)	1982	Leased	41,000
Nappanee, Indiana (1)	1971	Owned	341,000
Lafayette, Tennessee	1996	Owned	149,000
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Douglas, Georgia	1988	Owned	142,000
Ocala, Florida	1984	Leased	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities:
Martinsville, Virginia	1972	Owned	148,000
Nappanee, Indiana	1971	Leased	77,000
Inactive manufacturing facilities:
Austin, Texas		Owned	77,000
Martinsville, Virginia		Owned	44,000
Plant City, Florida		Owned	94,000
Administrative and other locations:
Phoenix, Arizona		Leased	11,000
Addison, Texas		Leased	24,000
New Braunfels, Texas		Owned	9,000
Nappanee, Indiana		Leased	18,000
(1)This facility was purchased by the Company during fiscal year 2016.

We own the land on which the manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 30, 2016; the Ocala, Florida plant, which is currently leased through March 30, 2017 with options to extend; and the Montevideo, Minnesota plants, which are leased through April 20, 2016 with options to extend. We also own substantially all of the machinery and equipment used at these factories. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. In addition to our production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as ten properties upon which six of our active retail centers are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. We lease office space in Addison, Texas for CountryPlace operations and Palm Harbor administrative support services, pursuant to a lease that expires in 2016. Our Phoenix, Arizona corporate headquarters lease was extended for a period of five years, commencing in February 2013 and expiring in January 2018. The Company has the right to terminate the lease prior to the expiration of the five year term, effective as of any date after January 31, 2016. The Company also leases an administrative office and supply facility in Nappanee, Indiana, expiring in July 2017 with options to extend.
ITEM 3. LEGAL PROCEEDINGS
We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract, breach of express and implied warranties, construction defects, deceptive trade practices, unfair insurance practices, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is a listing of our executive officers as of June 10, 2015, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	64
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

Daniel L. Urness	47
Executive Vice President, Chief Financial Officer and Treasurer since January 2006; Director of Palm Harbor Homes, Inc. since April 2011; Director of Fleetwood Homes, Inc. since August 2009; Interim Chief Financial Officer of the Company from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

Charles E. Lott	67
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

	Sales Price
	High	Low
Year ended March 28, 2015
Fourth Quarter	$81.89	$67.32
Third Quarter	82.32	62.08
Second Quarter	87.90	65.29
First Quarter	85.45	72.03
Year ended March 29, 2014
Fourth Quarter	$84.80	$66.60
Third Quarter	71.63	54.01
Second Quarter	60.34	48.40
First Quarter	51.00	40.43
As of June 5, 2015, the Company had 763 stockholders of record and approximately 3,300 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, we have not paid any dividends on our common stock and we do not expect to pay any dividends in the foreseeable future. The payment of dividends to our stockholders is subject to the discretion of our board of directors and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws.
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

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 28, 2015 with the Nasdaq composite index and a peer group composed of companies with businesses in one or more of Cavco’s primary lines of business, the production and sale of manufactured homes. The companies comprising the peer group are weighted by their respective market capitalization and include the following: Deer Valley Corp., Liberty Homes, Inc. (Class A Common Stock), Nobility Homes, Inc. and Skyline Corporation. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2010 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2010	3/31/2011	3/31/2012	3/30/2013	3/29/2014	3/28/2015
Cavco Industries, Inc.	$100	$132	$136	$139	$230	$220
Nasdaq Composite Index	$100	$116	$129	$136	$173	$204
Peer Group	$100	$109	$49	$37	$47	$35

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

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012	March 31, 2011
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$566,659	$533,339	$452,300	$443,066	$171,827
Cost of sales	440,523	413,856	351,945	347,121	147,549
Gross profit	126,136	119,483	100,355	95,945	24,278
Selling, general and administrative expenses	87,659	87,938	79,313	79,800	21,345
Income from operations	38,477	31,545	21,042	16,145	2,933
Interest expense	(4,587)	(4,845)	(5,973)	(7,265)	—
Other income, net	3,437	1,105	1,579	1,338	2,028
Gain on bargain purchase	—	—	—	22,009	—
Income before income taxes	37,327	27,805	16,648	32,227	4,961
Income tax expense	(13,510)	(9,099)	(6,351)	(2,499)	(889)
Net income	23,817	18,706	10,297	29,728	4,072
Less: net income attributable to redeemable noncontrolling interest	—	2,468	5,334	14,491	1,241
Net income attributable to Cavco common stockholders	$23,817	$16,238	$4,963	$15,237	$2,831

Comprehensive income:
Net income	$23,817	$18,706	$10,297	$29,728	$4,072
Unrealized gain on available-for-sale securities, net of tax	68	82	238	116	—
Comprehensive income	23,885	18,788	10,535	29,844	4,072
Comprehensive income attributable to redeemable noncontrolling interest	—	2,392	5,453	14,549	1,241
Comprehensive income attributable to Cavco common stockholders	$23,885	$16,396	$5,082	$15,295	$2,831

Net income per share attributable to Cavco common stockholders:
Basic	$2.69	$1.97	$0.71	$2.22	$0.43
Diluted	$2.64	$1.94	$0.71	$2.19	$0.41
Weighted average shares outstanding:
Basic	8,854,359	8,262,688	6,956,706	6,877,437	6,637,270
Diluted	9,015,779	8,379,024	7,027,204	6,949,077	6,859,457

	March 28, 2015	March 29, 2014	March 31, 2013	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$96,597	$72,949	$47,823	$41,094	$76,513
Restricted cash, current	9,997	7,213	6,773	6,331	436
Accounts receivable, net	26,994	20,766	18,710	14,871	6,571
Short-term investments	7,106	8,289	6,929	5,377	—
Current portion of consumer loans receivable, net	24,073	19,893	20,188	20,705	—
Current portion of commercial loans receivable, net	2,330	2,941	3,983	1,982	—
Inventories	75,334	69,729	68,805	62,246	16,036
Assets held for sale	—	1,130	4,180	3,903	—
Prepaid expenses and other current assets	14,460	12,623	10,267	7,848	2,495
Debtor-in-possession note receivable	—	—	—	—	40,060
Deferred income taxes, current	8,573	12,313	6,724	6,657	4,997
Total current assets	265,464	227,846	194,382	171,014	147,108
Restricted cash	1,081	1,188	1,179	453	—
Investments	24,813	17,165	10,769	8,825	—
Consumer loans receivable, net	74,085	78,391	90,802	98,594	—
Commercial loans receivable, net	15,751	18,367	18,967	22,699	17,759
Property, plant and equipment, net	44,712	48,227	46,223	50,064	35,993
Goodwill and other intangibles, net	76,676	78,055	79,435	80,915	68,859
Deferred income taxes	—	—	2,742	4,770	—
Total assets	$502,582	$469,239	$444,499	$437,334	$269,719

Total current liabilities	101,471	98,993	87,005	85,505	65,740
Securitized financings and other	60,370	59,865	72,118	80,747	—
Deferred income taxes	20,587	19,948	16,492	16,198	17,491
Redeemable noncontrolling interest	—	—	91,994	86,541	35,819
Total stockholders’ equity	320,154	290,433	176,890	168,343	150,669
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$502,582	$469,239	$444,499	$437,334	$269,719
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, CRG Holdings, LLC, and Fleetwood (Fleetwood includes Palm Harbor, CountryPlace, Standard Casualty, and their subsidiaries). Until July 22, 2013, the Company and its investment partners, Third Avenue Value Fund and an affiliate jointly-owned Fleetwood Homes, Inc. Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood’s inception in 2009. Third Avenue’s financial interest in Fleetwood was reported as a "redeemable noncontrolling interest" in the Consolidated Financial Statements. As discussed in Note 19 to the Consolidated Financial Statements, during the year ended March 29, 2014, Cavco completed the purchase from Third Avenue of all noncontrolling interests in Fleetwood and its subsidiaries. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood businesses and entitling Cavco to all of the associated earnings from that date forward.
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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes and Chariot Eagle. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
Company Growth
From its inception in 1965, Cavco traditionally served affordable housing markets in the southwestern United States primarily through its manufactured home production operations. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held company traded on the Nasdaq Global Select Market under the ticker symbol CVCO.
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
Financial information for Fleetwood was historically included in the Company’s Consolidated Financial Statements and related Notes, as a result of Cavco's management control of Fleetwood. Third Avenue's financial interest in Fleetwood was considered a "redeemable noncontrolling interest," and was designated as such in the Consolidated Financial Statements (see Notes 1 and 19 to the Consolidated Financial Statements). On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement. As a result of the transaction, Cavco owns 100 percent of Fleetwood and the Fleetwood businesses (see Note 20 to the Consolidated Financial Statements). Since the transaction closed, Cavco's ownership of 100% of its subsidiaries entitles the Company to all of the associated earnings, eliminating the need for noncontrolling interest accounting.
On March 30, 2015, the Company purchased the business and operating assets of Chariot Eagle, a Florida-based manufacturer of park model RVs and manufactured homes. This transaction is expected to expand the Company's offering of park model RV product lines and further strengthen our geographic presence in the Southeastern United States.

On May 1, 2015, Cavco acquired certain assets and liabilities of Fairmont Homes. Fairmont Homes, headquartered in Nappanee, Indiana, is a builder of manufactured and modular homes and park model RVs, with manufacturing plants in Indiana and Minnesota. This transaction will provide additional home production capabilities and increased distribution into new markets in the Midwest, the western Great Plains states, the Northeast and several provinces in Canada.
The Company operates 19 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Plant City and Ocala, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States. In addition, our homes are sold through 45 Company-owned retail locations.
We continually review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive response to past and recent acquisitions has been encouraging. We plan to continue our consistent focus on developing synergies among all operations. Overall, we believe that these expansions and ongoing improvements will provide positive long-term strategic benefits for the Company.
Industry and Company Outlook
According to data reported by the MHI, during calendar year 2014, our industry shipped approximately 64,000 HUD code manufactured homes. This followed approximately 60,000 homes shipped in 2013, 55,000 in 2012, 52,000 in 2011 and 50,000 shipped in calendar year 2010, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2004 to 2014 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10 and 20-year periods, annual home shipments averaged 77,000 and 171,000, respectively. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry and the Company continue to operate at relatively low production and shipment levels.
Ongoing economic challenges continue to hinder annual industry and Company home sales. We believe that low employment rates and underemployment among potential home buyers who favor affordable housing and low consumer confidence levels are two of the most significant impediments. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by persistently low employment rates and underemployment. Low consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living, as they may remain concerned about financial stability, and, therefore, may be hesitant to commit to a new home purchase. We believe sales of our products may increase if employment and consumer confidence levels improve from current levels.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 12.4 million between 2015 and 2020. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak household-formation and home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.

Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular and onerous appraisal requirements, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models that may better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.
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
Further, with respect to the general rise in demand for rental housing, we have realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. The Company is responsive to the unique product and related requirements of these home buyers and values the opportunity to provide homes that are well suited for these purposes.
The backlog of sales orders at March 28, 2015 varied among our factories, but in total was $47.4 million, or approximately six weeks of current production levels, compared to $33.6 million at March 29, 2014. The Company's capacity utilization rate was approximately 50% during the fourth quarter of fiscal year 2015, versus 46% during the same quarter last year. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our order backlog to be firm orders.
Inventory financing for the industry’s wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. As a result, the Company has entered into certain commercial loan programs whereby the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 6 to the Consolidated Financial Statements). The Company’s involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our taking part in the wholesale financing is helpful to retailers, communities and developers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.

With manufacturing facilities strategically positioned across the United States, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the federal HUD code, we construct modular homes that conform to state and local codes, park models and cabins and light commercial buildings at many of our manufacturing facilities.
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
We were named the 2015 Manufacturer of the Year by the members of MHI, the factory-built home industry's national trade organization, for the sixth consecutive year. We also received, several product and interior design awards from MHI.
In addition, recently we were listed as number 13 on Forbes® Magazine’s 2014 list of "America's Best Small Companies." Since 1979, Forbes has been compiling a list of their top 100 small companies from all industry segments based on their history of consistent sales and earnings growth.
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

On January 10, 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside such safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may also constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The CFPB rules amending the TILA and the Real Estate Settlement Procedures Act amend Regulation Z by expanding the types of mortgage loans that are subject to the protections of the HOEPA, revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing HPMLs. Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rule requires creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule on December 30, 2014 and loans secured by manufactured homes are exempt from the rule until July 18, 2015. Although the cost and other effects of these new requirements are not yet known, some prospective home buyers may be deterred from completing a manufactured home purchase.
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
Results of Operations
Fiscal Year 2015 Compared to Fiscal Year 2014
Net Revenue. The following table summarizes net revenue for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$513,707	$485,897	$27,810	5.7%
Financial services	52,952	47,442	5,510	11.6%
	$566,659	$533,339	$33,320	6.2%

Factory-built homes sold:
by Company-owned retail sales centers	2,139	2,127	12	0.6%
to independent retailers, builders, communities & developers	7,860	7,410	450	6.1%
Total homes sold	9,999	9,537	462	4.8%

Net revenue per home sold	$51,376	$50,949	$427	0.8%
Factory-built housing segment revenue increased, primarily from higher home sales volume and an increased net revenue per homes sold. The improved home sales volume and net revenue per homes sold resulted from strengthening market conditions.

Financial services segment revenue increased, resulting from 16.1% more insurance policies in force in the current year compared to the prior year as well as an increase of 2.4% in home loan sales volume year over year. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Net revenue per home sold was favorably impacted by an increase in optional home upgrades and a larger proportion of higher price-point homes sold. The overall net revenue per home is a volatile metric, dependent upon several factors. Changes to the net revenue per home are impacted by product mix variability. The product mix is influenced by home buyer tastes and preferences as they select the home type/model, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. The Company's product mix is also subject to seasonal home sales activity fluctuations. Our product prices are also adjusted for the cost and availability of raw materials included in and labor used to produce each home. Another factor that contributes to volatility in the overall net revenue per home, which is unique to the manufactured housing industry, is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, land, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home. For these reasons discussed above, we have experienced, and expect to continue to experience, volatility in the overall net revenue per home.
Gross Profit. The following table summarizes gross profit for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$94,697	$89,120	$5,577	6.3%
Financial services	31,439	30,363	1,076	3.5%
	$126,136	$119,483	$6,653	5.6%

Gross profit as % of Net revenue:	22.3%	22.4%	N/A	(0.1)%
The increase in factory-built housing gross profit is reflective of improved production efficiencies from higher home sales volume.
Gross profit improved for financial services from lower insurance claims as a percentage of insurance premium revenue and loan production operating leverage on increased loan sales volume, but is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.

Selling, General and Administrative Expenses. The following table summarizes Selling, General and Administrative Expenses for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$61,740	$63,443	$(1,703)	(2.7)%
Financial services	14,490	13,460	1,030	7.7%
General corporate charges	11,429	11,035	394	3.6%
	$87,659	$87,938	$(279)	(0.3)%

Selling, general and administrative expenses as % of Net revenue:	15.5%	16.5%	N/A	(1.0)%
Factory-built housing selling, general and administrative expenses decreased from a change in the earnings-based incentive compensation structures and lower stock-based compensation, offset by increased salary expense.
Selling, general and administrative expenses for financial services increased from costs related to higher insurance premium revenue and loan sales volume.
Interest Expense. The following table summarizes Interest Expense for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,587	$4,845	$(258)	(5.3)%
Interest expense, which is all attributable to the Company's financial services segment, consisted primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased because of the connection with the continued principal reductions of the securitization financings.
Other Income, net. The following table summarizes Other Income, net for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Other income, net	$3,437	$1,105	$2,332	211.0%
The majority of Other income, net, is attributable to interest income earned on commercial loans receivable in the factory built housing segment and primarily represents gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income, net increased mainly from the sale of idle real estate properties. During the year ended March 28, 2015, the Company sold inactive manufacturing facilities in Albemarle, North Carolina and Woodland, California and real estate in Lakeland, Florida and Chino Valley, Arizona for a net gain of $1.4 million. The Company also sold miscellaneous property, plant and equipment in the normal course of business.

Income Before Income Taxes. The following table summarizes Income Before Income Taxes for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$36,562	$27,258	$9,304	34.1%
Financial services	12,194	11,582	612	5.3%
General corporate charges	(11,429)	(11,035)	(394)	3.6%
	$37,327	$27,805	$9,522	34.2%
Fiscal Year 2014 Compared to Fiscal Year 2013
Net Revenue. The following table summarizes net revenue for fiscal years 2014 and 2013.

	Year Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$485,897	$408,094	$77,803	19.1%
Financial services	47,442	44,206	3,236	7.3%
	$533,339	$452,300	$81,039	17.9%

Factory-built homes sold:
by Company-owned retail sales centers	2,127	1,933	194	10.0%
to independent retailers, builders, communities & developers	7,410	6,465	945	14.6%
Total homes sold	9,537	8,398	1,139	13.6%

Net revenue per home sold	$50,949	$48,594	$2,355	4.8%
Factory-built housing segment revenue increased, primarily from higher home sales volume and an increased net revenue per home sold. The improved home sales volume and net revenue per home sold resulted from strengthening market conditions.
Financial services segment revenue increased, resulting from 25.9% more insurance policies in force in the current year compared to the prior year. This is partially offset by a 15.7% decrease in home loan sales volume year over year and lower interest income earned on securitized loan portfolios that continue to amortize.
Net revenue per home sold was favorably impacted by an increase in optional home upgrades and a larger proportion of higher price-point homes sold. The overall net revenue per home metric is discussed further above.

Gross Profit. The following table summarizes gross profit for fiscal years 2014 and 2013.

	Year Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$89,120	$70,745	$18,375	26.0%
Financial services	30,363	29,610	753	2.5%
	$119,483	$100,355	$19,128	19.1%

Gross profit as % of Net revenue:	22.4%	22.2%	N/A	0.2%
The increase in factory-built housing gross profit is reflective of improved production efficiencies from higher home sales volume.
Gross profit improved for financial services from lower insurance claims as a percentage of insurance premium revenue, partially offset by reduced loan production operating leverage on decreased loan sales volume and lower interest income earned on securitized loan portfolios that continue to amortize.
Selling, General and Administrative Expenses. The following table summarizes Selling, General and Administrative Expenses for fiscal years 2014 and 2013.

	Year Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$63,443	$58,575	$4,868	8.3%
Financial services	13,460	12,746	714	5.6%
General corporate charges	11,035	7,992	3,043	38.1%
	$87,938	$79,313	$8,625	10.9%

Selling, general and administrative expenses as % of Net revenue:	16.5%	17.5%	N/A	(1.0)%
Factory-built housing and general corporate expenses increased from higher compensation costs primarily as a result of increased commissions and earnings-based incentive compensation from higher home sales volume, and stock-based compensation.
Selling, general and administrative expenses for financial services increased from costs related to higher insurance premium revenue partially offset by lower costs from decreased loan sales volume.

Interest Expense. The following table summarizes Interest Expense for fiscal years 2014 and 2013.

	Year Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,845	$5,973	$(1,128)	(18.9)%
Interest expense, which is all attributable to the Company's financial services segment and consisted primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased in connection with the continued principal reductions of the securitization financings.
Other Income, net. The following table summarizes Other Income, net for fiscal years 2014 and 2013.

	Year Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(Dollars in thousands)
Other income, net	$1,105	$1,579	$(474)	(30.0)%
The majority of Other income, net is attributable to interest income earned on commercial loans receivable in the factory built housing segment and primarily represents gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income, net decreased primarily from impairments recorded on idle real estate properties.
Income Before Income Taxes. The following table summarizes Income Before Income Taxes for fiscal years 2014 and 2013.

	Year Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$27,258	$14,335	$12,923	90.1%
Financial services	11,582	10,305	1,277	12.4%
General corporate charges	(11,035)	(7,992)	(3,043)	38.1%
	$27,805	$16,648	$11,157	67.0%
Liquidity and Capital Resources
We believe that cash and cash equivalents at March 28, 2015, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our business. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Recent acquisitions of Fairmont Homes and Chariot Eagle did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $25.7 million of cash during the year ended March 28, 2015, compared to $46.8 million during the year ended March 29, 2014. Cash provided by operating activities during the year ended March 28, 2015 was primarily the result of cash generated by operating income before non-cash charges, collections of principal payments on consumer loans receivable, utilization of deferred tax assets and higher accounts payable, and wage and unearned insurance premium accruals. These increases were partially offset by net funding of consumer lending operations and increases in accounts receivable and inventories. Cash provided by operating activities during the year ended March 29, 2014 was primarily the result of cash generated by operating income before non-cash charges and collections of principal payments on consumer loans receivable, supplemented by increases in net proceeds from consumer lending operations, accounts payable and wage and unearned insurance premium accruals. These increases were partially offset by increases in prepaid expenses and other current assets.
Consumer loan originations increased $13.7 million to $108.0 million during the year ended March 28, 2015 from $94.3 million during the year ended March 29, 2014. This increase is primarily a result of increased home lending activity. Proceeds from the sale of consumer loans provided $100.4 million in cash, compared to $98.0 million in the previous year, a net increase of $2.4 million. The primary reason for the increase was increased consumer lending activity, offset by an increase in consumer loans held for investment of $3.1 million. The remaining change relates to the timing of loan origination and related sales.
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
As a result of the 2008 credit crisis, national floor plan lenders substantially curtailed their lending activities, and others announced their intention to exit the business. The continuing reduction in available inventory financing has had an adverse effect on the manufactured housing industry and has negatively impacted the ability of our retailers to obtain floor plan financing for home inventory purchases. To further support floor plan availability for our retailers, Cavco has entered into programs to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes and invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 6 to the Consolidated Financial Statements).
Investing activities required the use of $2.1 million of cash during the year ended March 28, 2015, compared to $9.7 million used during the year ended March 29, 2014. Cash used by investing activities in the current period was primarily for purchases of publicly-traded securities by Standard Casualty for its investment portfolio and investments in community-based lending institutions that provide home-only loans to residents of certain manufactured home communities, offset by sales from the Standard Casualty investment portfolio. Cash was provided from the sales of property, plant and equipment, including assets held for sale, partially offset by purchases of property, plant and equipment by the Company. Cash used by investing activities in the prior period was primarily for purchases of publicly-traded securities by Standard Casualty for its investment portfolio and investments in community-based lending institutions that provide home-only loans to residents of certain manufactured home communities, offset by investment sales from the Standard Casualty investment portfolio as well as proceeds from sales of assets held for sale in our factory-built housing segment.
Financing activities provided $49,000 in cash during the year ended March 28, 2015, primarily resulting from $3.7 million in tax benefits from stock option exercises now able to be realized, $3.6 million in loan sales accounted for as other secured financings and $0.5 million from the issuance of common stock under our stock incentive plan, offset by $7.7 million used to repay securitized financings. Financing activities required the use of $12.0 million in cash during the year ended March 29, 2014, consisting of $12.4 million of payments on securitized financings, offset by $0.4 million from the issuance of common stock under our stock incentive plans.

CountryPlace’s securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 28, 2015, the 2005-1 securitized portfolio was within the required overcollateralization level; however, a certain provision pertaining to the 2007-1 securitized portfolio exceeded a specified level, requiring additional overcollateralization. An increase in the specified level of this certain provision is scheduled to occur in October 2015.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 28, 2015, consisting of future payments under securitized financings and non-cancelable operating lease agreements. For additional information related to these obligations, see Notes 11 and 14 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations:
Securitized financing 2005-1 (1)	$35,769	$5,306	$9,266	$21,197	$—
Securitized financing 2007-1 (1)	39,907	4,282	7,033	28,592	—
Commitments for future payments under noncancelable operating leases	6,667	3,366	2,668	633	—
Total contractual obligations	$82,343	$12,954	$18,967	$50,422	$—

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

The following table summarizes our contingent commitments at March 28, 2015, consisting of contingent repurchase obligations, letters of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 14 to the Consolidated Financial Statements.

	Contingent Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Repurchase obligations (1)	$28,288	$23,974	$4,314	$—	$—
Letters of credit (2)	7,100	7,100	—	—	—
Construction contingent commitment (3)	5,515	5,515	—	—	—
Total contractual obligations	$40,903	$36,589	$4,314	$—	$—

(1)
Although the repurchase obligations outstanding at March 28, 2015 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

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
Management believes the following accounting policies are critical to our operating results or may affect significant judgments and estimates used in the preparation of its Consolidated Financial Statements.
Factory-Built Housing Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floor plan financed by the independent retailer through standard industry arrangements, which can include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 14). Revenue from homes sold under commercial loan programs involving funds provided by the Company is either deferred until such time that payment for the related commercial loan receivable is received by the Company or recognized when the home is shipped, depending on the nature of the program and borrower (see Note 6 for discussion of Commercial loans receivable). Retail sales by Company-owned retail locations are recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is reasonably assured.
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing revenue during any fiscal year within the three-year period ended March 28, 2015.

Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
At the Palm Harbor Acquisition Date, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Palm Harbor Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue (see Note 5).
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized as net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized as net revenue when earned.
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. We have a reserve for estimated warranties of $10.0 million and $9.3 million at March 28, 2015 and March 29, 2014, respectively. Construction defect claims may arise during a significant period of time after product completion. Although we maintain general liability insurance and reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims exceeding our current levels could have a material adverse effect on our results of operations.
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

(1)
The Company estimates the fair value of the non-contingent portion of its manufacturer's inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the Company's interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the retailer's interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer's repurchase agreement in force. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.

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
The maximum amount for which the Company was contingently liable under such agreements approximated $28.3 million and $25.5 million at March 28, 2015 and March 29, 2014, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $2.2 million and $1.8 million at March 28, 2015 and March 29, 2014, respectively. The Company made $0.1 million in payments under repurchase commitments during fiscal year 2015 and none in 2014.
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal year 2015, $0.6 million in fiscal year 2014 and none in fiscal year 2013.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 28, 2015, the Company evaluated forecasted taxable profits and determined that, except for certain state net operating loss deferred tax assets, all other deferred tax assets would be utilized in future periods. A valuation allowance of $0.2 million was recorded during fiscal year 2015 against the related deferred tax asset. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. Changes in events or expectations could result in significant adjustments, which could include the recording of additional valuation allowance and material changes to the provision for income taxes.
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
As of March 28, 2015, all of our goodwill is attributable to our factory-built housing reporting unit. We performed our annual goodwill impairment analysis as of March 28, 2015. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we opted to first assess qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal year 2015.
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

The Company considers expected prepayments and default rates and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Palm Harbor acquisition on April 23, 2011 cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield). For additional information, see Note 5 to the Consolidated Financial Statements.
Redeemable Noncontrolling Interest. Since acquiring Fleetwood, financial information for the Fleetwood operations has been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of FASB ASC 810, Consolidation ("ASC 810"). Management determined that, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood, wherein members of Cavco’s management held all of the seats on the Board of Directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest" and was designated as such in the Consolidated Financial Statements (see Notes 1 and 19 to the Consolidated Financial Statements).
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement with Third Avenue (the "Stock Purchase Agreement") (see Note 20 to the Consolidated Financial Statements). As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty. The transaction eliminated the need for noncontrolling interest accounting.
Other Matters
Related Party Transactions. On July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty from Third Avenue. The Company satisfied the purchase price with 1,867,370 shares of Cavco common stock (the "Cavco Shares"). Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850"). Subsequent to the transaction closing, Cavco owns 100 percent of Fleetwood and Third Avenue beneficially owned approximately 22.8% of Cavco's outstanding common stock. As of March 28, 2015, Third Avenue Management LLC beneficially owned approximately 17.4% of our outstanding common shares. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
The Company issued the Cavco Shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. In accordance with the Stock Purchase Agreement, the Company filed a registration statement with the SEC seeking registration of the Cavco Shares. The SEC declared the registration statement effective on October 11, 2013. However, Third Avenue remains subject to certain restrictions on the ability to transfer Cavco Shares, including, among other things, a one-year prohibition on the transfer of the Cavco Shares, except for "Permitted Transfers" (defined in the Stock Purchase Agreement), which includes any single transfer or series of transfers equal to 15% or less of the Cavco Shares. During the Standstill Period (defined below) Cavco has a "right of first offer" to acquire any Cavco Shares that either of the Third Avenue parties wishes to transfer to independent third parties. Additionally, pursuant to the Stock Purchase Agreement, Third Avenue agreed, from and after the closing and continuing until the termination of the Standstill Period, that it would vote all Cavco Shares in accordance with the recommendations of the Company's Board of Directors with respect to any action, proposal or other matter to be voted on by the stockholders of Cavco.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2019, with early application permitted in fiscal year 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.
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
CountryPlace is exposed to market risk related to the accessibility and terms of long-term financing of its loans. In the past, CountryPlace accessed the asset-backed securities market to provide term financing of its chattel and non-conforming mortgage originations. At present, independent asset-backed and mortgage-backed securitization markets are not readily available to CountryPlace and other manufactured housing lenders. Accordingly, CountryPlace has not continued to securitize its loan originations as a means to obtain long-term funding.

We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair market value of these instruments. Assuming the level of these instruments as of March 28, 2015, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$6,112
Commercial loans receivable	$116
Securitized financings	$1,160
In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 28, 2015, CountryPlace had outstanding IRLCs with a notional amount of $8.0 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $0.3 million.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s evaluation under the criteria in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of March 28, 2015.
The effectiveness of the Company’s internal control over financial reporting as of March 28, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 28, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 28, 2015 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated June 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 10, 2015
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see "Election of Directors," and "General-Section 16(a) Beneficial Ownership Reporting Compliance" of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of this Report, which is incorporated in this Item 10 by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company’s executive compensation, see "Election of Directors," and "Compensation Discussion and Analysis" (other than the "Compensation Committee Report") of the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see "Stock Ownership" of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 28, 2015, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	506,980	$44.42	139,921
Equity compensation plans not approved by stockholders	—	—	—
Total	506,980	$44.42	139,921

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see "Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation" of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see "Audit Fees" and "Ratification of Appointment of Independent Auditor" of the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.3*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.3*	Employment Agreement, dated June 30, 2003, between Joseph H. Stegmayer and Cavco	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.3.1*	First Amendment to Employment Agreement, dated March 26, 2007, between Joseph H. Stegmayer and Cavco	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.3.2*	Amendment to Employment Agreement, dated December 29, 2010, between Joseph H. Stegmayer and Cavco	Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010
10.4*	Amended and Restated Employment Agreement, dated June 30, 2011, between Joseph H. Stegmayer and Cavco	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 5, 2011
10.5*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.5.1*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2015	Periodic Report on Form 8-K filed on May 8, 2014
10.5.2*	Executive Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2016	Periodic Report on Form 8-K filed on June 9, 2015
10.6*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.6.1*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2015	Periodic Report on Form 8-K filed on May 8, 2014
10.6.2*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2016	Periodic Report on Form 8-K filed on June 9, 2015
10.7*	President of Palm Harbor Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.8	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.9	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.10	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 23, 2009
10.11	Shareholders’ Agreement by and among FH Holding, Inc. (now known as Fleetwood Homes, Inc.) and its Shareholders dated August 17, 2009	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.1	First Amendment to Shareholders’ Agreement dated November 30, 2010	Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.2	Second Amendment to Shareholders’ Agreement dated June 17, 2011	Exhibit 10.10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.3	Third Amendment to Shareholders’ Agreement dated February 16, 2012	Exhibit 10.10.3 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11.4	Fourth Amendment to Shareholders’ Agreement dated June 5, 2012	Exhibit 10.10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.12	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010	Exhibit 10.1 to the Periodic Report on Form 8-K filed on November 29, 2010
10.13	Security Agreement dated November 29, 2010	Exhibit 10.2 to the Periodic Report on Form 8-K filed on November 29, 2010
10.14	Asset Purchase Agreement dated November 29, 2010	Exhibit 10.3 to the Periodic Report on Form 8-K filed on November 29, 2010
10.15	Stock Purchase Agreement, dated June 14, 2013, by and among Third Avenue Trust, a Delaware Trust, the Whitman High Conviction Fund and Cavco Industries, Inc., a Delaware corporation	Exhibit 2.1 to the Periodic Report on Form 8-K filed on June 14, 2013
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

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

CAVCO INDUSTRIES, INC.

Date:	June 10, 2015	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	June 10, 2015
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	June 10, 2015
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	June 10, 2015

/s/ Steven G. Bunger	Director	June 10, 2015

/s/ David A. Greenblatt	Director	June 10, 2015

/s/ Jack Hanna	Director	June 10, 2015

CAVCO INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 28, 2015 and March 29, 2014	F-3
Consolidated Statements of Comprehensive Income for the Years Ended March 28, 2015, March 29, 2014 and March 30, 2013	F-4
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the Years Ended March 28, 2015, March 29, 2014 and March 30, 2013	F-5
Consolidated Statements of Cash Flows for the Years Ended March 28, 2015, March 29, 2014 and March 30, 2013	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 28, 2015 and March 29, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended March 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 28, 2015 and March 29, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cavco Industries Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 10, 2015

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 28, 2015	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$96,597	$72,949
Restricted cash, current	9,997	7,213
Accounts receivable, net	26,994	20,766
Short-term investments	7,106	8,289
Current portion of consumer loans receivable, net	24,073	19,893
Current portion of commercial loans receivable, net	2,330	2,941
Inventories	75,334	69,729
Assets held for sale	—	1,130
Prepaid expenses and other current assets	14,460	12,623
Deferred income taxes, current	8,573	12,313
Total current assets	265,464	227,846
Restricted cash	1,081	1,188
Investments	24,813	17,165
Consumer loans receivable, net	74,085	78,391
Commercial loans receivable, net	15,751	18,367
Property, plant and equipment, net	44,712	48,227
Goodwill and other intangibles, net	76,676	78,055
Total assets	$502,582	$469,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,805	$15,287
Accrued liabilities	77,076	73,519
Current portion of securitized financings and other	6,590	10,187
Total current liabilities	101,471	98,993
Securitized financings and other	60,370	59,865
Deferred income taxes	20,587	19,948
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,859,199 and 8,844,824 shares, respectively	89	88
Additional paid-in capital	237,916	232,081
Retained earnings	81,645	57,828
Accumulated other comprehensive income	504	436
Total stockholders’ equity	320,154	290,433
Total liabilities and stockholders’ equity	$502,582	$469,239
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net revenue	$566,659	$533,339	$452,300
Cost of sales	440,523	413,856	351,945
Gross profit	126,136	119,483	100,355
Selling, general and administrative expenses	87,659	87,938	79,313
Income from operations	38,477	31,545	21,042
Interest expense	(4,587)	(4,845)	(5,973)
Other income, net	3,437	1,105	1,579
Income before income taxes	37,327	27,805	16,648
Income tax expense	(13,510)	(9,099)	(6,351)
Net income	23,817	18,706	10,297
Less: net income attributable to redeemable noncontrolling interest	—	2,468	5,334
Net income attributable to Cavco common stockholders	$23,817	$16,238	$4,963

Comprehensive income:
Net income	$23,817	$18,706	$10,297
Unrealized gain on available-for-sale securities, net of tax	68	82	238
Comprehensive income	23,885	18,788	10,535
Comprehensive income attributable to redeemable noncontrolling interest	—	2,392	5,453
Comprehensive income attributable to Cavco common stockholders	$23,885	$16,396	$5,082

Net income per share attributable to Cavco common stockholders:
Basic	$2.69	$1.97	$0.71
Diluted	$2.64	$1.94	$0.71
Weighted average shares outstanding:
Basic	8,854,359	8,262,688	6,956,706
Diluted	9,015,779	8,379,024	7,027,204

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders’ Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, March 31, 2012	6,890,796	$69	$131,589	$36,627	$58	$168,343	$86,541
Net income	—	—	—	4,963	—	4,963	5,334
Unrealized gain on available-for-sale securities	—	—	—	—	119	119	119
Stock option exercises and associated tax benefits	77,158	1	2,198	—	—	2,199	—
Stock-based compensation	—	—	1,266	—	—	1,266	—
Balance, March 30, 2013	6,967,954	70	135,053	41,590	177	176,890	91,994
Net income	—	—	—	16,238	—	16,238	2,468
Unrealized gain on available-for-sale securities	—	—	—	—	158	158	(76)
Stock option exercises and associated tax benefits	9,500	—	408	—	—	408	—
Stock-based compensation	—	—	2,353	—	—	2,353	—
Acquisition of noncontrolling interest	1,867,370	18	94,267	—	101	94,386	(94,386)
Balance, March 29, 2014	8,844,824	88	232,081	57,828	436	290,433	—
Net income	—	—	—	23,817	—	23,817	—
Unrealized gain on available-for-sale securities	—	—	—	—	68	68	—
Stock option exercises and associated tax benefits	14,375	1	4,178	—	—	4,179	—
Stock-based compensation	—	—	1,657	—	—	1,657	—
Balance, March 28, 2015	8,859,199	$89	$237,916	$81,645	$504	$320,154	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES
Net income	$23,817	$18,706	$10,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,757	4,000	4,010
Provision for credit losses	(149)	61	453
Deferred income taxes	4,341	563	2,131
Stock-based compensation expense	1,657	2,353	1,266
Non-cash interest income, net	(1,098)	(676)	(636)
Incremental tax benefits from option exercises	(3,679)	(51)	—
Impairment of property, plant and equipment and assets held for sale	—	560	—
(Gain) loss on sale of property, plant and equipment and assets held for sale	(1,558)	70	(7)
Gain on investments and sale of loans	(6,263)	(5,544)	(8,238)
Changes in operating assets and liabilities:
Restricted cash	(3,092)	(449)	(1,168)
Accounts receivable	(6,205)	(2,148)	(3,878)
Consumer loans receivable originated	(107,957)	(94,280)	(111,414)
Principal payments on consumer loans receivable	14,143	15,319	12,288
Proceeds from sales of consumer loans	100,380	98,049	116,310
Inventories	(5,605)	(924)	(6,559)
Prepaid expenses and other current assets	(233)	(2,913)	(2,419)
Commercial loans receivable	3,293	1,866	1,866
Accounts payable and accrued liabilities	10,149	12,195	6,418
Net cash provided by operating activities	25,698	46,757	20,720
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,210)	(2,265)	(755)
Proceeds from sale of property, plant and equipment and assets held for sale	6,035	61	1,796
Purchases of investments	(16,707)	(17,121)	(8,243)
Proceeds from sale of investments	10,783	9,661	5,062
Net cash used in investing activities	(2,099)	(9,664)	(2,140)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	500	357	2,199
Incremental tax benefits from exercise of stock options	3,679	51	—
Net (repayment) proceeds of construction lending line	—	—	(4,550)
Proceeds from secured financings and other	3,573	—	—
Payments on securitized financings	(7,703)	(12,375)	(9,500)
Net cash provided by (used in) financing activities	49	(11,967)	(11,851)
Net increase in cash and cash equivalents	23,648	25,126	6,729
Cash and cash equivalents at beginning of year	72,949	47,823	41,094
Cash and cash equivalents at end of year	$96,597	$72,949	$47,823
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$7,373	$6,803	$6,991
Cash paid during the year for interest	$4,103	$4,709	$5,527
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to acquire noncontrolling interest	$—	$94,386	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The "Commercial loans receivable, net" financial statement line item was renamed from "Inventory finance notes receivable, net" to better represent the nature of these receivables. The Company has evaluated subsequent events after the balance sheet date of March 28, 2015, through the date of the filing of this report with the Securities and Exchange Commission ("SEC").
In fiscal year 2010, the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"), formed a jointly-owned corporation, Fleetwood Homes, Inc. ("Fleetwood") and purchased certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. (the "Fleetwood Acquisition"). Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Note 20 to the Consolidated Financial Statements.
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
Since the Fleetwood Acquisition, financial information for Fleetwood has been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). Management determined that, under U.S. generally accepted accounting principles ("GAAP"), although Fleetwood was previously only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest" and was designated as such in the Consolidated Financial Statements (see Note 19).
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
Subsequent to the end of fiscal year 2015, the Company purchased certain manufactured housing assets and liabilities of Chariot Eagle, LLC and Fairmont Homes, LLC in March 2015 and May 2015, respectively. As such, the results of operations for these businesses are not included in our fiscal year 2015 Consolidated Financial Statements. These operations include manufactured housing production facilities in Ocala, Florida; Nappanee, Indiana; and two factories in Montevideo, Minnesota, and provide for further operating capacity, increased home production capabilities and distribution into new markets.
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

Fiscal Year. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company’s current fiscal year ended on March 28, 2015.
Accounting Estimates. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, commercial loans receivable, accounts payable, certain accrued liabilities and securitized financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of investments classified as held for sale is at fair value as the investments are marked to market (see Note 3). The carrying amount of the Company’s commercial loans receivable fair value is estimated based on the market value of comparable loans. The fair value of consumer loans receivable and securitized financings are both estimated to be greater than carrying value (see Note 17).
Factory-Built Housing Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floor plan financed by the independent retailer through standard industry arrangements, which can include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 14). Revenue from homes sold under commercial loan programs involving funds provided by the Company is either deferred until such time that payment for the related commercial loan receivable is received by the Company or recognized when the home is shipped, depending on the nature of the program and borrower (see Note 6 for discussion of Commercial loans receivable). Retail sales by Company-owned retail locations are recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is reasonably assured.
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our manufacturing revenue during any fiscal year within the three-year period ended March 28, 2015.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
At the Palm Harbor Acquisition Date, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Palm Harbor Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The remaining difference is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue (see Note 5).

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
Accounts Receivable. The Company extends competitive credit terms on a customer-by-customer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers' inability to pay. As of March 28, 2015, allowance for doubtful accounts was $56,000, attributable to factory-built housing operations, compared to $151,000 at March 29, 2014.
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
Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our commercial loans receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $73,000 and $139,000 at March 28, 2015 and March 29, 2014, respectively (see Note 6).
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

Commercial Loans Receivable. The Company’s commercial loans receivable balance consists of amounts loaned by the Company under commercial loan programs for the benefit of our independent retailers and community operators’ home purchasing needs. Under the terms of certain programs, the Company has entered into direct commercial loan arrangements with independent retailers and community operators wherein the Company provides funds to purchase home inventory or homes for placement in communities. In addition, the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of homes. Interest income on commercial loans receivable is recognized as Other income in the Consolidated Statements of Comprehensive Income on an accrual basis.
Inventories. Raw material inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of cost or market, using the specific identification method.
Assets Held for Sale. As of March 28, 2015, the Company has no assets classified as held for sale. During the year ended March 28, 2015, the Company sold an inactive manufacturing facility in Albemarle, North Carolina for $900,000 and real estate in Lakeland, Florida for $415,000, that was previously listed as held for sale in the prior year. The net gain on these two sales was $87,000, which is recorded in Other income, net.
Property, Plant and Equipment. Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 10 to 39 years; and machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. During the year ended March 28, 2015, the Company sold an inactive manufacturing facility in Woodland, California for $4.7 million and real estate in Chino Valley, Arizona for $238,000. The gain on these two sales was $1.3 million, which is recorded in Other income, net. The Company also sold miscellaneous property, plant and equipment in the normal course of business.
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses in fiscal year 2015, $560,000 in fiscal year 2014 and none in fiscal year 2013.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other ("ASC 350"). As such, the Company tests goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. The Company has identified two reporting units, factory-built housing and financial services. As of March 28, 2015, all of the Company's goodwill is attributable to its factory-built housing reporting unit. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
The Company performed its annual goodwill impairment analysis as of March 28, 2015. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company has opted to first assess qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal years 2015 or 2014.

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
Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and is further reduced by the resale value of repurchased homes. The Company applies FASB ASC 460, Guarantees ("ASC 460") and FASB ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20, based on historical information available, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home. Changes in the reserve are recorded as an adjustment to revenue.
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense ("loss") on reported and unreported claims of insured losses. Standard Casualty’s reserving process takes into account known facts and interpretations of circumstances and factors, including Standard’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, Standard Casualty may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $1.8 million as of March 28, 2015, of which $553,000 related to incurred but not reported ("IBNR") losses.
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

Redeemable Noncontrolling Interest. Historically, the Company's subsidiary, Fleetwood Homes, Inc. ("Fleetwood"), was jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"). Third Avenue's financial interest in Fleetwood was reported as a "redeemable noncontrolling interest" in the Consolidated Financial Statements (See Note 19).
On July 22, 2013, Cavco purchased from Third Avenue all noncontrolling interests in Fleetwood, which owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty (the "Fleetwood Businesses"). The Company satisfied the purchase price with 1,867,370 shares of Company common stock issued to Third Avenue. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood Businesses and entitling Cavco to all of the associated earnings from that date forward.
As of March 28, 2015, Third Avenue and its related funds owned approximately 17.4% of our outstanding common shares. Third Avenue and Third Avenue Management LLC are either directly or indirectly under common control. Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850") (See Note 20).
Advertising. Advertising costs are expensed as incurred and were $1.5 million in each of the fiscal years 2015 and 2014 and $1.6 million in fiscal year 2013.
Freight. Substantially all freight costs are recovered from the Company’s retailers. Freight charges of $17.6 million were recognized in net revenue and cost of sales in each of the fiscal years 2015 and 2014 and $14.6 million was recognized for fiscal year 2013.
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
Other Income, net. Other income, net totaled $3.4 million, $1.1 million and $1.6 million for fiscal years 2015, 2014 and 2013, respectively. Other income primarily consists of gains and losses or impairment on property, plant and equipment, including assets held for sale or sold, interest related to commercial loan receivable balances and interest income earned on cash balances.
Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments (see Note 3). Unrealized gains and losses are presented net of tax. Unrealized gain on available-for-sale investments during fiscal year 2015 was $106,000 before tax, with an associated tax amount of $38,000, resulting in a net unrealized gain of $68,000. Unrealized gain on available-for-sale investments during fiscal year 2014 was $126,000, offset by tax effect of $44,000, for a net unrealized gain of $82,000. Unrealized gain on available-for-sale investments during fiscal year 2013 was $362,000 before tax, with an associated tax amount of $124,000, resulting in a net unrealized gain of $238,000.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2019, with early application permitted in fiscal year 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	March 28, 2015	March 29, 2014
Cash related to CountryPlace customer payments to be remitted to third parties	$8,471	$5,371
Cash related to CountryPlace customers payments on securitized loans to be remitted to bondholders	1,425	1,840
Cash related to workers’ compensation insurance held in trust	727	726
Cash related to retail home buyer deposits held in trust	101	10
Other restricted cash	354	454
	$11,078	$8,401
3. Investments
Investments consist of the following (in thousands):

	March 28, 2015	March 29, 2014
Available-for-sale investment securities	$21,283	$19,802
Non-marketable equity investments	10,636	5,652
	$31,919	$25,454
Non-marketable equity investments includes $10.0 million and $5.0 million, as of March 28, 2015 and March 29, 2014, respectively, of contributions to equity-method investments in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities.

The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,952	$1	$(5)	$1,948
Residential mortgage-backed securities	4,342	23	(27)	4,338
State and political subdivision debt securities	7,190	245	(12)	7,423
Corporate debt securities	1,060	2	(4)	1,058
Marketable equity securities	4,962	642	(88)	5,516
Certificates of deposit	1,000	—	—	1,000
	$20,506	$913	$(136)	$21,283

	March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$2,318	$1	$(46)	$2,273
Residential mortgage-backed securities	3,754	13	(149)	3,618
State and political subdivision debt securities	5,923	155	(13)	6,065
Corporate debt securities	1,550	24	—	1,574
Marketable equity securities	4,537	758	(73)	5,222
Certificates of deposit	1,050	—	—	1,050
	$19,132	$951	$(281)	$19,802

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 28, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$499	$—	$698	$(5)	$1,197	$(5)
Residential mortgage-backed securities	438	(2)	330	(25)	768	(27)
State and political subdivision debt securities	1,099	(6)	256	(6)	1,355	(12)
Corporate debt securities	247	(4)	—	—	247	(4)
Marketable equity securities	1,067	(85)	100	(3)	1,167	(88)
	$3,350	$(97)	$1,384	$(39)	$4,734	$(136)

	March 29, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$1,562	$(40)	$344	$(6)	$1,906	$(46)
Residential mortgage-backed securities	2,553	(149)	—	—	2,553	(149)
State and political subdivision debt securities	507	(13)	—	—	507	(13)
Marketable equity securities	1,101	(73)	—	—	1,101	(73)
	$5,723	$(275)	$344	$(6)	$6,067	$(281)
Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at March 28, 2015.
As of March 28, 2015, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($5.4 million of the total fair value and $85,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).
As of March 29, 2014, the Company’s investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($4.7 million of the total fair value and $64,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($478,000 of the total fair value and $9,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 28, 2015		March 29, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,804	$1,821	$2,006	$2,017
Due after one year through five years	2,834	2,844	2,908	2,949
Due after five years through ten years	2,467	2,452	924	872
Due after ten years	7,439	7,650	7,707	7,692
	$14,544	$14,767	$13,545	$13,530
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for fiscal years 2015 and 2014 were approximately $871,000 and $885,000, respectively. Gross losses realized were approximately $254,000 and $320,000 for fiscal years 2015 and 2014, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	March 28, 2015	March 29, 2014
Raw materials	$24,373	$22,571
Work in process	7,271	6,835
Finished goods and other	43,690	40,323
	$75,334	$69,729
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

	March 28, 2015	March 29, 2014
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$77,670	$87,596
Loans held for investment (originated after Palm Harbor Acquisition Date)	5,005	1,885
Loans held for sale	11,903	6,741
Construction advances	4,076	2,403
Consumer loans receivable	98,654	98,625
Deferred financing fees and other, net	(496)	(341)
Consumer loans receivable, net	$98,158	$98,284

As of the date of the Palm Harbor acquisition, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the date of the Palm Harbor transaction as an amount that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue.

	March 28, 2015	March 29, 2014
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$192,523	$223,388
Purchase discount:
Accretable	(73,202)	(77,737)
Non-accretable difference	(41,305)	(57,672)
Less consumer loans receivable reclassified as other assets	(346)	(383)
Total acquired consumer loans receivable held for investment, net	$77,670	$87,596

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected by CountryPlace. As of the balance sheet date, the Company evaluates whether the present value of expected cash flows, determined using the effective interest rate, has decreased from the value at acquisition and, if so, recognizes an allowance for loan loss. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life. The weighted averages of assumptions used in the calculation of expected cash flows to be collected are as follows:

	March 28, 2015	March 29, 2014
Prepayment rate	12.6%	12.0%
Default rate	1.7%	2.4%
Assuming there were a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows, as of March 28, 2015, would decrease by approximately $2.4 million and $6.4 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Year Ended
	March 28, 2015	March 29, 2014
Balance at the beginning of the period	$77,737	$91,291
Additions	—	—
Accretion	(11,230)	(11,973)
Reclassifications from (to) nonaccretable discount	6,695	(1,581)
Balance at the end of the period	$73,202	$77,737

The consumer loans held for investment have the following characteristics:

	March 28, 2015	March 29, 2014
Weighted average contractual interest rate	9.10%	9.09%
Weighted average effective interest rate	9.27%	9.14%
Weighted average months to maturity	178	188
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

The following table disaggregates CountryPlace’s gross consumer loans receivable as of March 28, 2015, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$937	$594	$385	$—	$58	$1,974
620-719	14,907	10,266	3,202	—	—	28,375
720+	16,889	10,845	2,252	—	—	29,986
Other	65	—	349	—	—	414
Subtotal	32,798	21,705	6,188	—	58	60,749
Conforming mortgages
0-619	—	—	167	18	345	530
620-719	—	—	1,505	2,909	6,412	10,826
720+	—	—	10	1,149	2,501	3,660
Other	—	—	—	—	2,587	2,587
Subtotal	—	—	1,682	4,076	11,845	17,603
Non-conforming mortgages
0-619	91	674	1,571	—	—	2,336
620-719	1,467	5,736	3,952	—	—	11,155
720+	1,793	3,717	965	—	—	6,475
Other	—	—	321	—	—	321
Subtotal	3,351	10,127	6,809	—	—	20,287
Other loans
Subtotal	—	—	15	—	—	15
	$36,149	$31,832	$14,694	$4,076	$11,903	$98,654
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-one percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loan receivable as of March 28, 2015.
6. Commercial Loans Receivable and Allowance for Loan Loss
The Company’s commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of our independent retailers, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for the independent retailers, communities and developers’ financed home purchases. The notes are secured by the home as collateral and, in some instances, other security depending on the circumstances. The other terms of direct arrangements vary depending on the needs of the borrower and the opportunity for the Company.

Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivable, net, consist of the following by class of financing notes receivable (in thousands):

	March 28, 2015	March 29, 2014
Direct loans receivable	$15,802	$19,879
Participation loans receivable	2,352	1,568
Allowance for loan loss	(73)	(139)
	$18,081	$21,308
The commercial loans receivable balance has the following characteristics:

	March 28, 2015	March 29, 2014
Weighted average contractual interest rate	6.5%	8.0%
Weighted average months to maturity	6	8
The Company evaluates the potential for loss from its participation loan programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either March 28, 2015 or March 29, 2014.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related loans receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $73,000 and $139,000 at March 28, 2015 and March 29, 2014, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Year Ended
	March 28, 2015	March 29, 2014
Balance at beginning of period	$139	$350
Provision for commercial loan credit losses	(83)	(224)
Loans charged off, net of recoveries	17	13
Balance at end of period	$73	$139

The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Commercial loans receivable:
Collectively evaluated for impairment	$7,229	$12,202	$—	$—
Individually evaluated for impairment	8,573	7,677	2,352	1,568
	$15,802	$19,879	$2,352	$1,568
Allowance for loan loss:
Collectively evaluated for impairment	$(73)	$(126)	$—	$—
Individually evaluated for impairment	—	(13)	—	—
	$(73)	$(139)	$—	$—
Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At March 28, 2015, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At March 28, 2015, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company’s commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Risk profile based on payment activity:
Performing	$15,728	$19,477	$2,352	$1,568
Watch list	—	—	—	—
Nonperforming	74	402	—	—
	$15,802	$19,879	$2,352	$1,568
The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	March 28, 2015	March 29, 2014
Texas	42.4%	14.9%
Arizona	10.4%	10.3%
Florida	0.9%	24.4%
Colorado	—%	22.0%

The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable in any other states as of March 28, 2015 or March 29, 2014, respectively. As of March 28, 2015, the Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable with any one borrower. As of March 29, 2014, the Company had concentrations of commercial loans receivable with one independent third-party and its affiliates that equaled 33.4% of the principal balance outstanding, all of which was secured.
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

	March 28, 2015	March 29, 2014
Property, plant and equipment, at cost:
Land	$21,197	$22,098
Buildings and improvements	24,288	25,909
Machinery and equipment	16,772	15,908
	62,257	63,915
Accumulated depreciation	(17,545)	(15,688)
Property, plant and equipment, net	$44,712	$48,227
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, technology and insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During fiscal years 2015, 2014 and 2013, no impairments were recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 11 years, technology over 7 to 10 years and insurance policies and renewal rights over 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	March 28, 2015			March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$67,346	$—	$67,346	$67,346	$—	$67,346
Trademarks and trade names	6,250	—	6,250	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	74,696	—	74,696	74,696	—	74,696
Finite lived:
Customer relationships	6,200	(5,027)	1,173	6,200	(3,767)	2,433
Technology	900	(369)	531	900	(275)	625
Insurance policies and renewal rights	374	(98)	276	374	(73)	301
Total goodwill and other intangible assets	$82,170	$(5,494)	$76,676	$82,170	$(4,115)	$78,055

Amortization expense recognized on intangible assets was $1.4 million during each of fiscal years 2015 and 2014 and $1.5 million during fiscal year 2013.
Expected amortization for future fiscal years is as follows (in thousands):

2016	$348
2017	254
2018	254
2019	241
2020	240
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 28, 2015	March 29, 2014
Salaries, wages and benefits	$16,186	$15,780
Unearned insurance premiums	13,556	11,326
Customer deposits	13,435	10,827
Estimated warranties	9,953	9,262
Accrued volume rebates	3,266	2,540
Accrued insurance	3,068	4,082
Deferred margin	2,398	4,074
Reserve for repurchase commitments	2,240	1,845
Company repurchase options on certain loans sold	2,063	2,485
Insurance loss reserves	1,774	986
Accrued Taxes	1,089	1,766
Other	8,048	8,546
	$77,076	$73,519
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

	March 28, 2015	March 29, 2014	March 30, 2013
Balance at beginning of period	$9,262	$8,202	$9,456
Charged to costs and expenses	13,083	11,681	10,810
Payments and deductions	(12,392)	(10,621)	(12,064)
Balance at end of period	$9,953	$9,262	$8,202

11. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	March 28, 2015	March 29, 2014
Securitized financing 2005-1	$29,469	$33,291
Securitized financing 2007-1	33,461	36,761
Other secured financings	4,030	—
	$66,960	$70,052
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

	March 28, 2015	March 29, 2014
Securitized financings – contractual amount	$75,058	$85,251
Purchase Discount
Accretable	(12,128)	(15,199)
Non-accretable (1)	—	—
Total securitized financings, net	$62,930	$70,052
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	March 28, 2015	March 29, 2014
Balance at the beginning of the period	$15,199	$19,916
Additions	—	—
Accretion	(4,025)	(4,427)
Adjustment to cash flows	954	(290)
Balance at the end of the period	$12,128	$15,199

On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of March 28, 2015, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of March 28, 2015, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace’s securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal repayment of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 28, 2015, the 2005-1 securitized portfolio was within the required overcollateralization level; however, a certain provision pertaining to the 2007-1 securitized portfolio exceeded a specified level, requiring additional overcollateralization. An increase in the specified level of this certain provision is scheduled to occur in October 2015.
Scheduled maturities for future fiscal years of the Company’s debt obligations consist of the following (in thousands):

2016	$6,590
2017	5,068
2018	6,012
2019	6,019
2020	40,355
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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Year Ended		Year Ended
	March 28, 2015		March 29, 2014
	Written	Earned	Written	Earned
Direct premiums	$13,863	$12,865	$12,581	$10,667
Assumed premiums—nonaffiliate	20,382	18,680	17,012	15,190
Ceded premiums—nonaffiliate	(9,733)	(9,733)	(8,206)	(8,206)
Net premiums	$24,512	$21,812	$21,387	$17,651
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $200,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $100,000 per claim on typical policies. Amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $24.0 million in the aggregate.
13. Income Taxes
The provision for income taxes for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Current
Federal	$8,277	$7,630	$3,955
State	882	913	263
Total current	9,159	8,543	4,218
Deferred
Federal	3,937	586	1,416
State	414	(30)	717
Total deferred	4,351	556	2,133
Total income tax provision	$13,510	$9,099	$6,351
A reconciliation of income taxes computed by applying the expected federal statutory income tax rates of 35% for fiscal years 2015 and 2014, and 34% for fiscal year 2013 to income before income taxes to the total income tax provision reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Federal income tax at statutory rate	$13,065	$9,732	$5,660
State income taxes, net of federal benefit	1,104	849	597
Domestic production activities deduction	(561)	(783)	(123)
Tax credits	(374)	(319)	(595)
Change in deferred tax rate	92	(557)	966
Other	184	177	(154)
Total income tax provision	$13,510	$9,099	$6,351

Net current deferred tax assets and net long-term deferred tax liabilities were as follows (in thousands):

	March 28, 2015	March 29, 2014
Net current deferred tax assets (liabilities)
Warranty reserves	$3,714	$3,447
Salaries and wages	2,354	2,432
Inventory	1,305	1,164
Policy acquisition costs	(1,136)	(946)
Deferred revenue	1,132	951
Repurchase reserves	962	831
Insurance reserves	628	655
Net operating loss carryforwards	246	3,653
Other	(632)	126
	$8,573	$12,313
Net long-term deferred tax (liabilities) assets
Goodwill	$(24,714)	$(24,597)
Loan discount	8,519	9,509
Property, plant, equipment and depreciation	(4,970)	(5,454)
Stock based compensation	2,648	2,094
Other intangibles	(2,416)	(2,833)
Deferred margin	1,117	1,625
Bond discount	(925)	(1,036)
Buydown points	(569)	(662)
Reserves related to consumer loans sold	350	402
Net operating loss carryforwards	156	665
Tax credits	155	159
Other	62	180
	$(20,587)	$(19,948)
The effective income tax rate for the current year was positively impacted from the timing of certain tax credits and deductions. As Cavco’s taxable income has grown, we have realized additional benefit from tax deductions established to favor domestic manufacturing operations. We also received benefit from tax credits, including the Work Opportunity Tax Credit and the Energy Efficient Home Credit, which expired on December 31, 2014, and if not renewed, we will no longer be able to utilize these tax credits in the future.
During fiscal year 2013, the Company recognized an additional income tax benefit of $966,000 resulting from changes in state income tax rates applied to the Company's deferred tax amounts and income projections reaching a higher federal income tax rate.
The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2015, 2014 and 2013, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. At March 28, 2015, the Company has state net operating loss carryforwards that total $20.8 million, that begin to expire in 2015. As a result, the Company recorded a $215,000 valuation allowance against the related deferred tax asset.

The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740 which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 28, 2015, the Company evaluated forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods.
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

(1)
The Company estimates the fair value of the non-contingent portion of its manufacturer's inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to retailers whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the Company's interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the retailer's interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer's repurchase agreement in force. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the retailer sells the home.

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
The maximum amount for which the Company was liable under such agreements approximated $28.3 million and $25.5 million at March 28, 2015 and March 29, 2014, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $2.2 million and $1.8 million at March 28, 2015 and March 29, 2014, respectively. Activity in the liability for estimated repurchase contingencies was as follows for fiscal years 2015, 2014 and 2013 (in thousands):

	Fiscal Year
	2015	2014	2013
Balance at beginning of period	$1,845	$1,352	$819
Charged to costs and expenses	522	493	533
Payments and deductions	(127)	—	—
Balance at end of period	$2,240	$1,845	$1,352
Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $4.5 million, $4.4 million and $4.3 million for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 28, 2015, are as follows (in thousands):

2016	$3,366
2017	1,533
2018	1,135
2019	595
2020 and thereafter	38
$6,667
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 28, 2015	March 29, 2014
Construction loan contract amount	$9,591	$5,623
Cumulative advances	(4,076)	(2,403)
Remaining construction contingent commitment	$5,515	$3,220
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $867,000 and $926,000 as of March 28, 2015 and March 29, 2014, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the year ended March 28, 2015, no claim requests were received and no indemnification agreements were executed.
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
As of March 28, 2015 CountryPlace had outstanding IRLCs with a notional amount of $8.0 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During fiscal years 2015 and 2014, CountryPlace recognized a gain of $34,000 and a loss of $42,000, respectively, on the outstanding IRLCs.
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

The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the years ended March 28, 2015 and March 29, 2014, CountryPlace recognized a loss of $78,000 and a gain of $28,000, respectively, on forward sales and whole loan sale commitments.
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
15. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company’s common stock, of which 139,921 shares were still available for grant at March 28, 2015. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). Stock option compensation expense, including restricted stock, decreased income before income taxes by approximately $1.7 million, $2.4 million and $1.3 million for fiscal years 2015, 2014 and 2013, respectively. As of March 28, 2015, total unrecognized compensation cost related to stock options was approximately $1.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.85 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal years 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at April 1, 2012	407,500	$32.62
Granted	72,200	46.59
Exercised	(77,000)	28.55
Canceled or expired	(3,000)	45.00
Options outstanding at March 30, 2013	399,700	$35.83	4.18	$4,691
Granted	64,450	52.99
Exercised	(9,500)	37.66
Canceled or expired	(10,750)	48.28
Options outstanding at March 29, 2014	443,900	$37.98	3.67	$18,047
Granted	80,730	78.35
Exercised	(14,375)	34.76
Canceled or expired	(3,275)	51.13
Options outstanding at March 28, 2015	506,980	$44.42	3.29	$15,836

Exercisable at March 30, 2013	179,925	$34.15	3.58	$2,414
Exercisable at March 29, 2014	259,625	$34.56	3.03	$11,445
Exercisable at March 28, 2015	347,750	$36.17	2.36	$13,537
The weighted-average estimated fair value of employee stock options granted during fiscal years 2015, 2014 and 2013 were $30.11, $21.44 and $19.89, respectively. The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $593,000, $257,000 and $1.2 million, respectively.
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

	Fiscal Year
	2015	2014	2013
Volatility	42.4%	47.7%	51.5%
Risk-free interest rate	1.5%	1.2%	0.6%
Dividend yield	—%	—%	—%
Expected option life in years	4.87	4.52	4.62

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
16. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2015, 2014 and 2013 (dollars in thousands, except per share amounts):

	Fiscal Year
	2015	2014	2013
Net income attributable to Cavco common stockholders	$23,817	$16,238	$4,963
Weighted average shares outstanding:
Basic	8,854,359	8,262,688	6,956,706
Common stock equivalents—treasury stock method	161,420	116,336	70,498
Diluted	9,015,779	8,379,024	7,027,204
Net income per share attributable to Cavco common stockholders:
Basic	$2.69	$1.97	$0.71
Diluted	$2.64	$1.94	$0.71
There were 2,669 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended March 28, 2015, none for the year ended March 29, 2014 and 5,951 for the year ended March 30, 2013.

17. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	March 28, 2015		March 29, 2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale investment securities (1)	$21,283	$21,283	$19,802	$19,802
Non-marketable equity investments (2)	10,636	10,636	5,652	5,652
Consumer loans receivable (3)	98,158	129,616	98,284	131,384
Interest rate lock commitment derivatives (4)	19	19	(14)	(14)
Forward loan sale commitment derivatives (4)	(54)	(54)	24	24
Commercial loans receivable (5)	18,081	18,025	21,308	21,308
Securitized financings (6)	(66,960)	(67,064)	(70,052)	(74,574)
Mortgage servicing rights (7)	475	475	350	350

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the instruments.

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

(4)	The fair values are based on changes in GSE mortgage backed bond prices, and additionally for IRLCs, pull through rates.

(5)	The fair value is estimated using market interest rates of comparable loans.

(6)	The fair value is estimated using recent public transactions of similar asset-backed securities.

(7)	The fair value of the mortgage servicing rights is based on the present value of expected net cash flows related to servicing these loans.
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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	March 28, 2015
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$1,948	$—	$1,948	$—
Mortgage-backed securities (1)	4,338	—	4,338	—
Securities issued by states and political subdivisions (1)	7,423	—	7,423	—
Corporate debt securities (1)	1,058	—	1,058	—
Marketable equity securities (1)	5,516	5,516	—	—
Interest rate lock commitment derivatives (2)	19	—	—	19
Forward loan sale commitment derivatives (2)	(54)	—	—	(54)
Mortgage servicing rights (3)	475	—	—	475

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the year ended March 28, 2015. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	March 28, 2015
	Total	Level 1	Level 2	Level 3
Loans held for investment	$113,077	$—	$—	$113,077
Loans held for sale	12,463	—	12,463	—
Loans held—construction advances	4,076	—	—	4,076
Commercial loans receivable	18,025	—	—	18,025
Securitized financings	(67,064)	—	(67,064)	—
Non-marketable equity investments	10,636	—	—	10,636

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of March 28, 2015.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the fiscal year ended March 28, 2015 and $560,000 of impairment charges during the fiscal year ended and March 29, 2014.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow accounts, performing loss mitigation activities on behalf of investors and otherwise administering the loan servicing portfolio. MSRs are initially recorded at fair value. Changes in fair value subsequent to the initial capitalization are recorded in net revenue in the Company's results of operations. The Company recognizes MSRs on all loans sold to investors that meet the requirements for sale accounting and for which servicing rights are retained.
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

	March 28, 2015	March 29, 2014
Number of loans serviced with MSRs	3,306	2,743
Weighted average servicing fee (basis points)	29.88	30.54
Capitalized servicing multiple	42.10%	35.77%
Capitalized servicing rate (basis points)	12.58	10.93
Serviced portfolio with MSRs (in thousands)	$380,120	$320,462
Mortgage servicing rights (in thousands)	$475	$350
18. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $300,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $6.6 million, $6.1 million and $6.0 million for fiscal years 2015, 2014 and 2013, respectively.
The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2014, the Company match was 20% of the first 3% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $411,000, $561,000 and $321,000 for fiscal years 2015, 2014 and 2013, respectively.
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
Since the Fleetwood Acquisition, financial information for Fleetwood was included in the Company’s Consolidated Financial Statements and the related Notes in accordance with the provisions of ASC 810. Management determined that, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest,"as determined by GAAP, and was designated as such in the Consolidated Financial Statements.
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
20. Related Party Transactions
As discussed in Note 19, on July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty from Third Avenue. The Company satisfied the purchase price with 1,867,370 newly issued shares of Company common stock (the "Cavco Shares"). Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850"). Subsequent to the transaction, Third Avenue beneficially owned approximately 22.8% of Cavco's outstanding common stock. As of March 28, 2015, Third Avenue Management LLC beneficially owned approximately 17.4% of our outstanding common shares. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
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

21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Fiscal Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Net revenue:
Factory-built housing	$513,707	$485,897	$408,094
Financial services	52,952	47,442	44,206
	$566,659	$533,339	$452,300
Net revenue for financial services consists of:
Consumer finance	$19,571	$19,617	$23,177
Insurance	33,381	27,825	21,029
	$52,952	$47,442	$44,206
Income before income taxes:
Factory-built housing	$36,562	$27,258	$14,335
Financial services	12,194	11,582	10,305
General corporate charges	(11,429)	(11,035)	(7,992)
	$37,327	$27,805	$16,648
Depreciation:
Factory-built housing	$2,231	$2,497	$2,396
Financial services	71	69	60
General corporate	76	54	74
	$2,378	$2,620	$2,530
Amortization:
Factory-built housing	$1,178	$1,179	$1,178
Financial services	201	201	302
	$1,379	$1,380	$1,480
Income tax expense:
Factory-built housing	$9,160	$5,012	$2,495
Financial services	4,350	4,087	3,856
	$13,510	$9,099	$6,351
Capital expenditures:
Factory-built housing	$2,083	$2,079	$510
Financial services	126	87	104
General corporate	1	99	141
	$2,210	$2,265	$755

	March 28, 2015	March 29, 2014
Total assets:
Factory-built housing	$259,866	$254,409
Financial services	169,870	163,611
Corporate	72,846	51,219
	$502,582	$469,239
22. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2015 and 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended March 28, 2015
Net revenue	$139,164	$139,315	$146,932	$141,248	$566,659
Gross profit	31,718	31,597	31,801	31,020	126,136
Net income	5,759	5,467	6,638	5,953	23,817
Net income attributable to Cavco common stockholders	5,759	5,467	6,638	5,953	23,817
Net income per share attributable to Cavco common stockholders:
Basic	$0.65	$0.62	$0.75	$0.67	$2.69
Diluted	$0.64	$0.61	$0.74	$0.66	$2.64
Fiscal year ended March 29, 2014
Net revenue	$133,987	$129,826	$138,317	$131,209	$533,339
Gross profit	29,398	29,884	31,569	28,632	119,483
Net income	3,861	4,743	5,892	4,210	18,706
Net income attributable to Cavco common stockholders	1,826	4,310	5,892	4,210	16,238
Net income per share attributable to Cavco common stockholders:
Basic	$0.26	$0.51	$0.67	$0.48	$1.97
Diluted	$0.26	$0.50	$0.66	$0.47	$1.94