Form 10-K/A
period 2015-03-28
CAVCO INDUSTRIES INC
filed 2015-07-24
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
As of June 5, 2015, 8,867,684 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

EXPLANATORY PARAGRAPH
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Cavco Industries, Inc. (the “Company,” “our” or “we”) for the fiscal year ended March 28, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on June 10, 2015 (the “Original Filing”), and is being filed solely for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III to Form 10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information relating to our executive officers, please see “Supplemental Item: Executive Officers of the Registrant” in Part I of the Original Filing.
Set forth below are the biographies of each of our directors, as well as a discussion of the specific experience, qualifications, attributes and skills that led to the board of directors’ (the "Board") conclusion that the individual should serve as a director:
William C. Boor, 49, is Chairperson of our Audit Committee, a member of our Compensation Committee and has been a member of our Board since July 2008. From 2007 to 2014 Mr. Boor served in various executive positions with Cliffs Natural Resources, Inc. (“Cliffs”), most recently serving as Executive Vice President - Corporate Development and Chief Strategy/Risk Officer and President-Ferroalloys. Mr. Boor joined Cliffs after having served as Executive Vice President, Strategy and Development, at American Gypsum Company, a subsidiary of Eagle Materials Inc. from 2005 to 2007. From 2002 to 2005, Mr. Boor served as Senior Vice President - Corporate Development and Investor Relations of Eagle Materials. He also has held leadership roles at Centex, Weyerhaeuser Co., and Procter & Gamble Co.
Mr. Boor earned a Master of Business Administration from Harvard Business School and holds the Chartered Financial Analyst designation. Mr. Boor brings to our Board diverse experience in manufacturing management, process engineering, financial management, investor relations and marketing.
Steven G. Bunger, 54, is a member of our Audit Committee and has been a member of our Board since April 2004. Mr. Bunger is Chief Executive Officer and President of Pro Box Portable Storage, Inc., a Phoenix, Arizona based provider of portable storage solutions. From 2001 until December 31, 2012, he served as Chairman of the Board of Mobile Mini, Inc. (“Mobile Mini”), the nation’s largest publicly-owned provider of portable storage containers and mobile offices. He was also the President and Chief Executive Officer of Mobile Mini, having served in those capacities from 1997 to 2012. Mr. Bunger joined Mobile Mini in 1983 and held numerous positions with the company, including Vice President of Operations and Marketing and Executive Vice President and Chief Operating Officer.
Mr. Bunger brings to our Board a breadth of operational, managerial, and marketing experience from running the world's leading provider of portable storage solutions. Additionally, Mr. Bunger has extensive acquisition experience which he lends in assisting Cavco’s management and Board in evaluating growth opportunities.
David A. Greenblatt, 53, is Chairperson of our Compensation Committee, a member of the Audit Committee and has been a member of our Board since October 2008. From 2005 to 2012, Mr. Greenblatt was Senior Vice President and Deputy General Counsel for Eagle Materials, Inc. (“Eagle Materials”), a NYSE-listed company specializing in the construction products and building materials business and headquartered in Dallas, Texas. From 2000 to 2002 he was Senior Vice President – Mergers & Acquisitions for Eagle Materials. He has also worked in various roles for Centex Corporation (“Centex”), including Vice President and General Counsel of its Investment Real Estate Group, Vice President and Assistant General Counsel of Centex and General Counsel of Cavco. Prior to joining Centex, Mr. Greenblatt was an associate for over 5 years in the corporate and securities group of Hughes & Luce (now K&L Gates, LLP) in Dallas.
In addition to his executive and legal experience, Mr. Greenblatt brings to our Board his knowledge of our company and industry, having served as Cavco’s General Counsel while he was employed by Centex.
Jack Hanna, 68, is a member of our Compensation Committee and has been a member of our Board since September 2003. Since 2007, Mr. Hanna has hosted Jack Hanna’s Into the Wild, a nationally syndicated television program. Since 2011, Mr. Hanna has hosted Jack Hanna’s Wild Countdown which airs on ABC nationally. From 1993 through 2006, Mr. Hanna hosted Jack Hanna’s Animal Adventures, a nationally syndicated television program. Mr. Hanna spends the majority of each year filming and lecturing around the world. Since 1992, Mr. Hanna has served as Director Emeritus of the Columbus Zoo and Aquarium in Columbus, Ohio.

As evidenced by his long tenure with the Columbus Zoo and Aquarium, Mr. Hanna has extensive management and leadership experience. With his keen understanding of human resource, marketing, operations and facilities management matters, Mr. Hanna led the transformation of the Columbus Zoo and Aquarium from a modest operation into one of the largest and most highly respected and attended zoological facilities in the United States. These attributes make Mr. Hanna a valuable member of our Board.
Joseph H. Stegmayer, 64, serves as our Chairman of the Board, President and Chief Executive Officer and as a director and officer of Fleetwood Homes and Palm Harbor Homes and a director of Palm Harbor Villages, Inc. (“Palm Harbor Villages”). He has served as a director of Palm Harbor Villages since March 2011, as a director and officer of Palm Harbor Homes since November 2010, as a director and officer of Fleetwood Homes since July 2009, and as President and Chief Executive Officer and as a member of the Board of Cavco and its predecessor since March 2001. Mr. Stegmayer also served as President of Centex’s manufactured housing holding company, Centex Manufactured Housing Group, LLC, from September 2000 until Cavco’s spin-off from Centex in June 2003. Prior to joining Cavco, Mr. Stegmayer served as Executive Vice President of Champion Enterprises, Inc., a company that built and sold manufactured homes and as President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc., a company that builds, sells, finances and insures manufactured homes.
As Chairman of the Board, President and CEO of Cavco, with in excess of twenty-five years of experience in the manufactured housing industry, Mr. Stegmayer has an in depth understanding of the factors affecting Cavco’s business. Mr. Stegmayer is widely recognized as a manufactured housing industry expert and has extensive experience managing public companies.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cavco directors and executive officers, and persons who beneficially own more than 10% of a registered class of Cavco’s equity securities, to file initial reports of ownership, reports of changes in ownership and annual reports of ownership with the SEC and NASDAQ. Such persons are required by SEC regulations to furnish Cavco with copies of all Section 16(a) reports that they file with the SEC.
Based solely on its review of the copies of such reports received by it with respect to fiscal year 2015 or written representations from certain reporting persons, Cavco believes that its directors, executive officers and persons who beneficially own more than 10% of a registered class of Cavco’s equity securities have complied with the filing requirements of Section 16(a) for fiscal year 2015 applicable to such persons.
Code of Conduct
Cavco has adopted a code of conduct that applies to Cavco directors and all employees, including Cavco’s Chief Executive Officer, Chief Financial Officer and Controller. Cavco has posted the text of its code of conduct on its Internet website at www.cavco.com. Cavco’s code of conduct will remain accessible on its Internet website. However, if Cavco ever desires to remove its code of conduct from its Internet website, then, prior to such removal, Cavco will either file its code of conduct as an exhibit to its Annual Report on Form 10-K filed with the SEC or will undertake to provide a copy of the code of conduct to any person without charge.
Audit Committee
Our Audit Committee is composed of three directors, Messrs. Boor, Bunger and Greenblatt, who satisfy the independence requirements set forth in (1) Section 10A(m) of the Exchange Act and the rules adopted by the SEC thereunder and (2) applicable NASDAQ Rules. The Audit Committee functions under a charter, which was initially adopted by our Board on September 22, 2003, and was most recently amended on October 2, 2014. The Audit Committee Charter is posted on our website at www.cavco.com.
The Board has determined that William C. Boor, the Chairperson of the Audit Committee, meets the definition of “audit committee financial expert,” as such term is defined under SEC rules. Mr. Boor’s qualifications are described in his biography on page 2.

The Audit Committee Charter provides that the Audit Committee shall perform the following key tasks:

•	select, appoint, evaluate, retain, terminate and replace Cavco’s independent auditors (subject, if the Audit Committee so determines, to stockholder ratification);

•
obtain and review, at least annually, a report by Cavco’s independent auditors describing the firm’s internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with such issues;

•
receive the applicable written independence disclosures required by the Public Company Accounting Oversight Board, including those disclosures required by Ethics and Independence Rule 3526 (the “Independence Report”);

•
actively engage in a dialogue with the independent auditors with respect to any relationships or services disclosed in the Independence Report or otherwise known to the Audit Committee that may impact the objectivity or independence of the auditor, and recommend that the Board take appropriate action in response to such information to satisfy itself of the auditor’s independence;

•	review any report made by Cavco’s independent auditors pursuant to Section 10A(k) of the Exchange Act;

•	confirm with the independent auditor that the independent auditor is in compliance with the partner rotation requirements established by the SEC;

•	review with the independent auditors any audit problems or difficulties and management’s response; and

•
preapprove all auditing services, audit engagement fees and terms and permitted non-audit services provided to Cavco by its independent auditors (subject to the de minimis exceptions for certain non-audit services set forth in Section 10A(i)(1)(B) of the Exchange Act), provided that the Audit Committee may delegate to one or more subcommittees the authority to grant approvals of audit and permitted non-audit services; and

•
have presented to the full committee any decisions pertaining to the independent auditors of any subcommittee to whom preapproval authority is delegated as soon as practicable and no later than the Committee’s next scheduled meeting.

The Audit Committee also reviews Cavco’s corporate compliance program. The Audit Committee meets separately with the independent auditors, outside the presence of Cavco’s management or other employees, to discuss matters of concern, to receive recommendations or suggestions for change and to exchange relevant views and information.
ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
The purpose of this compensation discussion and analysis (“CD&A”) is to provide information about each material element of compensation that we pay or award to, or that is earned by, our named executive officers. For fiscal year 2015, our named executive officers were Joseph H. Stegmayer, our Chairman, President and Chief Executive Officer; Daniel L. Urness, our Executive Vice President, Treasurer and Chief Financial Officer; and Charles E. Lott, President of Fleetwood Homes.

Overview
Our executive compensation program for our named executive officers is relatively uncomplicated, consisting of cash compensation comprised of base salary and either a cash bonus or non-equity incentive compensation, as well as awards of options to purchase shares of our common stock or grants of restricted stock. Generally, we do not offer perquisites to our named executive officers. We do not have a defined benefit pension plan or any other similar retirement plan; however, our named executive officers are permitted to participate in Cavco’s 401(k) plan and other health and welfare programs that are generally available to all other full-time employees.
Compensation Committee
Our Compensation Committee of our Board (“Compensation Committee”) reviews and approves, or recommends to the Board for approval, all salary and other remuneration for our executive officers and oversees matters relating to our employee compensation and benefit programs. The Compensation Committee is comprised of David A. Greenblatt, its Chairperson, William C. Boor, and Jack Hanna. To the extent permitted by NASDAQ Rules and applicable legal requirements, the Compensation Committee may delegate specified duties and responsibilities to a subcommittee created by a vote of a majority of the members of the Compensation Committee. Each subcommittee shall have one or more members designated by the Compensation Committee, and shall be governed by such procedures as the Compensation Committee shall determine from time to time.
No member of the Compensation Committee is an employee of Cavco. The Compensation Committee operates pursuant to a written charter that sets forth its functions and responsibilities. The Compensation Committee Charter is posted on our website at www.cavco.com.
The Compensation Committee is charged with assisting the Board in:

•
assessing whether the various compensation programs of Cavco are designed to attract, motivate, and retain the senior management necessary for Cavco to deliver consistently superior results and are performance based, market driven, and stockholder aligned;

•
its oversight of specific incentive compensation plans adopted by Cavco, with the approval of the Compensation Committee, including stock plans and short term and long term incentive compensation plans for members of senior management of Cavco;

•	its approval, review and oversight of benefit plans of Cavco; and

•	its oversight of the performance and compensation of the Chief Executive Officer of Cavco and the other members of the senior management of Cavco.
Stockholder Approval of our Compensation Decisions
At the 2014 Annual Meeting of Stockholders, Cavco’s stockholders approved the advisory (non-binding) vote on executive compensation with approximately 99.76% of the votes cast in favor of the proposal regarding the Company’s executive compensation program. The Compensation Committee considers this vote a validation of its approach to executive compensation and generally has continued its compensation processes and philosophy in making 2015 executive compensation decisions, with the exception of Mr. Stegmayer’s compensation whose compensation is set pursuant to his Amended and Restated Employment Agreement.
Objectives of Cavco’s Compensation Programs
Cavco’s executive compensation program is structured to achieve the following objectives:

•	to attract, retain and motivate highly qualified, energetic and talented executives necessary for Cavco to deliver consistently superior results;

•
to create an incentive to increase stockholder returns by establishing a direct and substantial link between individual compensation and certain financial measures that have a direct effect on stockholder values; and

•	to create substantial long-term compensation opportunities for individual executive officers based not only on long-term corporate performance but also on sustained long-term individual performance.
Role of Compensation Consultants
The Compensation Committee has authority to retain compensation consultants in determining or recommending executive or director compensation pursuant to its written charter (including the sole authority to approve such consultant’s fees and other retention terms). The Compensation Committee did not engage a compensation consultant during fiscal year 2015.
Benchmarking
Market pay levels are one of many elements used by Cavco to maintain competitive pay opportunities for our named executive officers. For fiscal year 2015, we considered our compensation peer group for benchmarking the named executive officer’s compensation to include the following industry participants: Skyline Corporation and Nobility Homes. Because manufactured housing peer group compensation data is somewhat limited, we also considered the following Arizona-based companies with whom we may compete with for executives and which were selected because, during our last fiscal year, each was publicly traded and roughly similar in size to Cavco in terms of annual revenue: AV Homes; Inventure Foods, Inc.; Knight Transportation, Inc.; Lifelock, Inc.; Limelight Networks, Inc.; Meritage Homes Corp.; Mobile Mini, Inc.; Taser International; and Universal Technical Institute, Inc.
In connection with its compensation decisions for fiscal year 2015, peer group compensation information was used as guidance to ascertain whether our named executive officers’ base salaries and incentive compensation programs are generally aligned with those positions in the peer group. While the Compensation Committee does review peer group compensation information, it is not the sole factor it considers in setting executive compensation. The Compensation Committee also takes into account other factors, including the responsibilities of the executive’s position, an executive’s compensation history, experience, performance, tenure, and Cavco’s performance. The Compensation Committee did not set compensation programs to be a specified percentage above or below, or equal to, the comparable compensation for the peer group. Mr. Stegmayer’s compensation is set by his Amended and Restated Employment Agreement. In setting compensation for Messrs. Lott and Urness, the Compensation Committee considered the input of the Chief Executive Officer, the historical compensation paid to such executive officers (and in the case of Mr. Lott, historical compensation paid both while employed by the Company and by his predecessor company), and certain historical compensation paid to operating executives of peer companies.

Role of Management in Establishing and Awarding Compensation
The Compensation Committee annually reviews and approves the base salary levels and incentive opportunity levels for Cavco’s named executive officers. Our Chief Executive Officer, with the assistance of our Human Resources Department and General Counsel, regularly provides information and recommendations to the Compensation Committee on the performance of Messrs. Lott and Urness, appropriate levels and components of compensation, including equity grants, as well as such other information as the Compensation Committee may request.
Following the conclusion of a fiscal year, the Compensation Committee makes compensation awards for the named executive officers, including awards under short-term and long-term incentive compensation plans. To assist the Compensation Committee with its review, management provides the Compensation Committee with peer group performance results and compensation data and other information as requested by the Compensation Committee.

Components of Executive Compensation
In structuring the specific components of executive compensation, Cavco is guided by the following principles:

•	compensation programs should be performance based, market driven and stockholder aligned;

•
annual compensation should be set within reasonable ranges of the annual compensation for similar positions with similarly-sized and similar types of companies that engage in one or more of the principal businesses in which Cavco engages;

•	a compensation program must have elements that are not solely performance based in order to be competitive in attracting and retaining talented executives;

•	bonus payments should vary with the individual’s performance and Cavco’s financial performance;

•
a significant portion of compensation should be in the form of long-term, equity-linked incentive compensation that aligns the interests of executives with those of the stockholders and that creates rewards for long-term sustained company performance and the achievement of Cavco’s strategic objectives; and

•	compensation programs should not encourage executives to take unnecessary risks.
The Compensation Committee attempts to structure its compensation programs to the named executive officers as performance-based compensation that is tax deductible. However, the Compensation Committee may award compensation that is or could become non-deductible when such awards are in the best interest of Cavco, balancing tax efficiency with long-term strategic objectives.
Base Salary
The Compensation Committee is responsible for recommending to the Board the base salary levels for the named executive officers. In developing salary amounts, the Compensation Committee conducts a general review of salaries for similar positions in our peer group. In setting base salary levels, the Compensation Committee also considers an executive’s compensation history, experience, performance, tenure, and potential for significant contributions to Cavco’s profitability.
The minimum base salary level payable to Mr. Stegmayer pursuant to his Amended and Restated Employment Agreement reached $500,000 in fiscal year 2014. Notwithstanding the foregoing, the Compensation Committee may review the base salary levels at any time and, in its sole discretion, may adjust Mr. Stegmayer’s then current base salary; provided, however, that the Compensation Committee may not decrease Mr. Stegmayer’s then current base salary without his prior written consent. If the term of the Amended and Restated Employment Agreement is extended, then the annual base salary of Mr. Stegmayer will be determined by the Compensation Committee in its reasonable business judgment provided that in no event may the Compensation Committee decrease the annual base salary of Mr. Stegmayer below that of any previous fiscal year during such renewal period. Mr. Stegmayer’s base salary for fiscal year ended March 28, 2015 was $500,000.
Messrs. Lott and Urness, who do not have employment agreements, were paid base salaries of $220,000 and $235,000, respectively, for fiscal year ended March 28, 2015. These officer's base salaries were established by the Compensation Committee based upon their consideration of, among other things, their past base salaries, peer group analysis, and the recommendations of the CEO. See the Summary Compensation Table on page 11.
Incentive Compensation
Incentive compensation for Mr. Stegmayer is based solely upon Cavco’s pre-tax income. Under the terms of Mr. Stegmayer’s Amended and Restated Employment Agreement, Mr. Stegmayer received non-equity incentive compensation in an amount equal to (i) 5% of the first $4 million of pre-tax income of the Company for the fiscal year, plus (ii) 6% of the next $16 million of pre-tax income of the Company for the fiscal year, plus (iii) 3% of pre tax income of the Company for the fiscal year above $20 million, provided that the cash award on pre-tax income of any material assets or businesses acquired after June 30, 2011 shall be determined by the Compensation Committee in its sole judgment, in good faith, in consultation with Mr. Stegmayer. Based upon the above formula, a cash award of $1,679,845 was made to Mr. Stegmayer. However, because the cash award was made pursuant to the Cavco Industries, Inc. 2005 Stock Incentive Plan (the "2005 Plan"), which provides that for any fiscal year of the Company, a cash award may not exceed $1,000,000, Mr. Stegmayer repaid the excess sum of $679,845 to the Company in July 2015. The net non-equity incentive payment of $1,000,000 for the year ended March 28, 2015 is reflected in the Summary Compensation Table on page 11.

For the fiscal year ended March 28, 2015, under the terms of his plan, Mr. Urness is eligible to receive non-equity incentive compensation equal to (i) 0.8% of the first $23 million in pre-tax income of the Company, (ii) 0.5% of pre-tax income of the Company greater than $23 million and up to $30 million; and (iii) 0.3% of pre-tax income greater than $30 million. Based solely on this formula, for fiscal year ended March 28, 2015, Mr. Urness received nonequity incentive compensation in the amount of $248,313. See the Summary Compensation Table on page 11.
Under Mr. Lott’s incentive compensation plan, he is eligible to receive a cash payment equal to (i) 1.5% of fiscal year 2015 pre-tax income for each of the two business units he oversees up to target pre-tax income levels for each business unit, respectively (the “Target Bonus”); and (ii) 5% of the amount by which fiscal year 2015 pre-tax income exceeds target pre-tax income levels for each of the two business units he oversees (the “Improvement Bonus”). For fiscal year ended March 28, 2015, Mr. Lott received non-equity incentive compensation in the amount of $432,977, of which $340,840 was Target Bonus and $92,137 was Improvement Bonus. See the Summary Compensation Table on page 11.
Long-Term Compensation
The existing stock incentive program of Cavco, which is subject to annual review and may be revised or superseded in the future, is designed to provide incentive to the participants under such program, which include the named executive officers, to focus on maximizing Cavco’s return to stockholders and to plan and prepare properly for Cavco’s future. Stock options or grants of restricted stock may be granted at the fair market value on the date of the grant under the 2005 Plan.
Pursuant to his Amended and Restated Employment Agreement, in Fiscal Year 2015 Mr. Stegmayer earned supplemental long-term cash incentive payments consisting of (i) a special performance bonus, in the amount of $1 million, based upon the attainment of certain 4-year compound annual growth rate (“CAGR”) performance targets, which was paid on February 13, 2015; and (ii) a cash award of $3 million, which was conditioned upon Mr. Stegmayer’s employment by the Company on December 31, 2014. The $3 million cash award is payable in six annual installments of $500,000 (plus interest thereon as provided in the agreement) of which the first installment was made on January 16, 2015.
On July 22, 2014, consistent with the terms of Mr. Stegmayer’s Amended and Restated Employment Agreement, Cavco granted to Mr. Stegmayer a non-qualified option to purchase 16,900 shares of common stock, which has a Black-Scholes value of 100% of Mr. Stegmayer’s base salary for fiscal year 2015, subject to minor rounding as provided in the Amended and Restated Employment Agreement. The grant to Mr. Stegmayer is subject to a four year pro-rata vesting schedule commencing on the first anniversary of the grant date. In determining the vesting of the awards made, the Compensation Committee followed the Company’s legal obligations set forth in Mr. Stegmayer’s Amended and Restated Employment Agreement.
On July 22, 2014, consistent with Cavco’s objective of creating incentives for its executive officers to increase stockholder returns by establishing a direct and substantial link to executive compensation, Cavco granted nonqualified options to purchase 3,000 shares of common stock to Mr. Lott and options to purchase 4,000 shares of common stock to Mr. Urness. The grant to Mr. Lott was based upon the recommendation of Mr. Stegmayer. The grant to Mr. Urness represents a Black-Scholes value of 50% of Mr. Urness’ base salary for fiscal year 2015. These grants are subject to a four year pro-rata vesting schedule commencing on the first anniversary of the grant date, which is consistent with the Company’s past practice and typical vesting schedule.
Perquisites and Other Compensation
Cavco does not offer perquisites to its named executive officers. The named executive officers may participate in Cavco’s 401(k) plan and other health and welfare programs that are available to all other full-time employees.

Employment, Severance, and Change in Control Agreements
Mr. Stegmayer’s Amended and Restated Employment Agreement (the “Agreement”) is currently in its first extended term and will automatically extend for successive one-year periods unless the Board or Mr. Stegmayer elects not to renew the term by notice to the other at least 90 days prior to the end of the then current term. The Agreement provides for (a) a minimum base annual salary of $500,000, subject to periodic review and adjustment by the Compensation Committee, but in no event can the base salary be reduced without Mr. Stegmayer’s consent; (b) non-equity incentive compensation in an amount equal to (i) 5% of the first $4 million of pre-tax income of the Company for the fiscal year, plus (ii) 6% of the next $16 million of pre-tax income of the Company for the fiscal year, plus (iii) 3% of pre-tax income of the Company for the fiscal year above $20 million, provided that the cash award on pre-tax earnings of any material assets or businesses acquired after June 30, 2011 shall be determined by the Compensation Committee in its sole judgment, in good faith, in consultation with Mr. Stegmayer; and (d) an annual grant of options to acquire shares of the Common Stock of the Company, the value of which shall equal 100% of Mr. Stegmayer’s then base salary using the Black-Scholes option value model (vesting criteria and vesting timing shall be at the sole discretion of the Compensation Committee). Notwithstanding the Agreement, the amount of non-equity incentive compensation payable to Mr. Stegmayer in any year is subject to a $1,000,000 cap pursuant to the 2005 Plan.
The Agreement includes a supplemental long-term cash incentive which was achieved by Mr. Stegmayer on December 31, 2014. This long-term incentive consisted of (i) a special performance bonus, in the amount of up to $1 million, which was conditioned upon the attainment of the following 4-year CAGR performance targets, using the Company’s pre-tax earnings for the four fiscal quarters ended on December 31, 2010 as a base year (i.e., calendar year 2010) compared to the four fiscal quarters ending December 31, 2014 (i.e., calendar year 2014): below 30%, vesting is 0%; 30%, vesting is 50%; 40%, vesting is 80%; and 50% and greater, vesting is 100% (computed on a pro-rata basis); and (ii) a cash award of $3 million, which was conditioned upon Mr. Stegmayer’s employment by the Company on December 31, 2014, subject to the exceptions discussed below.
The special performance bonus in the amount of $1 million was paid on February 13, 2015. The cash award of $3 million is payable in $500,000 increments (together with simple interest at 5% per annum on the unpaid balance) between January 1 and January 30 in each of the years 2015 through 2020. The first installment was paid on January 16, 2015. There are no further supplemental long-term cash incentive amounts available to Mr. Stegmayer under the Agreement.
The Agreement includes provisions for certain payments to be made upon his termination or resignation. If Cavco terminates Mr. Stegmayer’s employment and such termination constitutes a Termination for Cause (as defined in the employment agreement), or if Mr. Stegmayer voluntarily resigns prior to the occurrence of a Change in Control (as defined in the employment agreement) of Cavco and such resignation does not constitute a Termination for Good Reason (as defined in the employment agreement), then Mr. Stegmayer is entitled to receive only his then current base salary on a pro rata basis to the date of such termination or resignation. If prior to the occurrence of a Change of Control, Mr. Stegmayer dies or becomes Disabled (as defined in the employment agreement), or if Cavco terminates his employment and such termination constitutes a Termination Without Cause or Mr. Stegmayer terminates his employment and such termination constitutes a Termination for Good Reason, then Mr. Stegmayer shall be entitled to the following: (a) continued payment of his then current base salary for each fiscal year under the remaining term of the employment agreement plus one year following the expiration of the term; (b) a single lump sum cash payment in an amount equal to two times his Average Annual Bonus (as defined in the employment agreement) for the preceding two fiscal years; and (c) continued health insurance benefits for a period of 18 months. If within two years after the occurrence of a Change in Control of Cavco: (a) Cavco terminates Mr. Stegmayer’s employment and such termination constitutes a Termination Without Cause; or (b) Mr. Stegmayer voluntarily resigns his employment for any reason, then in each case Cavco must pay to Mr. Stegmayer a lump sum termination payment equal to two times the sum of his then current base salary and Average Bonus. The Agreement also provides that Mr. Stegmayer will not disclose any confidential information of the Company during or after the term of the agreement.

During his employment with the Company and for a period of two years following his resignation or termination (and in no event for a period of less than four years from the effective date of the employment agreement), Mr. Stegmayer is precluded from engaging in any business or associating with any entity that is actively engaged in any competitive business with the Company or any of its affiliates, in any geographic area in which the Company conducts business or sells products.
The table below reflects the amount of compensation that would have been payable to Mr. Stegmayer in the event of termination of his employment, as provided in the Agreement. The amounts shown assume that termination was effective as of March 28, 2015, and are estimates of the amounts that would have been paid to Mr. Stegmayer upon his termination. The actual amounts that would be payable can be determined only at the time of termination. We have not included below any accrued but unpaid salary or payment of accrued and vested benefits and unused vacation time, as those amounts would be paid in the event of termination of employment for any reason. Equity awards that are not subject to acceleration and the value of health benefits, which is nominal, are not included below.

Executive Benefits and Payments Upon Termination	Termination for Cause or Voluntary Resignation prior to Change in Control	Termination without Cause prior to a Change in Control; or Resignation by Executive for Good Reason; or if Executive Dies or Becomes Disabled	Termination without Cause or Voluntary Resignation within Two Years after a Change in Control
Base Salary	$19,230	$1,059,230	$1,059,230
Bonus	—	1,958,887	1,958,887
Total:	$19,230	$3,018,117	$3,018,117
Compensation Policies and Practices as they relate to Risk Management
The Compensation Committee believes that our compensation policies and practices do not encourage excessive and unnecessary risk-taking, and that the level of risk that the policies and practices do encourage is not reasonably likely to have a material adverse effect on the Company. The Compensation Committee has reviewed Cavco’s compensation policies and practices for its employees as they relate to risk management and has determined that such policies and practices are not reasonably likely to have a material adverse effect on Cavco.
Compensation Committee Report

The Compensation Committee of Cavco has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors
David A. Greenblatt, Chairperson
William C. Boor
Jack Hanna

Compensation Committee Interlocks and Insider Participation
There were no interlocking relationships between Cavco and other entities that might affect the determination of the compensation of our executive officers.

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid or earned by Messrs. Stegmayer, Urness and Lott for fiscal years 2015, 2014 and 2013, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Non-Equity Incentive ($)		Option Awards($) (1)	All Other Compensation($) (2)	Total ($)
Joesph H. Stegmayer, Chairman of the Board, President and Chief Executive Officer	2015	500,000	3,000,000	(3)	2,000,000	(4)	510,718	1,540	6,012,258
	2014	500,000	—		1,000,000	(5)	517,730	1,151	2,018,881
	2013	450,000	—		958,887		475,545	1,151	1,885,583
Daniel L. Urness, Executive Vice President, Treasurer and Chief Financial Officer	2015	235,000	—		248,313		120,880	540	604,733
	2014	225,000	—		208,027		117,052	1,151	551,230
	2013	210,000	—		199,722		110,637	1,151	521,510
Charles E. Lott, President, Fleetwood Homes, Inc.	2015	220,000	—		432,977		90,600	1,540	745,117
	2014	220,000	30,000		605,641		90,040	1,222	946,903
	2013	220,000	—		283,992		—	1,222	505,214

(1)
Amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”). We describe the assumptions made in this valuation in Note 15 to the Consolidated Financial Statements included in the Original Filing.

(2)	Amounts in this column represent life insurance premiums and 401(k) match paid by Cavco.

(3)
$3 million was earned as of December 31, 2014 and is payable in six annual installments of $500,000 each (plus interest) as provided in Mr. Stegmayer's Amended and Restated Employment Agreement, subject to noncompetition covenants. The first installment was paid on January 16, 2015.

(4) In June 2015, Mr. Stegmayer was paid non-equity incentive compensation for fiscal year 2015 in the amount of $1,679,845 pursuant to the terms of his Amended and Restated Employment Agreement. This sum exceeded the $1 million limit on cash awards made pursuant to the 2005 Plan. Mr. Stegmayer repaid the excess in July 2015. An additional $1 million non-equity incentive reported here was long-term compensation for the attainment of 4-year compound annual growth rate (“CAGR”) performance targets, which was not subject to the aforementioned 2005 Plan limit.
(5) Mr. Stegmayer was paid non-equity incentive compensation for fiscal year 2014 in the amount of $1,394,162. This sum exceeded the $1 million limit on cash awards made pursuant to the 2005 Plan. Mr. Stegmayer repaid the excess in July 2015.

GRANTS OF PLAN-BASED AWARDS TABLE
The following table sets forth certain information with respect to the options and stock granted during the fiscal year ended March 28, 2015 to named executive officers listed in the Summary Compensation Table.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards (2)
Joseph H. Stegmayer	July 22, 2014	16,900	$79.26	$510,718
Daniel L. Urness	July 22, 2014	4,000	$79.26	$120,880
Charles E. Lott	July 22, 2014	3,000	$79.26	$90,660

(1)	These options vest twenty-five percent on the first anniversary of the grant date and twenty-five percent on each anniversary thereafter until fully vested.

(2)	Amounts in this column represent the aggregate grant date fair value computed in accordance with ASC 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
The following table includes certain information with respect to the value of all unexercised options awards previously awarded to the executive officers named above at the fiscal year end, March 28, 2015.

OPTION AWARDS
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Joseph H. Stegmayer	6/30/09	80,000	—	25.33	6/30/16
	5/21/10	46,500	—	36.02	5/21/17
	6/30/11	16,875	5,625	45.00	6/30/18
	6/5/12	12,250	12,250	44.28	6/5/19
	7/11/13	5,750	17,250	52.96	7/11/20
	7/22/14	—	16,900	79.26	7/22/21
Daniel L. Urness	7/10/08	10,000	—	32.00	7/10/15
	6/30/09	19,000	—	25.33	6/30/16
	5/21/10	7,000	—	36.02	5/21/17
	6/30/11	4,200	1,400	45.00	6/30/18
	6/5/12	2,850	2,850	44.28	6/5/19
	7/11/13	1,300	3,900	52.96	7/11/20
	7/22/14	—	4,000	79.26	7/22/21
Charles E. Lott	6/30/11	6,000	2,000	45.00	6/30/18
	7/11/13	1,000	3,000	52.96	7/11/20
	7/22/14	—	3,000	79.26	7/22/21

(1)	Of the initial options granted, twenty-five percent vest on the first anniversary of the grant date and twenty-five percent vest on each anniversary thereafter until fully vested.

OPTION EXERCISES
The following table includes certain information with respect to the options exercised by the executive officers named above during the fiscal year ended March 28, 2015.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Joseph H. Stegmayer	—	—
Daniel L. Urness	6,000	$238,583
Charles E. Lott	—	—

(1)	The value realized for the option awards is the difference between the market price of the underlying security at exercise and the exercise or base price of the option.

Director Compensation
Only non-employee directors are compensated for service as a director. Upon commencement of service, non-employee directors receive a one-time grant of an option to purchase 10,000 shares of Cavco common stock. Effective March 29, 2015, non-employee directors receive annual compensation in the form of a $40,000 retainer fee, a grant of an option to purchase 4,000 shares of Cavco common stock on the anniversary of the director’s election to the Board, and an additional $2,500 for each Board meeting attended in person and $1,500 for each meeting attended by telephone. Members of Board committees also receive a fee of $1,500 for each committee meeting attended in person or by telephone. The chairperson of the Audit Committee receives an additional $10,000 per year for such service and the chairperson of the Compensation Committee receives an additional $4,000 per year for such service. All Board members are reimbursed for reasonable expenses of attending Board and committee meetings.
All options awarded to non-employee directors have a seven-year term and a per share exercise price equal to the fair market value of a share of common stock of Cavco on the date of grant. All options awarded prior to April 1, 2010, become exercisable at the rate of 25% on the date of grant and 25% on the following three anniversaries of the date of grant. Options awarded on or after April 1, 2010, become exercisable at the rate of 50% on the date of grant and 50% on the first anniversary of the date of grant. All rights to exercise the options terminate within four months of the date that the non-employee director ceases to be a director of Cavco for any reason other than death or disability; in the case of a director’s death, the options terminate fifteen months thereafter and in the case of disability and resulting termination of the directorship, then the options terminate six months after such date of termination. However, if the non-employee director held the position for at least ten years, the options will vest on the date that the non-employee director ceases to be a director and all rights to exercise the options will terminate three years thereafter, but in no event may the options be exercised later than seven years from the date of grant.
DIRECTOR COMPENSATION TABLE
The following table provides information regarding compensation paid to each non-employee director during the year ended March 28, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
William C. Boor	56,000	112,040	168,040
Steven G. Bunger	46,000	104,480	150,480
David A. Greenblatt	51,000	93,000	144,000
Jack Hanna	43,000	88,160	131,160

(1)
Amounts in this column represent the aggregate grant date fair value computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”). We describe the assumptions made in these valuations in Note 15 to the Consolidated Financial Statements included in the Original Filing.

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

STOCK OWNERSHIP
Management
The following table sets forth information, as of June 5, 2015 with respect to the beneficial ownership of shares of Cavco common stock by each director, director nominee and executive officer named in the Summary Compensation Table under “Executive Compensation,” individually itemized, and by all directors, director nominees and executive officers of Cavco as a group. The percentages of class amounts set forth in the table below are based on 8,867,684 shares of common stock outstanding on June 5, 2015. Except as otherwise indicated, all shares are owned directly, and the owner has sole voting and investment power with respect thereto.

	Cavco Common Stock (2)
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
William C. Boor, Director	26,502	*
Steven G. Bunger, Director	22,500	*
David A. Greenblatt, Director	28,500	*
Jack Hanna, Director	21,000	*
Joseph H. Stegmayer, Chairman of the Board, President and CEO	725,528	8.18%
Daniel L. Urness, CFO, Executive Vice President, and Treasurer	51,530	*
Charles E. Lott, President, Fleetwood Homes, Inc.	10,750	*
All directors, director nominees and executive officers of Cavco as a group	886,310	9.99%

*	Less than 1%.

(1)	The address of listed stockholders is 1001 North Central Avenue, Suite 800, Phoenix, Arizona 85004.

(2)
Shares covered by stock options that are outstanding under Cavco’s stock incentive plans and are exercisable on or within 60 days are included as “beneficially owned” pursuant to the rules and regulations of the SEC. Amounts include the following shares that may be acquired upon exercise of such stock options: Mr. Boor – 20,500 shares; Mr. Bunger – 22,500 shares; Mr. Greenblatt – 28,500 shares; Mr. Hanna – 21,000 shares; Mr. Stegmayer – 183,100 shares; Mr. Urness – 49,475 shares; Charles E. Lott – 10,750 shares; and all directors, director nominees and executive officers of Cavco as a group – 335,825 shares.

Principal Stockholders
The following table sets forth information with respect to the persons, other than Mr. Stegmayer, that have reported beneficial ownership of more than five percent of the outstanding shares of Cavco common stock according to statements on Schedule 13D or 13G as filed by such persons with the SEC on or before June 5, 2015. The percentages of class amounts set forth in the table below are based on 8,867,684 shares of common stock outstanding on June 5, 2015.

Name and Address Of Beneficial Owner	Amount Beneficially Owned (1)		Percent of Class
Third Avenue Management, LLC 622 Third Avenue, 32nd Floor New York, NY 10017	1,601,059	(2)	18.05%
Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	921,554	(3)	10.39%
Columbia Wanger Asset Management, L.P. 227 West Monroe Street, Suite 3000 Chicago, IL 60606-5016	853,000	(4)	9.62%
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	755,267	(5)	8.52%
T. Rowe Price Associates, Inc. (MD) 100 East Pratt Street Baltimore, MD 21202-1009	746,277	(6)	8.42%
Joseph H. Stegmayer 1001 N. Central Avenue, Suite 800 Phoenix, AZ 85004	725,528	(7)	8.18%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580-1422	624,662	(8)	7.04%

(1)	The Company makes no representations as to the accuracy or completeness of the information in the filings reported in footnotes (2) – (6) and (8).

(2)
Information regarding Third Avenue Management LLC (“TAM”) is based solely upon a Schedule 13G filed with the SEC on February 12, 2015. TAM reported sole voting and dispositive power over all the shares.

(3)
Information regarding Wells Fargo & Company (“Wells”) is based solely upon a Schedule 13G/A filed with the SEC on February 5, 2015. Wells reported that it possessed shared voting power with respect to 921,530     shares, and shared dispositive power with respect to 921,554 shares.

(4)
Information regarding Columbia Wanger Asset Management, LLC (“Columbia Wanger”) is based solely     upon a Schedule 13G/A filed with the SEC on February 11, 2015. Columbia Wanger reported having sole     voting power with respect to 746,000 shares and sole dispositive power with respect to 853,000 shares.     Columbia Acorn Fund reported having sole voting power of 500,000 shares and sole dispositive power with respect to all shares.

(5)
Information regarding BlackRock, Inc. (“BlackRock”) is based solely upon a Schedule 13G/A filed with the SEC on January 22, 2015. BlackRock reported having sole voting power with respect to 738,132 shares and sole dispositive power with respect to 755,267 shares.

(6)
Information regarding T. Rowe Price Associates, Inc. (“Price Associates”) is based solely upon a Schedule 13G filed with the SEC on February 10, 2015. Price Associates reported having sole voting power with respect to 746,277 shares and sole dispositive power with respect to all shares. Price Associates has informed Cavco that these securities are owned by various individual and institutional investors, including T. Rowe Price Small-Cap Value Fund, Inc. (which owns 658,707 shares, representing 7.4% of the shares outstanding), for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(7)
Information regarding Joseph H. Stegmayer is based upon Cavco’s records as confirmed by Mr. Stegmayer and includes 183,100 shares covered by stock options that are outstanding under Cavco's stock incentive plans and are exercisable on or within 60 days.

(8)
Information regarding GAMCO Investor’s, Inc. (“GAMCO”) is based solely upon a Schedule 13D filed with the SEC on August 12, 2013 by Mario J. Gabelli, and other entities that are directly or indirectly controlled by Mr. Gabelli or for which he acts as chief investment officer. GAMCO reported having sole voting power over 618,862 shares and sole dispositive power over 624,662 shares. Included in the Schedule 13D are shares held by Gabelli Funds, LLC, GAMCO Asset Management, Inc., and Teton Advisers, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons
Cavco has established policies and other procedures regarding approval of transactions between Cavco and any employee, officer, director, and certain of their family members and other related persons, including those required to be reported under Item 404 of Regulation S-K. These policies and procedures are generally not in writing, but are evidenced by long standing principles set forth in our code of conduct or adhered to by our Board. As set forth in the Audit Committee Charter, as and to the extent required under applicable federal securities laws and related rules and regulations, and/or the NASDAQ Rules, related party transactions are to be reviewed and approved, if appropriate, by the Audit Committee. Generally speaking, we enter into such transactions only on terms that we believe are at least as favorable to Cavco as those that we could obtain from an unrelated third party.
Director Independence
The Board has determined that, other than Joseph H. Stegmayer, our Chairman, Chief Executive Officer and President, that each of the current members of the Board is an “independent director” for purposes of the NASDAQ Listing Rules and Rule 10A-3(b)(1) under the Exchange Act, as the term relates to membership on the Board and the various committees of the Board. NASDAQ’s independence definition includes a series of objective tests, such as that the director has not been an employee of the Company within the past three years and has not engaged in various types of business dealings with the Company. In addition, as further required by NASDAQ rules, our Board has made an affirmative subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Annually, each director and executive officer of the Company is obligated to complete a general Director and Officer Questionnaire and a non-employee Director is obligated to complete a Non-Management NASDAQ Director Independence and Committee Compliance Questionnaire which require disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her family, have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee has adopted policies and procedures pre-approving all audit and permissible non-audit services performed by Ernst & Young LLP. Under these policies, the Audit Committee pre-approves the use of audit and specific permissible audit-related and non-audit services up to certain dollar limits. Services that do not come under this authority must be pre-approved separately by the Audit Committee. In determining whether or not to pre-approve services, the Audit Committee determines whether the service is a permissible service under the SEC’s rules and, if permissible, the potential effect of such services on the independence of Ernst & Young LLP.
The aggregate fees billed for professional services by Ernst & Young LLP in the last two fiscal years are reported in the following table.

	Fiscal 2015	Fiscal 2014
Audit Fees	$1,262,779	$1,361,100
Audit-Related Fees	11,965	12,500
Tax Fees	262,997	347,442
All Other Fees	1,995	1,940
Total	$1,539,736	$1,722,982
As used in the foregoing table:

•
“Audit Fees” are the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Consolidated Financial Statements included in Cavco’s Form 10-K, internal controls, and review of Consolidated Financial Statements included in Cavco’s Form 10‑Q quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements;

•
“Audit-Related Fees” are the aggregate fees billed for each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Consolidated Financial Statements, including accounting consultations, due diligence related to business combinations, internal control reviews and attest services that are not required by statute or regulation;

•	“Tax Fees” are the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and

•
“All Other Fees” includes the aggregate fees billed for each of the last two fiscal years for products and services provided by the principal accountant for permitted corporate finance assistance and permitted advisory services.

The Audit Committee Charter requires the Committee to pre-approve all auditing services, audit engagement fees and terms and permitted non-audit services provided to the Company by its independent auditors (subject to the de minimis exceptions for certain non-audit services set forth in Section 10A(i)(1)(B) of the Exchange Act). The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP during the 2015 and 2014 fiscal years pursuant to its charter.

PART IV
Financial Statements and Financial Statement Schedules
Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original Filing.
Exhibits
The documents listed below are being filed on behalf of the Company.

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
31.3	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.4	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	July 24, 2015	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)