Form 10-Q
period 2015-06-27
CAVCO INDUSTRIES INC
filed 2015-08-06
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, 8,873,588 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 27, 2015

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 27, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,216	$96,597
Restricted cash, current	9,800	9,997
Accounts receivable, net	28,280	26,994
Short-term investments	8,396	7,106
Current portion of consumer loans receivable, net	25,216	24,073
Current portion of commercial loans receivable, net	2,548	2,330
Inventories	96,614	75,334
Prepaid expenses and other current assets	20,279	14,460
Deferred income taxes, current	8,841	8,573
Total current assets	270,190	265,464
Restricted cash	1,081	1,081
Investments	24,305	24,813
Consumer loans receivable, net	72,531	74,085
Commercial loans receivable, net	20,027	15,751
Property, plant and equipment, net	53,795	44,712
Goodwill and other intangibles, net	81,015	76,676
Total assets	$522,944	$502,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,527	$17,805
Accrued liabilities	92,678	77,076
Current portion of securitized financings and other	5,149	6,590
Total current liabilities	116,354	101,471
Securitized financings and other	60,367	60,370
Deferred income taxes	20,525	20,587

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,868,684 and 8,859,199 shares, respectively	89	89
Additional paid-in capital	238,484	237,916
Retained earnings	87,030	81,645
Accumulated other comprehensive income	95	504
Total stockholders' equity	325,698	320,154
Total liabilities and stockholders' equity	$522,944	$502,582
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Net revenue	$161,668	$139,164
Cost of sales	129,834	107,446
Gross profit	31,834	31,718
Selling, general and administrative expenses	22,659	22,208
Income from operations	9,175	9,510
Interest expense	(1,015)	(1,176)
Other income, net	472	608
Income before income taxes	8,632	8,942
Income tax expense	(3,247)	(3,183)
Net income	$5,385	$5,759

Comprehensive income:
Net income	$5,385	$5,759
Unrealized (loss) gain on available-for-sale securities, net of tax	(409)	168
Comprehensive income	$4,976	$5,927

Net income per share:
Basic	$0.61	$0.65
Diluted	$0.60	$0.64
Weighted average shares outstanding:
Basic	8,863,648	8,848,157
Diluted	9,020,261	9,012,296

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
OPERATING ACTIVITIES
Net income	$5,385	$5,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	934	984
Provision for credit losses	232	(1)
Deferred income taxes	418	2,869
Stock-based compensation expense	331	282
Non-cash interest income, net	(526)	(216)
Incremental tax benefits from option exercises	(167)	(50)
Gain on sale of property, plant and equipment including assets held for sale, net	(16)	(191)
Gain on sale of loans and investments, net	(1,536)	(1,349)
Changes in operating assets and liabilities:
Restricted cash	320	(119)
Accounts receivable	4,162	(4,268)
Consumer loans receivable originated	(29,045)	(24,080)
Principal payments on consumer loans receivable	2,416	3,322
Proceeds from sales of consumer loans	28,491	22,869
Inventories	(6,008)	(3,862)
Prepaid expenses and other current assets	(2,513)	390
Commercial loans receivable	(4,503)	(199)
Accounts payable and accrued liabilities	5,568	39
Net cash provided by operating activities	3,943	2,179
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(526)	(410)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	(27,120)	—
Proceeds from sale of property, plant and equipment including assets held for sale	26	475
Purchases of investments	(4,485)	(3,253)
Proceeds from sale of investments	2,914	3,371
Net cash (used in) provided by investing activities	(29,191)	183
FINANCING ACTIVITIES
Proceeds from exercise of stock options	70	191
Incremental tax benefits from exercise of stock options	167	50
Proceeds from secured financings and other	447	797
Payments on securitized financings	(1,817)	(2,745)
Net cash used in financing activities	(1,133)	(1,707)
Net (decrease) increase in cash and cash equivalents	(26,381)	655
Cash and cash equivalents at beginning of the period	96,597	72,949
Cash and cash equivalents at end of the period	$70,216	$73,604
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$3,237	$1,367
Cash paid during the year for interest	$978	$1,071
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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 28, 2015, filed with the SEC on June 10, 2015, as amended via a Form 10-K/A filed with the SEC on July 24, 2015 ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company's current fiscal year will end on April 2, 2016.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company builds a wide variety of affordable modular homes, manufactured homes and park model RVs in 19 factories located throughout the United States, primarily distributed through a network of independent and Company-owned retailers. The Company operates 45 Company-owned retail stores in the United States. The Company's mortgage subsidiary ("CountryPlace") is an approved Fannie Mae and Ginnie Mae seller/servicer and offers conforming mortgages to purchasers of factory-built and site-built homes. The Company's insurance subsidiary ("Standard Casualty") provides property and casualty insurance to owners of manufactured homes.
On March 30, 2015, the Company purchased certain manufactured housing assets and liabilities of Chariot Eagle, LLC, which produces park model RVs and manufactured homes distributed in the Southeastern United States. On May 1, 2015, the Company also purchased certain manufactured housing assets and liabilities of Fairmont Homes, a premier builder of manufactured and modular homes and park model RVs serving the Midwest, western Great Plains states, the Northeast and several provinces in Canada. These operations include manufactured housing production facilities in Ocala, Florida; Nappanee, Indiana; and two factories in Montevideo, Minnesota, and provide for further operating capacity, increased home production capabilities and distribution into new markets. Both of these acquisitions were accounted for as business combinations and the results of operations have been included since the date of their respective acquisitions. Our purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including additional information relating to tax matters and finalization of our valuation of identified intangible assets. Pro forma results of operations for these acquisitions during the current period have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 will be effective beginning with the first quarter of the Company's fiscal year 2019, with early application permitted in fiscal year 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.
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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	June 27, 2015	March 28, 2015
Cash related to CountryPlace customer payments to be remitted to third parties	$8,155	$8,471
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,548	1,425
Cash related to workers' compensation insurance held in trust	727	727
Cash related to retail home buyer deposits held in trust	97	101
Other restricted cash	354	354
	$10,881	$11,078

3. Investments
Investments consist of the following (in thousands):

	June 27, 2015	March 28, 2015
Available-for-sale investment securities	$22,326	$21,283
Non-marketable equity investments	10,375	10,636
	$32,701	$31,919
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	June 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,702	$1	$(11)	$1,692
Residential mortgage-backed securities	4,920	14	(43)	4,891
State and political subdivision debt securities	8,213	163	(32)	8,344
Corporate debt securities	782	—	(1)	781
Marketable equity securities	5,572	422	(376)	5,618
Certificates of deposit	1,000	—	—	1,000
	$22,189	$600	$(463)	$22,326

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,952	$1	$(5)	$1,948
Residential mortgage-backed securities	4,342	23	(27)	4,338
State and political subdivision debt securities	7,190	245	(12)	7,423
Corporate debt securities	1,060	2	(4)	1,058
Marketable equity securities	4,962	642	(88)	5,516
Certificates of deposit	1,000	—	—	1,000
	$20,506	$913	$(136)	$21,283

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 27, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$200	$—	$692	$(11)	$892	$(11)
Residential mortgage-backed securities	2,753	(17)	292	(26)	3,045	(43)
State and political subdivision debt securities	2,602	(24)	254	(8)	2,856	(32)
Corporate debt securities	781	(1)	—	—	781	(1)
Marketable equity securities	2,957	(336)	168	(40)	3,125	(376)
	$9,293	$(378)	$1,406	$(85)	$10,699	$(463)

	March 28, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$499	$—	$698	$(5)	$1,197	$(5)
Residential mortgage-backed securities	438	(2)	330	(25)	768	(27)
State and political subdivision debt securities	1,099	(6)	256	(6)	1,355	(12)
Corporate debt securities	247	(4)	—	—	247	(4)
Marketable equity securities	1,067	(85)	100	(3)	1,167	(88)
	$3,350	$(97)	$1,384	$(39)	$4,734	$(136)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at June 27, 2015.
As of June 27, 2015, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($5.5 million of the total fair value and $373,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).
As of March 28, 2015, the Company's investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($5.4 million of the total fair value and $85,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).

The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 27, 2015		March 28, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,770	$1,778	$1,804	$1,821
Due after one year through five years	3,704	3,713	2,834	2,844
Due after five years through ten years	3,521	3,476	2,467	2,452
Due after ten years	6,622	6,741	7,439	7,650
	$15,617	$15,708	$14,544	$14,767
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three months ended June 27, 2015 were approximately $180,000. Gross losses realized were approximately $46,000 for the three months ended June 27, 2015. Gross gains realized on the sales of investment securities for the three months ended June 28, 2014 were approximately $303,000. Gross losses realized were approximately $68,000 for the three months ended June 28, 2014.
4. Inventories
Inventories consist of the following (in thousands):

	June 27, 2015	March 28, 2015
Raw materials	$29,169	$24,373
Work in process	10,713	7,271
Finished goods and other	56,732	43,690
	$96,614	$75,334
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

	June 27, 2015	March 28, 2015
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$75,833	$77,670
Loans held for investment (originated after Palm Harbor Acquisition Date)	5,428	5,005
Loans held for sale	12,020	11,903
Construction advances	5,133	4,076
Consumer loans receivable	98,414	98,654
Deferred financing fees and other, net	(667)	(496)
Consumer loans receivable, net	$97,747	$98,158

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

	June 27, 2015	March 28, 2015
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$186,532	$192,523
Purchase discount
Accretable	(70,261)	(73,202)
Non-accretable	(40,308)	(41,305)
Less consumer loans receivable reclassified as other assets	(130)	(346)
Total acquired consumer loans receivable held for investment, net	$75,833	$77,670
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

	June 27, 2015	March 28, 2015
Prepayment rate	12.8%	12.6%
Default rate	1.7%	1.7%
Assuming there were a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows, as of June 27, 2015, would decrease by approximately $2.3 million and $6.1 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Balance at the beginning of the period	$73,202	$77,737
Accretion	(2,751)	(2,895)
Reclassifications from (to) non-accretable discount	(190)	(48)
Balance at the end of the period	$70,261	$74,794

The consumer loans held for investment have the following characteristics:

	June 27, 2015	March 28, 2015
Weighted average contractual interest rate	9.08%	9.10%
Weighted average effective interest rate	9.24%	9.27%
Weighted average months to maturity	176	178
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

The following table disaggregates CountryPlace's gross consumer loans receivable as of June 27, 2015, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$902	$580	$366	$—	$26	$1,874
620-719	14,475	9,898	3,291	—	287	27,951
720+	16,455	10,560	2,274	—	124	29,413
Other	63	—	461	—	—	524
Subtotal	31,895	21,038	6,392	—	437	59,762
Conforming mortgages
0-619	—	—	167	84	81	332
620-719	—	—	1,628	3,267	5,738	10,633
720+	—	—	10	1,782	3,008	4,800
Other	—	—	—	—	2,756	2,756
Subtotal	—	—	1,805	5,133	11,583	18,521
Non-conforming mortgages
0-619	90	668	1,560	—	—	2,318
620-719	1,457	5,704	3,936	—	—	11,097
720+	1,728	3,689	964	—	—	6,381
Other	—	—	319	—	—	319
Subtotal	3,275	10,061	6,779	—	—	20,115
Other loans
Subtotal	—	—	16	—	—	16
	$35,170	$31,099	$14,992	$5,133	$12,020	$98,414
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Thirty-seven percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 27, 2015.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the lesser of the related loan balance or the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of cost or estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $360,000 and $582,000 as of June 27, 2015 and March 28, 2015, respectively, and are included in prepaid and other assets in the consolidated balance sheets. Foreclosure or similar proceedings in progress totaled approximately $727,000 and $650,000 as of June 27, 2015 and March 28, 2015, respectively.

6. Commercial Loans Receivable and Allowance for Loan Loss
The Company's commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of our independent retailers, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for the independent retailers, communities and developer's financed home purchases. The notes are secured by the home as collateral and, in some instances, other security depending on the circumstances. The other terms of direct arrangements vary depending on the needs of the borrower and the opportunity for the Company.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	June 27, 2015	March 28, 2015
Direct loans receivable	$20,490	$15,802
Participation loans receivable	2,167	2,352
Allowance for loan loss	(82)	(73)
	$22,575	$18,081
The commercial loans receivable balance has the following characteristics:

	June 27, 2015	March 28, 2015
Weighted average contractual interest rate	6.5%	6.5%
Weighted average months to maturity	7	6
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either June 27, 2015 or March 28, 2015.

With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $82,000 and $128,000 at June 27, 2015 and June 28, 2014, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Balance at beginning of period	$73	$139
Provision for inventory finance credit losses	9	(11)
Loans charged off, net of recoveries	—	—
Balance at end of period	$82	$128
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	June 27, 2015	March 28, 2015	June 27, 2015	March 28, 2015
Inventory finance notes receivable:
Collectively evaluated for impairment	$10,272	$7,229	$—	$—
Individually evaluated for impairment	10,218	8,573	2,167	2,352
	$20,490	$15,802	$2,167	$2,352
Allowance for loan loss:
Collectively evaluated for impairment	$(82)	$(73)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(82)	$(73)	$—	$—

Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At June 27, 2015, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At June 27, 2015, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	June 27, 2015	March 28, 2015	June 27, 2015	March 28, 2015
Risk profile based on payment activity:
Performing	$20,416	$15,728	$2,167	$2,352
Watch list	—	—	—	—
Nonperforming	74	74	—	—
	$20,490	$15,802	$2,167	$2,352
The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	June 27, 2015	March 28, 2015
Texas	38.1%	42.4%
Arizona	12.8%	10.4%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of June 27, 2015 or March 28, 2015, respectively. As of June 27, 2015 and March 28, 2015, the Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables with any one borrower.

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

	June 27, 2015	March 28, 2015
Property, plant and equipment, at cost:
Land	$22,571	$21,197
Buildings and improvements	30,364	24,288
Machinery and equipment	19,101	16,772
	72,036	62,257
Accumulated depreciation	(18,241)	(17,545)
Property, plant and equipment, net	$53,795	$44,712
Included in the amounts above are certain assets under a capital lease. See Note 8 for additional information.
8. Capital Leases
On May 1, 2015, in connection with the purchase of Fairmont Homes, the Company entered into a 5 year lease covering the manufacturing facilities and land in Montevideo, Minnesota, which is accounted for as a capital lease. At the end of the lease term, the landlord has the option to require the Company to purchase the leased premises at a specified price. If the landlord does not exercise this option, the Company may purchase the facilities at the termination of the lease for that price. The following amounts were recorded for the leased assets as of June 27, 2015 (in thousands):

June 27, 2015
Land	$92
Buildings and improvements	2,033
2,125
Accumulated amortization	(11)
Leased Assets, net	$2,114
The future minimum payments under the lease as of June 27, 2015 are as follows (in thousands):

FY 2016	$225
FY 2017	289
FY 2018	277
FY 2019	265
FY 2020	253
Thereafter	1,721
Total Remaining Lease Payments	3,030
Less: Amount representing Interest	(920)
Present Value of Future Minimum Lease Payments	$2,110

9. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the three months ended June 27, 2015 and June 28, 2014, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 3 to 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	June 27, 2015			March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,014	$—	$69,014	$67,346	$—	$67,346
Trademarks and trade names	7,100	—	7,100	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,214	—	77,214	74,696	—	74,696
Finite lived:
Customer relationships	8,100	(5,183)	2,917	6,200	(5,027)	1,173
Other	$1,384	$(500)	$884	$1,274	$(467)	$807
Total goodwill and other intangible assets	$86,698	$(5,683)	$81,015	$82,170	$(5,494)	$76,676
Amortization expense recognized on intangible assets was $189,000 and $345,000 during the three months ended June 27, 2015 and June 28, 2014, respectively.
During the three months ended June 27, 2015, the Company acquired certain manufactured housing assets and liabilities of two companies, both of which were accounted for as business combinations. The purchase price for the assets and liabilities assumed was allocated based on their estimated fair values and is preliminary. The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 27, 2015	March 28, 2015
Customer deposits	$17,143	$13,435
Salaries, wages and benefits	14,497	16,186
Unearned insurance premiums	14,363	13,556
Estimated warranties	11,057	9,953
Accrued volume rebates	6,019	3,266
Insurance loss reserves	5,554	1,774
Company repurchase option on certain loans sold	3,661	2,063
Accrued insurance	3,177	3,068
Deferred margin	2,469	2,398
Capital lease obligation	2,110	—
Reserve for repurchase commitments	1,485	2,240
Accrued taxes	1,440	1,089
Other	9,703	8,048
	$92,678	$77,076
11. Warranties
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

	Three Months Ended
	June 27, 2015	June 28, 2014
Balance at beginning of period	$9,953	$9,262
Purchase accounting additions	1,111	—
Charged to costs and expenses	4,265	3,178
Payments and deductions	(4,272)	(3,052)
Balance at end of period	$11,057	$9,388

12. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	June 27, 2015	March 28, 2015
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$28,422	$29,469
Securitized financing 2007-1	32,827	33,461
Other secured financings	4,267	4,030
Total securitized financings and other, net	$65,516	$66,960
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

	June 27, 2015	March 28, 2015
Securitized financings – contractual amount	$71,990	$75,058
Purchase discount
Accretable	(10,741)	(12,128)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$61,249	$62,930
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Balance at the beginning of the period	$12,128	$15,199
Accretion	(812)	(1,061)
Adjustment to cash flows	(575)	130
Balance at the end of the period	$10,741	$14,268

On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of June 27, 2015, the Class A-1 and Class A-2 bonds had been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of June 27, 2015, the Class A-1 and Class A-2 bonds had been retired.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 27, 2015, the 2005-1 securitized portfolio was within the required overcollateralization level; however, a certain provision pertaining to the 2007-1 securitized portfolio exceeded a specified level, requiring additional overcollateralization. An increase in the specified level of this certain provision is scheduled to occur in October 2015.
13. Reinsurance
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	June 27, 2015		June 28, 2014
	Written	Earned	Written	Earned
Direct premiums	$4,111	$3,593	$3,576	$3,074
Assumed premiums—nonaffiliate	5,789	5,083	5,299	4,371
Ceded premiums—nonaffiliate	(2,714)	(2,714)	(2,309)	(2,309)
Net premiums	$7,186	$5,962	$6,566	$5,136

Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard cedes $200,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $100,000 per claim on typical policies. Amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $24.0 million in the aggregate.
Purchasing reinsurance contracts protects Standard Casualty from frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time.
14. Income Taxes
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
15. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $40.5 million at June 27, 2015, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.5 million and $2.2 million at June 27, 2015 and March 28, 2015, respectively, related to the commitments pertaining to these agreements.
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $7.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments.

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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 27, 2015	March 28, 2015
Construction loan contract amount	$12,032	$9,591
Cumulative advances	(5,133)	(4,076)
Remaining construction contingent commitment	$6,899	$5,515
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $790,000 and $867,000 as of June 27, 2015 and March 28, 2015, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.
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

As of June 27, 2015 CountryPlace had outstanding IRLCs with a notional amount of $6.5 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three months ended June 27, 2015, CountryPlace recognized losses of $18,000 on the outstanding IRLCs. During the three months ended June 28, 2014, CountryPlace recognized gains of $53,000 on the outstanding IRLCs.
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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three months ended June 27, 2015 and June 28, 2014, CountryPlace recognized gains of $66,000 and losses of $67,000, respectively, on forward sales and whole loan sale commitments.
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

16. Stockholders' Equity
The following table represents changes in stockholders' equity for the three months ended June 27, 2015 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2015	8,859,199	$89	$237,916	$81,645	$504	$320,154
Stock option exercises, including incremental tax benefits	9,485	—	237	—	—	237
Share-based compensation	—	—	331	—	—	331
Net income	—	—	—	5,385	—	5,385
Unrealized gain (loss) on Available-for-sale securities	—	—	—	—	(409)	(409)
Balance, June 27, 2015	8,868,684	$89	$238,484	$87,030	$95	$325,698

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax effect on available-for-sale securities were $640,000 for the three months ended June 27, 2015.

17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company's common stock, of which 141,936 shares were still available for grant at June 27, 2015. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended June 27, 2015 and June 28, 2014 was $331,000 and $282,000, respectively.
As of June 27, 2015, total unrecognized compensation cost related to stock options was approximately $1.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.81 years.
The following table summarizes the option activity within the Company's stock-based compensation plans for the three months ended June 27, 2015:

Number of Shares
Outstanding at March 28, 2015	506,980
Granted	4,000
Exercised	(15,500)
Canceled or expired	—
Outstanding at June 27, 2015	495,480
Exercisable at June 27, 2015	343,800

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

	Three Months Ended
	June 27, 2015	June 28, 2014
Net income	$5,385	$5,759
Weighted average shares outstanding:
Basic	8,863,648	8,848,157
Common stock equivalents—treasury stock method	156,613	164,139
Diluted	9,020,261	9,012,296
Net income per share:
Basic	$0.61	$0.65
Diluted	$0.60	$0.64
There were 14,711 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 27, 2015, and none for the three months ended June 28, 2014.
19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	June 27, 2015		March 28, 2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$22,326	$22,326	$21,283	$21,283
Non-marketable equity investments (2)	10,375	10,375	10,636	10,636
Consumer loans receivable (3)	97,747	125,377	98,158	129,616
Interest rate lock commitment derivatives (4)	2	2	19	19
Forward loan sale commitment derivatives (4)	12	12	(54)	(54)
Commercial loans receivable (5)	22,575	22,842	18,081	18,025
Securitized financings (6)	(65,516)	(70,067)	(66,960)	(67,064)
Mortgage servicing rights (7)	503	503	475	475

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	June 27, 2015
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$1,692	$—	$1,692	$—
Mortgage-backed securities (1)	4,891	—	4,891	—
Securities issued by states and political subdivisions (1)	8,344	—	8,344	—
Corporate debt securities (1)	781	—	781	—
Marketable equity securities (1)	5,618	5,618	—	—
Interest rate lock commitment derivatives (2)	2	—	—	2
Forward loan sale commitment derivatives (2)	12	—	—	12
Mortgage servicing rights (3)	503	—	—	503

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended June 27, 2015. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	June 27, 2015
	Total	Level 1	Level 2	Level 3
Loans held for investment	$107,726	$—	$—	$107,726
Loans held for sale	12,518	—	12,518	—
Loans held—construction advances	5,133	—	—	5,133
Commercial loans receivable	22,842	—	—	22,842
Securitized financings	(70,067)	—	(70,067)	—
Non-marketable equity investments	10,375	—	—	10,375
Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of June 27, 2015.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the three months ended June 27, 2015.

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

	June 27, 2015	March 28, 2015
Number of loans serviced with MSRs	3,435	3,306
Weighted average servicing fee (basis points)	29.93	29.88
Capitalized servicing multiple	42.53%	42.10%
Capitalized servicing rate (basis points)	12.73	12.58
Serviced portfolio with MSRs (in thousands)	$394,959	$380,120
Mortgage servicing rights (in thousands)	$503	$475
20. Related Party Transactions
Third Avenue Value Fund and an affiliate (collectively, "Third Avenue") are considered a principle owner, and therefore a related party, under ASC 850, Related Party Disclosures. As of June 27, 2015, based on the latest regulatory filing available, Third Avenue and its related funds owned approximately 17.4% of our outstanding common shares.
In July 2015, the Company’s CEO made a payment of $1.1 million to the Company, representing the repayment of performance bonuses related to fiscal 2012, 2014 and 2015 that were determined to be in excess of the 2005 Stock Incentive Plan limits and made to the CEO during those periods. The amount has been reflected as a non-trade receivable in Prepaid and other current assets at June 27, 2015 with a corresponding reduction to Selling, general and administrative expenses for the three months ended June 27, 2015.

21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Net revenue:
Factory-built housing	$147,546	$126,265
Financial services	14,122	12,899
	$161,668	$139,164
Income before income taxes:
Factory-built housing	$8,004	$7,618
Financial services	628	1,324
	$8,632	$8,942

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
Company Growth
From its inception in 1965, Cavco traditionally served affordable housing markets in the southwestern United States primarily through its manufactured home production. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held Company traded on the NASDAQ Global Select Market under the ticker symbol CVCO.
In 2009, the Company and an investment partner, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"), formed a jointly-owned corporation, Fleetwood Homes, Inc. ("Fleetwood"). Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood's inception. Fleetwood acquired certain assets and liabilities of Fleetwood Enterprises, Inc. The assets acquired included, among other assets, seven operating homebuilding factories in seven states which substantially expanded the organization's geographic presence and increased the diversity of products offered by the Company.
In 2011, Fleetwood acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets acquired included five operating homebuilding factories in four states, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company.
Financial information for Fleetwood was historically included in the Company's Consolidated Financial Statements and related Notes as a result of Cavco's management control of Fleetwood. Third Avenue's financial interest in Fleetwood was considered a "redeemable noncontrolling interest," and was designated as such in the Consolidated Financial Statements.
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
On March 30, 2015, the Company purchased the business and operating assets of Chariot Eagle, a Florida-based manufacturer of park model RVs and manufactured homes. This transaction was accounted for as a business combination and is expected to expand the Company's offering of park model RV product lines and further strengthen our geographic presence in the Southeastern United States.

On May 1, 2015, Cavco acquired certain assets and liabilities of Fairmont Homes. Fairmont Homes, headquartered in Nappanee, Indiana, is a builder of manufactured and modular homes and park model RVs, with manufacturing plants in Indiana and Minnesota. This transaction was accounted for as a business combination and will provide additional home production capabilities and increased distribution into new markets in the Midwest, the western Great Plains states, the Northeast and several provinces in Canada.
The Company operates 19 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; Plant City and Ocala, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 45 Company-owned U.S. retail locations.
We continually review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive response to the past and recent acquisitions has been encouraging. We plan to continue our consistent focus on developing synergies among all operations. Overall, we believe that these expansions and ongoing improvements will provide positive long-term strategic benefits for the Company.
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 8.8% for the first five months of 2015 compared to the same period in the prior year. During calendar year 2014 our industry shipped approximately 64,000 HUD code manufactured homes, an increase of 6.7% over the approximately 60,000 homes shipped in 2013. Shipments were 55,000 in 2012, 52,000 in 2011 and 50,000 in calendar year 2010, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2004 to 2014 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 77,000 and 171,000, respectively. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry and the Company continue to operate at relatively low production and shipment levels.
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
The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Still, diversification among Cavco’s product lines and operations have served to limit the extent of seasonal fluctuations. Demand for our core single-family new home products typically peaks each spring and declines in the winter, consistent with the overall housing industry. However, demand patterns for Park Model RVs and homes used primarily for retirement seasonal living partially offset the general housing seasonality. Cabins used for camping and vacation use are placed in a variety of climates that further mitigates the effects of seasonality on our sales volume. Cavco’s Company-owned retail stores experience decreased home buyer traffic during holidays and popular vacation periods; however, the one to three month retail sales process tends to even-out the impact of these irregular traffic patterns.

Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. The insurance subsidiary is subject to the effects of seasonal storms in Texas where most of its policies are underwritten. Spring storm activity typically spikes each April and May, the prime season for Texas weather events. During the quarter ended June 27, 2015, record setting storm activity in Texas produced high insurance claims volume. The severity of the hail and wind related damage to insured homes were considerably greater than most spring storm seasons. Losses from this quarter’s catastrophic events were somewhat limited by reinsurance contracts in place, which responded as intended as part of the Company’s loss mitigation structure. While the severity of weather events has and can be expected to vary over time, the insurance subsidiary is a well-established and time-tested business. The entity has been a solid performer for the Company over time despite occasional periods of high claims experience.
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

The backlog of sales orders at June 27, 2015 varied among our 19 factories and in total was approximately $72.1 million, or approximately six weeks of current production levels, compared to $37.7 million at June 28, 2014. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders.
Inventory financing for the industry's wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector's remaining inventory finance companies (floor plan lenders) initiated significant changes, and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. As a result, the Company has entered into certain commercial loan programs whereby the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 6 to the Consolidated Financial Statements). The Company's involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our taking part in the wholesale financing is helpful to retailers, communities and developers and allows our homes continued exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
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
We were named the 2015 Manufacturer of the Year by the members of MHI, the factory-built home industry's national trade organization, for the sixth consecutive year. We also received several product and interior design awards from MHI.
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
Regulatory Developments
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act" or the "Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. The Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services. Although Congress detailed significant changes, and many new rules have been implemented, the full impact will not be known for years as the development of additional rules continue, Congress considers amending part of the Act, enforcement actions have just begun and the effects of possible litigation related to the regulations remains unknown.
On January 10, 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, which include real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules defined standards for origination of "Qualified Mortgages," established specific requirements for lenders to prove borrowers' ability to repay loans, and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also established interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans and instruments secured by loans or loan pools) to possible litigation and penalties.
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

The CFPB rules amending the Truth in Lending Act ("TILA") and the Real Estate Settlement Procedures Act ("Regulation Z"). The final rule amended Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rule requires creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule effective December 30, 2014 and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. Although the effects of these new requirements are not yet known, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.
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
If passed by Congress and signed into law, the proposed Preserving Access to Manufactured Housing Act (Senate Bill 682 and House of Representatives Bill 650) would amend some Dodd-Frank Act provisions that affect manufactured housing financing. The bill would revise the triggers by which small-sized manufactured home loans are considered “High-Cost” under HOEPA and clarify the MLO licensing requirements for manufactured home retailers and their employees.

Our sale of insurance products is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices. Standard Casualty's insurance operations are regulated by the state insurance boards where it underwrites its policies. Underwriting, premiums, investments and capital reserves (including dividend payments to stockholders) are subject to the rules and regulations of these state agencies.
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company's earnings.
Results of Operations
Three months ended June 27, 2015 compared to June 28, 2014
Net Revenue. The following table summarizes net revenue for three months ended June 27, 2015 and June 28, 2014.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$147,546	$126,265	$21,281	16.9%
Financial services	14,122	12,899	1,223	9.5%
	$161,668	$139,164	$22,504	16.2%

Factory-built homes sold:
by Company-owned retail sales centers	559	533	26	4.9%
to independent retailers, builders, communities & developers	2,343	1,906	437	22.9%
Total homes sold	2,902	2,439	463	19.0%

Net revenue per home sold	$50,843	$51,769	$(926)	(1.8)%
Factory-built housing segment revenue increased, primarily from higher home sales volume. The improved home sales volume resulted from the recent acquisitions of Fairmont Homes and Chariot Eagle, as well as strengthening market conditions.
Financial services segment revenue increased, resulting from 12.6% more insurance policies in force in the current year compared to the prior year as well as an increase of 24.6% in home loan sales volume year over year. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.

Net revenue per home sold was adversely impacted by a larger proportion of lower price-point homes sold. The overall net revenue per home is a volatile metric, dependent upon several factors. Changes to the net revenue per home are impacted by product mix variability. The product mix is influenced by home buyer tastes and preferences as they select the home type/model, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. The Company's product mix is also subject to seasonal home sales activity fluctuations. Our product prices are also adjusted for the cost and availability of raw materials included in and labor used to produce each home. Another factor that contributes to volatility in the overall net revenue per home, which is unique to the manufactured housing industry, is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, land, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home. For these reasons discussed above, we have experienced, and expect to continue to experience, volatility in the overall net revenue per home.
Gross Profit. The following table summarizes gross profit for three months ended June 27, 2015 and June 28, 2014.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$26,364	$25,416	$948	3.7%
Financial services	5,470	6,302	(832)	(13.2)%
	$31,834	$31,718	$116	0.4%

Gross profit as % of Net revenue:	19.7%	22.8%	N/A	(3.1)%
The increase in factory-built housing gross profit is from higher home sales volume attributed to the Fairmont Homes and Chariot Eagle operations acquired during quarter ended June 27, 2015. This increase was partially offset by the purchase price fair value adjustments recorded for acquired inventory.
Gross profit decreased for financial services from higher insurance claim activity, partially offset by gross profit from increased loan sales volume. The insurance claim volume increased in the current quarter from damage caused by record setting storms in Texas. While claims activity typically spikes in April and May each year, a prime season for storm activity in the area, the severity of the hail and wind storms and the damage to insured homes were considerably greater than during the same quarter last year. Losses on these catastrophic events were somewhat mitigated by reinsurance contracts in place.

Selling, General and Administrative Expenses. The following table summarizes Selling, General and Administrative Expenses for three months ended June 27, 2015 and June 28, 2014.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$18,800	$18,478	$322	1.7%
Financial services	3,859	3,730	129	3.5%
	$22,659	$22,208	$451	2.0%

Selling, general and administrative expenses as % of Net revenue:	14.0%	16.0%	N/A	(2.0)%
Factory-built housing selling, general and administrative expenses increased primarily from the addition of Fairmont Homes and Chariot Eagle.
Selling, general and administrative expenses for financial services increased from costs related to higher insurance premium revenue and loan sales volume.
Interest Expense. The following table summarizes Interest Expense for three months ended June 27, 2015 and June 28, 2014.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,015	$1,176	$(161)	(13.7)%
Interest expense, which is all attributable to the Company's financial services segment, consisted primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased because of the connection with the continued principal reductions of the securitization financings.
Other Income, net. The following table summarizes Other Income, net for three months ended June 27, 2015 and June 28, 2014.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
	(Dollars in thousands)
Other income, net	$472	$608	$(136)	(22.4)%
The majority of Other income, net, is attributable to interest income earned on commercial loans receivable in the factory built housing segment and primarily represents gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income, net decreased mainly from lower gains on sales of property, plant and equipment.

Income Before Income Taxes. The following table summarizes Income Before Income Taxes for three months ended June 27, 2015 and June 28, 2014.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$8,004	$7,618	$386	5.1%
Financial services	628	1,324	(696)	(52.6)%
	$8,632	$8,942	$(310)	(3.5)%
Income taxes. The following table summarizes Income taxes for three months ended June 27, 2015 and June 28, 2014.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
	(Dollars in thousands)
Income taxes	$3,247	$3,183	$64	2.0%
The effective tax rate for the first fiscal quarter was 37.6%. For the prior year first fiscal quarter, the effective tax rate was 35.6%, which benefited from favorable state tax rate adjustments.
Liquidity and Capital Resources
We believe that cash and cash equivalents at June 27, 2015, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our business. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Recent acquisitions of Fairmont Homes and Chariot Eagle did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities provided $3.9 million of cash during the three months ended June 27, 2015, compared to providing cash of $2.2 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, decreased accounts receivable, higher customer deposits and insurance loss reserves, offset by a decrease in prepaid expenses and other current assets and increases in commercial loans receivable and inventory. Cash provided by operating activities during the prior year was primarily the result of cash generated by operating income before non-cash charges and principal payments collected on consumer loans receivable, offset by increases to accounts receivables and inventories due to higher home sales activity.

Consumer loan originations increased $4.9 million to $29.0 million for the three months ended June 27, 2015 as compared to $24.1 million for the three months ended June 28, 2014. This increase is primarily a result of increased home lending activity. Proceeds from the sale of consumer loans provided $28.5 million in cash, compared to $22.9 million in the previous year, a net increase of $5.6 million. The primary reason for the increase was increased consumer lending activity, offset by an increase in consumer loans held for investment of $2.1 million. The remaining change relates to the timing of loan origination and related sales.
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
Investing activities used $29.2 million of cash during the three months ended June 27, 2015, compared to $0.2 million of cash provided during the same period last year. In the current period, cash of $27.1 million was used for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as the purchase of publicly-traded securities by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales. In the prior period, cash provided by investing activities was primarily from the sale of publicly-traded securities by our insurance subsidiary from its investment portfolio, partially offset by that subsidiary's investment purchases.
Financing activities used $1.1 million in cash during the three months ended June 27, 2015 primarily resulting from cash used to repay securitized financings, offset by loan sales accounted for as other secured financings. Financing activities required the use of $1.7 million in cash during the three months ended June 28, 2014, consisting primarily of cash used to repay securitized financings.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 27, 2015, the 2005-1 securitized portfolio was within the required overcollateralization level; however, a certain provision pertaining to the 2007-1 securitized portfolio exceeded a specified level, requiring additional overcollateralization. An increase in the specified level of this certain provision is scheduled to occur in October 2015.

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

•
We may not be able to successfully integrate past acquisitions, including the recent acquisitions of Fairmont Homes and Chariot Eagle and any future acquisitions to attain the anticipated benefits, and past acquisitions may adversely impact the Company's liquidity;

•	Our involvement in vertically integrated lines of business, including manufactured housing consumer finance and insurance, exposes the Company to certain risks;

•	Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•
Our participation in certain financing programs for the purchase of our products by industry distributors and consumers may expose us to additional risk of credit loss, which could adversely impact the Company's liquidity and results of operations;

•	Our results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	The manufactured housing industry is highly competitive, and increased competition may result in lower revenue;

•	If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline;

•	Our business and operations are concentrated in certain geographic regions, which could be impacted by market declines;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our revenue could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions in general and continued turmoil in financial markets could reduce our earnings and financial condition;

•	The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees;

•
A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues;

•	Information technology failures or data security breaches could harm our business; and

•	We are subject to extensive regulation affecting the production and sale of manufactured housing, which could adversely affect our profitability.
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
We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair market value of these instruments. Assuming the level of these instruments as of June 27, 2015, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$5,727
Commercial loans receivable	$147
Securitized financings	$1,144

In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of June 27, 2015, CountryPlace had outstanding IRLCs with a notional amount of $6.5 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of June 27, 2015 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $302,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 27, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the quarter ended June 27, 2015, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	August 6, 2015
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	August 6, 2015
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended June 27, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements