Form 10-Q
period 2015-09-26
CAVCO INDUSTRIES INC
filed 2015-11-05
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, 8,902,576 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 26, 2015

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 26, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,863	$96,597
Restricted cash, current	9,644	9,997
Accounts receivable, net	30,592	26,994
Short-term investments	7,999	7,106
Current portion of consumer loans receivable, net	22,592	24,073
Current portion of commercial loans receivable, net	3,150	2,330
Inventories	89,038	75,334
Prepaid expenses and other current assets	18,890	14,460
Deferred income taxes, current	10,112	8,573
Total current assets	284,880	265,464
Restricted cash	1,081	1,081
Investments	24,887	24,813
Consumer loans receivable, net	70,550	74,085
Commercial loans receivable, net	20,624	15,751
Property, plant and equipment, net	53,479	44,712
Goodwill and other intangibles, net	80,900	76,676
Total assets	$536,401	$502,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,746	$17,805
Accrued liabilities	97,385	77,076
Current portion of securitized financings and other	6,856	6,590
Total current liabilities	123,987	101,471
Securitized financings and other	56,663	60,370
Deferred income taxes	20,637	20,587

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; Outstanding 8,890,931 and 8,859,199 shares, respectively	89	89
Additional paid-in capital	240,126	237,916
Retained earnings	95,100	81,645
Accumulated other comprehensive (loss) income	(201)	504
Total stockholders' equity	335,114	320,154
Total liabilities and stockholders' equity	$536,401	$502,582
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenue	$191,964	$139,315	$353,632	$278,479
Cost of sales	152,409	107,718	282,243	215,164
Gross profit	39,555	31,597	71,389	63,315
Selling, general and administrative expenses	26,571	22,270	49,230	44,478
Income from operations	12,984	9,327	22,159	18,837
Interest expense	(965)	(1,161)	(1,980)	(2,337)
Other income, net	471	534	943	1,142
Income before income taxes	12,490	8,700	21,122	17,642

Income tax expense	(4,420)	(3,233)	(7,667)	(6,416)
Net income	$8,070	$5,467	$13,455	$11,226

Comprehensive income:
Net income	$8,070	$5,467	$13,455	$11,226
Unrealized (loss) gain on available-for-sale securities, net of tax	(296)	(102)	(705)	66
Comprehensive income	$7,774	$5,365	$12,750	$11,292

Net income per share:
Basic	$0.91	$0.62	$1.52	$1.27
Diluted	$0.89	$0.61	$1.49	$1.25
Weighted average shares outstanding:
Basic	8,878,075	8,852,860	8,870,862	8,850,509
Diluted	9,032,652	9,014,523	9,026,224	9,013,426

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 26, 2015	September 27, 2014
OPERATING ACTIVITIES
Net income	$13,455	$11,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,878	1,921
Provision for credit losses	348	(44)
Deferred income taxes	(577)	3,098
Stock-based compensation expense	1,117	1,114
Non-cash interest income, net	(1,068)	(421)
Incremental tax benefits from option exercises	(352)	(2,916)
Gain (loss) on sale of property, plant and equipment including assets held for sale, net	50	(269)
Gain on sale of loans and investments, net	(3,175)	(2,753)
Changes in operating assets and liabilities:
Restricted cash	482	(2,359)
Accounts receivable	1,850	(781)
Consumer loans receivable originated	(53,912)	(53,942)
Principal payments on consumer loans receivable	5,275	7,028
Proceeds from sales of consumer loans	56,269	47,881
Inventories	1,568	(3,846)
Prepaid expenses and other current assets	(344)	(1,936)
Commercial loans receivable	(5,731)	(1,535)
Accounts payable and accrued liabilities	12,685	7,283
Net cash provided by operating activities	29,818	8,749
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,112)	(937)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	(28,121)	—
Proceeds from sale of property, plant and equipment including assets held for sale	34	732
Purchases of investments	(7,410)	(6,124)
Proceeds from sale of investments	5,212	4,962
Net cash used in investing activities	(31,397)	(1,367)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	741	441
Incremental tax benefits from exercise of stock options	352	2,916
Proceeds from secured financings and other	865	2,055
Payments on securitized financings	(4,113)	(4,913)
Net cash (used in) provided by financing activities	(2,155)	499
Net (decrease) increase in cash and cash equivalents	(3,734)	7,881
Cash and cash equivalents at beginning of the period	96,597	72,949
Cash and cash equivalents at end of the period	$92,863	$80,830
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$5,459	$4,620
Cash paid during the year for interest	$1,926	$2,106
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
On March 30, 2015, the Company purchased certain manufactured housing assets and liabilities of Chariot Eagle, LLC, which produces park model RVs and manufactured homes distributed in the Southeastern United States. On May 1, 2015, the Company also purchased certain manufactured housing assets and liabilities of Fairmont Homes, a premier builder of manufactured and modular homes and park model RVs serving the Midwest, western Great Plains states, the Northeast and several provinces in Canada. These operations include manufactured housing production facilities in Ocala, Florida; Nappanee, Indiana; and two factories in Montevideo, Minnesota, and provide for further operating capacity, increased home production capabilities and distribution into new markets. Both of these acquisitions were accounted for as business combinations and the results of operations have been included since the date of their respective acquisitions. Our purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including additional information relating to tax matters and finalization of our valuation of identified intangible assets. Pro forma results of operations for these acquisitions have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	September 26, 2015	March 28, 2015
Cash related to CountryPlace customer payments to be remitted to third parties	$8,037	$8,471
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,554	1,425
Cash related to workers' compensation insurance held in trust	727	727
Cash related to retail home buyer deposits held in trust	53	101
Other restricted cash	354	354
	$10,725	$11,078
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.

3. Investments
Investments consist of the following (in thousands):

	September 26, 2015	March 28, 2015
Available-for-sale investment securities	$22,455	$21,283
Non-marketable equity investments	10,431	10,636
	$32,886	$31,919
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,502	$1	$(3)	$1,500
Residential mortgage-backed securities	5,311	25	(35)	5,301
State and political subdivision debt securities	8,015	185	(29)	8,171
Corporate debt securities	778	—	(3)	775
Marketable equity securities	6,172	292	(756)	5,708
Certificates of deposit	1,000	—	—	1,000
	$22,778	$503	$(826)	$22,455

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,952	$1	$(5)	$1,948
Residential mortgage-backed securities	4,342	23	(27)	4,338
State and political subdivision debt securities	7,190	245	(12)	7,423
Corporate debt securities	1,060	2	(4)	1,058
Marketable equity securities	4,962	642	(88)	5,516
Certificates of deposit	1,000	—	—	1,000
	$20,506	$913	$(136)	$21,283

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 26, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$699	$(3)	$699	$(3)
Residential mortgage-backed securities	1,257	(8)	253	(27)	1,510	(35)
State and political subdivision debt securities	1,865	(16)	1,004	(13)	2,869	(29)
Corporate debt securities	523	(3)	—	—	523	(3)
Marketable equity securities	3,368	(687)	194	(69)	3,562	(756)
	$7,013	$(714)	$2,150	$(112)	$9,163	$(826)

	March 28, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$499	$—	$698	$(5)	$1,197	$(5)
Residential mortgage-backed securities	438	(2)	330	(25)	768	(27)
State and political subdivision debt securities	1,099	(6)	256	(6)	1,355	(12)
Corporate debt securities	247	(4)	—	—	247	(4)
Marketable equity securities	1,067	(85)	100	(3)	1,167	(88)
	$3,350	$(97)	$1,384	$(39)	$4,734	$(136)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at September 26, 2015.
As of September 26, 2015, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($5.6 million of the total fair value and $753,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).
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

	September 26, 2015		March 28, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,286	$1,291	$1,804	$1,821
Due after one year through five years	3,456	3,467	2,834	2,844
Due after five years through ten years	4,069	4,037	2,467	2,452
Due after ten years	6,795	6,952	7,439	7,650
	$15,606	$15,747	$14,544	$14,767
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and six months ended September 26, 2015 were approximately $51,000 and $231,000, respectively. Gross losses realized were approximately $66,000 and $112,000 for the three and six months ended September 26, 2015, respectively. Gross gains realized on the sales of investment securities for the three and six months ended September 27, 2014 were approximately $123,000 and $426,000, respectively. Gross losses realized were approximately $11,000 and $79,000 for the three and six months ended September 27, 2014, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	September 26, 2015	March 28, 2015
Raw materials	$27,244	$24,373
Work in process	10,067	7,271
Finished goods and other	51,727	43,690
	$89,038	$75,334
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

	September 26, 2015	March 28, 2015
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$73,233	$77,670
Loans held for investment (originated after Palm Harbor Acquisition Date)	5,633	5,005
Loans held for sale	9,779	11,903
Construction advances	5,206	4,076
Consumer loans receivable	93,851	98,654
Deferred financing fees and other, net	(709)	(496)
Consumer loans receivable, net	$93,142	$98,158

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

	September 26, 2015	March 28, 2015
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$179,261	$192,523
Purchase discount
Accretable	(70,450)	(73,202)
Non-accretable	(35,241)	(41,305)
Less consumer loans receivable reclassified as other assets	(337)	(346)
Total acquired consumer loans receivable held for investment, net	$73,233	$77,670
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

	September 26, 2015	March 28, 2015
Prepayment rate	13.1%	12.6%
Default rate	1.3%	1.7%
Assuming there were a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows, as of September 26, 2015, would decrease by approximately $2.3 million and $6.0 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance at the beginning of the period	$70,261	$74,794	$73,202	$77,737
Accretion	(2,685)	(2,849)	(5,436)	(5,744)
Reclassifications from non-accretable discount	2,874	3,356	2,684	3,308
Balance at the end of the period	$70,450	$75,301	$70,450	$75,301

The consumer loans held for investment have the following characteristics:

	September 26, 2015	March 28, 2015
Weighted average contractual interest rate	9.08%	9.10%
Weighted average effective interest rate	9.41%	9.27%
Weighted average months to maturity	174	178
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

The following table disaggregates CountryPlace's gross consumer loans receivable as of September 26, 2015, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$836	$567	$356	$—	$—	$1,759
620-719	14,068	9,619	3,272	—	—	26,959
720+	15,708	10,272	2,575	—	—	28,555
Other	61	—	458	—	—	519
Subtotal	30,673	20,458	6,661	—	—	57,792
Conforming mortgages
0-619	—	—	166	217	978	1,361
620-719	—	—	1,520	3,190	5,329	10,039
720+	—	—	9	1,799	3,255	5,063
Other	—	—	—	—	217	217
Subtotal	—	—	1,695	5,206	9,779	16,680
Non-conforming mortgages
0-619	89	599	1,466	—	—	2,154
620-719	1,442	5,480	3,911	—	—	10,833
720+	1,712	3,515	834	—	—	6,061
Other	—	—	316	—	—	316
Subtotal	3,243	9,594	6,527	—	—	19,364
Other loans
Subtotal	—	—	15	—	—	15
	$33,916	$30,052	$14,898	$5,206	$9,779	$93,851
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Thirty-eight percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 26, 2015.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the lesser of the related loan balance or the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of cost or estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $362,000 and $582,000 as of September 26, 2015 and March 28, 2015, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $411,000 and $650,000 as of September 26, 2015 and March 28, 2015, respectively.

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
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	September 26, 2015	March 28, 2015
Direct loans receivable	$21,926	$15,802
Participation loans receivable	1,958	2,352
Allowance for loan loss	(110)	(73)
	$23,774	$18,081
The commercial loans receivable balance has the following characteristics:

	September 26, 2015	March 28, 2015
Weighted average contractual interest rate	6.9%	6.5%
Weighted average months to maturity	8	6
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either September 26, 2015 or March 28, 2015.

With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $110,000 and $134,000 at September 26, 2015 and September 27, 2014, respectively. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance at beginning of period	$82	$128	$73	$139
Provision for inventory finance credit losses	28	6	37	(5)
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$110	$134	$110	$134
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	September 26, 2015	March 28, 2015	September 26, 2015	March 28, 2015
Inventory finance notes receivable:
Collectively evaluated for impairment	$10,970	$7,229	$—	$—
Individually evaluated for impairment	10,956	8,573	1,958	2,352
	$21,926	$15,802	$1,958	$2,352
Allowance for loan loss:
Collectively evaluated for impairment	$(110)	$(73)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(110)	$(73)	$—	$—

Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At September 26, 2015, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At September 26, 2015, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	September 26, 2015	March 28, 2015	September 26, 2015	March 28, 2015
Risk profile based on payment activity:
Performing	$21,852	$15,728	$1,958	$2,352
Watch list	—	—	—	—
Nonperforming	74	74	—	—
	$21,926	$15,802	$1,958	$2,352
The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	September 26, 2015	March 28, 2015
Texas	34.3%	42.4%
Arizona	11.1%	10.4%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of September 26, 2015 or March 28, 2015, respectively. As of September 26, 2015 the Company had concentrations of commercial loans receivable with one independent third-party that equaled 33.3% of the principal balance outstanding, all of which was secured. As of March 28, 2015, the Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable with any one borrower.

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

	September 26, 2015	March 28, 2015
Property, plant and equipment, at cost:
Land	$22,571	$21,197
Buildings and improvements	30,623	24,288
Machinery and equipment	19,296	16,772
	72,490	62,257
Accumulated depreciation	(19,011)	(17,545)
Property, plant and equipment, net	$53,479	$44,712
Included in the amounts above are certain assets under a capital lease. See Note 8 for additional information.
8. Capital Leases
On May 1, 2015, in connection with the purchase of Fairmont Homes, the Company entered into a five year lease covering the manufacturing facilities and land in Montevideo, Minnesota, which is accounted for as a capital lease. At the end of the lease term, the landlord has the option to require the Company to purchase the leased premises at a specified price. If the landlord does not exercise this option, the Company may purchase the facilities at the termination of the lease for that price. The following amounts were recorded for the leased assets as of September 26, 2015 (in thousands):

September 26, 2015
Land	$92
Buildings and improvements	2,033
2,125
Accumulated amortization	(28)
Leased assets, net	$2,097
The minimum payments in future fiscal years under the lease as of September 26, 2015 are as follows (in thousands):

2016	$150
2017	289
2018	277
2019	265
2020	253
Thereafter	1,721
Total remaining lease payments	2,955
Less: Amount representing interest	(867)
Present value of future minimum lease payments	$2,088

9. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the six months ended September 26, 2015 and September 27, 2014, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 3 to 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	September 26, 2015			March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,014	$—	$69,014	$67,346	$—	$67,346
Trademarks and trade names	7,100	—	7,100	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,214	—	77,214	74,696	—	74,696
Finite lived:
Customer relationships	8,100	(5,257)	2,843	6,200	(5,027)	1,173
Other	$1,384	$(541)	$843	$1,274	$(467)	$807
Total goodwill and other intangible assets	$86,698	$(5,798)	$80,900	$82,170	$(5,494)	$76,676
Amortization expense recognized on intangible assets was $116,000 and $305,000 during the three and six months ended September 26, 2015, respectively. Amortization expense of and $344,000 and $689,000 was recognized during the three and six months ended September 27, 2014, respectively.
During the six months ended September 26, 2015, the Company acquired certain manufactured housing assets and liabilities of two companies, both of which were accounted for as business combinations. The purchase price for the assets and liabilities assumed was allocated based on their estimated fair values and is preliminary. The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require adjustments of the amounts allocated to goodwill.

10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 26, 2015	March 28, 2015
Salaries, wages and benefits	$17,861	$16,186
Unearned insurance premiums	14,417	13,556
Customer deposits	14,148	13,435
Estimated warranties	12,805	9,953
Accrued volume rebates	7,342	3,266
Company repurchase option on certain loans sold	4,947	2,063
Accrued insurance	4,271	3,068
Insurance loss reserves	3,362	1,774
Accrued taxes	2,968	1,089
Deferred margin	2,472	2,398
Capital lease obligation	2,088	—
Reserve for repurchase commitments	1,653	2,240
Other	9,051	8,048
	$97,385	$77,076
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

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance at beginning of period	$11,057	$9,388	$9,953	$9,262
Purchase accounting additions	—	—	1,111	—
Charged to costs and expenses	5,970	3,072	10,235	6,250
Payments and deductions	(4,222)	(3,067)	(8,494)	(6,119)
Balance at end of period	$12,805	$9,393	$12,805	$9,393

12. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	September 26, 2015	March 28, 2015
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$28,391	$29,469
Securitized financing 2007-1	30,559	33,461
Other secured financings	4,569	4,030
Total securitized financings and other, net	$63,519	$66,960
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

	September 26, 2015	March 28, 2015
Securitized financings – contractual amount	$72,943	$75,058
Purchase discount
Accretable	(13,993)	(12,128)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$58,950	$62,930
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance at the beginning of the period	$10,741	$14,268	$12,128	$15,199
Accretion	(741)	(1,034)	(1,553)	(2,095)
Adjustment to cash flows	3,993	1,908	3,418	2,038
Balance at the end of the period	$13,993	$15,142	$13,993	$15,142

On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of September 26, 2015, the Class A-1 and Class A-2 bonds have been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of September 26, 2015, the Class A-1 and Class A-2 bonds have been retired.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 26, 2015, the 2005-1 securitized portfolio was within the required overcollateralization level; however, a certain provision pertaining to the 2007-1 securitized portfolio exceeded a specified level, requiring additional overcollateralization. An increase in the specified level of this certain provision occurred in October 2015.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	September 26, 2015		September 27, 2014
	Written	Earned	Written	Earned
Direct premiums	$3,549	$3,664	$3,188	$3,190
Assumed premiums—nonaffiliate	5,476	5,295	4,951	4,641
Ceded premiums—nonaffiliate	(2,722)	(2,722)	(2,448)	(2,448)
Net premiums	$6,303	$6,237	$5,691	$5,383

	Six Months Ended
	September 26, 2015		September 27, 2014
	Written	Earned	Written	Earned
Direct premiums	$7,660	$7,257	$6,764	$6,264
Assumed premiums—nonaffiliate	11,265	10,378	10,250	9,012
Ceded premiums—nonaffiliate	(5,436)	(5,436)	(4,757)	(4,757)
Net premiums	$13,489	$12,199	$12,257	$10,519
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

15. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $45.1 million at September 26, 2015, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.7 million and $2.2 million at September 26, 2015 and March 28, 2015, respectively, related to the commitments pertaining to these agreements.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 26, 2015	March 28, 2015
Construction loan contract amount	$13,514	$9,591
Cumulative advances	(5,206)	(4,076)
Remaining construction contingent commitment	$8,308	$5,515
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $893,000 and $867,000 as of September 26, 2015 and March 28, 2015, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.

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
As of September 26, 2015 CountryPlace had outstanding IRLCs with a notional amount of $5.1 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and six months ended September 26, 2015, CountryPlace recognized gains of $13,000 and losses of $5,000, respectively, on the outstanding IRLCs. During the three and six months ended September 27, 2014, CountryPlace recognized losses of $26,000 and gains of $27,000, respectively, on the outstanding IRLCs.
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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and six months ended September 26, 2015, CountryPlace recognized losses of $81,000 and $15,000, respectively, on forward sales and whole loan sale commitments. During the three and six months ended September 27, 2014, CountryPlace recognized gains of $31,000 and losses of $36,000, respectively, on forward sales and whole loan sale commitments.
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

16. Stockholders' Equity
The following table represents changes in stockholders' equity for the six months ended September 26, 2015 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2015	8,859,199	$89	$237,916	$81,645	$504	$320,154
Stock option exercises, including incremental tax benefits	31,732	—	1,093	—	—	1,093
Share-based compensation	—	—	1,117	—	—	1,117
Net income	—	—	—	13,455	—	13,455
Unrealized gain (loss) on Available-for-sale securities	—	—	—	—	(705)	(705)
Balance, September 26, 2015	8,890,931	$89	$240,126	$95,100	$(201)	$335,114

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax effect on available-for-sale securities were $1.1 million for the six months ended September 26, 2015.

17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of September 26, 2015, the plans, which are shareholder approved, permit the award of up to 1,350,000 shares of the Company's common stock, of which 67,564 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and six months ended September 26, 2015 was $786,000 and $1.1 million, respectively. The Company recorded stock-based compensation expense of $832,000 and $1.1 million for the three and six months ended September 27, 2014, respectively.
As of September 26, 2015, total unrecognized compensation cost related to stock options was approximately $2.7 million and the related weighted-average period over which it is expected to be recognized is approximately 3.19 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the six months ended September 26, 2015:

Number of Shares
Outstanding at March 28, 2015	506,980
Granted	86,500
Exercised	(44,875)
Canceled or expired	(1,000)
Outstanding at September 26, 2015	547,605
Exercisable at September 26, 2015	376,600
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

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$8,070	$5,467	$13,455	$11,226
Weighted average shares outstanding:
Basic	8,878,075	8,852,860	8,870,862	8,850,509
Common stock equivalents—treasury stock method	154,577	161,663	155,362	162,917
Diluted	9,032,652	9,014,523	9,026,224	9,013,426
Net income per share:
Basic	$0.91	$0.62	$1.52	$1.27
Diluted	$0.89	$0.61	$1.49	$1.25
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and six months ended September 26, 2015 were 18,962 and 23,052, respectively. There were 4,241 and 1,641 anti-dilutive common stock equivalents excluded for the three and six months ended September 27, 2014, respectively.

19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	September 26, 2015		March 28, 2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$22,455	$22,455	$21,283	$21,283
Non-marketable equity investments (2)	10,431	10,431	10,636	10,636
Consumer loans receivable (3)	93,142	126,439	98,158	129,616
Interest rate lock commitment derivatives (4)	15	15	19	19
Forward loan sale commitment derivatives (4)	(68)	(68)	(54)	(54)
Commercial loans receivable (5)	23,774	23,913	18,081	18,025
Securitized financings (6)	(63,519)	(63,235)	(66,960)	(67,064)
Mortgage servicing rights (7)	750	750	475	475

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	September 26, 2015
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$1,500	$—	$1,500	$—
Mortgage-backed securities (1)	5,301	—	5,301	—
Securities issued by states and political subdivisions (1)	8,171	—	8,171	—
Corporate debt securities (1)	775	—	775	—
Marketable equity securities (1)	5,708	5,708	—	—
Interest rate lock commitment derivatives (2)	15	—	—	15
Forward loan sale commitment derivatives (2)	(68)	—	—	(68)
Mortgage servicing rights (3)	750	—	—	750

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended September 26, 2015. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	September 26, 2015
	Total	Level 1	Level 2	Level 3
Loans held for investment	$110,893	$—	$—	$110,893
Loans held for sale	10,340	—	10,340	—
Loans held—construction advances	5,206	—	—	5,206
Commercial loans receivable	23,913	—	—	23,913
Securitized financings	(63,235)	—	(63,235)	—
Non-marketable equity investments	10,431	—	—	10,431

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of September 26, 2015.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the six months ended September 26, 2015.
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

	September 26, 2015	March 28, 2015
Number of loans serviced with MSRs	3,549	3,306
Weighted average servicing fee (basis points)	30.18	29.88
Capitalized servicing multiple	60.80%	42.10%
Capitalized servicing rate (basis points)	18.35	12.58
Serviced portfolio with MSRs (in thousands)	$408,920	$380,120
Mortgage servicing rights (in thousands)	$750	$475
20. Related Party Transactions
Third Avenue Value Fund and an affiliate (collectively, "Third Avenue") are considered a principle owner, and therefore a related party, under ASC 850, Related Party Disclosures. As of September 26, 2015, based on the latest regulatory filing available, Third Avenue and its related funds owned approximately 16.0% of our outstanding common shares.
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
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenue:
Factory-built housing	$177,455	$126,378	$325,001	$252,643
Financial services	14,509	12,937	28,631	25,836
	$191,964	$139,315	$353,632	$278,479
Income before income taxes:
Factory-built housing	$8,967	$5,690	$16,971	$13,308
Financial services	3,523	3,010	4,151	4,334
	$12,490	$8,700	$21,122	$17,642

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
Company Growth
From its inception in 1965, Cavco has traditionally served affordable housing markets in the southwestern United States primarily through its manufactured home production. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held Company traded on the NASDAQ Global Select Market under the ticker symbol CVCO.
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

On May 1, 2015, Cavco acquired certain assets and liabilities of Fairmont Homes. Fairmont Homes, headquartered in Nappanee, Indiana, is a builder of manufactured and modular homes and park model RVs, with manufacturing plants in Indiana and Minnesota. This transaction was accounted for as a business combination and provides additional home production capabilities and increased distribution into new markets in the Midwest, the western Great Plains states, the Northeast and several provinces in Canada.
The Company operates 19 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; Plant City and Ocala, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 45 Company-owned U.S. retail locations.
We continually review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive response to the past and recent acquisitions has been encouraging and we believe that these expansions provide positive long-term strategic benefits for the Company. We plan to continue our consistent focus on developing synergies among all operations, which continue to have significant organic growth potential.
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 8.1% for the first eight months of calendar year 2015 compared to the same period in the prior year. During calendar year 2014 our industry shipped approximately 64,000 HUD code manufactured homes, an increase of 6.7% over the approximately 60,000 homes shipped in 2013. Shipments were 55,000 in 2012, 52,000 in 2011 and 50,000 in calendar year 2010, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2004 to 2014 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 77,000 and 171,000, respectively. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry and the Company continue to operate at relatively low production and shipment levels.
Ongoing economic challenges continue to hinder annual industry and Company home sales. We believe that low employment rates and underemployment among potential home buyers who favor affordable housing as well as low consumer confidence levels are two of the most significant impediments. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that have been particularly affected by a period of persistently low employment rates and underemployment. Following such challenges, the process of repairing damaged credit among such consumers and efforts to save for a home loan down-payment often require substantial time. Low consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living, as they have been concerned about financial stability and, therefore, have been hesitant to commit to a new home purchase. We believe sales of our products may increase if employment and consumer confidence levels improve from current levels.
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

Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. The insurance subsidiary is subject to the effects of seasonal storms in Texas where most of its policies are underwritten. Spring storm activity typically spikes each April and May, the prime season for Texas weather events. During the quarter ended June 27, 2015, record setting storm activity in Texas produced high insurance claims volume. The severity of the hail and wind related damage to insured homes were considerably greater than most spring storm seasons. Losses from the previous quarter’s catastrophic events were somewhat limited by reinsurance contracts in place, which responded as intended as part of the Company’s loss mitigation structure. While the severity of weather events has and can be expected to vary over time, the insurance subsidiary is a well-established and time-tested business. The entity has been a solid performer for the Company over time despite occasional periods of high claims experience.
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

The backlog of sales orders at September 26, 2015 varied among our 19 factories and in total was approximately $75.5 million, or approximately six weeks of current production levels, compared to $41.8 million at September 27, 2014. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders.
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
Results of Operations
Three and six months ended September 26, 2015 compared to September 27, 2014
Net Revenue. The following tables summarize net revenue for the three and six months ended September 26, 2015 and September 27, 2014.

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$177,455	$126,378	$51,077	40.4%
Financial services	14,509	12,937	1,572	12.2%
	$191,964	$139,315	$52,649	37.8%

Factory-built homes sold:
by Company-owned retail sales centers	663	592	71	12.0%
to independent retailers, builders, communities & developers	2,601	1,843	758	41.1%
Total homes sold	3,264	2,435	829	34.0%

Net revenue per home sold	$54,367	$51,901	$2,466	4.8%

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$325,001	$252,643	$72,358	28.6%
Financial services	28,631	25,836	2,795	10.8%
	$353,632	$278,479	$75,153	27.0%

Factory-built homes sold:
by Company-owned retail sales centers	1,222	1,125	97	8.6%
to independent retailers, builders, communities & developers	4,944	3,749	1,195	31.9%
Total homes sold	6,166	4,874	1,292	26.5%

Net revenue per home sold	$52,709	$51,835	$874	1.7%

Slightly more than half of the increase in net revenue from the factory-built housing segment for the three and six months ended September 26, 2015 was from businesses acquired during the first quarter of fiscal year 2016, while the remainder of the increase was mainly from sales growth at the Company's pre-existing factory-built housing operations.
Net revenue per home sold is a volatile metric dependent upon several factors. Fluctuations in the net revenue per home sold are the result of changes in product mix, which is influenced by home buyer tastes and preferences as they select the home type/model, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. The Company's product mix is also subject to seasonal home sales activity fluctuations. Our product prices are also adjusted for the cost and availability of raw materials included in and labor used to produce each home. Another factor that contributes to volatility in the overall net revenue per home sold, which is unique to the manufactured housing industry, is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, land, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net revenue per home sold. The increase in net revenue per home sold for the three and six months ended September 26, 2015 is primarily a function of the variables noted above.
Financial services segment revenue increased as the result of having more insurance policies in force and an increase in home loan sales volume. As of September 26, 2015 insurance policies in force grew 11.7% from September 27, 2014. In addition, home loan sales volume increased 11.1% and 17.5% for the three and six months ended September 26, 2015 compared to the three and six months ended September 27, 2014, respectively. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Gross Profit. The following tables summarize gross profit for the three and six months ended September 26, 2015 and September 27, 2014.

	Three months ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$31,490	$23,940	$7,550	31.5%
Financial services	8,065	7,657	408	5.3%
	$39,555	$31,597	$7,958	25.2%

Gross profit as % of Net revenue:	20.6%	22.7%	N/A	(2.1)%

	Six months ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$57,854	$49,356	$8,498	17.2%
Financial services	13,535	13,959	(424)	(3.0)%
	$71,389	$63,315	$8,074	12.8%

Gross profit as % of Net revenue:	20.2%	22.7%	N/A	(2.5)%

The increase in factory-built housing gross profit for the three and six months ended September 26, 2015 is primarily from higher home sales volume discussed above.
Financial services gross profit for the three months ended September 26, 2015 increased from increased insurance policies in force and higher loan sales volume. For the six months ended September 26, 2015 gross profit declined as compared to the same period in the previous year from high insurance claims from record setting storms in Texas during the first quarter of fiscal 2016. While claims activity typically spikes in April and May each year, a prime season for storm activity in the area, the severity of the hail and wind storms and the damage to insured homes were considerably greater in the first quarter of fiscal 2016 than during the same period last year. Losses on these catastrophic events were somewhat mitigated by reinsurance contracts in place.
Changes in gross profit percentage are from variations in the sales product mix and increased insurance claims activity as described above.
Selling, General and Administrative Expenses. The following tables summarize selling, general and administrative expenses for the three and six months ended September 26, 2015 and September 27, 2014.

	Three months ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Selling, General and Administrative expenses:
Factory-built housing	$22,929	$18,845	$4,084	21.7%
Financial services	3,642	3,425	217	6.3%
	$26,571	$22,270	$4,301	19.3%

Selling, General and Administrative expenses as % of Net revenue:	13.8%	16.0%	N/A	(2.2)%

	Six months ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Selling, General and Administrative expenses:
Factory-built housing	$41,729	$37,323	$4,406	11.8%
Financial services	7,501	7,155	346	4.8%
	$49,230	$44,478	$4,752	10.7%

Selling, General and Administrative expenses as % of Net revenue:	13.9%	16.0%	N/A	(2.1)%
Selling, general and administrative expenses related to factory-built housing increased during the three and six months ended September 26, 2015 primarily from the addition of the Fairmont Homes and Chariot Eagle factories acquired during the first quarter of the fiscal year 2016.
Selling, general and administrative expenses for financial services increased for the three and six months ended September 26, 2015 from higher costs related to an increased number of insurance policies in force and improved loan sales volume.
As a percentage of net revenue, selling, general and administrative expenses decreased from increased utilization on higher net revenue from pre-existing operations and recently acquired factory operations.

Interest Expense. The following tables summarize interest expense for the three and six months ended September 26, 2015 and September 27, 2014.

	Three months ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$965	$1,161	$(196)	(16.9)%

	Six months ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,980	$2,337	$(357)	(15.3)%
Interest expense, all of which is attributable to the Company's financial services segment, consists primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios. The decrease for the three and six months ended September 26, 2015 is the result of continued principal reductions of the securitization financings.
Other Income, net. The following tables summarize other income, net for the three and six months ended September 26, 2015 and September 27, 2014.

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Other income, net	$471	$534	$(63)	(11.8)%

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Other income, net	$943	$1,142	$(199)	(17.4)%
The majority of other income, net, is attributable to interest income earned on commercial loans receivable in the factory built housing segment and also represents gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income, net decreased mainly from lower gains on sales of property, plant and equipment during the three and six months ended September 26, 2015.
Income Before Income Taxes. The following tables summarize income before income taxes for the three and six months ended September 26, 2015 and September 27, 2014.

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$8,967	$5,690	$3,277	57.6%
Financial services	3,523	3,010	513	17.0%
	$12,490	$8,700	$3,790	43.6%

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$16,971	$13,308	$3,663	27.5%
Financial services	4,151	4,334	(183)	(4.2)%
	$21,122	$17,642	$3,480	19.7%
Income taxes. The following tables summarize Income taxes for the three and six months ended September 26, 2015 and September 27, 2014.

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income taxes	$4,420	$3,233	$1,187	36.7%

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income taxes	$7,667	$6,416	$1,251	19.5%
The effective tax rate for the second fiscal quarter was 35.4%, which benefited from certain manufacturing specific deductions and favorable state tax rate adjustments. For the prior year second fiscal quarter, the effective tax rate was 37.2%. For the six months ended September 26, 2015 and September 27, 2014, the effective tax rate was 36.3% and 36.4%, respectively.
Liquidity and Capital Resources
We believe that cash and cash equivalents at September 26, 2015, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Recent acquisitions of Fairmont Homes and Chariot Eagle did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities provided $29.8 million of cash during the six months ended September 26, 2015, compared to providing cash of $8.7 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, decreased inventories, and higher accounts payable and accrued liabilities, including factory rebates, partially offset by increases in commercial loans receivable from further expansion of our distribution-based lending programs. Cash provided by operating activities during the prior period was primarily the result of cash generated by operating income before non-cash charges, utilization of deferred tax assets and higher accounts payable and accrued liabilities, offset by increases in inventory.
Consumer loan originations remained consistent at $53.9 million for both the six months ended September 26, 2015 and September 27, 2014. Proceeds from the sale of consumer loans provided $56.3 million in cash, compared to $47.9 million in the previous year, a net increase of $8.4 million, which relates to the timing of loan origination and related loan sales.
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
Investing activities used $31.4 million of cash during the six months ended September 26, 2015, compared to $1.4 million used during the same period last year. In the current period, cash of $28.1 million was used for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as the purchase of investments by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales. In the prior period, cash was used by the same investment portfolio activities, building improvements and the purchase of production equipment.
Financing activities used $2.2 million in cash during the six months ended September 26, 2015 primarily resulting from cash used to repay securitized financings, offset by loan sales accounted for as other secured financings. Financing activities provided $0.5 million in cash during the six months ended September 27, 2014, primarily made up of tax benefits from stock option exercises realized and loan sales accounted for as other secured financings, offset by cash used to repay securitized financings.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 26, 2015, the 2005-1 securitized portfolio was within the required overcollateralization level; however, a certain provision pertaining to the 2007-1 securitized portfolio exceeded a specified level, requiring additional overcollateralization. An increase in the specified level of this certain provision occurred in October 2015.
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

We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of September 26, 2015, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$6,250
Commercial loans receivable	$156
Securitized financings	$1,122
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of September 26, 2015, CountryPlace had outstanding IRLCs with a notional amount of $5.1 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of September 26, 2015 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $208,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 26, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended September 26, 2015, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	November 5, 2015
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	November 5, 2015
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation
10.1	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended September 26, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements