Form 10-Q
period 2015-12-26
CAVCO INDUSTRIES INC
filed 2016-02-04
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2016, 8,912,133 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 26, 2015

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 26, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,164	$96,597
Restricted cash, current	8,819	9,997
Accounts receivable, net	29,931	26,994
Short-term investments	7,342	7,106
Current portion of consumer loans receivable, net	23,097	24,073
Current portion of commercial loans receivable, net	3,185	2,330
Inventories	91,678	75,334
Prepaid expenses and other current assets	20,606	14,460
Deferred income taxes, current	10,643	8,573
Total current assets	291,465	265,464
Restricted cash	1,081	1,081
Investments	25,492	24,813
Consumer loans receivable, net	69,200	74,085
Commercial loans receivable, net	20,560	15,751
Property, plant and equipment, net	53,935	44,712
Goodwill and other intangibles, net	80,787	76,676
Total assets	$542,520	$502,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,002	$17,805
Accrued liabilities	98,026	77,076
Current portion of securitized financings and other	6,054	6,590
Total current liabilities	121,082	101,471
Securitized financings and other	56,426	60,370
Deferred income taxes	20,833	20,587

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 and 20,000,000 shares authorized, respectively; Outstanding 8,912,133 and 8,859,199 shares, respectively	89	89
Additional paid-in capital	241,130	237,916
Retained earnings	103,198	81,645
Accumulated other comprehensive (loss) income	(238)	504
Total stockholders' equity	344,179	320,154
Total liabilities and stockholders' equity	$542,520	$502,582
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net revenue	$181,427	$146,932	$535,059	$425,411
Cost of sales	145,037	115,131	427,280	330,295
Gross profit	36,390	31,801	107,779	95,116
Selling, general and administrative expenses	23,728	21,997	72,958	66,475
Income from operations	12,662	9,804	34,821	28,641
Interest expense	(1,244)	(1,095)	(3,224)	(3,432)
Other income, net	587	1,843	1,530	2,985
Income before income taxes	12,005	10,552	33,127	28,194
Income tax expense	(3,907)	(3,914)	(11,574)	(10,330)
Net income	$8,098	$6,638	$21,553	$17,864

Comprehensive income:
Net income	$8,098	$6,638	$21,553	$17,864
Unrealized (loss) gain on available-for-sale securities, net of tax	(37)	(100)	(742)	(34)
Comprehensive income	$8,061	$6,538	$20,811	$17,830

Net income per share:
Basic	$0.91	$0.75	$2.43	$2.02
Diluted	$0.89	$0.74	$2.38	$1.98
Weighted average shares outstanding:
Basic	8,903,742	8,857,449	8,881,822	8,852,822
Diluted	9,064,900	9,016,585	9,040,146	9,015,536

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 26, 2015	December 27, 2014
OPERATING ACTIVITIES
Net income	$21,553	$17,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,917	2,830
Provision for credit losses	435	(74)
Deferred income taxes	(887)	3,545
Stock-based compensation expense	1,512	1,408
Non-cash interest income, net	(1,404)	(788)
Incremental tax benefits from option exercises	(751)	(3,658)
Gain (loss) on sale of property, plant and equipment including assets held for sale, net	(17)	(1,557)
Gain on sale of loans and investments, net	(4,726)	(4,378)
Changes in operating assets and liabilities:
Restricted cash	1,322	234
Accounts receivable	2,477	(1,991)
Consumer loans receivable originated	(77,012)	(79,400)
Principal payments on consumer loans receivable	7,698	10,389
Proceeds from sales of consumer loans	79,304	71,562
Inventories	(1,072)	(2,105)
Prepaid expenses and other current assets	(1,698)	3
Commercial loans receivable	(5,707)	522
Accounts payable and accrued liabilities	11,128	3,232
Net cash provided by operating activities	35,072	17,638
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,447)	(1,683)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	(28,121)	—
Proceeds from sale of property, plant and equipment including assets held for sale	54	6,029
Purchases of investments	(9,956)	(10,156)
Proceeds from sale of investments	7,737	6,751
Net cash (used in) provided by investing activities	(32,733)	941
FINANCING ACTIVITIES
Proceeds from exercise of stock options	951	441
Incremental tax benefits from exercise of stock options	751	3,658
Proceeds from secured financings and other	1,093	3,267
Payments on securitized financings	(5,567)	(6,653)
Net cash (used in) provided by financing activities	(2,772)	713
Net (decrease) increase in cash and cash equivalents	(433)	19,292
Cash and cash equivalents at beginning of the period	96,597	72,949
Cash and cash equivalents at end of the period	$96,164	$92,241
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$10,553	$6,004
Cash paid during the year for interest	$2,845	$3,113
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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. Accordingly, the updated standard is effective for us beginning with the first quarter of the Company's fiscal year 2019, with early application permitted in fiscal year 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 will be effective beginning with the Company's fiscal year 2019 annual report and interim periods thereafter, with early adoption permitted. In this update, entities are required to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2019. The amendments require certain equity investments to be measured at fair value with changes in the fair value recognized through net income. The Company is currently evaluating the effect ASU 2016-01 will have on the Company's Consolidated Financial Statements and disclosures.
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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	December 26, 2015	March 28, 2015
Cash related to CountryPlace customer payments to be remitted to third parties	$7,189	$8,471
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,569	1,425
Cash related to workers' compensation insurance held in trust	727	727
Other restricted cash	415	455
	$9,900	$11,078

Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.
3. Investments
Investments consist of the following (in thousands):

	December 26, 2015	March 28, 2015
Available-for-sale investment securities	$22,436	$21,283
Non-marketable equity investments	10,398	10,636
	$32,834	$31,919
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,002	$—	$(10)	$992
Residential mortgage-backed securities	6,289	3	(78)	6,214
State and political subdivision debt securities	7,504	199	(56)	7,647
Corporate debt securities	1,171	—	(9)	1,162
Marketable equity securities	5,854	423	(856)	5,421
Certificates of deposit	1,000	—	—	1,000
	$22,820	$625	$(1,009)	$22,436

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,952	$1	$(5)	$1,948
Residential mortgage-backed securities	4,342	23	(27)	4,338
State and political subdivision debt securities	7,190	245	(12)	7,423
Corporate debt securities	1,060	2	(4)	1,058
Marketable equity securities	4,962	642	(88)	5,516
Certificates of deposit	1,000	—	—	1,000
	$20,506	$913	$(136)	$21,283

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 26, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$298	$(1)	$694	$(9)	$992	$(10)
Residential mortgage-backed securities	5,292	(44)	612	(34)	5,904	(78)
State and political subdivision debt securities	3,577	(37)	716	(19)	4,293	(56)
Corporate debt securities	911	(9)	—	—	911	(9)
Marketable equity securities	3,068	(750)	294	(106)	3,362	(856)
	$13,146	$(841)	$2,316	$(168)	$15,462	$(1,009)

	March 28, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$499	$—	$698	$(5)	$1,197	$(5)
Residential mortgage-backed securities	438	(2)	330	(25)	768	(27)
State and political subdivision debt securities	1,099	(6)	256	(6)	1,355	(12)
Corporate debt securities	247	(4)	—	—	247	(4)
Marketable equity securities	1,067	(85)	100	(3)	1,167	(88)
	$3,350	$(97)	$1,384	$(39)	$4,734	$(136)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 26, 2015.
As of December 26, 2015, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($5.3 million of the total fair value and $853,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).
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

	December 26, 2015		March 28, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$924	$921	$1,804	$1,821
Due after one year through five years	3,712	3,699	2,834	2,844
Due after five years through ten years	4,494	4,418	2,467	2,452
Due after ten years	6,836	6,977	7,439	7,650
	$15,966	$16,015	$14,544	$14,767
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and nine months ended December 26, 2015 were approximately $74,000 and $305,000, respectively. Gross losses realized were approximately $51,000 and $163,000 for the three and nine months ended December 26, 2015, respectively. Gross gains realized on the sales of investment securities for the three and nine months ended December 27, 2014 were approximately $309,000 and $735,000, respectively. Gross losses realized were approximately $41,000 and $120,000 for the three and nine months ended December 27, 2014, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	December 26, 2015	March 28, 2015
Raw materials	$27,578	$24,373
Work in process	10,357	7,271
Finished goods and other	53,743	43,690
	$91,678	$75,334
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

	December 26, 2015	March 28, 2015
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$71,559	$77,670
Loans held for investment (originated after Palm Harbor Acquisition Date)	6,909	5,005
Loans held for sale	8,365	11,903
Construction advances	6,413	4,076
Consumer loans receivable	93,246	98,654
Deferred financing fees and other, net	(949)	(496)
Consumer loans receivable, net	$92,297	$98,158

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

	December 26, 2015	March 28, 2015
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$173,942	$192,523
Purchase discount
Accretable	(67,624)	(73,202)
Non-accretable	(34,418)	(41,305)
Less consumer loans receivable reclassified as other assets	(341)	(346)
Total acquired consumer loans receivable held for investment, net	$71,559	$77,670
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

	December 26, 2015	March 28, 2015
Prepayment rate	13.3%	12.6%
Default rate	1.3%	1.7%
Assuming there were a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows, as of December 26, 2015, would decrease by approximately $2.2 million and $5.8 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Balance at the beginning of the period	$70,450	$75,301	$73,202	$77,737
Accretion	(2,692)	(2,806)	(8,128)	(8,550)
Reclassifications from non-accretable discount	(134)	422	2,550	3,730
Balance at the end of the period	$67,624	$72,917	$67,624	$72,917

The consumer loans held for investment have the following characteristics:

	December 26, 2015	March 28, 2015
Weighted average contractual interest rate	9.02%	9.10%
Weighted average effective interest rate	9.33%	9.27%
Weighted average months to maturity	173	178
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

The following table disaggregates CountryPlace's gross consumer loans receivable as of December 26, 2015, for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator
Chattel loans
0-619	$797	$557	$348	$—	$—	$1,702
620-719	13,688	9,444	3,453	—	88	26,673
720+	15,320	9,979	2,515	—	—	27,814
Other	59	—	453	—	—	512
Subtotal	29,864	19,980	6,769	—	88	56,701
Conforming mortgages
0-619	—	—	165	93	286	544
620-719	—	—	2,332	3,368	5,999	11,699
720+	—	—	322	2,952	1,992	5,266
Other	—	—	—	—	—	—
Subtotal	—	—	2,819	6,413	8,277	17,509
Non-conforming mortgages
0-619	89	593	1,413	—	—	2,095
620-719	1,398	5,426	3,825	—	—	10,649
720+	1,702	3,430	832	—	—	5,964
Other	—	—	314	—	—	314
Subtotal	3,189	9,449	6,384	—	—	19,022
Other loans
Subtotal	—	—	14	—	—	14
	$33,053	$29,429	$15,986	$6,413	$8,365	$93,246
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Thirty-nine percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas. Other than Texas, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 26, 2015.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the lesser of the related loan balance or the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of cost or estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $379,000 and $582,000 as of December 26, 2015 and March 28, 2015, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $705,000 and $650,000 as of December 26, 2015 and March 28, 2015, respectively.

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
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	December 26, 2015	March 28, 2015
Direct loans receivable	$22,492	$15,802
Participation loans receivable	1,369	2,352
Allowance for loan loss	(116)	(73)
	$23,745	$18,081
The commercial loans receivable balance has the following characteristics:

	December 26, 2015	March 28, 2015
Weighted average contractual interest rate	6.9%	6.5%
Weighted average months to maturity	9	6
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either December 26, 2015 or March 28, 2015.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $116,000 and $117,000 at December 26, 2015 and December 27, 2014, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Balance at beginning of period	$110	$134	$73	$139
Provision for inventory finance credit losses	6	(17)	43	(22)
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$116	$117	$116	$117
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 26, 2015	March 28, 2015	December 26, 2015	March 28, 2015
Inventory finance notes receivable:
Collectively evaluated for impairment	$11,567	$7,229	$—	$—
Individually evaluated for impairment	10,925	8,573	1,369	2,352
	$22,492	$15,802	$1,369	$2,352
Allowance for loan loss:
Collectively evaluated for impairment	$(116)	$(73)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(116)	$(73)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At December 26, 2015, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At December 26, 2015, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 26, 2015	March 28, 2015	December 26, 2015	March 28, 2015
Risk profile based on payment activity:
Performing	$22,492	$15,728	$1,369	$2,352
Watch list	—	—	—	—
Nonperforming	—	74	—	—
	$22,492	$15,802	$1,369	$2,352

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	December 26, 2015	March 28, 2015
Texas	34.5%	42.4%
Arizona	10.9%	10.4%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of December 26, 2015 or March 28, 2015, respectively. As of December 26, 2015 the Company had concentrations of commercial loans receivable with one independent third-party that equaled 35.4% of the principal balance outstanding, all of which was secured. As of March 28, 2015, the Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable with any one borrower.
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

	December 26, 2015	March 28, 2015
Property, plant and equipment, at cost:
Land	$22,571	$21,197
Buildings and improvements	30,936	24,288
Machinery and equipment	20,322	16,772
	73,829	62,257
Accumulated depreciation	(19,894)	(17,545)
Property, plant and equipment, net	$53,935	$44,712
Included in the amounts above are certain assets under a capital lease. See Note 8 for additional information.
8. Capital Leases
On May 1, 2015, in connection with the purchase of Fairmont Homes, the Company entered into a five-year lease covering the manufacturing facilities and land in Montevideo, Minnesota, which is accounted for as a capital lease. At the end of the lease term, the landlord has the option to require the Company to purchase the leased premises at a specified price. If the landlord does not exercise this option, the Company may purchase the facilities at the termination of the lease for that price. The following amounts were recorded for the leased assets as of December 26, 2015 (in thousands):

December 26, 2015
Land	$92
Buildings and improvements	2,033
2,125
Accumulated amortization	(45)
Leased assets, net	$2,080

The minimum payments in future fiscal years under the lease as of December 26, 2015 are as follows (in thousands):

2016	$75
2017	289
2018	277
2019	265
2020	253
Thereafter	1,721
Total remaining lease payments	2,880
Less: Amount representing interest	(815)
Present value of future minimum lease payments	$2,065
9. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the nine months ended December 26, 2015 and December 27, 2014, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 3 to 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	December 26, 2015			March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,014	$—	$69,014	$67,346	$—	$67,346
Trademarks and trade names	7,100	—	7,100	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,214	—	77,214	74,696	—	74,696
Finite lived:
Customer relationships	8,100	(5,331)	2,769	6,200	(5,027)	1,173
Other	1,384	(580)	804	1,274	(467)	807
Total goodwill and other intangible assets	$86,698	$(5,911)	$80,787	$82,170	$(5,494)	$76,676
Amortization expense recognized on intangible assets was $112,000 and $417,000 during the three and nine months ended December 26, 2015, respectively. Amortization expense of $345,000 and $1,034,000 was recognized during the three and nine months ended December 27, 2014, respectively.

During the nine months ended December 26, 2015, the Company acquired certain manufactured housing assets and liabilities of two companies, both of which were accounted for as business combinations. The purchase price for the assets and liabilities assumed was allocated based on their estimated fair values and is preliminary. The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require adjustments of the amounts allocated to goodwill.
10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 26, 2015	March 28, 2015
Salaries, wages and benefits	$18,374	$16,186
Unearned insurance premiums	13,906	13,556
Customer deposits	13,644	13,435
Estimated warranties	13,403	9,953
Accrued volume rebates	8,423	3,266
Insurance loss reserves	5,853	1,774
Company repurchase option on certain loans sold	4,252	2,063
Accrued insurance	3,934	3,068
Deferred margin	2,340	2,398
Capital lease obligation	2,065	—
Reserve for repurchase commitments	1,667	2,240
Accrued taxes	917	1,089
Other	9,248	8,048
	$98,026	$77,076
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

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Balance at beginning of period	$12,805	$9,393	$9,953	$9,262
Purchase accounting additions	—	—	1,111	—
Charged to costs and expenses	4,830	3,014	15,065	9,264
Payments and deductions	(4,232)	(2,991)	(12,726)	(9,110)
Balance at end of period	$13,403	$9,416	$13,403	$9,416

12. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	December 26, 2015	March 28, 2015
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$27,893	$29,469
Securitized financing 2007-1	29,867	33,461
Other secured financings	4,720	4,030
Total securitized financings and other, net	$62,480	$66,960
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

	December 26, 2015	March 28, 2015
Securitized financings – contractual amount	$70,727	$75,058
Purchase discount
Accretable	(12,967)	(12,128)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$57,760	$62,930
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Balance at the beginning of the period	$13,993	$15,142	$12,128	$15,199
Accretion	(1,022)	(944)	(2,575)	(3,039)
Adjustment to cash flows	(4)	(51)	3,414	1,987
Balance at the end of the period	$12,967	$14,147	$12,967	$14,147

On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of December 26, 2015, the Class A-1 and Class A-2 bonds have been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of December 26, 2015, the Class A-1 and Class A-2 bonds have been retired.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 26, 2015, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	December 26, 2015		December 27, 2014
	Written	Earned	Written	Earned
Direct premiums	$3,559	$3,714	$3,162	$3,287
Assumed premiums—nonaffiliate	4,855	5,391	4,463	4,823
Ceded premiums—nonaffiliate	(2,699)	(2,699)	(2,518)	(2,518)
Net premiums	$5,715	$6,406	$5,107	$5,592

	Nine Months Ended
	December 26, 2015		December 27, 2014
	Written	Earned	Written	Earned
Direct premiums	$11,219	$10,971	$9,926	$9,551
Assumed premiums—nonaffiliate	16,120	15,769	14,713	13,835
Ceded premiums—nonaffiliate	(8,135)	(8,135)	(7,275)	(7,275)
Net premiums	$19,204	$18,605	$17,364	$16,111
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
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the IRS for years before fiscal year 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.

15. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $46.7 million at December 26, 2015, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.7 million and $2.2 million at December 26, 2015 and March 28, 2015, respectively, related to the commitments pertaining to these agreements.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 26, 2015	March 28, 2015
Construction loan contract amount	$17,884	$9,591
Cumulative advances	(6,413)	(4,076)
Remaining construction contingent commitment	$11,471	$5,515
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $821,000 and $867,000 as of December 26, 2015 and March 28, 2015, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.

Interest Rate Lock Commitments. In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired with another loan that may mitigate losses from fallout.
As of December 26, 2015, CountryPlace had outstanding IRLCs with a notional amount of $4.5 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and nine months ended December 26, 2015, CountryPlace recognized losses of $1,000 and $6,000, respectively, on the outstanding IRLCs. During the three and nine months ended December 27, 2014, CountryPlace recognized gains of $11,000 and $38,000, respectively, on the outstanding IRLCs.
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
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and nine months ended December 26, 2015, CountryPlace recognized gains of $42,000 and $27,000, respectively, on forward sales and whole loan sale commitments. During the three and nine months ended December 27, 2014, CountryPlace recognized losses of $31,000 and $67,000, respectively, on forward sales and whole loan sale commitments.
Community-based Lending Initiative Investment Commitment. As of December 26, 2015, the Company had an unfunded commitment of $5.0 million in its community-based lending initiative, all of which was subsequently funded.
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

16. Stockholders' Equity
The following table represents changes in stockholders' equity for the nine months ended December 26, 2015 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2015	8,859,199	$89	$237,916	$81,645	$504	$320,154
Stock option exercises, including incremental tax benefits	52,934	—	1,702	—	—	1,702
Share-based compensation	—	—	1,512	—	—	1,512
Net income	—	—	—	21,553	—	21,553
Unrealized gain (loss) on Available-for-sale securities	—	—	—	—	(742)	(742)
Balance, December 26, 2015	8,912,133	$89	$241,130	$103,198	$(238)	$344,179

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax effect on available-for-sale securities were $1.2 million for the nine months ended December 26, 2015.

17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of December 26, 2015, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 375,987 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and nine months ended December 26, 2015 was $395,000 and $1.5 million, respectively. The Company recorded stock-based compensation expense of $294,000 and $1.4 million for the three and nine months ended December 27, 2014, respectively.
As of December 26, 2015, total unrecognized compensation cost related to stock options was approximately $2.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.98 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the nine months ended December 26, 2015:

Number of Shares
Outstanding at March 28, 2015	506,980
Granted	90,500
Exercised	(78,500)
Canceled or expired	(1,000)
Outstanding at December 26, 2015	517,980
Exercisable at December 26, 2015	346,975
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

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net income	$8,098	$6,638	$21,553	$17,864
Weighted average shares outstanding:
Basic	8,903,742	8,857,449	8,881,822	8,852,822
Common stock equivalents—treasury stock method	161,158	159,136	158,324	162,714
Diluted	9,064,900	9,016,585	9,040,146	9,015,536
Net income per share:
Basic	$0.91	$0.75	$2.43	$2.02
Diluted	$0.89	$0.74	$2.38	$1.98
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 26, 2015 were 12,176 and 15,490, respectively. There were 16,512 and 2,722 anti-dilutive common stock equivalents excluded for the three and nine months ended December 27, 2014, respectively.

19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	December 26, 2015		March 28, 2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$22,436	$22,436	$21,283	$21,283
Non-marketable equity investments (2)	10,398	10,398	10,636	10,636
Consumer loans receivable (3)	92,297	126,474	98,158	129,616
Interest rate lock commitment derivatives (4)	13	13	19	19
Forward loan sale commitment derivatives (4)	(26)	(26)	(54)	(54)
Commercial loans receivable (5)	23,745	23,928	18,081	18,025
Securitized financings (6)	(62,480)	(61,843)	(66,960)	(67,064)
Mortgage servicing rights (7)	738	738	475	475

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	December 26, 2015
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$992	$—	$992	$—
Mortgage-backed securities (1)	6,214	—	6,214	—
Securities issued by states and political subdivisions (1)	7,647	—	7,647	—
Corporate debt securities (1)	1,162	—	1,162	—
Marketable equity securities (1)	5,421	5,421	—	—
Interest rate lock commitment derivatives (2)	13	—	—	13
Forward loan sale commitment derivatives (2)	(26)	—	—	(26)
Mortgage servicing rights (3)	738	—	—	738

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 26, 2015. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 26, 2015
	Total	Level 1	Level 2	Level 3
Loans held for investment	$111,200	$—	$—	$111,200
Loans held for sale	8,861	—	8,861	—
Loans held—construction advances	6,413	—	—	6,413
Commercial loans receivable	23,928	—	—	23,928
Securitized financings	(61,843)	—	(61,843)	—
Non-marketable equity investments	10,398	—	—	10,398

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) disclosed in Note 5 and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of December 26, 2015.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the nine months ended December 26, 2015.
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

	December 26, 2015	March 28, 2015
Number of loans serviced with MSRs	3,649	3,306
Weighted average servicing fee (basis points)	30.35	29.88
Capitalized servicing multiple	58.12%	42.10%
Capitalized servicing rate (basis points)	17.64	12.58
Serviced portfolio with MSRs (in thousands)	$418,418	$380,120
Mortgage servicing rights (in thousands)	$738	$475
20. Related Party Transactions
Third Avenue Value Fund and an affiliate (collectively, "Third Avenue") are considered a principle owner, and therefore a related party, under ASC 850, Related Party Disclosures. As of December 26, 2015, based on the latest regulatory filing available, Third Avenue and its related funds owned approximately 11.3% of our outstanding common shares.
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
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net revenue:
Factory-built housing	$167,280	$133,648	$492,281	$386,291
Financial services	14,147	13,284	42,778	39,120
	$181,427	$146,932	$535,059	$425,411
Income before income taxes:
Factory-built housing	$9,703	$6,618	$26,674	$19,926
Financial services	2,302	3,934	6,453	8,268
	$12,005	$10,552	$33,127	$28,194

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
In 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement. As a result of the transaction, Cavco owns 100 percent of Fleetwood and the Fleetwood businesses. The transaction eliminated the need for noncontrolling interest accounting. Since the transaction closed, Cavco's ownership of 100% of its subsidiaries entitles the Company to all of the associated earnings.
On March 30, 2015, the Company purchased the business and operating assets of Chariot Eagle, a Florida-based manufacturer of park model RVs and manufactured homes. This transaction was accounted for as a business combination and is expected to expand the Company's offering of park model RV product lines and further strengthen our market position in the Southeastern United States.

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
We continually review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive market response to the past and recent acquisitions has been encouraging and we believe that these expansions provide positive long-term strategic benefits for the Company. We plan to focus on developing synergies among all operations, which continue to have significant organic growth potential.
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 8.8% for the first eleven months of calendar year 2015 compared to the same period in the prior year. During calendar year 2014 our industry shipped approximately 64,000 HUD code manufactured homes, an increase of 6.7% over the approximately 60,000 homes shipped in 2013. Shipments were 55,000 in 2012, 52,000 in 2011 and 50,000 in calendar year 2010, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2004 to 2014 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 77,000 and 171,000, respectively. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry and the Company are operating at relatively low production and shipment levels.
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
The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Still, diversification among Cavco’s product lines and operations have served to partially offset the extent of seasonal fluctuations. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry. Demand patterns for Park Model RVs and homes used primarily for retirement seasonal living partially offset the general housing seasonality. Cabins used for camping and vacation use are placed in a variety of climates that further mitigates the effects of seasonality on our sales volume. Cavco’s Company-owned retail stores experience decreased home buyer traffic during holidays and popular vacation periods; however, the one to three month retail sales process tends to somewhat mitigate the impact of these irregular traffic patterns.

Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. The insurance subsidiary is subject to the effects of seasonal storms in Texas where most of its policies are underwritten. Spring storm activity typically spikes each April and May, the prime season for Texas weather events. During the quarter ended June 27, 2015, record setting storm activity in Texas produced high insurance claims volume. The severity of the hail and wind related damage to insured homes were considerably greater than most spring storm seasons. Losses from these catastrophic events were somewhat limited by reinsurance contracts in place, which responded as intended as part of the Company’s loss mitigation structure. While the severity of weather events has and can be expected to vary over time, the insurance subsidiary is a well-established and time-tested business. The entity has been a solid performer for the Company over time despite occasional periods of high claims experience.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 12.3 million between 2016 and 2021. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular and onerous appraisal requirements, higher interest rates compared to site-built homes, regulatory burdens, a reduced number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models that may better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.
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

The backlog of sales orders at December 26, 2015 varied among our 19 factories and in total was approximately $54.9 million, or approximately five weeks of current production levels, compared to $53.4 million at December 27, 2014. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders.
Inventory financing for the industry's wholesale distribution chain continues to be in short supply. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector's remaining inventory finance companies (floor plan lenders) initiated significant changes, and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. As a result, the Company has entered into certain commercial loan programs whereby the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 6 to the Consolidated Financial Statements). The Company's involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our participation in wholesale financing is helpful to retailers, communities and developers and allows our homes continued exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
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
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope, including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. Cavco also builds homes designed to use alternative energy sources, such as solar and wind. Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
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
In addition, we were listed as number 13 on Forbes® Magazine’s list of "America's Best Small Companies 2014." Since 1979, Forbes has been compiling a list of their top 100 small companies from all industry segments based on their history of consistent sales and earnings growth.

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
Regulatory Developments
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act" or the "Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. The Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services. Although Congress detailed significant changes, and many new rules have been implemented, the full impact will not be known for years as the development of additional rules continue, and Congress considers amending part of the Act. Enforcement actions are in the early stages and the effects of possible litigation related to the regulations remains unknown.
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
Results of Operations
Three and nine months ended December 26, 2015 compared to December 27, 2014
Net Revenue. The following tables summarize net revenue for the three and nine months ended December 26, 2015 and December 27, 2014.

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$167,280	$133,648	$33,632	25.2%
Financial services	14,147	13,284	863	6.5%
	$181,427	$146,932	$34,495	23.5%

Factory-built homes sold:
by Company-owned retail sales centers	553	542	11	2.0%
to independent retailers, builders, communities & developers	2,660	2,027	633	31.2%
Total homes sold	3,213	2,569	644	25.1%

Net revenue per home sold	$52,063	$52,023	$40	0.1%

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$492,281	$386,291	$105,990	27.4%
Financial services	42,778	39,120	3,658	9.4%
	$535,059	$425,411	$109,648	25.8%

Factory-built homes sold:
by Company-owned retail sales centers	1,775	1,667	108	6.5%
to independent retailers, builders, communities & developers	7,604	5,776	1,828	31.6%
Total homes sold	9,379	7,443	1,936	26.0%

Net revenue per home sold	$52,488	$51,900	$588	1.1%

The increase in net revenue from the factory-built housing segment for the three and nine months ended December 26, 2015 was primarily from businesses acquired during the first quarter of fiscal year 2016, while the remainder of the increase was from sales growth at the Company's pre-existing factory-built housing operations.
Net revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, land, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. Further, fluctuations in the net revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also adjusted for the cost and availability of raw materials included in and labor used to produce each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net revenue per home sold. The increase in net revenue per home sold for the three and nine months ended December 26, 2015 is primarily a function of the variables noted above.
Financial services segment revenue increased primarily from additional insurance policies in force and loans serviced during the period. As of December 26, 2015 insurance policies in force grew 11.0% and the number of loans serviced grew 16.0% from December 27, 2014 levels. partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Gross Profit. The following tables summarize gross profit for the three and nine months ended December 26, 2015 and December 27, 2014.

	Three months ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$29,436	$23,219	$6,217	26.8%
Financial services	6,954	8,582	(1,628)	(19.0)%
	$36,390	$31,801	$4,589	14.4%

Gross profit as % of Net revenue:	20.1%	21.6%	N/A	(1.5)%

	Nine months ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$87,290	$72,575	$14,715	20.3%
Financial services	20,489	22,541	(2,052)	(9.1)%
	$107,779	$95,116	$12,663	13.3%

Gross profit as % of Net revenue:	20.1%	22.4%	N/A	(2.3)%

The increase in factory-built housing gross profit for the three and nine months ended December 26, 2015 is primarily from higher home sales volume pertaining to businesses acquired during the first quarter of fiscal year 2016, while the remainder of the increase was from sales growth at the Company's pre-existing factory-built housing operations.
Financial services gross profit for the three months ended December 26, 2015 decreased versus the three months ended December 27, 2014 mainly from higher insurance claim losses, partially offset by gross profit earned on increased insurance policies in force and higher loan servicing volume. For the nine months ended December 26, 2015 gross profit compared to the same period in the previous year declined from higher insurance claims losses including record setting storms in Texas during the first quarter of fiscal 2016. While claims activity typically spikes in April and May each year, a prime season for storm activity in the area, the severity of the hail and wind storms and the damage to insured homes were considerably greater in the first quarter of fiscal 2016 than during the same period last year. Losses on these catastrophic events were somewhat mitigated by reinsurance contracts in place.
Lower gross profit percentages in the current three and nine month periods compared to the same periods last year are from increased insurance claims activity as described above, as well as variations in the sales product mix.
Selling, General and Administrative Expenses. The following tables summarize selling, general and administrative expenses for the three and nine months ended December 26, 2015 and December 27, 2014.

	Three months ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Selling, General and Administrative expenses:
Factory-built housing	$20,237	$18,478	$1,759	9.5%
Financial services	3,491	3,519	(28)	(0.8)%
	$23,728	$21,997	$1,731	7.9%

Selling, General and Administrative expenses as % of Net revenue:	13.1%	15.0%	N/A	(1.9)%

	Nine months ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Selling, General and Administrative expenses:
Factory-built housing	$61,966	$55,801	$6,165	11.0%
Financial services	10,992	10,674	318	3.0%
	$72,958	$66,475	$6,483	9.8%

Selling, General and Administrative expenses as % of Net revenue:	13.6%	15.6%	N/A	(2.0)%
Selling, general and administrative expenses related to factory-built housing increased during the three and nine months ended December 26, 2015 primarily from the addition of the Fairmont Homes and Chariot Eagle factories acquired during the first quarter of the fiscal year 2016.
Selling, general and administrative expenses for financial services remained relatively consistent for the three and nine months ended December 26, 2015 from ongoing operating stability.
As a percentage of net revenue, selling, general and administrative expenses decreased from increased utilization on higher net revenue from recently acquired businesses and pre-existing operations.

Interest Expense. The following tables summarize interest expense for the three and nine months ended December 26, 2015 and December 27, 2014.

	Three months ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,244	$1,095	$149	13.6%

	Nine months ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$3,224	$3,432	$(208)	(6.1)%
Interest expense, consists primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios and interest related to the capital lease treatment for a lease covering the manufacturing facilities and land entered into as part of the Fairmont acquisition during the first quarter of fiscal year 2016. The increase for the three months ended December 26, 2015 is related to the capital lease, offset by continued principal reductions of the securitization financings. The decrease for the nine months ended December 26, 2015 is related to the continued principal reductions of the securitization financings, partially offset by capital lease related interest.
Other Income, net. The following tables summarize other income, net for the three and nine months ended December 26, 2015 and December 27, 2014.

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Other income, net	$587	$1,843	$(1,256)	(68.1)%

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Other income, net	$1,530	$2,985	$(1,455)	(48.7)%
Other income, net, is attributable to interest income earned on commercial loans receivable in the factory built housing segment and also represents gains and losses on property, plant and equipment, including assets held for sale or sold. During the three months ended December 27, 2014, the Company sold two inactive manufacturing facilities, one located in Woodland, California and one in Albemarle, North Carolina, resulting in an aggregate net gain of $1.3 million. During the nine months ended December 27, 2014, in addition to the properties discussed in the preceding sentence, the Company sold two idle retail locations, resulting in an aggregate net gain of $1.4 million.

Income Before Income Taxes. The following tables summarize income before income taxes for the three and nine months ended December 26, 2015 and December 27, 2014.

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$9,703	$6,618	$3,085	46.6%
Financial services	2,302	3,934	(1,632)	(41.5)%
	$12,005	$10,552	$1,453	13.8%

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$26,674	$19,926	$6,748	33.9%
Financial services	6,453	8,268	(1,815)	(22.0)%
	$33,127	$28,194	$4,933	17.5%
Income taxes. The following tables summarize Income taxes for the three and nine months ended December 26, 2015 and December 27, 2014.

	Three Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income taxes	$3,907	$3,914	$(7)	(0.2)%

	Nine Months Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
	(Dollars in thousands)
Income taxes	$11,574	$10,330	$1,244	12.0%
The effective tax rate for the third fiscal quarter was 32.5%, which benefited from certain manufacturing specific deductions and tax credits. For the prior year third fiscal quarter, the effective tax rate was 37.1%. For the nine months ended December 26, 2015 and December 27, 2014, the effective tax rate was 34.9% and 36.6%, respectively.

Liquidity and Capital Resources
We believe that cash and cash equivalents at December 26, 2015, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Recent acquisitions of Fairmont Homes and Chariot Eagle did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities provided $35.1 million of cash during the nine months ended December 26, 2015, compared to providing cash of $17.6 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, higher accounts payable and accrued liabilities, including factory warranties, volume rebates, and insurance loss reserves, partially offset by increases in commercial loans receivable from further expansion of our distribution-based lending programs. Cash provided by operating activities during the prior period was primarily the result of cash generated by operating income before non-cash charges, utilization of deferred tax assets, principle payments received on consumer loans receivable and higher accounts payable, and wage and unearned insurance premium accruals, offset by increases in net loan originations.
Consumer loan originations decreased to $77.0 million from $79.4 million for the nine months ended December 26, 2015 and December 27, 2014, respectively. Proceeds from the sale of consumer loans provided $79.3 million in cash, compared to $71.6 million in the previous year, a net increase of $7.7 million, which relates to the timing of loan origination and related loan sales.
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

Investing activities used $32.7 million of cash during the nine months ended December 26, 2015, compared to providing $0.9 million during the same period last year. In the current period, cash of $28.1 million was used for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as the purchase of investments by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales. In the prior period, cash was primarily provided by sales of property, plant and equipment, including assets held for sale and the sale of publicly-traded securities by our insurance subsidiary from its investment portfolio, offset by that subsidiary's investment purchases.
Financing activities used $2.8 million in cash during the nine months ended December 26, 2015 primarily from payment on securitized financings, offset by loan sales accounted for as other secured financings. Financing activities provided $0.7 million in cash during the nine months ended December 27, 2014, primarily made up of tax benefits from stock option exercises realized and loan sales accounted for as other secured financings, offset by payments on securitized financings.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 26, 2015, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. Accordingly, the updated standard is effective for us beginning with the first quarter of the Company's fiscal year 2019, with early application permitted in fiscal year 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 will be effective beginning with the Company's fiscal year 2019 annual report, and interim periods thereafter, with early adoption permitted. In this update, entities are required to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2019. The amendments require certain equity investments to be measured at fair value with changes in the fair value recognized through net income. The Company is currently evaluating the effect ASU 2016-01 will have on the Company's Consolidated Financial Statements and disclosures.
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
We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of December 26, 2015, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$5,034
Commercial loans receivable	$157
Securitized financings	$1,109
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of December 26, 2015, CountryPlace had outstanding IRLCs with a notional amount of $4.5 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of December 26, 2015 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $175,000.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 26, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended December 26, 2015, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	February 3, 2016
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	February 3, 2016
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended December 26, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements