Form 10-K
period 2016-04-02
CAVCO INDUSTRIES INC
filed 2016-06-21
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 26, 2015 (based on the closing price on the Nasdaq Stock Market, LLC on September 26, 2015) was $204,396,647. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 10, 2016, 8,939,053 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 2, 2016

PART I

ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, which include Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes and Chariot Eagle. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Our mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Fannie Mae and Freddie Mac seller/servicer, a Ginnie Mae mortgage backed securities issuer and offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
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
We distribute our homes through 45 Company-owned U.S. retail outlets and a network of independent distribution points in 44 states, Canada, Japan and Mexico. A significant number of these independent distribution points are located in Arizona, California, Florida, Texas, Oregon and Kentucky. Thirty-two of our Company-owned retail stores are located in Texas. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook."
CountryPlace originates single-family residential mortgages and chattel loans, and services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured home chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by the Government National Mortgage Association ("GNMA" or "Ginnie Mae") to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"). A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 5 to the Consolidated Financial Statements).
Standard Casualty is domiciled in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard Casualty holds insurance licenses in multiple states; however, a significant portion of its writings occur in Texas and Arizona. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business (see Note 13 to the Consolidated Financial Statements).
See Note 23 to the Consolidated Financial Statements for financial information regarding our business segments (factory-built housing and financial services), both of which are discussed below.

Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2015 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code") accounted for an estimated 12.3% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute ("MHI"), during calendar year 2015, our industry shipped approximately 71,000 HUD code manufactured homes. This followed approximately 64,000 homes shipped in 2014, 60,000 in 2013, 55,000 in 2012 and 52,000 shipped in calendar year 2011, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2006 to 2015 were less than the annual home shipments for each of the 40 years from 1963 to 2005. For the past 10 and 20-year periods, annual home shipments averaged 70,000 and 158,000, respectively. While industry HUD code manufactured home shipments improved modestly during the three most recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
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
As a result of the foregoing factors, and based on industry data as of the end of 2015, the number of active industry manufacturing facilities was 121, a decrease of 202 facilities since the end of 1999, representing a 63% reduction. Weak industry conditions have adversely affected the results of operations of all of the major producers of manufactured homes, including our Company.
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
Approximately 83% of our products are constructed in accordance with the HUD code. We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, are primarily used as vacation dwellings and seasonal living, and are placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-section/modular ranch-style dwellings, split-level homes, Cape Cod style homes, two and three story homes and multi-family units. We also build commercial modular structures including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which we build our residential homes using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as homes and are often set by crane and finished at the site.
We produce our residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal years 2016 and 2015, we sold 12,339 and 9,999 homes, respectively.
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
Factory-built Housing
Manufacturing Operations. Our homes are constructed in plant facilities using an assembly-line process employing from 75 to 300 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate 19 manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 41,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six production days. During the fiscal quarters ended April 2, 2016 and March 28, 2015, our rates of production were approximately 84 and 61 home sections per day, respectively.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 350-mile radius. Each of our manufacturing facilities serves multiple retailers along with a large number of one-time purchasers. Because we produce homes to fill existing wholesale orders, our manufacturing plants generally do not carry finished goods inventories, except for homes awaiting delivery.
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

At April 2, 2016, we had a backlog of home orders with wholesale sales values of approximately $47.9 million, compared to a backlog of $47.4 million at March 28, 2015. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.
Revenue and Distribution. The Company sold 12,339, 9,999 and 9,379 homes in fiscal years 2016, 2015 and 2014, respectively, through Company-owned and independent distribution channels.
As of April 2, 2016, we had a total of 45 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma, Louisiana, Virginia, North Carolina and Florida. Thirty-two of the Company-owned retail stores are located in Texas. Our Company-owned sales centers are generally located on main roads or highways for high visibility. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may order a home that will be built at a manufacturing facility or they may purchase a home from an inventory of homes maintained at the location, including a model home. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. As of April 2, 2016, Company-owned sales centers had an average inventory of 16 new homes per location. We internally finance our home inventories.
As of April 2, 2016, we had a network of independent distribution points, of which 15% were in Arizona, 13% in Texas, 10% in California, 9% in Florida, 7% in Oregon and 5% in Kentucky. The remaining 41% were in 38 other states, Canada, Japan and Mexico. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended April 2, 2016.
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
Independent retailers frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the retailer's lender for each home ordered. We then manufacture the home and it is shipped at the retailer's expense. Payment is due from the lender upon shipment of the product. For a description of wholesale floor plan financing arrangements used by independent retailers and our obligations in connection with these arrangements, see "Financing—Commercial Financing" below.
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

Financial Services
Finance. We provide a source of home buyer financing to our customers on competitive terms through our subsidiary, CountryPlace. CountryPlace offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of numerous brands of factory-built homes sold by Company-owned retail sales centers and certain independent retailers, builders, communities and developers. CountryPlace is authorized to directly endorse FHA Title I and Title II mortgage insurance, is an approved lender with the VA and the USDA under its Single Family Housing Guaranteed Loan Program, is approved to issue GNMA-insured mortgage-backed securities, and is authorized to sell mortgages to, and service mortgages for Fannie Mae and Freddie Mac. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract.
All of CountryPlace’s loan contracts held are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 29 states, including Texas, Florida, New Mexico, Arizona and Alabama.
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The GSEs, principally Fannie Mae, Freddie Mac, and Ginnie Mae, as well as the FHA, play a significant role in buying home mortgages and creating investment securities that are either sold to investors or held in their portfolios. These organizations provide essential liquidity to the secondary mortgage market. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain loans or could increase home loan interest rates, fees and credit standards. This could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
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
Financing
Commercial Financing. Certain of our wholesale factory-built housing sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $46.6 million as of April 2, 2016 compared to $28.3 million as of March 28, 2015. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.

The availability of inventory financing for the industry’s wholesale distribution chain continues to improve. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve, and in some cases, require the financial involvement of the Company. As a result, the Company has entered into certain commercial loan programs whereby the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors of our products under which the Company provides funds for financing purchases (see Note 6 to the Consolidated Financial Statements). The Company’s involvement in commercial loans has increased the availability of manufactured home financing to distributors, communities and developers. We believe that our taking part in the wholesale financing of homes is helpful to the borrowers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.
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
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized.
Competition
The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with approximately 35 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.

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

On September 30, 2015, the EPA issued its Third Five-Year Review Report for Phoenix Goodyear Airport (North and South Areas) Superfund Site (the "Third Five-Year Report") and reported that "[t]he remedy at PGAS is currently protective of human health and environment because there is no complete exposure pathway to contaminated groundwater or soil. Soil contamination has been addressed and the vapor intrusion pathway is not complete. Monitoring of COG production wells continues to ensure that the public is not being exposed to contaminated groundwater that exceeds the MCLs." In order to ensure the remedy will be protective in the long-term, the EPA has recommended that the following action be taken: modify the sampling plans to include all COCs, assess the need for new cleanup level for arsenic, and determine the necessity of institutional controls. The next five year review is due within five years of September 30, 2015. The preceding summary of the Third Five-Year Report does not purport to be complete, and is qualified in its entirety by reference to the report itself which is available at https://yosemite.epa.gov/r9/sfund/r9sfdocw.nsf/vwsoalphabetic/Phoenix-Goodyear+Airport+Area#repositories.
Our lease specifically refers to the consent decree with the EPA and provides that, as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the 23 years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.
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
A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act ("Truth-in-Lending Act") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act ("RESPA") and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Installment sales contracts, direct loans and mortgage loans eligible for inclusion in a Ginnie Mae program are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. Although Congress detailed some significant changes, and new rules have been implemented, the full impact remains unknown and may not be fully known for years, as regulations that are intended to implement the Dodd-Frank Act continue to be adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services.
In 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, which include real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules defined standards for origination of "Qualified Mortgages," established specific requirements for lenders to prove borrowers' ability to repay loans and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also established interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB mortgage finance rules, certain loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, may fall outside the safe harbor limits. The CFPB rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing issuance of rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The CFPB rules amending the Truth-in-Lending Act ("TILA") and the RESPA expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers due to the limits on rates and fees or be reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
Additionally, the Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule effective December 30, 2014 and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. While the effects of these new requirements are not fully known, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.

The Dodd-Frank Act also required integrating disclosures provided by lenders to borrowers under TILA and RESPA. The final rule became effective October 3, 2015. The TILA-RESPA Integrated Disclosure ("TRID") mandated extensive changes to the mortgage loan closing process and necessitated significant changes to mortgage origination systems. Since its implementation, technical ambiguities in the rule have resulted in lender and investor uncertainty regarding acceptable cures and tolerances for disclosure and estimate errors. It is not yet fully known how the GSEs and HUD will view TRID compliance, how they will apply their own interpretations of TRID to their repurchase and claims review processes, or how the market for private-label securitizations may be impacted.
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
If passed by Congress and signed into law, the proposed Preserving Access to Manufactured Housing Act (Senate Bill 682 and House of Representatives Bill 650) would amend some Dodd-Frank Act provisions that affect manufactured housing financing. The bill would revise the triggers by which small-sized manufactured home loans are considered "High-Cost" under HOEPA and clarify the MLO licensing requirements for manufactured home retailers and their employees.
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
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could continue to increase our healthcare costs, adversely impacting the Company's earnings.
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
Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. The insurance subsidiary is subject to the effects of seasonal storms in Texas, where most of its policies are underwritten. Spring storm activity typically spikes each April and May, the prime season for Texas weather events. During the quarter ended June 27, 2015, record setting storm activity in Texas produced high insurance claims volume. The severity of the hail and wind related damage to insured homes were considerably greater than most spring storm seasons. Losses from these catastrophic events were somewhat limited by reinsurance contracts in place, which responded as intended as part of the Company’s loss mitigation structure. While the severity of weather events has and can be expected to vary over time, the insurance subsidiary is a well-established and time-tested business. The entity has been a solid performer for the Company over time despite occasional periods of high claims experience.
Employees
We have approximately 3,750 employees. We believe that our relationship with our employees is good.
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
We operate in an industry that is currently experiencing a prolonged and significant downturn
Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Since 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in reduced wholesale shipments and excess manufacturing and retail locations.
As a result of the foregoing factors, and based on industry data as of the end of 2015, the number of active industry manufacturing facilities was 121, a decrease of 202 plants since 1999, representing a 63% reduction. The availability of consumer financing for the purchase of manufactured homes continues to be constrained. If current industry conditions continue or get materially worse, we may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset, goodwill or other impairment charges.
We may not be able to successfully integrate past acquisitions, including the recent acquisitions of Fairmont Homes and Chariot Eagle, or any future acquisition to attain the anticipated benefits. Past acquisitions may adversely impact the Company’s liquidity
We completed the acquisition of certain manufactured housing assets and liabilities of Fleetwood in fiscal year 2010 and of Palm Harbor in fiscal year 2012. Also in fiscal year 2012, we purchased all of the outstanding shares of CountryPlace and Standard Casualty.
On March 30, 2015, we completed the purchase of the business and operating assets of Chariot Eagle, Inc., a Florida based manufacturer of park model RVs and manufactured homes. On May 1, 2015, Cavco acquired certain assets and liabilities of Fairmont Homes. Fairmont Homes is a builder of manufactured and modular homes and park model RVs with manufacturing plants in Indiana and Minnesota.
We may consider other strategic acquisitions if such opportunities arise. The Fleetwood, Palm Harbor, Chariot Eagle and Fairmont Homes transactions, and other acquisitions that we may consider in the future, involve a number of risks, including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of Fairmont Homes and Chariot Eagle or potential future acquisitions. We also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.

Our involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks
CountryPlace offers conforming mortgages, non-conforming mortgages, and chattel loans to purchasers of factory-built homes sold by Company-owned retail sales centers and independent retailers, builders, communities and developers. CountryPlace is an approved seller/servicer with Fannie Mae and Freddie Mac, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract.
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
CountryPlace sells loans through GSE-related programs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by buyers and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase or indemnification. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations.
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

Certain of Standard Casualty’s premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide Standard Casualty with increased capacity to write larger risks. Standard Casualty remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of Standard Casualty’s assumed reinsurance is with one entity. Further, Standard Casualty’s policies in force may be subject to numerous risks including geographic concentration, adverse selection, home deterioration, unusual weather events, and regulation. Although claim amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses up to policy maximums, significant losses may be realized and our results of operations and financial condition could be adversely affected.
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
Since 1999, home-only lenders have tightened the credit underwriting standards for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted our revenue. Most of the national lenders who have historically provided home-only loans have exited the manufactured housing sector of the home loan industry. In 2002, Conseco, historically one of the largest originators of home-only loans in the manufactured housing industry, filed for bankruptcy protection and ceased its lending activities. In 2004, JPMorgan Chase Bank N.A., the lender with the largest loan origination volume in the home-only financing market at that time, announced it was ceasing its manufactured housing lending activities. In 2008, Origen Financial, Inc. announced that it was suspending originations of manufactured home loans as a result of unfavorable conditions in the secondary market for its loans. Another major lender, 21st Mortgage Corporation, citing unreliable and inadequate sources of funding, announced in 2009 that it was significantly curtailing its retail lending program. Remaining retail lenders have tightened their loan underwriting standards. In 2014, U.S. Bank announced that they would exit the indirect manufactured housing lending business, requiring consumers to apply through their normal mortgage lending programs. Retail sales of manufactured housing could be adversely affected if remaining retail lenders curtail industry lending activities or exit the industry altogether.
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
In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services. Although Congress detailed some significant changes, and many new rules have been implemented, the full impact remains unknown and may not be fully known for years as the development of additional rules continue, and Congress considers amending part of the Act. Enforcement actions are in the early stages and the effects of possible litigation related to the regulations remains unknown.

In 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, which include real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules defined standards for origination of "Qualified Mortgages," established specific requirements for lenders to prove borrowers' ability to repay loans and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also established interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB mortgage finance rules, certain loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, may fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The CFPB rules amending the TILA and RESPA expand the types of mortgage loans that are subject to the protections of the HOEPA, revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers or may cause them to be reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Since 1999, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Conseco, historically the largest floor plan lender, previously providing about 25% of the industry's wholesale financing, discontinued approving and funding new floor plan loan requests in 2002 and later filed for bankruptcy protection. With Conseco's exit, Deutsche Financial Services was the largest remaining floor plan lender, providing approximately 20% of the industry's wholesale financing. Deutsche Financial Services discontinued approving and funding new floor plan loan requests in November 2002 and proceeded to liquidate its existing floor plan receivables. Textron Financial Corporation and GE Commercial Distribution Finance subsequently exited the business. As a result, the Company’s independent retailers have relied primarily on 21st Mortgage Corporation and smaller national and regional lending institutions that have specialized in providing wholesale floor plan financing to manufactured housing retailers. Floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis.

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
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The maximum amount of our contingent obligations under such repurchase agreements was approximately $46.6 million as of April 2, 2016, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
Our operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment levels, employment growth, interest rates, consumer confidence, land availability and development costs, apartment and rental housing vacancy levels, inflation, deflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.
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

A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of April 2, 2016, 13% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill annually for impairment by reporting unit by first making a qualitative assessment and, if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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

If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline
During fiscal year 2016, approximately 81% of our wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell our competitors' homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
Our business and operations are concentrated in certain geographic regions, which could be impacted by market declines
Our operations are concentrated in certain states, most notably Texas, California, Florida, Arizona, Oregon and Kentucky. Due to the concentrated nature of our operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact the results of the business, more than other companies that are more geographically dispersed.
The Company operates 19 homebuilding facilities located in the Pacific, Mountain, Midwest, South Central and South Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 45 company-owned sales centers, 32 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 29 states, including Texas, Florida, New Mexico, Arizona and Alabama.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Georgia markets.
A decline in the economic conditions in Texas, California, Florida, Arizona Oregon and/or Kentucky could have a material adverse effect on our results of operations.
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
The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations
We are dependent to a significant extent upon the efforts of our executive officers. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key person life or other insurance for our executive officers.
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
Deterioration in economic conditions and turmoil in financial markets could reduce our earnings and financial condition
Deterioration in regional or global economic conditions and turmoil in financial markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, foreign currency exchange rates and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred in recent years, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse effect on the availability of financing to our customers, causing our revenues to decline.

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
We are subject to a variety of federal, state and local laws and regulations affecting the production and sale of manufactured housing. Please refer to the section above under the heading "Government Regulation" for a description of many of these laws and regulations. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting our operations are under regular review by governmental bodies and we cannot predict what effect, if any, new laws and regulations would have on us or the manufactured housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, may adversely affect our financial condition or results of operations.

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

We own the land on which the manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 30, 2021 with options to extend; the Ocala, Florida plant, which is currently leased through March 30, 2017 with options to extend; and the Montevideo, Minnesota plants, which are leased through April 20, 2020. We also own substantially all of the machinery and equipment used at these factories. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. In addition to our production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as ten properties upon which six of our active retail centers are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. We lease office space in Addison, Texas for CountryPlace operations and Palm Harbor administrative support services, pursuant to a lease that expires in 2018. Our Phoenix, Arizona corporate headquarters lease was extended for a period of five years, commencing in February 2013 and expiring in January 2018. The Company has the right to terminate the lease prior to the expiration of the five year term, effective as of any date after January 31, 2016. The Company also leases an administrative office and supply facility in Nappanee, Indiana, expiring in July 2017 with options to extend.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is a listing of our executive officers as of June 21, 2016, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	65
Chairman of the Board, President and Chief Executive Officer since March 2001; Director and Officer of certain of Cavco's major subsidiaries, including Palm Harbor Homes, Inc. and Fleetwood Homes, Inc; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President - Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	48
Executive Vice President, Chief Financial Officer and Treasurer since January 2006; Director and Officer of certain of Cavco's major subsidiaries, including Palm Harbor Homes, Inc. and Fleetwood Homes, Inc; Interim Chief Financial Officer of the Company from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

Charles E. Lott	68
President of Fleetwood Homes, Inc. since August 2009; President and Vice President - Housing Group of Fleetwood Enterprises, Inc. from April 2005 to August 2009; Mr. Lott has worked for Fleetwood Enterprises and subsequently Fleetwood Homes for all but six years of his over 40-year career in the manufactured housing industry

Steven K. Like	59
Senior Vice President since February 2009; Director of Standard Casualty Company and affiliated agencies and Officer of certain of Cavco's subsidiaries; Executive Vice President and General Counsel- Patriot Homes from 1995 to February 2009; Partner at Warrick & Boyn, LLP from 1981-1995

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol CVCO. The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on the Nasdaq for the Company's common stock.

	Sales Price
	High	Low
Year ended April 2, 2016
Fourth Quarter	$95.25	$70.28
Third Quarter	106.55	66.71
Second Quarter	78.28	66.22
First Quarter	78.75	64.54
Year ended March 28, 2015
Fourth Quarter	$81.89	$67.32
Third Quarter	82.32	62.08
Second Quarter	87.90	65.29
First Quarter	85.45	72.03
As of June 6, 2016, the Company had 743 stockholders of record and approximately 7,900 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, we have not paid any dividends on our common stock. The payment of dividends to our stockholders is subject to the discretion of our board of directors and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state corporate and other laws.
Equity Compensation Plan Table
Information concerning equity compensation plans is included in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report.
Issuer Purchases of Equity Securities
In 2008, we announced a stock repurchase program. A total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended April 2, 2016 with that of the Nasdaq Composite Index and the Nasdaq US Small Cap Home Construction Index. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2011 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2011	3/31/2012	3/30/2013	3/29/2014	3/28/2015	4/2/2016
Cavco Industries, Inc.	$100	$103	$105	$174	$166	$206
Nasdaq Composite Index	$100	$111	$117	$149	$176	$177
Nasdaq US Small Cap Home Construction Index	$100	$105	$190	$175	$178	$140

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

	Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$712,352	$566,659	$533,339	$452,300	$443,066
Cost of sales	567,907	440,523	413,856	351,945	347,121
Gross profit	144,445	126,136	119,483	100,355	95,945
Selling, general and administrative expenses	98,103	87,659	87,938	79,313	79,800
Income from operations	46,342	38,477	31,545	21,042	16,145
Interest expense	(4,363)	(4,587)	(4,845)	(5,973)	(7,265)
Other income, net	2,049	3,437	1,105	1,579	1,338
Gain on bargain purchase	—	—	—	—	22,009
Income before income taxes	44,028	37,327	27,805	16,648	32,227
Income tax expense	(15,487)	(13,510)	(9,099)	(6,351)	(2,499)
Net income	28,541	23,817	18,706	10,297	29,728
Less: net income attributable to redeemable noncontrolling interest	—	—	2,468	5,334	14,491
Net income attributable to Cavco common stockholders	$28,541	$23,817	$16,238	$4,963	$15,237

Comprehensive income:
Net income	$28,541	$23,817	$18,706	$10,297	$29,728
Unrealized gain on available-for-sale securities, net of tax	785	68	82	238	116
Comprehensive income	29,326	23,885	18,788	10,535	29,844
Comprehensive income attributable to redeemable noncontrolling interest	—	—	2,392	5,453	14,549
Comprehensive income attributable to Cavco common stockholders	$29,326	$23,885	$16,396	$5,082	$15,295

Net income per share attributable to Cavco common stockholders:
Basic	$3.21	$2.69	$1.97	$0.71	$2.22
Diluted	$3.15	$2.64	$1.94	$0.71	$2.19
Weighted average shares outstanding:
Basic	8,889,731	8,854,359	8,262,688	6,956,706	6,877,437
Diluted	9,046,347	9,015,779	8,379,024	7,027,204	6,949,077

	April 2, 2016	March 28, 2015	March 29, 2014	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$97,766	$96,597	$72,949	$47,823	$41,094
Restricted cash, current	10,218	9,997	7,213	6,773	6,331
Accounts receivable, net	29,113	26,994	20,766	18,710	14,871
Short-term investments	10,140	7,106	8,289	6,929	5,377
Current portion of consumer loans receivable, net	21,918	24,073	19,893	20,188	20,705
Current portion of commercial loans receivable, net	3,557	2,330	2,941	3,983	1,982
Inventories	94,813	75,334	69,729	68,805	62,246
Assets held for sale	—	—	1,130	4,180	3,903
Prepaid expenses and other current assets	22,196	14,460	12,623	10,267	7,848
Deferred income taxes, current	8,998	8,573	12,313	6,724	6,657
Total current assets	298,719	265,464	227,846	194,382	171,014
Restricted cash	1,082	1,081	1,188	1,179	453
Investments	28,948	24,813	17,165	10,769	8,825
Consumer loans receivable, net	67,640	74,085	78,391	90,802	98,594
Commercial loans receivable, net	21,985	15,751	18,367	18,967	22,699
Property, plant and equipment, net	55,072	44,712	48,227	46,223	50,064
Goodwill and other intangibles, net	80,389	76,676	78,055	79,435	80,915
Deferred income taxes	—	—	—	2,742	4,770
Total assets	$553,835	$502,582	$469,239	$444,499	$437,334

Total current liabilities	125,089	101,471	98,993	87,005	85,505
Securitized financings and other	54,909	60,370	59,865	72,118	80,747
Deferred income taxes	20,611	20,587	19,948	16,492	16,198
Redeemable noncontrolling interest	—	—	—	91,994	86,541
Total stockholders’ equity	353,226	320,154	290,433	176,890	168,343
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$553,835	$502,582	$469,239	$444,499	$437,334
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, CRG Holdings, LLC, and Fleetwood (Fleetwood includes Palm Harbor, Fairmont Homes, Chariot Eagle, CountryPlace, Standard Casualty, and their subsidiaries). Until July 22, 2013, the Company and its investment partners, Third Avenue Value Fund and an affiliate, jointly-owned Fleetwood Homes, Inc. Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood’s inception in 2009. Third Avenue’s financial interest in Fleetwood was reported as a "redeemable noncontrolling interest" in the Consolidated Financial Statements. As discussed in Note 20 to the Consolidated Financial Statements, during the year ended March 29, 2014, Cavco completed the purchase from Third Avenue of all noncontrolling interests in Fleetwood and its subsidiaries. The acquisition closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood businesses and entitling Cavco to all of the associated earnings from that date forward.
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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes and Chariot Eagle. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Freddie Mac seller/servicer, a Ginnie Mae mortgage backed securities issuer and offers conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.
Company Growth
From its inception in 1965, Cavco has traditionally served affordable housing markets in the southwestern United States primarily through manufactured home production. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held Company traded on the Nasdaq Global Select Market under the ticker symbol CVCO.
In 2009, the Company and an investment partner, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"), formed a jointly-owned corporation, Fleetwood Homes, Inc. ("Fleetwood"). Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood's inception. Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Note 21 to the Consolidated Financial Statements. Fleetwood acquired certain assets and liabilities of Fleetwood Enterprises, Inc. The assets acquired included, among other assets, seven operating homebuilding factories in seven states, which substantially expanded the organization's geographic presence and increased the diversity of products offered by the Company.
During fiscal year 2011, Fleetwood acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets acquired included five operating homebuilding factories in four states, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company.
Financial information for Fleetwood was historically included in the Company’s Consolidated Financial Statements and related Notes, as a result of Cavco's management control of Fleetwood. Third Avenue's financial interest in Fleetwood was considered a "redeemable noncontrolling interest," and was designated as such in the Consolidated Financial Statements (see Notes 1 and 20 to the Consolidated Financial Statements). On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement. As a result of the transaction, Cavco owns 100 percent of Fleetwood and the Fleetwood businesses (see Note 21 to the Consolidated Financial Statements). Since the transaction closed, Cavco's ownership of 100% of its subsidiaries entitles the Company to all of the associated earnings.
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
We continually review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive market response to the past and recent acquisitions has been encouraging and we believe that these expansions provide positive long-term strategic benefits for the Company. We plan to focus on developing synergies among all operations, which continue to have organic growth potential.
Industry and Company Outlook
According to data reported by the MHI, during calendar year 2015, our industry shipped approximately 71,000 HUD code manufactured homes. This followed approximately 64,000 homes shipped in 2014, 60,000 in 2013, 55,000 in 2012 and 52,000 shipped in calendar year 2011, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2004 to 2015 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10 and 20-year periods, annual home shipments averaged 70,000 and 158,000, respectively. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry is operating at relatively low production and shipment levels.
Economic challenges in recent years continue to hinder annual industry and Company home sales. We believe that low post-recession employment rates and underemployment among potential home buyers who favor affordable housing as well as low post-recession consumer confidence levels are two of the most significant impediments. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by a period of persistently low employment rates and underemployment. Following such challenges, the process of repairing damaged credit among such consumers and efforts to save for a home loan down-payment often require substantial time. Low consumer confidence in the U.S. economy has been evident among manufactured home buyers interested in our products for seasonal or retirement living, as they have been concerned about financial stability, and, therefore, have been hesitant to commit to a new home purchase. We believe sales of our products may increase as employment and consumer confidence levels continue to improve.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 11.8 million between 2016 and 2021. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.

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
While home sales activity appear to be showing signs of improvement, the current lending environment that favors site-built housing and more affluent home buyers has not provided improved capabilities for affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory-built home continues to be somewhat impeded.
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
The backlog of sales orders at April 2, 2016 varied among our factories, but in total was $47.9 million, or approximately four weeks of current production levels, compared to $47.4 million at March 28, 2015. The Company's capacity utilization rate was approximately 60% during the fourth quarter of fiscal year 2016, versus 55% during the same quarter last year. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our order backlog to be firm orders.
The availability of inventory financing for the industry’s wholesale distribution chain continues to improve. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes and some ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve and in some cases require the financial involvement of the Company. As a result, the Company entered into certain commercial loan programs whereby the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 6 to the Consolidated Financial Statements). The Company’s involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our participation in wholesale financing is helpful to retailers, communities and developers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by the volatile conditions in the economy and financial markets.

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
We were named the 2016 Manufacturer of the Year by the members of MHI, the factory-built home industry's national trade organization, for the seventh consecutive year. We also received several product and interior design awards from MHI.
In 2008, we announced a stock repurchase program under which a total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.
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

In 2014, certain CFPB mortgage finance rules required under the Dodd-Frank Act became effective. The rules apply to consumer credit transactions secured by a dwelling, which include real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules defined standards for origination of "Qualified Mortgages," established specific requirements for lenders to prove borrowers' ability to repay loans and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also established interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB mortgage finance rules, certain loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, may fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The CFPB rules amending the TILA and RESPA expand the types of mortgage loans that are subject to the protections of the HOEPA, revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing HPMLs. Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rule requires creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule effective December 30, 2014 and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. While effects of these new requirements are not fully known, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.
The Dodd-Frank Act also required integrating disclosures provided by lenders to borrowers under TILA and RESPA. The final rule became effective October 3, 2015. The TRID mandated extensive changes to the mortgage loan closing process and necessitated significant changes to mortgage origination systems. Since its implementation, technical ambiguities in the rule have resulted in lender and investor uncertainty regarding acceptable cures and tolerances for disclosure and estimate errors. It is not yet fully known how the GSEs and HUD will view TRID compliance, how they will apply their own interpretations of TRID to their repurchase and claims review processes, or how the market for private-label securitizations may be impacted.
The American Housing Rescue and Foreclosure Prevention Act was enacted in 2008 to provide assistance by way of legislation for the housing industry, including manufactured homes. Among other things, the act provided for increased loan limits for chattel (home-only Title I) loans to $69,678, up 43% from the previous limit of $48,600 set in 1992. New FHA Title I program guidelines became effective on June 1, 2010 and provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans. These guidelines were intended to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Chattel loans have languished for several years and these changes were meant to broaden chattel financing availability for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.
The SAFE Act established requirements for the licensing and registration of all individuals that are MLOs. MLOs must be registered or licensed by the states. Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes. This assistance may have included assisting with loan applications and presenting terms of loans. Under the SAFE Act, these activities are prohibited unless performed by a registered or licensed MLO. Although the definition of an MLO contains exemptions for administrative and other specific functions and industries, manufactured housing retailers are no longer able to negotiate rates and terms for loans unless they are licensed as MLOs. Compliance may have required manufactured housing retailers to become licensed lenders and employ MLOs, or alter business practices related to assisting home buyers in securing financing. This may have resulted in increased costs for retailers who elect to employ MLOs, penalties assessed against or litigation costs incurred by retailers found to be in violation, reduced home sales from home buyers’ inability to secure financing without retailer assistance, or increased costs to home buyers or reduced transaction profitability for retailers as a result of the additional cost of mandatory MLO involvement.
If passed by Congress and signed into law, the proposed Preserving Access to Manufactured Housing Act (Senate Bill 682 and House of Representatives Bill 650) would amend some Dodd-Frank Act provisions that affect manufactured housing financing. The bill would revise the triggers by which small-sized manufactured home loans are considered "High-Cost" under HOEPA and clarify the MLO licensing requirements for manufactured home retailers and their employees.
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
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law may continue to increase our healthcare costs, adversely impacting the Company's earnings.
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

Results of Operations
Fiscal Year 2016 Compared to Fiscal Year 2015
Net Revenue. The following table summarizes net revenue for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$655,148	$513,707	$141,441	27.5%
Financial services	57,204	52,952	4,252	8.0%
	$712,352	$566,659	$145,693	25.7%

Total homes sold	12,339	9,999	2,340	23.4%

Net factory-built housing revenue per home sold	$53,096	$51,376	$1,720	3.3%
Factory-built housing segment revenue increased, primarily from businesses acquired during the first quarter of fiscal year 2016, while the remainder of the increase was from sales growth at the Company's pre-existing factory-built housing operations.
Financial services segment revenue increased, resulting from 11.8% more insurance policies in force in the current year compared to the prior year as well as an increase of 4.3% in the number of home loans serviced for others, year over year. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Net revenue per home is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, land, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. Further, fluctuations in the net revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in and labor used to produce each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net revenue per home sold.

Gross Profit. The following table summarizes gross profit for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$116,896	$94,697	$22,199	23.4%
Financial services	27,549	31,439	(3,890)	(12.4)%
	$144,445	$126,136	$18,309	14.5%

Gross profit as % of Net revenue:	20.3%	22.3%	N/A	(2.0)%
The increase in factory-built housing gross profit is primarily from higher home sales volume pertaining to businesses acquired during the first quarter of fiscal year 2016, while the remainder of the increase was from sales growth at the Company's pre-existing factory-built housing operations.
Gross profit decreased for financial services mainly from higher insurance claim losses and lower interest income earned on securitized loan portfolios that continue to amortize, partially offset by gross profit earned on increased insurance policies in force and higher loan servicing volume. Higher insurance claims losses included record setting storms in Texas during fiscal 2016. While claims activity typically spikes in April and May each year, a prime season for storm activity in the area, the severity of the hail and wind storms and the damage to insured homes were considerably greater than during the same period last year. Losses on these catastrophic events were somewhat mitigated by reinsurance contracts in place.
Selling, General and Administrative Expenses. The following table summarizes Selling, General and Administrative Expenses for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$83,335	$73,169	$10,166	13.9%
Financial services	14,768	14,490	278	1.9%
	$98,103	$87,659	$10,444	11.9%

Selling, general and administrative expenses as % of Net revenue:	13.8%	15.5%	N/A	(1.7)%
Factory-built housing selling, general and administrative expenses increased from the addition of the Fairmont Homes and Chariot Eagle factories acquired during the first quarter of the fiscal year 2016 and increased incentive compensation from increased home sales overall.
Selling, general and administrative expenses for financial services remained relatively consistent from ongoing operating stability.
As a percentage of net revenue, selling, general and administrative expenses decreased from increased utilization on higher net revenue from recently acquired businesses and pre-existing operations.

Interest Expense. The following table summarizes Interest Expense for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,363	$4,587	$(224)	(4.9)%
Interest expense, consists primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios. Interest expense also includes interest related to the capital lease of certain manufacturing facilities and land from the Fairmont acquisition. The decrease is mainly from continued principal reductions of the securitization financings, partially offset by capital lease related interest.
Other Income, net. The following table summarizes Other Income, net for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Other income, net	$2,049	$3,437	$(1,388)	(40.4)%
The majority of Other income, net, is attributable to interest income earned on commercial loans receivable in the factory built housing segment. Other income also includes periodic gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. During the year ended March 28, 2015, the Company sold inactive manufacturing facilities in Albemarle, North Carolina and Woodland, California and two idle retail locations for a combined net gain of $1.4 million.
Income Before Income Taxes. The following table summarizes Income Before Income Taxes for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$35,440	$25,133	$10,307	41.0%
Financial services	8,588	12,194	(3,606)	(29.6)%
	$44,028	$37,327	$6,701	18.0%

Fiscal Year 2015 Compared to Fiscal Year 2014
Net Revenue. The following table summarizes net revenue for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$513,707	$485,897	$27,810	5.7%
Financial services	52,952	47,442	5,510	11.6%
	$566,659	$533,339	$33,320	6.2%

Total homes sold	9,999	9,537	462	4.8%

Net revenue per home sold	$51,376	$50,949	$427	0.8%
Factory-built housing segment revenue increased, primarily from higher home sales volume and an increased net revenue per home sold. The improved home sales volume and net revenue per home sold resulted from strengthening market conditions.
Financial services segment revenue increased, resulting from 16.1% more insurance policies in force compared to the prior year as well as an increase of 2.4% in home loan sales volume year over year. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
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

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$73,169	$74,478	$(1,309)	(1.8)%
Financial services	14,490	13,460	1,030	7.7%
	$87,659	$87,938	$(279)	(0.3)%

Selling, general and administrative expenses as % of Net revenue:	15.5%	16.5%	N/A	(1.0)%
Factory-built housing and general corporate expenses decreased from a change in earnings-based incentive compensation structures and lower stock-based compensation, offset by increased salary expense.
Selling, general and administrative expenses for financial services increased from costs related to higher insurance premium revenue and loan sales volume.
Interest Expense. The following table summarizes Interest Expense for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,587	$4,845	$(258)	(5.3)%
Interest expense, all attributable to the Company's financial services segment, consisted primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios and decreased in connection with the continued principal reductions of the securitization financings.
Other Income, net. The following table summarizes Other Income, net for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Other income, net	$3,437	$1,105	$2,332	211.0%
The majority of Other income, net is attributable to interest income earned on commercial loans receivable in the factory built housing segment. Other income also includes periodic gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income, net increased mainly from the sale of idle real estate properties. During the year ended March 28, 2015, the Company sold inactive manufacturing facilities in Albemarle, North Carolina and Woodland, California and real estate in Lakeland, Florida and Chino Valley, Arizona for a combined net gain of $1.4 million.

Income Before Income Taxes. The following table summarizes Income Before Income Taxes for fiscal years 2015 and 2014.

	Year Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$25,133	$16,223	$8,910	54.9%
Financial services	12,194	11,582	612	5.3%
	$37,327	$27,805	$9,522	34.2%
Liquidity and Capital Resources
We believe that cash and cash equivalents at April 2, 2016, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our business. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Recent acquisitions of Fairmont Homes and Chariot Eagle did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $43.5 million of cash during the year ended April 2, 2016, compared to $25.7 million during the year ended March 28, 2015. Cash provided by operating activities during the year ended April 2, 2016 was primarily the result of cash generated by operating income before non-cash charges, collections of principal payments on consumer loans receivable, higher accounts payable and accrued liabilities, including factory warranties, wages and insurance loss reserves. These increases were partially offset by increases in commercial loans receivable from further expansion of our distribution-based lending programs. Cash provided by operating activities during the year ended March 28, 2015 was primarily the result of cash generated by operating income before non-cash charges, collections of principal payments on consumer loans receivable, utilization of deferred tax assets and higher accounts payable, accrued wages and unearned insurance premium accruals. These increases were partially offset by net funding of consumer lending operations and increases in accounts receivable and inventories.
Consumer loan originations decreased $8.7 million to $99.3 million during the year ended April 2, 2016 from $108.0 million during the year ended March 28, 2015. This decrease is primarily a result of decreased home lending activity. Proceeds from the sale of consumer loans provided $101.1 million in cash, compared to $100.4 million in the previous year, a net increase of $0.7 million. The primary reason for the increase relates to the timing of loan origination and related sales, offset by an increase in consumer loans held for investment of $1.1 million.
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
Investing activities required the use of $38.2 million of cash during the year ended April 2, 2016, compared to $2.1 million used during the year ended March 28, 2015. In the current period, cash of $28.1 million was used for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as the purchase of publicly-traded securities by Standard Casualty for its investment portfolio and investments in community-based lending institutions that provide home-only loans to residents of certain manufactured home communities, offset by that subsidiary's investment sales. Cash used by investing activities in the prior period was primarily for purchases of publicly-traded securities by Standard Casualty for its investment portfolio and investments in community-based lending institutions that provide home-only loans to residents of certain manufactured home communities, offset by investment sales from the Standard Casualty investment portfolio as well as proceeds from sales of assets held for sale in our factory-built housing segment.
Financing activities used $4.1 million in cash during the year ended April 2, 2016, primarily from payments on securitized financings, offset by loan sales accounted for as other secured financings and tax benefits from stock option exercises now able to be realized. In the prior year, financing activities provided $49,000 in cash during the year ended, primarily resulting from $3.7 million in tax benefits from stock option exercises now able to be realized, $3.6 million in loan sales accounted for as other secured financings and $0.5 million from the issuance of common stock under our stock incentive plan, offset by $7.7 million used to repay securitized financings.
CountryPlace’s securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of April 2, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at April 2, 2016, consisting of future payments under securitized financings, non-cancelable operating lease agreements, and capital lease agreements. For additional information related to these obligations, see Notes 12, 15 and 8, respectively, to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations:
Securitized financing 2005-1 (1)	$31,831	$4,413	$7,374	$20,044	$—
Securitized financing 2007-1 (1)	34,554	4,643	7,173	22,738	—
Commitments for future payments under noncancelable operating leases	9,858	2,997	4,466	2,182	213
Commitments for future payments under capital leases	2,805	289	795	1,721	—
Total contractual obligations	$79,048	$12,342	$19,808	$46,685	$213

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

The following table summarizes our contingent commitments at April 2, 2016, consisting of contingent repurchase obligations, letters of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 15 to the Consolidated Financial Statements.

	Contingent Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Repurchase obligations (1)	$46,620	$39,720	$6,900	$—	$—
Letters of credit (2)	$7,000	7,000	—	—	—
Construction contingent commitment (3)	$8,543	8,543	—	—	—
Total contractual obligations	$62,163	$55,263	$6,900	$—	$—

(1)
Although the repurchase obligations outstanding at April 2, 2016 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

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
Factory-Built Housing Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floor plan financed by the independent retailer through standard industry arrangements, which can include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 15). Revenue from homes sold under commercial loan programs involving funds provided by the Company is either deferred until such time that payment for the related commercial loan receivable is received by the Company or recognized when the home is shipped, depending on the nature of the program and borrower (see Note 6 for discussion of Commercial loans receivable). Retail sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is reasonably assured.
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended April 2, 2016.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
On April 23, 2011, the date of the Palm Harbor acquisition (the "Palm Harbor Acquisition Date"), management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Palm Harbor Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue (see Note 5).
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized as net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized as net revenue when earned.

Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. We have a reserve for estimated warranties of $13.4 million and $10.0 million at April 2, 2016 and March 28, 2015, respectively. Construction defect claims may arise during a significant period of time after product completion. Although we maintain general liability insurance and reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims exceeding our current levels could have a material adverse effect on our results of operations.
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
The maximum amount for which the Company was contingently liable under such agreements approximated $46.6 million and $28.3 million at April 2, 2016 and March 28, 2015, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.7 million and $2.2 million at April 2, 2016 and March 28, 2015, respectively. The Company made payments totaling $393,000 under repurchase commitments during fiscal year 2016 and $127,000 in 2015.
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal year 2016 or fiscal year 2015 and $0.6 million in fiscal year 2014.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At April 2, 2016, the Company evaluated forecasted taxable profits and determined that, except for certain state net operating loss deferred tax assets, all other deferred tax assets would be utilized in future periods. A valuation allowance of $26,000 was recorded during fiscal year 2016 against the related deferred tax asset. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods. Changes in events or expectations could result in significant adjustments, which could include the recording of additional valuation allowance and material changes to the provision for income taxes.

Goodwill and Other Intangibles. We test goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. We generally utilize a discounted cash flow methodology to test for impairment of goodwill. The results of discounted cash flow methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to uncertainties, which could cause the fair value of goodwill to fluctuate from period to period. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
As of April 2, 2016, all of our goodwill is attributable to our factory-built housing reporting unit. We performed our annual goodwill impairment analysis as of April 2, 2016. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we opted to first assess qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal year 2016.
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
Redeemable Noncontrolling Interest. Since acquiring Fleetwood, financial information for the Fleetwood operations has been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of FASB ASC 810, Consolidation ("ASC 810"). Management determined that, although Fleetwood was only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. The primary factors that contributed to this determination were Cavco’s management and board control of Fleetwood, wherein members of Cavco’s management held all of the seats on the Board of Directors of Fleetwood. In addition, as part of a management services agreement among Cavco, Fleetwood and Third Avenue, Cavco provided all executive-level management services to Fleetwood including, among other things, general management oversight, marketing and customer relations, accounting and cash management. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest" and was designated as such in the Consolidated Financial Statements (see Notes 1 and 20 to the Consolidated Financial Statements).
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement with Third Avenue (the "Stock Purchase Agreement") (see Note 21 to the Consolidated Financial Statements). As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty. The transaction eliminated the need for noncontrolling interest accounting.

Other Matters
Related Party Transactions. On July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty from Third Avenue. The Company satisfied the purchase price with 1,867,370 shares of Cavco common stock (the "Cavco Shares"). Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850"). Subsequent to the transaction closing, Cavco owns 100 percent of Fleetwood and Third Avenue beneficially owned approximately 22.8% of Cavco's outstanding common stock. As of April 2, 2016, Third Avenue Management LLC beneficially owned approximately 8.2% of our outstanding common shares. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
The Company issued the Cavco Shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. In accordance with the Stock Purchase Agreement, the Company filed a registration statement with the SEC seeking registration of the Cavco Shares. The SEC declared the registration statement effective on October 11, 2013. However, Third Avenue remains subject to certain restrictions on the ability to transfer Cavco Shares. During the Standstill Period (defined below) Cavco has a "right of first offer" to acquire any Cavco Shares that either of the Third Avenue parties wishes to transfer to independent third parties. Additionally, pursuant to the Stock Purchase Agreement, Third Avenue agreed, from and after the closing and continuing until the termination of the Standstill Period, that it would vote all Cavco Shares in accordance with the recommendations of the Company's Board of Directors with respect to any action, proposal or other matter to be voted on by the stockholders of Cavco.
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

Impact of Accounting Standards. In September 2013, the United States Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. These regulations have not had a material impact on our consolidated results of operations, cash flows or financial position.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. Accordingly, the updated standard will be effective for us beginning the first quarter of the Company's fiscal year 2019, with early application permitted in fiscal year 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, with early adoption permitted. The amendments require the recognition of lease assets and lease liabilities on the balance sheet for most leases, but recognize expenses in the income statement in a manner similar to current accounting treatment. In addition, disclosures of key information about leasing arrangements are required. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 will be effective beginning with the first quarter of the Company's fiscal year 2018, with early adoption permitted. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the effect ASU 2016-09 will have on the Company's Consolidated Financial Statements and disclosures.

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
We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of April 2, 2016, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$5,511
Commercial loans receivable	$167
Securitized financings	$1,093
In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of April 2, 2016, CountryPlace had outstanding IRLCs with a notional amount of $4.3 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $0.2 million.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s evaluation under the criteria in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of April 2, 2016.
The scope of management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Chariot Eagle, LLC and Fairmont Homes, LLC, which are included in the 2016 consolidated financial statements of Cavco Industries, Inc. since the acquisition dates of March 30, 2015 and May 1, 2015, respectively, which comprised approximately 5% of total assets and 12% of net revenues for the year ended April 2, 2016.

The effectiveness of the Company’s internal control over financial reporting as of April 2, 2016, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 2, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc.’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded Chariot Eagle LLC and Fairmont Homes, LLC from its assessment of internal control over financial reporting as of April 2, 2016, because these entities were acquired by the Company in purchase business combinations in the first quarter of the fiscal year ended April 2, 2016. We have also excluded Chariot Eagle, LLC and Fairmont Homes, LLC from our audit of internal control over financial reporting. Chariot Eagle, LLC and Fairmont Homes, LLC are wholly owned subsidiaries whose total assets and revenues represent approximately 5% and 12%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended April 2, 2016.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2016, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the April 2, 2016 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated June 21, 2016 expressed an unqualified opinion thereon.

/s/ RSM US LLP
Los Angeles, California
June 21, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see "Election of Directors," and "General - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of this Report, which is incorporated in this Item 10 by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company’s executive compensation, see "Election of Directors," and "Compensation Discussion and Analysis" (other than the "Compensation Committee Report") in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see "Stock Ownership" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 2, 2016, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	491,980	$51.91	386,131
Equity compensation plans not approved by stockholders	—	—	—
Total	491,980	$51.91	386,131

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see "Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation" of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see "Audit Fees" and "Ratification of Appointment of Independent Auditor" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005, and incorporated by reference herein (this Exhibit is filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-132925), filed with the Securities and Exchange Commission on April 3, 2006)

10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.3*	Amended and Restated Employment Agreement, dated June 30, 2011, between Joseph H. Stegmayer and Cavco	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 5, 2011
10.4*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.4.1*	Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2015	Periodic Report on Form 8-K filed on May 8, 2014
10.4.2*	Executive Vice President and Chief Financial Officer Incentive Plan for Fiscal Year 2016	Periodic Report on Form 8-K filed on June 9, 2015
10.5*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.5.1*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2015	Periodic Report on Form 8-K filed on May 8, 2014
10.5.2*	President of Fleetwood Homes, Inc. Incentive Plan for Fiscal Year 2016	Periodic Report on Form 8-K filed on June 9, 2015
10.6*	President of Palm Harbor Homes, Inc. Incentive Plan for Fiscal Year 2014	Periodic Report on Form 8-K filed on May 23, 2013
10.7	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.9	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.9	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 23, 2009
10.10	Shareholders’ Agreement by and among FH Holding, Inc. (now known as Fleetwood Homes, Inc.) and its Shareholders dated August 17, 2009	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.10.1	First Amendment to Shareholders’ Agreement dated November 30, 2010	Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.10.2	Second Amendment to Shareholders’ Agreement dated June 17, 2011	Exhibit 10.10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.10.3	Third Amendment to Shareholders’ Agreement dated February 16, 2012	Exhibit 10.10.3 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.10.4	Fourth Amendment to Shareholders’ Agreement dated June 5, 2012	Exhibit 10.10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.11	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010	Exhibit 10.1 to the Periodic Report on Form 8-K filed on November 29, 2010
10.12	Security Agreement dated November 29, 2010	Exhibit 10.2 to the Periodic Report on Form 8-K filed on November 29, 2010
10.13	Asset Purchase Agreement dated November 29, 2010	Exhibit 10.3 to the Periodic Report on Form 8-K filed on November 29, 2010
10.14	Stock Purchase Agreement, dated June 14, 2013, by and among Third Avenue Trust, a Delaware Trust, the Whitman High Conviction Fund and Cavco Industries, Inc., a Delaware corporation	Exhibit 2.1 to the Periodic Report on Form 8-K filed on June 14, 2013
21	List of Subsidiaries of Cavco	Filed herewith
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

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

CAVCO INDUSTRIES, INC.

Date:	June 21, 2016	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	June 21, 2016
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	June 21, 2016
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	June 21, 2016

/s/ Steven G. Bunger	Director	June 21, 2016

/s/ David A. Greenblatt	Director	June 21, 2016

/s/ Jack Hanna	Director	June 21, 2016

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of April 2, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at April 2, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cavco Industries Inc.’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated June 21, 2016 expressed an unqualified opinion on the effectiveness of Cavco Industries, Inc.'s internal controls over financial reporting.

/s/ RSM US LLP
Los Angeles, California
June 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of March 28, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the two years in the period ended March 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries at March 28, 2015 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 10, 2015

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 2, 2016	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$97,766	$96,597
Restricted cash, current	10,218	9,997
Accounts receivable, net	29,113	26,994
Short-term investments	10,140	7,106
Current portion of consumer loans receivable, net	21,918	24,073
Current portion of commercial loans receivable, net	3,557	2,330
Inventories	94,813	75,334
Prepaid expenses and other current assets	22,196	14,460
Deferred income taxes, current	8,998	8,573
Total current assets	298,719	265,464
Restricted cash	1,082	1,081
Investments	28,948	24,813
Consumer loans receivable, net	67,640	74,085
Commercial loans receivable, net	21,985	15,751
Property, plant and equipment, net	55,072	44,712
Goodwill and other intangibles, net	80,389	76,676
Total assets	$553,835	$502,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,513	$17,805
Accrued liabilities	100,314	77,076
Current portion of securitized financings and other	6,262	6,590
Total current liabilities	125,089	101,471
Securitized financings and other	54,909	60,370
Deferred income taxes	20,611	20,587
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 and 20,000,000 shares authorized, respectively; Outstanding 8,927,989 and 8,859,199 shares, respectively	89	89
Additional paid-in capital	241,662	237,916
Retained earnings	110,186	81,645
Accumulated other comprehensive income	1,289	504
Total stockholders’ equity	353,226	320,154
Total liabilities and stockholders’ equity	$553,835	$502,582
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Net revenue	$712,352	$566,659	$533,339
Cost of sales	567,907	440,523	413,856
Gross profit	144,445	126,136	119,483
Selling, general and administrative expenses	98,103	87,659	87,938
Income from operations	46,342	38,477	31,545
Interest expense	(4,363)	(4,587)	(4,845)
Other income, net	2,049	3,437	1,105
Income before income taxes	44,028	37,327	27,805
Income tax expense	(15,487)	(13,510)	(9,099)
Net income	28,541	23,817	18,706
Less: net income attributable to redeemable noncontrolling interest	—	—	2,468
Net income attributable to Cavco common stockholders	$28,541	$23,817	$16,238

Comprehensive income:
Net income	$28,541	$23,817	$18,706
Unrealized gain on available-for-sale securities, net of tax	785	68	82
Comprehensive income	29,326	23,885	18,788
Comprehensive income attributable to redeemable noncontrolling interest	—	—	2,392
Comprehensive income attributable to Cavco common stockholders	$29,326	$23,885	$16,396

Net income per share attributable to Cavco common stockholders:
Basic	$3.21	$2.69	$1.97
Diluted	$3.15	$2.64	$1.94
Weighted average shares outstanding:
Basic	8,889,731	8,854,359	8,262,688
Diluted	9,046,347	9,015,779	8,379,024

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders’ Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, March 31, 2013	6,967,954	$70	$135,053	$41,590	$177	$176,890	$91,994
Net income	—	—	—	16,238	—	16,238	2,468
Unrealized gain on available-for-sale securities	—	—	—	—	158	158	(76)
Stock option exercises and associated tax benefits	9,500	—	408	—	—	408	—
Stock-based compensation	—	—	2,353	—	—	2,353	—
Acquisition of noncontrolling interest	1,867,370	18	94,267	—	101	94,386	(94,386)
Balance, March 29, 2014	8,844,824	88	232,081	57,828	436	290,433	—
Net income	—	—	—	23,817	—	23,817	—
Unrealized gain on available-for-sale securities	—	—	—	—	68	68	—
Stock option exercises and associated tax benefits	14,375	1	4,178	—	—	4,179	—
Stock-based compensation	—	—	1,657	—	—	1,657	—
Balance, March 28, 2015	8,859,199	89	237,916	81,645	504	320,154	—
Net income	—	—	—	28,541	—	28,541	—
Unrealized gain on available-for-sale securities	—	—	—	—	785	785	—
Stock option exercises and associated tax benefits	68,790	—	1,984	—	—	1,984	—
Stock-based compensation	—	—	1,762	—	—	1,762	—
Balance, April 2, 2016	8,927,989	$89	$241,662	$110,186	$1,289	$353,226	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
OPERATING ACTIVITIES
Net income	$28,541	$23,817	$18,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,922	3,757	4,000
Provision for credit losses	408	(149)	61
Deferred income taxes	(940)	4,341	563
Stock-based compensation expense	1,762	1,657	2,353
Non-cash interest income, net	(1,681)	(1,098)	(676)
Incremental tax benefits from option exercises	(1,279)	(3,679)	(51)
Impairment of property, plant and equipment and assets held for sale	—	—	560
(Gain) loss on sale of property, plant and equipment and assets held for sale	(15)	(1,558)	70
Gain on investments and sale of loans	(5,836)	(6,263)	(5,544)
Changes in operating assets and liabilities:
Restricted cash	100	(3,092)	(449)
Accounts receivable	3,332	(6,205)	(2,148)
Consumer loans receivable originated	(99,314)	(107,957)	(94,280)
Principal payments on consumer loans receivable	11,717	14,143	15,319
Proceeds from sales of consumer loans	101,130	100,380	98,049
Inventories	(3,980)	(5,605)	(924)
Prepaid expenses and other current assets	(2,325)	(233)	(2,913)
Commercial loans receivable	(7,515)	3,293	1,866
Accounts payable and accrued liabilities	15,516	10,149	12,195
Net cash provided by operating activities	43,543	25,698	46,757
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,519)	(2,210)	(2,265)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	(28,121)	—	—
Proceeds from sale of property, plant and equipment and assets held for sale	93	6,035	61
Purchases of investments	(17,114)	(16,707)	(17,121)
Proceeds from sale of investments	10,434	10,783	9,661
Net cash used in investing activities	(38,227)	(2,099)	(9,664)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	705	500	357
Incremental tax benefits from exercise of stock options	1,279	3,679	51
Proceeds from secured financings and other	1,383	3,573	—
Payments on securitized financings and other	(7,514)	(7,703)	(12,375)
Net cash (used in) provided by financing activities	(4,147)	49	(11,967)
Net increase in cash and cash equivalents	1,169	23,648	25,126
Cash and cash equivalents at beginning of year	96,597	72,949	47,823
Cash and cash equivalents at end of year	$97,766	$96,597	$72,949
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$15,443	$7,373	$6,803
Cash paid during the year for interest	$3,862	$4,103	$4,709
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to acquire noncontrolling interest	$—	$—	$94,386

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of April 2, 2016, through the date of the filing of this report with the Securities and Exchange Commission ("SEC"). Subsequent to period end, there was an increase in homeowner insurance claims in our financial services segment, the result of severe adverse Spring weather activity in Texas. The total impact of these events is not yet known, as the Company is still adjusting the claims and determining recoveries from reinsurance for catastrophic losses.
In fiscal year 2010, the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"), formed a jointly-owned corporation, Fleetwood Homes, Inc. ("Fleetwood") and purchased certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. (the "Fleetwood Acquisition"). Third Avenue Management LLC is an investment adviser to Third Avenue Value Fund and is a related party to the Company, as described further in Note 21 to the Consolidated Financial Statements.
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
Since the Fleetwood Acquisition, financial information for Fleetwood has been included in the Consolidated Financial Statements and the related Notes in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). Management determined that, under U.S. generally accepted accounting principles ("GAAP"), although Fleetwood was previously only 50 percent owned by the Company, Cavco had a controlling interest and was required to fully consolidate the results of Fleetwood. Third Avenue’s financial interest in Fleetwood was considered a "redeemable noncontrolling interest" and was designated as such in the Consolidated Financial Statements (see Note 20).
On July 22, 2013, Cavco purchased all noncontrolling interests in Fleetwood pursuant to a Stock Purchase Agreement, which was filed with the SEC on June 14, 2013 as an exhibit to the Company's Periodic Report on Form 8-K (see Note 21). The transaction was accounted for as an equity transaction and eliminated the need for noncontrolling interest accounting. As a result of the transaction, Cavco owns 100 percent of Fleetwood and its holdings, including Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty.
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

Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of independent retailers located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company’s homes to retail customers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace, an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" and "Freddie Mac") seller/servicer, a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage backed securities issuer which offers conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Also included is our insurance subsidiary, Standard Casualty, which provides property and casualty insurance to owners of manufactured homes.
Fiscal Year. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company’s current fiscal year consisted of 53 weeks and ended on April 2, 2016.
Accounting Estimates. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the financial statements.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, commercial loans receivable, accounts payable, certain accrued liabilities and securitized financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of investments classified as held for sale is at fair value as the investments are marked to market (see Note 3). The carrying amount of the Company’s commercial loans receivable fair value is estimated based on the market value of comparable loans. The fair value of consumer loans receivable and securitized financings are both estimated to be greater than carrying value (see Note 18).
Factory-Built Housing Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floor plan financed by the independent retailer through standard industry arrangements, which can include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 15). Revenue from homes sold under commercial loan programs involving funds provided by the Company is either deferred until such time that payment for the related commercial loan receivable is received by the Company or recognized when the home is shipped, depending on the nature of the program and borrower (see Note 6 for discussion of Commercial loans receivable). Retail sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is reasonably assured.
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended April 2, 2016.
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
Accounts Receivable. The Company extends competitive credit terms on a customer-by-customer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers' inability to pay. As of April 2, 2016, allowance for doubtful accounts was $75,000, attributable to factory-built housing operations, compared to $56,000 at March 28, 2015.
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
Consumer Loans Receivable. Consumer loans receivable consists of manufactured housing loans originated by CountryPlace (securitized, held for investment, or held for sale) and construction advances on mortgages. The fair value of consumer loans receivable held on the Palm Harbor Acquisition Date was calculated as of that date, as determined by the present value of expected future cash flows, with no allowance for loan loss recorded.

Loans held for investment consist of loan contracts collateralized by the borrowers’ homes and, in some instances, related land. Construction loans in progress are stated at the aggregate amount of cumulative funded advances. Loans held for sale consist of loan contracts collateralized by single-family residential mortgages. Loans held for sale are stated at the lower of cost or market on an aggregate basis. Loans held for sale are loans that, at the time of origination, are originated with the intent to resell in the mortgage market to investors, such as Fannie Mae and Freddie Mac, with which the Company has pre-existing purchase agreements, or to sell as part of a Ginnie Mae insured pool of loans.
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
Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our commercial loans receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $128,000 and $73,000 at April 2, 2016 and March 28, 2015, respectively (see Note 6).
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
Assets Held for Sale. As of April 2, 2016, the Company has no assets classified as held for sale. During the year ended March 28, 2015, the Company sold an inactive manufacturing facility in Albemarle, North Carolina for $900,000 and real estate in Lakeland, Florida for $415,000, that was previously listed as held for sale in the prior year. The net gain on these two sales was $87,000, which is recorded in Other income, net.
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
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses in fiscal years 2016 and 2015 and $560,000 in fiscal year 2014.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other ("ASC 350"). As such, the Company tests goodwill annually for impairment by reporting unit by first making a qualitative assessment, and if necessary, performing the two-step test and recording an impairment charge if the implied fair value of a reporting unit, including goodwill, is less than its carrying value. The Company has identified two reporting units, factory-built housing and financial services. As of April 2, 2016, all of the Company's goodwill is attributable to its factory-built housing reporting unit. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
The Company performed its annual goodwill impairment analysis as of April 2, 2016. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company first assessed qualitative factors to determine that it was more likely than not that the fair value of a reporting unit is not less than its carrying amount. As a result, performing the two-step impairment test was determined to be unnecessary for fiscal years 2016 or 2015.

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
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense ("loss") on reported and unreported claims of insured losses. Standard Casualty’s reserving process takes into account known facts and interpretations of circumstances and factors, including Standard’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, Standard Casualty may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $6.0 million as of April 2, 2016, of which $663,000 related to incurred but not reported ("IBNR") losses.
Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health, property and workers’ compensation liability coverage. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated IBNR claims. For product liability and workers' compensation liability in particular, the Company has purchased stop-loss insurance, which will reimburse the Company for claims exceeding $250,000 per occurrence. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.

Redeemable Noncontrolling Interest. Historically, the Company's subsidiary, Fleetwood Homes, Inc. ("Fleetwood"), was jointly owned by the Company and its investment partners, Third Avenue Value Fund and an affiliate (collectively, "Third Avenue"). Third Avenue's financial interest in Fleetwood was reported as a "redeemable noncontrolling interest" in the Consolidated Financial Statements (see Note 20).
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
As of April 2, 2016, Third Avenue and its related funds owned approximately 8.2% of our outstanding common shares. Third Avenue and Third Avenue Management LLC are either directly or indirectly under common control. Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850") (see Note 21).
Advertising. Advertising costs are expensed as incurred and were $0.7 million in fiscal year 2016 and $1.5 million in each of the fiscal years 2015 and 2014.
Freight. Substantially all freight costs are recovered from the Company’s retailers. Freight charges of $22.3 million were recognized in net revenue and cost of sales in fiscal year 2016 and $17.6 million was recognized for each of fiscal years and 2015 and 2014.
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
Other Income, net. Other income, net totaled $2.0 million, $3.4 million and $1.1 million for fiscal years 2016, 2015 and 2014, respectively. Other income primarily consists interest related to commercial loan receivable balances and interest income earned on cash balances and gains and losses or impairment on property, plant and equipment, including assets held for sale or sold.
Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments (see Note 3). Unrealized gains and losses are presented net of tax. Unrealized gain on available-for-sale investments during fiscal year 2016 was $1.3 million before tax, with an associated tax amount of $539,000, resulting in a net unrealized gain of $785,000. Unrealized gain on available-for-sale investments during fiscal year 2015 was $106,000, offset by tax effect of $38,000, for a net unrealized gain of $68,000. Unrealized gain on available-for-sale investments during fiscal year 2014 was $126,000 before tax, with an associated tax amount of $44,000, resulting in a net unrealized gain of $82,000.

Net Income Per Share Attributable to Cavco Common Stockholders. Basic earnings per common share attributable to Cavco common stockholders is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share attributable to Cavco common stockholders is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method (see Note 17).
Recent Accounting Pronouncements. In September 2013, the United States Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. These regulations have not had a material impact on our consolidated results of operations, cash flows or financial position.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, with early adoption permitted. The amendments require the recognition of lease assets and lease liabilities on the balance sheet for most leases, but recognize expenses in the income statement in a manner similar to current accounting treatment. In addition, disclosures of key information about leasing arrangements are required. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 will be effective beginning with the first quarter of the Company's fiscal year 2018, with early adoption permitted. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the effect ASU 2016-09 will have on the Company's Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	April 2, 2016	March 28, 2015
Cash related to CountryPlace customer payments to be remitted to third parties	$8,419	$8,471
Cash related to CountryPlace customers payments on securitized loans to be remitted to bondholders	1,747	1,425
Cash related to workers’ compensation insurance held in trust	728	727
Other restricted cash	406	455
	$11,300	$11,078
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.
3. Investments
Investments consist of the following (in thousands):

	April 2, 2016	March 28, 2015
Available-for-sale investment securities	$24,247	$21,283
Non-marketable equity investments	14,841	10,636
	$39,088	$31,919
Non-marketable equity investments includes $15.0 million and $10.0 million, as of April 2, 2016 and March 28, 2015, respectively, of contributions to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities.

The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	April 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,002	$—	$(3)	$999
Residential mortgage-backed securities	5,866	13	(60)	5,819
State and political subdivision debt securities	7,231	239	(49)	7,421
Corporate debt securities	1,166	4	(6)	1,164
Marketable equity securities	5,882	2,374	(412)	7,844
Certificates of deposit	1,000	—	—	1,000
	$22,147	$2,630	$(530)	$24,247

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,952	$1	$(5)	$1,948
Residential mortgage-backed securities	4,342	23	(27)	4,338
State and political subdivision debt securities	7,190	245	(12)	7,423
Corporate debt securities	1,060	2	(4)	1,058
Marketable equity securities	4,962	642	(88)	5,516
Certificates of deposit	1,000	—	—	1,000
	$20,506	$913	$(136)	$21,283

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	April 2, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$699	$(3)	$699	$(3)
Residential mortgage-backed securities	3,436	(27)	898	(33)	4,334	(60)
State and political subdivision debt securities	1,865	(29)	1,257	(20)	3,122	(49)
Corporate debt securities	763	(6)	—	—	763	(6)
Marketable equity securities	1,780	(324)	152	(88)	1,932	(412)
	$7,844	$(386)	$3,006	$(144)	$10,850	$(530)

	March 28, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$499	$—	$698	$(5)	$1,197	$(5)
Residential mortgage-backed securities	438	(2)	330	(25)	768	(27)
State and political subdivision debt securities	1,099	(6)	256	(6)	1,355	(12)
Corporate debt securities	247	(4)	—	—	247	(4)
Marketable equity securities	1,067	(85)	100	(3)	1,167	(88)
	$3,350	$(97)	$1,384	$(39)	$4,734	$(136)
Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at April 2, 2016.
As of April 2, 2016, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies ($7.7 million of the total fair value and $409,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).
As of March 28, 2015, the Company’s investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($5.4 million of the total fair value and $85,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).

The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	April 2, 2016
	Amortized Cost	Fair Value
Due in less than one year	$1,306	$1,296
Due after one year through five years	2,809	2,825
Due after five years through ten years	3,724	3,680
Due after ten years	7,426	7,602
	$15,265	$15,403
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for fiscal years 2016 and 2015 were approximately $431,000 and $871,000, respectively. Gross losses realized were approximately $385,000 and $254,000 for fiscal years 2016 and 2015, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	April 2, 2016	March 28, 2015
Raw materials	$28,764	$24,373
Work in process	10,755	7,271
Finished goods and other	55,294	43,690
	$94,813	$75,334
5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal year 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in accordance with ASC 310-30. Consumer loans receivable held for sale are carried at the lower of cost or market and construction advances are carried at the amount advanced less a valuation allowance. The following table summarizes consumer loans receivable (in thousands):

	April 2, 2016	March 28, 2015
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$68,951	$77,670
Loans held for investment (originated after Palm Harbor Acquisition Date)	6,120	5,005
Loans held for sale	8,765	11,903
Construction advances	6,566	4,076
Consumer loans receivable	90,402	98,654
Deferred financing fees and other, net	(844)	(496)
Consumer loans receivable, net	$89,558	$98,158

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

	April 2, 2016	March 28, 2015
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$166,793	$192,523
Purchase discount:
Accretable	(69,053)	(73,202)
Non-accretable difference	(28,536)	(41,305)
Less consumer loans receivable reclassified as other assets	(253)	(346)
Total acquired consumer loans receivable held for investment, net	$68,951	$77,670

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

	April 2, 2016	March 28, 2015
Prepayment rate	13.0%	12.6%
Default rate	1.0%	1.7%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows, as of April 2, 2016, would decrease by approximately $2.4 million and $6.0 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Year Ended
	April 2, 2016	March 28, 2015
Balance at the beginning of the period	$73,202	$77,737
Additions	—	—
Accretion	(10,720)	(11,230)
Reclassifications from (to) nonaccretable discount	6,571	6,695
Balance at the end of the period	$69,053	$73,202

The consumer loans held for investment have the following characteristics:

	April 2, 2016	March 28, 2015
Weighted average contractual interest rate	9.05%	9.10%
Weighted average effective interest rate	9.39%	9.27%
Weighted average months to maturity	170	178
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

The following table disaggregates CountryPlace’s gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	April 2, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$776	$543	$336	$—	$—	$1,655
620-719	13,139	9,100	3,683	—	96	26,018
720+	14,751	9,409	2,324	—	215	26,699
Other	55	—	447	—	—	502
Subtotal	28,721	19,052	6,790	—	311	54,874
Conforming mortgages
0-619	—	—	164	95	171	430
620-719	—	—	1,428	3,355	5,847	10,630
720+	—	—	320	3,116	2,436	5,872
Subtotal	—	—	1,912	6,566	8,454	16,932
Non-conforming mortgages
0-619	88	585	1,392	—	—	2,065
620-719	1,365	5,290	3,664	—	—	10,319
720+	1,684	3,382	826	—	—	5,892
Other	—	—	307	—	—	307
Subtotal	3,137	9,257	6,189	—	—	18,583
Other loans
Subtotal	—	—	13	—	—	13
	$31,858	$28,309	$14,904	$6,566	$8,765	$90,402

	March 28, 2015
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$937	$594	$385	$—	$58	$1,974
620-719	14,907	10,266	3,202	—	—	28,375
720+	16,889	10,845	2,252	—	—	29,986
Other	65	—	349	—	—	414
Subtotal	32,798	21,705	6,188	—	58	60,749
Conforming mortgages
0-619	—	—	167	18	345	530
620-719	—	—	1,505	2,909	6,412	10,826
720+	—	—	10	1,149	2,501	3,660
Other	—	—	—	—	2,587	2,587
Subtotal	—	—	1,682	4,076	11,845	17,603
Non-conforming mortgages
0-619	91	674	1,571	—	—	2,336
620-719	1,467	5,736	3,952	—	—	11,155
720+	1,793	3,717	965	—	—	6,475
Other	—	—	321	—	—	321
Subtotal	3,351	10,127	6,809	—	—	20,287
Other loans
Subtotal	—	—	15	—	—	15
	$36,149	$31,832	$14,694	$4,076	$11,903	$98,654
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Thirty-nine percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas, and 10% is concentrated in Florida. No other state had concentrations in excess of 10% of the principal balance of the consumer loan receivable as of April 2, 2016.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $707,000 and $582,000 as of April 2, 2016 and March 28, 2015, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $340,000 and $650,000 as of April 2, 2016 and March 28, 2015, respectively.

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
Commercial loans receivable, net, consist of the following by class of financing notes receivable (in thousands):

	April 2, 2016	March 28, 2015
Direct loans receivable	$24,392	$15,802
Participation loans receivable	1,278	2,352
Allowance for loan loss	(128)	(73)
	$25,542	$18,081
The commercial loans receivable balance has the following characteristics:

	April 2, 2016	March 28, 2015
Weighted average contractual interest rate	6.9%	6.5%
Weighted average months to maturity	9	6
The Company evaluates the potential for loss from its participation loan programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either April 2, 2016 or March 28, 2015.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related loans receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $128,000 and $73,000 at April 2, 2016 and March 28, 2015, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Year Ended
	April 2, 2016	March 28, 2015
Balance at beginning of period	$73	$139
Provision for commercial loan credit losses	55	(83)
Loans charged off, net of recoveries	—	17
Balance at end of period	$128	$73
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Commercial loans receivable:
Collectively evaluated for impairment	$12,761	$7,229	$—	$—
Individually evaluated for impairment	11,631	8,573	1,278	2,352
	$24,392	$15,802	$1,278	$2,352
Allowance for loan loss:
Collectively evaluated for impairment	$(128)	$(73)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(128)	$(73)	$—	$—
Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At April 2, 2016, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At April 2, 2016, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company’s commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Risk profile based on payment activity:
Performing	$24,392	$15,728	$1,278	$2,352
Watch list	—	—	—	—
Nonperforming	—	74	—	—
	$24,392	$15,802	$1,278	$2,352

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	April 2, 2016	March 28, 2015
Texas	33.2%	42.4%
Arizona	13.3%	10.4%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable in any other states as of April 2, 2016 or March 28, 2015, respectively.
The Company had concentrations of commercial loans receivable with one independent third-party and its affiliates that equaled 32% and 36% of the principal balance outstanding, all of which was secured, as of April 2, 2016 and March 28, 2015, respectively.
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

	April 2, 2016	March 28, 2015
Property, plant and equipment, at cost:
Land	$22,719	$21,197
Buildings and improvements	32,230	24,288
Machinery and equipment	19,533	16,772
	74,482	62,257
Accumulated depreciation	(19,410)	(17,545)
Property, plant and equipment, net	$55,072	$44,712
Included in the amounts above are certain assets under a capital lease. See Note 8 for additional information.
8. Capital Leases
On May 1, 2015, in connection with the purchase of Fairmont Homes, the Company entered into a five-year lease covering the manufacturing facilities and land in Montevideo, Minnesota, which is accounted for as a capital lease. At the end of the lease term, the landlord has the option to require the Company to purchase the leased premises at a specified price. If the landlord does not exercise this option, the Company may purchase the facilities at the termination of the lease for that price. The following amounts were recorded for the leased assets as of April 2, 2016 (in thousands):

April 2, 2016
Land	$240
Buildings and improvements	2,960
3,200
Accumulated amortization	(90)
Leased assets, net	$3,110

The minimum payments in future fiscal years under the lease as of April 2, 2016 are as follows (in thousands):

2017	289
2018	277
2019	265
2020	253
2021	1,721
Total remaining lease payments	2,805
Less: Amount representing interest	(418)
Present value of future minimum lease payments	$2,387
9. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During fiscal years 2016, 2015 and 2014, no impairments were recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 7 to 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	April 2, 2016			March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,753	$—	$69,753	$67,346	$—	$67,346
Trademarks and trade names	7,000	—	7,000	6,250	—	6,250
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,853	—	77,853	74,696	—	74,696
Finite lived:
Customer relationships	7,100	(5,329)	1,771	6,200	(5,027)	1,173
Other	1,384	(619)	765	1,274	(467)	807
Total goodwill and other intangible assets	$86,337	$(5,948)	$80,389	$82,170	$(5,494)	$76,676
Amortization expense recognized on intangible assets was $454,000 during fiscal year 2016 and $1.4 million during each of fiscal years 2015 and 2014.

Expected amortization for future fiscal years is as follows (in thousands):

2017	$368
2018	368
2019	324
2020	320
2021	318
10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 2, 2016	March 28, 2015
Salaries, wages and benefits	$20,675	$16,186
Unearned insurance premiums	15,528	13,556
Customer deposits	14,039	13,435
Estimated warranties	13,371	9,953
Insurance loss reserves	5,990	1,774
Accrued volume rebates	4,647	3,266
Accrued insurance	3,969	3,068
Company repurchase options on certain loans sold	3,497	2,063
Deferred margin	2,823	2,398
Capital Lease Obligation	2,387	—
Reserve for repurchase commitments	1,660	2,240
Accrued Taxes	1,282	1,089
Other	10,446	8,048
	$100,314	$77,076
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

	April 2, 2016	March 28, 2015	March 29, 2014
Balance at beginning of period	$9,953	$9,262	$8,202
Purchase accounting additions	1,111	—	—
Charged to costs and expenses	21,133	13,083	11,681
Payments and deductions	(18,826)	(12,392)	(10,621)
Balance at end of period	$13,371	$9,953	$9,262

12. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	April 2, 2016	March 28, 2015
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$27,481	$29,469
Securitized financing 2007-1	28,859	33,461
Other secured financings	4,831	4,030
Total securitized financings and other, net	$61,171	$66,960
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

	April 2, 2016	March 28, 2015
Securitized financings – contractual amount	$68,673	$75,058
Purchase Discount
Accretable	(12,333)	(12,128)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$56,340	$62,930
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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	April 2, 2016	March 28, 2015
Balance at the beginning of the period	$12,128	$15,199
Additions	—	—
Accretion	(3,579)	(4,025)
Adjustment to cash flows	3,784	954
Balance at the end of the period	$12,333	$12,128
On July 12, 2005, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of April 2, 2016, the Class A-1 and Class A-2 bonds have been retired.
On March 22, 2007, prior to Fleetwood's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of April 2, 2016, the Class A-1 and Class A-2 bonds have been retired.
CountryPlace’s securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of April 2, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
Scheduled maturities for future fiscal years of the Company’s debt obligations consist of the following (in thousands):

2017	$6,266
2018	5,225
2019	4,687
2020	22,927
2021	22,080
Actual payments may vary from those above, resulting from prepayments or defaults on the underlying mortgage portfolio.

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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Year Ended		Year Ended
	April 2, 2016		March 28, 2015
	Written	Earned	Written	Earned
Direct premiums	$15,595	$14,764	$13,863	$12,865
Assumed premiums—nonaffiliate	22,580	21,191	20,382	18,680
Ceded premiums—nonaffiliate	(11,088)	(11,088)	(9,733)	(9,733)
Net premiums	$27,087	$24,867	$24,512	$21,812
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $200,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $100,000 per claim on typical policies. Amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $44.0 million in the aggregate.
Purchasing reinsurance contracts protects Standard Casualty from frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time.
14. Income Taxes
The provision for income taxes for fiscal years 2016, 2015 and 2014 were as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Current
Federal	$15,070	$8,277	$7,630
State	1,350	882	913
Total current	16,420	9,159	8,543
Deferred
Federal	(987)	3,937	586
State	54	414	(30)
Total deferred	(933)	4,351	556
Total income tax provision	$15,487	$13,510	$9,099

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates of 35% for fiscal years 2016, 2015 and 2014 to income before income taxes to the total income tax provision reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Federal income tax at statutory rate	$15,410	$13,065	$9,732
State income taxes, net of federal benefit	1,427	1,104	849
Tax credits	(941)	(374)	(319)
Domestic production activities deduction	(889)	(561)	(783)
Change in deferred tax rate	(136)	92	(557)
Other	616	184	177
Total income tax provision	$15,487	$13,510	$9,099

Net current deferred tax assets and net long-term deferred tax liabilities were as follows (in thousands):

	April 2, 2016	March 28, 2015
Net current deferred tax assets (liabilities)
Warranty reserves	$5,019	$3,714
Salaries and wages	2,501	2,354
Inventory	1,510	1,305
Prepaid expenses	(1,472)	(774)
Deferred revenue	1,206	1,132
Policy acquisition costs	(1,201)	(1,136)
Other	1,435	1,978
	$8,998	$8,573
Net long-term deferred tax (liabilities) assets
Goodwill	$(24,635)	$(24,714)
Loan discount	7,546	8,519
Property, plant, equipment and depreciation	(4,621)	(4,970)
Stock based compensation	2,784	2,648
Other intangibles	(2,418)	(2,416)
Deferred margin	1,562	1,117
Other	(829)	(771)
	$(20,611)	$(20,587)
The effective income tax rate for the current year was positively impacted by the timing of certain tax credits and deductions. As Cavco’s taxable income has grown, we have realized additional benefit from tax deductions established to favor domestic manufacturing operations. We also received benefit from tax credits, including the Work Opportunity Tax Credit, the Energy Efficient Home Credit and fuel tax credits.
The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2016, 2015 and 2014, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. At April 2, 2016, the Company has state net operating loss carryforwards that total $11.3 million, that began to expire in 2015. As a result, the Company recorded a $26,000 valuation allowance against the related deferred tax asset.

The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740 which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At April 2, 2016, the Company evaluated forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to examination by the IRS for years before fiscal year 2013. In general, the Company is no longer subject to state and local income tax examinations by tax authorities for years before fiscal year 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.
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
The maximum amount for which the Company was liable under such agreements approximated $46.6 million and $28.3 million at April 2, 2016 and March 28, 2015, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.7 million and $2.2 million at April 2, 2016 and March 28, 2015, respectively. Activity in the liability for estimated repurchase contingencies was as follows for fiscal years 2016, 2015 and 2014 (in thousands):

	Fiscal Year
	2016	2015	2014
Balance at beginning of period	$2,240	$1,845	$1,352
(Credited) Charged to costs and expenses	(187)	522	493
Payments and deductions	(393)	(127)	—
Balance at end of period	$1,660	$2,240	$1,845
Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $5.1 million, $4.5 million and $4.4 million for the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at April 2, 2016, are as follows (in thousands):

2017	$2,997
2018	2,567
2019	1,899
2020	1,308
2021 and thereafter	1,087
$9,858
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $7.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company’s investments.
Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during the period of home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried in the consolidated balance sheet at the amount advanced less a valuation allowance, which are included in consumer loans receivable. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	April 2, 2016	March 28, 2015
Construction loan contract amount	$15,109	$9,591
Cumulative advances	(6,566)	(4,076)
Remaining construction contingent commitment	$8,543	$5,515
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers, representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $785,000 and $867,000 as of April 2, 2016 and March 28, 2015, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the year ended April 2, 2016, one claim request resulted in an indemnification agreements being executed.
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
As of April 2, 2016 CountryPlace had outstanding IRLCs with a notional amount of $4.3 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During fiscal years 2016, 2015 and 2014, CountryPlace recognized a loss of $11,000, a gain of $34,000 and a loss of $42,000, respectively, on the outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities ("MBS") and whole loan sale commitments. As of April 2, 2016 CountryPlace had $17.0 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the years ended April 2, 2016 and March 28, 2015, CountryPlace recognized a gain of $23,000, a loss of $78,000 and a gain of $28,000, respectively, on forward sales and whole loan sale commitments.
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
16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company’s common stock, of which 386,131 shares were still available for grant. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). Stock option compensation expense, including restricted stock, decreased income before income taxes by approximately $1.8 million, $1.7 million and $2.4 million for fiscal years 2016, 2015 and 2014, respectively. As of April 2, 2016, total unrecognized compensation cost related to stock options was approximately $2.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.73 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal years 2016, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 30, 2013	399,700	$35.83
Granted	64,450	52.99
Exercised	(9,500)	37.66
Canceled or expired	(10,750)	48.28
Options outstanding at March 29, 2014	443,900	$37.98	3.67	$18,047
Granted	80,730	78.35
Exercised	(14,375)	34.76
Canceled or expired	(3,275)	51.13
Options outstanding at March 28, 2015	506,980	$44.42	3.29	$15,836
Granted	90,500	75.27
Exercised	(104,500)	33.46
Canceled or expired	(1,000)	75.90
Options outstanding at April 2, 2016	491,980	$51.91	3.28	$35,906

Exercisable at March 29, 2014	259,625	$34.56	3.03	$11,445
Exercisable at March 28, 2015	347,750	$36.17	2.36	$13,537
Exercisable at April 2, 2016	320,975	$41.01	2.09	$24,786
The weighted-average estimated fair value of employee stock options granted during fiscal years 2016, 2015 and 2014 were $27.83, $30.11 and $21.44, respectively. The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $4.9 million, $593,000 and $257,000, respectively.
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

	Fiscal Year
	2016	2015	2014
Volatility	39.8%	42.4%	47.7%
Risk-free interest rate	1.5%	1.5%	1.2%
Dividend yield	—%	—%	—%
Expected option life in years	5.03	4.87	4.52

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
17. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2016, 2015 and 2014 (dollars in thousands, except per share amounts):

	Fiscal Year
	2016	2015	2014
Net income attributable to Cavco common stockholders	$28,541	$23,817	$16,238
Weighted average shares outstanding:
Basic	8,889,731	8,854,359	8,262,688
Common stock equivalents—treasury stock method	156,616	161,420	116,336
Diluted	9,046,347	9,015,779	8,379,024
Net income per share attributable to Cavco common stockholders:
Basic	$3.21	$2.69	$1.97
Diluted	$3.15	$2.64	$1.94
There were 11,161 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended April 2, 2016, 2,669 for the year ended March 28, 2015 and none for the year ended March 29, 2014.

18. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	April 2, 2016		March 28, 2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale investment securities (1)	$24,247	$24,247	$21,283	$21,283
Non-marketable equity investments (2)	14,841	14,841	10,636	10,636
Consumer loans receivable (3)	89,558	126,077	98,158	129,616
Interest rate lock commitment derivatives (4)	8	8	19	19
Forward loan sale commitment derivatives (4)	(31)	(31)	(54)	(54)
Commercial loans receivable (5)	25,542	25,688	18,081	18,025
Securitized financings (6)	(61,171)	(60,220)	(66,960)	(67,064)
Mortgage servicing rights (7)	803	803	475	475

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	April 2, 2016
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$999	$—	$999	$—
Mortgage-backed securities (1)	5,819	—	5,819	—
Securities issued by states and political subdivisions (1)	7,421	—	7,421	—
Corporate debt securities (1)	1,164	—	1,164	—
Marketable equity securities (1)	7,844	7,844	—	—
Interest rate lock commitment derivatives (2)	8	—	—	8
Forward loan sale commitment derivatives (2)	(31)	—	—	(31)
Mortgage servicing rights (3)	803	—	—	803

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the year ended April 2, 2016. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	April 2, 2016
	Total	Level 1	Level 2	Level 3
Loans held for investment	$110,241	$—	$—	$110,241
Loans held for sale	9,270	—	9,270	—
Loans held—construction advances	6,566	—	—	6,566
Commercial loans receivable	25,688	—	—	25,688
Securitized financings	(60,220)	—	(60,220)	—
Non-marketable equity investments	14,841	—	—	14,841

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of April 2, 2016.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the fiscal years ended April 2, 2016 and March 28, 2015.
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

	April 2, 2016	March 28, 2015
Number of loans serviced with MSRs	3,728	3,306
Weighted average servicing fee (basis points)	30.43	29.88
Capitalized servicing multiple	61.65%	42.10%
Capitalized servicing rate (basis points)	18.76	12.58
Serviced portfolio with MSRs (in thousands)	$428,324	$380,120
Mortgage servicing rights (in thousands)	$803	$475
19. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $300,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $15.7 million, $6.6 million and $6.1 million for fiscal years 2016, 2015 and 2014, respectively.
The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2015, the Company match was 20% of the first 3% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $567,000, $411,000 and $561,000 for fiscal years 2016, 2015 and 2014, respectively.
20. Redeemable Noncontrolling Interest
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
21. Related Party Transactions
As discussed in Note 20, on July 22, 2013, Cavco completed the purchase of all noncontrolling interests in Cavco’s subsidiary that owns Fleetwood Homes, Palm Harbor Homes, CountryPlace and Standard Casualty from Third Avenue. The Company satisfied the purchase price with 1,867,370 newly issued shares of Company common stock (the "Cavco Shares"). Third Avenue is considered a principal owner, and therefore a related party, under ASC 850, Related Party Disclosures ("ASC 850"). Subsequent to the transaction, Third Avenue beneficially owned approximately 22.8% of Cavco's outstanding common stock. As of April 2, 2016, Third Avenue Management LLC beneficially owned approximately 8.2% of our outstanding common shares. Third Avenue Management LLC and Third Avenue Value Fund are either directly or indirectly under common control.
The Company issued the Cavco Shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. In accordance with the Stock Purchase Agreement, the Company filed a registration statement with the SEC seeking registration of the Cavco Shares. The SEC declared the registration statement effective on October 11, 2013. However, Third Avenue remains subject to certain restrictions on its ability to transfer its Cavco Shares. During the Standstill Period (defined below) Cavco has a "right of first offer" to acquire any Cavco Shares that Third Avenue wishes to transfer to independent third parties.
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

22. Acquisitions of Chariot Eagle and Fairmont Homes
On March 30, 2015, the Company purchased certain manufactured housing assets and liabilities of Chariot Eagle, which produces park model RVs and manufactured homes distributed in the southeastern United States. On May 1, 2015, the Company purchased certain manufactured housing assets and liabilities of Fairmont Homes, a premier builder of manufactured and modular homes and park model RVs serving the Midwest, western Great Plains states, the Northeast and several provinces in Canada. These acquisitions were accounted for as business combinations and the results of operations have been included since the date of acquisition.
Chariot Eagle and Fairmont Homes contributed net revenue of $88.3 million and net income of $1.9 million to our consolidated financial statements for the fiscal year ended April 2, 2016.
Pro Forma Impact of Acquisition (unaudited). The following table presents supplemental pro forma information as if the acquisition of Fairmont Homes had occurred on March 30, 2014 (in thousands, except per share data):

	Unaudited Pro Forma Consolidated Results
	Year Ended
	April 2, 2016	March 28, 2015
Net revenue	$721,676	$672,178
Net income	29,924	25,716
Diluted net income per share	3.31	2.85

23. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Fiscal Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Net revenue:
Factory-built housing	$655,148	$513,707	$485,897
Financial services	57,204	52,952	47,442
	$712,352	$566,659	$533,339
Net revenue for financial services consists of:
Consumer finance	$20,240	$19,571	$19,617
Insurance	36,964	33,381	27,825
	$57,204	$52,952	$47,442
Income before income taxes:
Factory-built housing	$35,440	$25,133	$16,223
Financial services	8,588	12,194	11,582
	$44,028	$37,327	$27,805
Depreciation:
Factory-built housing	$3,376	$2,307	$2,551
Financial services	92	71	69
	$3,468	$2,378	$2,620
Amortization:
Factory-built housing	$253	$1,178	$1,179
Financial services	201	201	201
	$454	$1,379	$1,380
Income tax expense:
Factory-built housing	$12,369	$9,160	$5,012
Financial services	3,118	4,350	4,087
	$15,487	$13,510	$9,099
Capital expenditures:
Factory-built housing	$3,443	$2,084	$2,178
Financial services	76	126	87
	$3,519	$2,210	$2,265

	April 2, 2016	March 28, 2015
Total assets:
Factory-built housing	$382,176	$332,712
Financial services	171,659	169,870
	$553,835	$502,582

24. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2016 and 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended April 2, 2016
Net revenue	$161,668	$191,964	$181,427	$177,293	$712,352
Gross profit	31,834	39,555	36,390	36,666	144,445
Net income attributable to Cavco common stockholders	5,385	8,070	8,098	6,988	28,541
Net income per share attributable to Cavco common stockholders:
Basic	$0.61	$0.91	$0.91	$0.78	$3.21
Diluted	$0.60	$0.89	$0.89	$0.77	$3.15
Fiscal year ended March 28, 2015
Net revenue	$139,164	$139,315	$146,932	$141,248	$566,659
Gross profit	31,718	31,597	31,801	31,020	126,136
Net income attributable to Cavco common stockholders	5,759	5,467	6,638	5,953	23,817
Net income per share attributable to Cavco common stockholders:
Basic	$0.65	$0.62	$0.75	$0.67	$2.69
Diluted	$0.64	$0.61	$0.74	$0.66	$2.64