Form 10-Q
period 2016-07-02
CAVCO INDUSTRIES INC
filed 2016-08-10
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2016, 8,971,814 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
July 2, 2016

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 2, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,494	$97,766
Restricted cash, current	10,133	10,218
Accounts receivable, net	28,329	29,113
Short-term investments	9,419	10,140
Current portion of consumer loans receivable, net	22,513	21,918
Current portion of commercial loans receivable, net	5,037	3,557
Inventories	94,796	94,813
Prepaid expenses and other current assets	23,908	22,196
Deferred income taxes, current	9,216	8,998
Total current assets	305,845	298,719
Restricted cash	1,097	1,082
Investments	29,108	28,948
Consumer loans receivable, net	65,921	67,640
Commercial loans receivable, net	22,070	21,985
Property, plant and equipment, net	56,105	55,072
Goodwill and other intangibles, net	80,297	80,389
Total assets	$560,443	$553,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,952	$18,513
Accrued liabilities	102,703	100,314
Current portion of securitized financings and other	5,742	6,262
Total current liabilities	127,397	125,089
Securitized financings and other	53,725	54,909
Deferred income taxes	20,678	20,611

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 8,970,314 and 8,927,989 shares, respectively	90	89
Additional paid-in capital	241,690	241,662
Retained earnings	115,629	110,186
Accumulated other comprehensive income	1,234	1,289
Total stockholders' equity	358,643	353,226
Total liabilities and stockholders' equity	$560,443	$553,835
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Net revenue	$185,141	$161,668
Cost of sales	151,889	129,834
Gross profit	33,252	31,834
Selling, general and administrative expenses	24,687	22,659
Income from operations	8,565	9,175
Interest expense	(1,161)	(1,015)
Other income, net	1,026	472
Income before income taxes	8,430	8,632
Income tax expense	(2,987)	(3,247)
Net income	$5,443	$5,385

Comprehensive income:
Net income	$5,443	$5,385
Unrealized loss on available-for-sale securities, net of tax	(55)	(409)
Comprehensive income	$5,388	$4,976

Net income per share:
Basic	$0.61	$0.61
Diluted	$0.60	$0.60
Weighted average shares outstanding:
Basic	8,937,265	8,863,648
Diluted	9,085,042	9,020,261

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
OPERATING ACTIVITIES
Net income	$5,443	$5,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946	934
Provision for credit losses	85	232
Deferred income taxes	(91)	418
Stock-based compensation expense	370	331
Non-cash interest income, net	(315)	(526)
Incremental tax benefits from option exercises	(1,946)	(167)
Gain on sale of property, plant and equipment including assets held for sale, net	(22)	(16)
Gain on sale of loans and investments, net	(2,171)	(1,536)
Changes in operating assets and liabilities:
Restricted cash	(296)	320
Accounts receivable	791	4,162
Consumer loans receivable originated	(25,622)	(29,045)
Principal payments on consumer loans receivable	3,007	2,416
Proceeds from sales of consumer loans	25,800	28,491
Inventories	17	(6,008)
Prepaid expenses and other current assets	(1,176)	(2,513)
Commercial loans receivable	(1,572)	(4,503)
Accounts payable and accrued liabilities	4,953	5,568
Net cash provided by operating activities	8,201	3,943
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,890)	(526)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	—	(27,120)
Proceeds from sale of property, plant and equipment including assets held for sale	25	26
Purchases of investments	(2,440)	(4,485)
Proceeds from sale of investments	3,093	2,914
Net cash used in investing activities	(1,212)	(29,191)
FINANCING ACTIVITIES
(Payments) Proceeds from exercise of stock options	(2,287)	70
Incremental tax benefits from exercise of stock options	1,946	167
Proceeds from secured financings and other	294	447
Payments on securitized financings	(2,214)	(1,817)
Net cash used in financing activities	(2,261)	(1,133)
Net increase (decrease) in cash and cash equivalents	4,728	(26,381)
Cash and cash equivalents at beginning of the period	97,766	96,597
Cash and cash equivalents at end of the period	$102,494	$70,216
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$3,734	$3,237
Cash paid during the year for interest	$904	$978
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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended April 2, 2016, filed with the SEC on June 21, 2016.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company's current fiscal year will end on April 1, 2017.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable modular homes, manufactured homes and park model RVs in 19 factories located throughout the United States, which are sold to a network of independent retailers, through the Company's 45 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage backed securities issuer which offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Standard Casualty provides property and casualty insurance to owners of manufactured homes.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2019. The amendments require certain equity investments to be measured at fair value, with changes in the fair value recognized through net income. The Company is currently evaluating the effect ASU 2016-01 will have on the Company's Consolidated Financial Statements and disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, which requires a new forward-looking impairment model based on expected losses rather than incurred losses. The guidance also requires increased disclosures. ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2021. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.

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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	July 2, 2016	April 2, 2016
Cash related to CountryPlace customer payments to be remitted to third parties	$8,651	$8,419
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,381	1,747
Cash related to workers' compensation insurance held in trust	728	728
Other restricted cash	470	406
	$11,230	$11,300
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.

3. Investments
Investments consist of the following (in thousands):

	July 2, 2016	April 2, 2016
Available-for-sale investment securities	$23,763	$24,247
Non-marketable equity investments	14,764	14,841
	$38,527	$39,088
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	July 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$650	$1	$—	$651
Residential mortgage-backed securities	5,680	19	(49)	5,650
State and political subdivision debt securities	7,914	291	(65)	8,140
Corporate debt securities	911	8	(3)	916
Marketable equity securities	5,619	2,138	(351)	7,406
Certificates of deposit	1,000	—	—	1,000
	$21,774	$2,457	$(468)	$23,763

	April 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,002	$—	$(3)	$999
Residential mortgage-backed securities	5,866	13	(60)	5,819
State and political subdivision debt securities	7,231	239	(49)	7,421
Corporate debt securities	1,166	4	(6)	1,164
Marketable equity securities	5,882	2,374	(412)	7,844
Certificates of deposit	1,000	—	—	1,000
	$22,147	$2,630	$(530)	$24,247

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	July 2, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$3,036	$(18)	$493	$(31)	$3,529	$(49)
State and political subdivision debt securities	1,852	(29)	1,734	(36)	3,586	(65)
Corporate debt securities	—	—	249	(3)	249	(3)
Marketable equity securities	1,792	(247)	184	(104)	1,976	(351)
	$6,680	$(294)	$2,660	$(174)	$9,340	$(468)

	April 2, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$699	$(3)	$699	$(3)
Residential mortgage-backed securities	3,436	(27)	898	(33)	4,334	(60)
State and political subdivision debt securities	1,865	(29)	1,257	(20)	3,122	(49)
Corporate debt securities	763	(6)	—	—	763	(6)
Marketable equity securities	1,780	(324)	152	(88)	1,932	(412)
	$7,844	$(386)	$3,006	$(144)	$10,850	$(530)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at July 2, 2016.
As of July 2, 2016, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($7.3 million of the total fair value and $348,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).
As of April 2, 2016, the Company's investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($7.7 million of the total fair value and $409,000 of the total unrealized losses) and bank trust, insurance and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).

The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	July 2, 2016
	Amortized Cost	Fair Value
Due in less than one year	$1,015	$1,013
Due after one year through five years	3,199	3,216
Due after five years through ten years	3,680	3,628
Due after ten years	7,261	7,500
	$15,155	$15,357
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three months ended July 2, 2016 were approximately $453,000. Gross losses realized were approximately $149,000 for the three months ended July 2, 2016. Gross gains realized on the sales of investment securities for the three months ended June 27, 2015 were approximately $180,000. Gross losses realized were approximately $46,000 for the three months ended June 27, 2015.
4. Inventories
Inventories consist of the following (in thousands):

	July 2, 2016	April 2, 2016
Raw materials	$29,403	$28,764
Work in process	11,079	10,755
Finished goods and other	54,314	55,294
	$94,796	$94,813
5. Consumer Loans Receivable
The Company acquired consumer loans receivable during the first quarter of fiscal 2012 as part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment were acquired at fair value and subsequently are accounted for in accordance with Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Consumer loans receivable held for sale are carried at the lower of cost or market and construction advances are carried at the amount advanced less a valuation allowance. The following table summarizes consumer loans receivable (in thousands):

	July 2, 2016	April 2, 2016
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$66,968	$68,951
Loans held for investment (originated after Palm Harbor Acquisition Date)	6,236	6,120
Loans held for sale	10,388	8,765
Construction advances	5,685	6,566
Consumer loans receivable	89,277	90,402
Deferred financing fees and other, net	(843)	(844)
Consumer loans receivable, net	$88,434	$89,558

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

	July 2, 2016	April 2, 2016
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$161,570	$166,793
Purchase discount
Accretable	(66,284)	(69,053)
Non-accretable	(27,987)	(28,536)
Less consumer loans receivable reclassified as other assets	(331)	(253)
Total acquired consumer loans receivable held for investment, net	$66,968	$68,951
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

	July 2, 2016	April 2, 2016
Prepayment rate	13.0%	13.0%
Default rate	1.0%	1.0%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of July 2, 2016, would decrease by approximately $2.3 million and $5.8 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	July 2, 2016	June 27, 2015
Balance at the beginning of the period	$69,053	$73,202
Accretion	(2,515)	(2,751)
Reclassifications from non-accretable discount	(254)	(190)
Balance at the end of the period	$66,284	$70,261

The consumer loans held for investment have the following characteristics:

	July 2, 2016	April 2, 2016
Weighted average contractual interest rate	9.01%	9.05%
Weighted average effective interest rate	9.31%	9.39%
Weighted average months to maturity	168	170
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

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

July 2, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$758	$515	$324	$—	$42	$1,639
620-719	12,844	8,811	3,795	—	46	25,496
720+	14,135	9,055	2,304	—	754	26,248
Other	54	—	443	—	—	497
Subtotal	27,791	18,381	6,866	—	842	53,880
Conforming mortgages
0-619	—	—	163	135	294	592
620-719	—	—	1,530	3,781	6,438	11,749
720+	—	—	193	1,769	2,814	4,776
Subtotal	—	—	1,886	5,685	9,546	17,117
Non-conforming mortgages
0-619	87	578	1,373	—	—	2,038
620-719	1,350	5,242	3,635	—	—	10,227
720+	1,633	3,348	714	—	—	5,695
Other	—	—	307	—	—	307
Subtotal	3,070	9,168	6,029	—	—	18,267
Other loans
Subtotal	—	—	13	—	—	13
	$30,861	$27,549	$14,794	$5,685	$10,388	$89,277

	April 2, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$776	$543	$336	$—	$—	$1,655
620-719	13,139	9,100	3,683	—	96	26,018
720+	14,751	9,409	2,324	—	215	26,699
Other	55	—	447	—	—	502
Subtotal	28,721	19,052	6,790	—	311	54,874
Conforming mortgages
0-619	—	—	164	95	171	430
620-719	—	—	1,428	3,355	5,847	10,630
720+	—	—	320	3,116	2,436	5,872
Subtotal	—	—	1,912	6,566	8,454	16,932
Non-conforming mortgages
0-619	88	585	1,392	—	—	2,065
620-719	1,365	5,290	3,664	—	—	10,319
720+	1,684	3,382	826	—	—	5,892
Other	—	—	307	—	—	307
Subtotal	3,137	9,257	6,189	—	—	18,583
Other loans
Subtotal	—	—	13	—	—	13
	$31,858	$28,309	$14,904	$6,566	$8,765	$90,402

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Thirty-nine percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 10% is concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of July 2, 2016.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $953,000 and $707,000 as of July 2, 2016 and April 2, 2016, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $370,000 and $340,000 as of July 2, 2016 and April 2, 2016, respectively.

6. Commercial Loans Receivable and Allowance for Loan Loss
The Company's commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of our independent retailers, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for the independent retailers, communities and developers' financed home purchases. The notes are secured by the home as collateral and, in some instances, other security depending on the circumstances. The other terms of direct arrangements vary depending on the needs of the borrower and the opportunity for the Company.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	July 2, 2016	April 2, 2016
Direct loans receivable	$26,085	$24,392
Participation loans receivable	1,157	1,278
Allowance for loan loss	(135)	(128)
	$27,107	$25,542
The commercial loans receivable balance has the following characteristics:

	July 2, 2016	April 2, 2016
Weighted average contractual interest rate	6.8%	6.9%
Weighted average months to maturity	10	9
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either July 2, 2016 or April 2, 2016.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $135,000 and $82,000 at July 2, 2016 and June 27, 2015, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended
	July 2, 2016	June 27, 2015
Balance at beginning of period	$128	$73
Provision for inventory finance credit losses	7	9
Loans charged off, net of recoveries	—	—
Balance at end of period	$135	$82
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	July 2, 2016	April 2, 2016	July 2, 2016	April 2, 2016
Inventory finance notes receivable:
Collectively evaluated for impairment	$13,485	$12,761	$—	$—
Individually evaluated for impairment	12,600	11,631	1,157	1,278
	$26,085	$24,392	$1,157	$1,278
Allowance for loan loss:
Collectively evaluated for impairment	$(135)	$(128)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(135)	$(128)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At July 2, 2016, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At July 2, 2016, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	July 2, 2016	April 2, 2016	July 2, 2016	April 2, 2016
Risk profile based on payment activity:
Performing	$26,085	$24,392	$1,157	$1,278
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$26,085	$24,392	$1,157	$1,278

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	July 2, 2016	April 2, 2016
Texas	30.3%	33.2%
Arizona	10.7%	13.3%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of July 2, 2016 or April 2, 2016, respectively.
As of July 2, 2016 and April 2, 2016, the Company had concentrations of commercial loans receivable with one independent third-party and its affiliates that equaled 29.3% and 32.0% of the principal balance outstanding, respectively, all of which was secured.
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

	July 2, 2016	April 2, 2016
Property, plant and equipment, at cost:
Land	$22,719	$22,719
Buildings and improvements	33,187	32,230
Machinery and equipment	20,397	19,533
	76,303	74,482
Accumulated depreciation	(20,198)	(19,410)
Property, plant and equipment, net	$56,105	$55,072
Included in the amounts above are certain assets under a capital lease. See Note 8 for additional information.
8. Capital Leases
On May 1, 2015, in connection with the purchase of Fairmont Homes, the Company entered into a five-year lease covering the manufacturing facilities and land in Montevideo, Minnesota, which is accounted for as a capital lease. At the end of the lease term, the landlord has the option to require the Company to purchase the leased premises at a specified price. If the landlord does not exercise this option, the Company may purchase the facilities at the termination of the lease for that price. The following amounts were recorded for the leased assets as of July 2, 2016 and April 2, 2016 (in thousands):

	July 2, 2016	April 2, 2016
Land	$240	$240
Buildings and improvements	2,960	2,960
	3,200	3,200
Accumulated amortization	(115)	(90)
Leased assets, net	$3,085	$3,110

The minimum payments in future fiscal years under the lease as of July 2, 2016 are as follows (in thousands):

2017	$216
2018	277
2019	265
2020	253
2021	1,721
Total remaining lease payments	2,732
Less: Amount representing interest	(388)
Present value of future minimum lease payments	$2,344
9. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the three months ended July 2, 2016 and June 27, 2015, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 7 to 15 years.
Goodwill and other intangibles consist of the following (in thousands):

	July 2, 2016			April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,753	$—	$69,753	$69,753	$—	$69,753
Trademarks and trade names	7,000	—	7,000	7,000	—	7,000
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,853	—	77,853	77,853	—	77,853
Finite lived:
Customer relationships	7,100	(5,383)	1,717	7,100	(5,329)	1,771
Other	1,384	(657)	727	1,384	(619)	765
Total goodwill and other intangible assets	$86,337	$(6,040)	$80,297	$86,337	$(5,948)	$80,389
Amortization expense recognized on intangible assets during the three months ended July 2, 2016 and June 27, 2015 was $92,000 and $189,000, respectively.

10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 2, 2016	April 2, 2016
Unearned insurance premiums	$16,928	$15,528
Customer deposits	15,736	14,039
Salaries, wages and benefits	15,702	20,675
Estimated warranties	13,718	13,371
Insurance loss reserves	7,429	5,990
Accrued volume rebates	5,302	4,647
Accrued insurance	3,765	3,969
Company repurchase option on certain loans sold	3,729	3,497
Deferred margin	3,180	2,823
Capital lease obligation	2,344	2,387
Reserve for repurchase commitments	1,741	1,660
Accrued taxes	1,052	1,282
Other	12,077	10,446
	$102,703	$100,314
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

	Three Months Ended
	July 2, 2016	June 27, 2015
Balance at beginning of period	$13,371	$9,953
Purchase accounting additions	—	1,111
Charged to costs and expenses	6,136	4,265
Payments and deductions	(5,789)	(4,272)
Balance at end of period	$13,718	$11,057

12. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	July 2, 2016	April 2, 2016
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$26,545	$27,481
Securitized financing 2007-1	27,957	28,859
Other secured financings	4,965	4,831
Total securitized financings and other, net	$59,467	$61,171
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

	July 2, 2016	April 2, 2016
Securitized financings – contractual amount	$65,961	$68,673
Purchase discount
Accretable	(11,459)	(12,333)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$54,502	$56,340
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	July 2, 2016	June 27, 2015
Balance at the beginning of the period	$12,333	$12,128
Accretion	(968)	(812)
Adjustment to cash flows	94	(575)
Balance at the end of the period	$11,459	$10,741

On July 12, 2005, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of July 2, 2016, the Class A-1 and Class A-2 bonds have been retired.
On March 22, 2007, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of July 2, 2016, the Class A-1 and Class A-2 bonds have been retired.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of July 2, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	July 2, 2016		June 27, 2015
	Written	Earned	Written	Earned
Direct premiums	$4,386	$3,926	$4,111	$3,593
Assumed premiums—nonaffiliate	6,947	5,632	5,789	5,083
Ceded premiums—nonaffiliate	(3,220)	(3,220)	(2,714)	(2,714)
Net premiums	$8,113	$6,338	$7,186	$5,962

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
15. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $49.1 million at July 2, 2016, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.7 million at both July 2, 2016 and April 2, 2016, related to the commitments pertaining to these agreements.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	July 2, 2016	April 2, 2016
Construction loan contract amount	$15,688	$15,109
Cumulative advances	(5,685)	(6,566)
Remaining construction contingent commitment	$10,003	$8,543
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $816,000 and $785,000 as of July 2, 2016 and April 2, 2016, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.
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

As of July 2, 2016, CountryPlace had outstanding IRLCs with a notional amount of $5.8 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three months ended July 2, 2016, CountryPlace recognized gains of $28,000 on the outstanding IRLCs. During the three months ended June 27, 2015, CountryPlace recognized losses of $18,000 on the outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities ("MBS") and whole loan sale commitments. As of July 2, 2016, CountryPlace had $23.9 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three months ended July 2, 2016 and June 27, 2015, CountryPlace recognized losses of $44,000 and gains of $66,000, respectively, on forward sales and whole loan sale commitments.
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

16. Stockholders' Equity
The following table represents changes in stockholders' equity for the three months ended July 2, 2016 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, April 2, 2016	8,927,989	$89	$241,662	$110,186	$1,289	$353,226
Stock option exercises, including incremental tax benefits	42,325	1	(342)	—	—	(341)
Share-based compensation	—	—	370	—	—	370
Net income	—	—	—	5,443	—	5,443
Unrealized loss on Available-for-sale securities	—	—	—	—	(55)	(55)
Balance, July 2, 2016	8,970,314	$90	$241,690	$115,629	$1,234	$358,643

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax effect on available-for-sale securities were $112,000 for the three months ended July 2, 2016.

17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of July 2, 2016, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 435,706 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended July 2, 2016 and June 27, 2015 was $370,000 and $331,000, respectively.
As of July 2, 2016, total unrecognized compensation cost related to stock options was approximately $2.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.53 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the three months ended July 2, 2016:

Number of Shares
Outstanding at April 2, 2016	491,980
Granted	4,000
Exercised	(92,400)
Canceled or expired	(3,500)
Outstanding at July 2, 2016	400,080
Exercisable at July 2, 2016	240,125
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

	Three Months Ended
	July 2, 2016	June 27, 2015
Net income	$5,443	$5,385
Weighted average shares outstanding:
Basic	8,937,265	8,863,648
Common stock equivalents—treasury stock method	147,777	156,613
Diluted	9,085,042	9,020,261
Net income per share:
Basic	$0.61	$0.61
Diluted	$0.60	$0.60
There were 2,147 and 14,711 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended July 2, 2016 and June 27, 2015, respectively.

19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	July 2, 2016		April 2, 2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$23,763	$23,763	$24,247	$24,247
Non-marketable equity investments (2)	14,764	14,764	14,841	14,841
Consumer loans receivable (3)	88,434	125,344	89,558	126,077
Interest rate lock commitment derivatives (4)	36	36	8	8
Forward loan sale commitment derivatives (4)	(75)	(75)	(31)	(31)
Commercial loans receivable (5)	27,107	27,238	25,542	25,688
Securitized financings (6)	(59,467)	(58,576)	(61,171)	(60,220)
Mortgage servicing rights (7)	865	865	803	803

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	July 2, 2016
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$651	$—	$651	$—
Mortgage-backed securities (1)	5,650	—	5,650	—
Securities issued by states and political subdivisions (1)	8,140	—	8,140	—
Corporate debt securities (1)	916	—	916	—
Marketable equity securities (1)	7,406	7,406	—	—
Interest rate lock commitment derivatives (2)	36	—	—	36
Forward loan sale commitment derivatives (2)	(75)	—	—	(75)
Mortgage servicing rights (3)	865	—	—	865

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended July 2, 2016. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	July 2, 2016
	Total	Level 1	Level 2	Level 3
Loans held for investment	$108,650	$—	$—	$108,650
Loans held for sale	11,009	—	11,009	—
Loans held—construction advances	5,685	—	—	5,685
Commercial loans receivable	27,238	—	—	27,238
Securitized financings	(58,576)	—	(58,576)	—
Non-marketable equity investments	14,764	—	—	14,764

Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of July 2, 2016.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the three months ended July 2, 2016.
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

	July 2, 2016	April 2, 2016
Number of loans serviced with MSRs	3,822	3,728
Weighted average servicing fee (basis points)	30.56	30.43
Capitalized servicing multiple	64.14%	61.65%
Capitalized servicing rate (basis points)	19.60	18.76
Serviced portfolio with MSRs (in thousands)	$441,480	$428,324
Mortgage servicing rights (in thousands)	$865	$803
20. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended
	July 2, 2016	June 27, 2015
Net revenue:
Factory-built housing	$172,486	$147,546
Financial services	12,655	14,122
	$185,141	$161,668

Income before income taxes:
Factory-built housing	$10,738	$8,004
Financial services	(2,308)	628
	$8,430	$8,632

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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes and Chariot Eagle. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage backed securities issuer which offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes.
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
In 2009, the Company acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. ("Fleetwood"). The assets purchased included seven operating production facilities as well as idle factories. During fiscal year 2011, the Company acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets purchased included five operating production facilities as well as idle factories, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company.
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
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 19.7% for the first six months of calendar year 2016 compared to the same period in the prior year. During calendar year 2015 our industry shipped approximately 71,000 HUD code manufactured homes, an increase of 10.9% over the approximately 64,000 homes shipped in 2014. Shipments were 60,000 in 2013, 55,000 in 2012 and 52,000 in calendar year 2011, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2006 to 2015 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 70,000 and 158,000, respectively. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry and the Company are operating at relatively low production and shipment levels.
Although ongoing economic challenges continue to hinder annual industry and Company home sales, we believe that employment rates and underemployment among potential home buyers who favor affordable housing as well as low consumer confidence levels are beginning to improve. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by a period of persistently low employment rates and underemployment. Following such challenges, the process of repairing damaged credit among such consumers and efforts to save for a home loan down-payment often require substantial time. Improving consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living that have been concerned about financial stability, and appear to be less hesitant to commit to a new home purchase. We believe sales of our products may continue to increase as employment and consumer confidence levels continue to improve.
The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Further, Cavco’s Company-owned retail stores experience decreased home buyer traffic during holidays and popular vacation periods. Still, diversification among Cavco’s product lines and operations have served to partially offset the extent of seasonal fluctuations. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry. Demand patterns for park model and cabin RVs and homes used primarily for retirement seasonal living partially offset the general housing seasonality.
Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. The insurance subsidiary is subject to the effects of seasonal storms in Texas where most of its policies are underwritten. Spring storm activity typically spikes each April and May, the prime season for Texas weather events. During this quarter, multiple record setting storms in Texas produced high insurance claims volume. The severity of the hail, wind and flood related damage to insured homes were considerably greater than most spring storm seasons. Losses from these events were somewhat limited by reinsurance contracts, which responded as intended as part of the Company’s loss mitigation structure. While the severity of weather events has and can be expected to vary over time, the insurance subsidiary is a well-established and time-tested business. The entity has been a solid performer for the Company over time despite occasional periods of high claims experience.

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
While sales activity of existing homes has improved, the current lending environment that favors site-built housing and more affluent home buyers has not provided improved capabilities for affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein potential manufactured home buyers must sell their existing home in order to facilitate the purchase of a new factory-built home continues to be somewhat impeded.
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
The backlog of sales orders at July 2, 2016 varied among our 19 factories and in total was approximately $54.7 million, or approximately five weeks of current production levels, compared to $72.1 million at June 27, 2015. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders.

The Company has entered into certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 6 to the Consolidated Financial Statements). The Company's involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our participation in wholesale financing is helpful to retailers, communities and developers and allows our homes continued exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners.
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
In 2008, we announced a stock repurchase program, under which a total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

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
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB, mortgage finance rules, certain loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, may fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
The CFPB rules amending the Truth in Lending Act ("TILA") and the Real Estate Settlement Procedures Act ("RESPA") expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
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

Results of Operations
Three months ended July 2, 2016 compared to June 27, 2015
Net Revenue. The following tables summarize net revenue for the three months ended July 2, 2016 and June 27, 2015.

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$172,486	$147,546	$24,940	16.9%
Financial services	12,655	14,122	(1,467)	(10.4)%
	$185,141	$161,668	$23,473	14.5%

Total homes sold	3,395	2,902	493	17.0%

Net factory-built housing revenue per home sold	$50,806	$50,843	$(37)	(0.1)%
The increase in net revenue from the factory-built housing segment for the three months ended July 2, 2016 was primarily from 17.0% higher home sales volume. The current quarter contains one additional month of Fairmont Homes operations versus the same quarter last year, as Fairmont Homes was purchased by the Company on May 1, 2015.
Net revenue per factory-built home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utilities, site improvements, landscaping, land and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. Further, fluctuations in the net revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in and labor used to produce each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net revenue per home sold.
Financial services segment revenue decreased from changes made to the recognition of certain ceded insurance commissions that took effect this fiscal year and lower interest income earned on securitized loan portfolios that continue to amortize.

Gross Profit. The following tables summarize gross profit for the three months ended July 2, 2016 and June 27, 2015.

	Three months ended
	July 2, 2016	June 27, 2015	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$30,659	$26,364	$4,295	16.3%
Financial services	2,593	5,470	(2,877)	(52.6)%
	$33,252	$31,834	$1,418	4.5%

Gross profit as % of Net revenue:	18.0%	19.7%	N/A	(1.7)%
The increase in factory-built housing gross profit for the three months ended July 2, 2016 is primarily from higher home sales volume.
Financial services gross profit for the three months ended July 2, 2016 decreased versus the three months ended June 27, 2015 mainly from higher insurance claim losses, partially offset by gross profit earned on higher loan servicing volume. While claims activity typically spikes in April and May each year, a prime season for storm activity in the area, the severity of the hail, wind and flood damage to insured homes was considerably greater in the first quarter of fiscal 2017 than during the same period last year. Losses from these events were somewhat mitigated by reinsurance contracts.
Lower gross profit percentages in the current three-month period compared to the same period last year are from increased insurance claims activity as described above, partially offset by operating leverage gained from increased home sales volume.
Selling, General and Administrative Expenses. The following tables summarize selling, general and administrative expenses for the three months ended July 2, 2016 and June 27, 2015.

	Three months ended
	July 2, 2016	June 27, 2015	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$20,875	$18,800	$2,075	11.0%
Financial services	3,812	3,859	(47)	(1.2)%
	$24,687	$22,659	$2,028	9.0%

Selling, general and administrative expenses as % of Net revenue:	13.3%	14.0%	N/A	(0.7)%
Selling, general and administrative expenses related to factory-built housing increased during the three months ended July 2, 2016 primarily from increased incentive compensation and marketing expenses from improved home sales overall. The three months ended June 27, 2015 included a $1.1 million reduction in incentive compensation expense from the Company's CEO repayment of performance bonuses that were determined to be in excess of plan limits.
Selling, general and administrative expenses for financial services remained relatively flat from operating consistency.
As a percentage of net revenue, selling, general and administrative expenses decreased from increased leverage on higher net revenue.

Interest Expense. The following tables summarize interest expense for the three months ended July 2, 2016 and June 27, 2015.

	Three months ended
	July 2, 2016	June 27, 2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,161	$1,015	$146	14.4%
Interest expense consists primarily of debt service on the CountyPlace securitized financings of manufactured home loans and interest related to the capital lease treatment for a lease of manufacturing facilities and land entered into as part of the Fairmont acquisition during the first quarter of fiscal year 2016. The increase for the three months ended July 2, 2016 is related to capital lease related interest and changes to the purchase discount market-based valuation adjustment on securitized financings, partially offset by the continued principal reductions of those financings.
Other Income, net. The following tables summarize other income, net for the three months ended July 2, 2016 and June 27, 2015.

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change
	(Dollars in thousands)
Other income, net	$1,026	$472	$554	117.4%
Other income, net, is attributable to interest income earned on commercial loans receivable in the factory-built housing segment and also represents gains and losses on corporate investments and property, plant and equipment, including assets held for sale or sold. The increase is primarily from realized gains on corporate investments in the current period.
Income Before Income Taxes. The following tables summarize income (loss) before income taxes for the three months ended July 2, 2016 and June 27, 2015.

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$10,738	$8,004	$2,734	34.2%
Financial services	(2,308)	628	(2,936)	(467.5)%
	$8,430	$8,632	$(202)	(2.3)%

Income taxes. The following tables summarize Income taxes for the three months ended July 2, 2016 and June 27, 2015.

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% Change
	(Dollars in thousands)
Income taxes	$2,987	$3,247	$(260)	(8.0)%
The effective tax rate for the first fiscal quarter of 35.4%, benefited from certain manufacturing specific deductions and tax credits, including the New Energy Efficient Home Credit, which will expire on December 31, 2016, unless renewed. For the prior year first fiscal quarter, the effective tax rate was 37.6%.
Liquidity and Capital Resources
We believe that cash and cash equivalents at July 2, 2016, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Recent acquisitions of Fairmont Homes and Chariot Eagle did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities provided $8.2 million of cash during the three months ended July 2, 2016, compared to providing cash of $3.9 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, higher accounts payable and accrued liabilities, including insurance loss reserves and customer deposits. This was partially offset by increases in commercial loans receivable from further expansion of our distribution-based lending programs. Cash provided by operating activities during the prior period was primarily the result of cash generated by operating income before non-cash charges, decreased accounts receivable, higher customer deposits and insurance loss reserves, offset by a decrease in prepaid expenses and other current assets and increases in commercial loans receivable and inventory.
Consumer loan originations decreased to $25.6 million from $29.0 million for the three months ended July 2, 2016 and June 27, 2015, respectively. Proceeds from the sale of consumer loans provided $25.8 million in cash, compared to $28.5 million in the previous year, a net decrease of $2.7 million, which relates to the timing of loan origination and related loan sales.
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

Cavco has entered into programs to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes and has invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 6 to the Consolidated Financial Statements).
Investing activities used $1.2 million of cash during the three months ended July 2, 2016, compared to $29.2 million during the same period last year. In the current year, cash was used for the purchases of property, plant and equipment as well as investments by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales. In the prior period, cash of $27.1 million was used for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as for purchases of investments by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales.
Financing activities used $2.3 million in cash during the three months ended July 2, 2016 primarily from payment on securitized financings, offset by loan sales accounted for as other secured financings. Financing activities used $1.1 million in cash during the three months ended June 27, 2015, largely from cash used to repay securitized financings, offset by loan sales accounted for as other secured financings.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of July 2, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, which sets forth a new forward-looking impairment model based on expected losses rather than incurred losses. The guidance also requires increased disclosures. ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2021. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.
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

•
We may not be able to successfully integrate past acquisitions, including the recent acquisitions of Fairmont Homes and Chariot Eagle and any future acquisitions to attain the anticipated benefits. Past acquisitions may adversely impact the Company's liquidity;

•	Our involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks;

•	Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market;

•	The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits;

•
Our participation in certain financing programs for the purchase of our products by industry distributors and consumers may expose us to additional risk of credit loss, which could adversely impact the Company's liquidity and results of operations;

•	Our results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing;

•	We have contingent repurchase obligations related to wholesale financing provided to industry retailers;

•	Our operating results could be affected by market forces and declining housing demand;

•	We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future;

•	A write-off of all or part of our goodwill could adversely affect our operating results and net worth;

•	The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future;

•	Our liquidity and ability to raise capital may be limited;

•	The manufactured housing industry is highly competitive, and increased competition may result in lower revenue;

•	If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline;

•	Our business and operations are concentrated in certain geographic regions, which could be impacted by market declines;

•	Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials;

•	If the manufactured housing industry is not able to secure favorable local zoning ordinances, our revenue could decline and our business could be adversely affected;

•	The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations;

•	Certain provisions of our organizational documents could delay or make more difficult a change in control of our Company;

•	Volatility of stock price;

•	Deterioration in economic conditions and turmoil in financial markets could reduce our earnings and financial condition;

•	The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees;

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

We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of July 2, 2016, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$5,595
Commercial loans receivable	$176
Securitized financings	$819
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of July 2, 2016, CountryPlace had outstanding IRLCs with a notional amount of $5.8 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of July 2, 2016 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $189,000.
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
(b) Changes in Internal Control over Financial Reporting
Other than the integration of Fairmont Homes and Chariot Eagle into our internal control framework, there have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 2, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended July 2, 2016, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	August 10, 2016
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	August 10, 2016
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Form of Stock Option Agreement for Stock Incentive Plan
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended July 2, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements