Form 10-Q
period 2016-10-01
CAVCO INDUSTRIES INC
filed 2016-11-09
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, 8,992,468 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
October 1, 2016

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 1, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,011	$97,766
Restricted cash, current	12,615	10,218
Accounts receivable, net	32,622	29,113
Short-term investments	10,798	10,140
Current portion of consumer loans receivable, net	29,977	21,918
Current portion of commercial loans receivable, net	4,693	3,557
Inventories	92,584	94,813
Prepaid expenses and other current assets	23,737	22,196
Deferred income taxes, current	8,799	8,998
Total current assets	330,836	298,719
Restricted cash	723	1,082
Investments	29,250	28,948
Consumer loans receivable, net	62,699	67,640
Commercial loans receivable, net	16,322	21,985
Property, plant and equipment, net	56,478	55,072
Goodwill and other intangibles, net	80,205	80,389
Total assets	$576,513	$553,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,732	$18,513
Accrued liabilities	104,321	100,314
Current portion of securitized financings and other	6,365	6,262
Total current liabilities	133,418	125,089
Securitized financings and other	51,641	54,909
Deferred income taxes	20,482	20,611

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 8,990,813 and 8,927,989 shares, respectively	90	89
Additional paid-in capital	243,799	241,662
Retained earnings	124,970	110,186
Accumulated other comprehensive income	2,113	1,289
Total stockholders' equity	370,972	353,226
Total liabilities and stockholders' equity	$576,513	$553,835
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenue	$188,348	$191,964	$373,489	$353,632
Cost of sales	149,241	152,409	301,130	282,243
Gross profit	39,107	39,555	72,359	71,389
Selling, general and administrative expenses	25,429	26,571	50,116	49,230
Income from operations	13,678	12,984	22,243	22,159
Interest expense	(1,132)	(965)	(2,293)	(1,980)
Other income, net	552	471	1,578	943
Income before income taxes	13,098	12,490	21,528	21,122
Income tax expense	(3,757)	(4,420)	(6,744)	(7,667)
Net income	$9,341	$8,070	$14,784	$13,455

Comprehensive income:
Net income	$9,341	$8,070	$14,784	$13,455
Unrealized gain (loss) on available-for-sale securities, net of tax	879	(296)	824	(705)
Comprehensive income	$10,220	$7,774	$15,608	$12,750

Net income per share:
Basic	$1.04	$0.91	$1.65	$1.52
Diluted	$1.03	$0.89	$1.63	$1.49
Weighted average shares outstanding:
Basic	8,980,303	8,878,075	8,958,784	8,870,862
Diluted	9,100,833	9,032,652	9,092,653	9,026,224

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	October 1, 2016	September 26, 2015
OPERATING ACTIVITIES
Net income	$14,784	$13,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,852	1,878
Provision for credit losses	259	348
Deferred income taxes	(415)	(577)
Stock-based compensation expense	1,357	1,117
Non-cash interest income, net	(589)	(1,068)
Incremental tax benefits from option exercises	(2,287)	(352)
(Loss) Gain on sale of property, plant and equipment including assets held for sale, net	(34)	50
Gain on sale of loans and investments, net	(3,685)	(3,175)
Changes in operating assets and liabilities:
Restricted cash	(2,050)	482
Accounts receivable	(3,510)	1,850
Consumer loans receivable originated	(53,960)	(53,912)
Principal payments on consumer loans receivable	6,480	5,275
Proceeds from sales of consumer loans	47,405	56,269
Inventories	2,229	1,568
Prepaid expenses and other current assets	(702)	(344)
Commercial loans receivable	4,529	(5,731)
Accounts payable and accrued liabilities	10,716	12,685
Net cash provided by operating activities	22,379	29,818
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,105)	(1,112)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	—	(28,121)
Proceeds from sale of property, plant and equipment including assets held for sale	65	34
Purchases of investments	(4,753)	(7,410)
Proceeds from sale of investments	5,472	5,212
Net cash used in investing activities	(2,321)	(31,397)
FINANCING ACTIVITIES
(Payments) Proceeds from exercise of stock options	(1,506)	741
Incremental tax benefits from exercise of stock options	2,287	352
Proceeds from secured financings and other	541	865
Payments on securitized financings	(4,135)	(4,113)
Net cash used in financing activities	(2,813)	(2,155)
Net increase (decrease) in cash and cash equivalents	17,245	(3,734)
Cash and cash equivalents at beginning of the period	97,766	96,597
Cash and cash equivalents at end of the period	$115,011	$92,863
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$7,750	$5,459
Cash paid during the year for interest	$1,783	$1,926
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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	October 1, 2016	April 2, 2016
Cash related to CountryPlace customer payments to be remitted to third parties	$10,604	$8,419
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,736	1,747
Cash related to workers' compensation insurance held in trust	353	728
Other restricted cash	645	406
	$13,338	$11,300
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.

3. Investments
Investments consist of the following (in thousands):

	October 1, 2016	April 2, 2016
Available-for-sale investment securities	$25,201	$24,247
Non-marketable equity investments	14,847	14,841
	$40,048	$39,088
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	October 1, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$650	$—	$—	$650
Residential mortgage-backed securities	6,431	15	(47)	6,399
State and political subdivision debt securities	7,382	257	(75)	7,564
Corporate debt securities	1,157	6	(3)	1,160
Marketable equity securities	5,168	3,451	(191)	8,428
Certificates of deposit	1,000	—	—	1,000
	$21,788	$3,729	$(316)	$25,201

	April 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,002	$—	$(3)	$999
Residential mortgage-backed securities	5,866	13	(60)	5,819
State and political subdivision debt securities	7,231	239	(49)	7,421
Corporate debt securities	1,166	4	(6)	1,164
Marketable equity securities	5,882	2,374	(412)	7,844
Certificates of deposit	1,000	—	—	1,000
	$22,147	$2,630	$(530)	$24,247

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	October 1, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$2,999	$(15)	$661	$(32)	$3,660	$(47)
State and political subdivision debt securities	1,340	(21)	1,966	(54)	3,306	(75)
Corporate debt securities	246	(3)	—	—	246	(3)
Marketable equity securities	1,030	(113)	209	(78)	1,239	(191)
	$5,615	$(152)	$2,836	$(164)	$8,451	$(316)

	April 2, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$699	$(3)	$699	$(3)
Residential mortgage-backed securities	3,436	(27)	898	(33)	4,334	(60)
State and political subdivision debt securities	1,865	(29)	1,257	(20)	3,122	(49)
Corporate debt securities	763	(6)	—	—	763	(6)
Marketable equity securities	1,780	(324)	152	(88)	1,932	(412)
	$7,844	$(386)	$3,006	$(144)	$10,850	$(530)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at October 1, 2016.
As of October 1, 2016, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($8.4 million of the total fair value and $191,000 of the total unrealized losses).
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

	October 1, 2016
	Amortized Cost	Fair Value
Due in less than one year	$1,364	$1,370
Due after one year through five years	3,907	3,906
Due after five years through ten years	3,895	3,836
Due after ten years	6,454	6,661
	$15,620	$15,773
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and six months ended October 1, 2016 were approximately $208,000 and $661,000, respectively. Gross losses realized were approximately $108,000 and $257,000 for the three and six months ended October 1, 2016, respectively. Gross gains realized on the sales of investment securities for the three and six months ended September 26, 2015 were approximately $51,000 and $231,000, respectively. Gross losses realized were approximately $66,000 and $112,000 for the three and six months ended September 26, 2015.
4. Inventories
Inventories consist of the following (in thousands):

	October 1, 2016	April 2, 2016
Raw materials	$30,919	$28,764
Work in process	12,113	10,755
Finished goods and other	49,552	55,294
	$92,584	$94,813
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

	October 1, 2016	April 2, 2016
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$64,115	$68,951
Loans held for investment (originated after Palm Harbor Acquisition Date)	7,087	6,120
Loans held for sale	15,468	8,765
Construction advances	7,055	6,566
Consumer loans receivable	93,725	90,402
Deferred financing fees and other, net	(1,049)	(844)
Consumer loans receivable, net	$92,676	$89,558

As of the date of the Palm Harbor acquisition, management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over all cash flows expected as of the date of the Palm Harbor transaction as an amount that includes interest that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans includes interest that is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue.

	October 1, 2016	April 2, 2016
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$154,434	$166,793
Purchase discount
Accretable	(62,209)	(69,053)
Non-accretable	(27,773)	(28,536)
Less consumer loans receivable reclassified as other assets	(337)	(253)
Total acquired consumer loans receivable held for investment, net	$64,115	$68,951
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

	October 1, 2016	April 2, 2016
Prepayment rate	13.7%	13.0%
Default rate	1.0%	1.0%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of October 1, 2016, would decrease by approximately $2.1 million and $5.3 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Balance at the beginning of the period	$66,284	$70,261	$69,053	$73,202
Accretion	(2,449)	(2,685)	(4,964)	(5,436)
Reclassifications from non-accretable discount	(1,626)	2,874	(1,880)	2,684
Balance at the end of the period	$62,209	$70,450	$62,209	$70,450

The consumer loans held for investment have the following characteristics:

	October 1, 2016	April 2, 2016
Weighted average contractual interest rate	8.97%	9.05%
Weighted average effective interest rate	9.43%	9.39%
Weighted average months to maturity	167	170
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

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

October 1, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$736	$473	$315	$—	$39	$1,563
620-719	12,468	8,453	3,860	—	156	24,937
720+	13,403	8,514	2,348	—	1,657	25,922
Other	52	—	438	—	—	490
Subtotal	26,659	17,440	6,961	—	1,852	52,912
Conforming mortgages
0-619	—	—	162	29	368	559
620-719	—	—	2,208	4,149	9,983	16,340
720+	—	—	233	2,877	2,975	6,085
Other	—	—	—	—	290	290
Subtotal	—	—	2,603	7,055	13,616	23,274
Non-conforming mortgages
0-619	86	568	1,350	—	—	2,004
620-719	1,326	5,074	3,594	—	—	9,994
720+	1,613	3,081	530	—	—	5,224
Other	—	—	304	—	—	304
Subtotal	3,025	8,723	5,778	—	—	17,526
Other loans
Subtotal	—	—	13	—	—	13
	$29,684	$26,163	$15,355	$7,055	$15,468	$93,725

	April 2, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$776	$543	$336	$—	$—	$1,655
620-719	13,139	9,100	3,683	—	96	26,018
720+	14,751	9,409	2,324	—	215	26,699
Other	55	—	447	—	—	502
Subtotal	28,721	19,052	6,790	—	311	54,874
Conforming mortgages
0-619	—	—	164	95	171	430
620-719	—	—	1,428	3,355	5,847	10,630
720+	—	—	320	3,116	2,436	5,872
Subtotal	—	—	1,912	6,566	8,454	16,932
Non-conforming mortgages
0-619	88	585	1,392	—	—	2,065
620-719	1,365	5,290	3,664	—	—	10,319
720+	1,684	3,382	826	—	—	5,892
Other	—	—	307	—	—	307
Subtotal	3,137	9,257	6,189	—	—	18,583
Other loans
Subtotal	—	—	13	—	—	13
	$31,858	$28,309	$14,904	$6,566	$8,765	$90,402

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-two percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 10% is concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of October 1, 2016.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $543,000 and $707,000 as of October 1, 2016 and April 2, 2016, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $1.2 million and $340,000 as of October 1, 2016 and April 2, 2016, respectively.

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
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	October 1, 2016	April 2, 2016
Direct loans receivable	$20,002	$24,392
Participation loans receivable	1,139	1,278
Allowance for loan loss	(126)	(128)
	$21,015	$25,542
The commercial loans receivable balance has the following characteristics:

	October 1, 2016	April 2, 2016
Weighted average contractual interest rate	6.7%	6.9%
Weighted average months to maturity	7	9
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either October 1, 2016 or April 2, 2016.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $126,000 and $110,000 at October 1, 2016 and September 26, 2015, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Balance at beginning of period	$135	$82	$128	$73
Provision for inventory finance credit losses	(9)	28	(2)	37
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$126	$110	$126	$110
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	October 1, 2016	April 2, 2016	October 1, 2016	April 2, 2016
Inventory finance notes receivable:
Collectively evaluated for impairment	$12,566	$12,761	$—	$—
Individually evaluated for impairment	7,436	11,631	1,139	1,278
	$20,002	$24,392	$1,139	$1,278
Allowance for loan loss:
Collectively evaluated for impairment	$(126)	$(128)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(126)	$(128)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At October 1, 2016, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At October 1, 2016, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	October 1, 2016	April 2, 2016	October 1, 2016	April 2, 2016
Risk profile based on payment activity:
Performing	$20,002	$24,392	$1,139	$1,278
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$20,002	$24,392	$1,139	$1,278

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	October 1, 2016	April 2, 2016
Indiana	18.1%	7.1%
Arizona	15.4%	13.3%
Texas	12.8%	33.2%
Oregon	12.1%	5.4%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of October 1, 2016 or April 2, 2016, respectively.
As of October 1, 2016, the Company did not have concentrations in excess of 10.0% of the principal balance of commercial loans receivable with any one borrower. As of April 2, 2016, the company had concentrations with one independent third-party that equaled 32.0% of the principal balance outstanding, all of which was secured.
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

	October 1, 2016	April 2, 2016
Property, plant and equipment, at cost:
Land	$22,716	$22,719
Buildings and improvements	33,676	32,230
Machinery and equipment	20,645	19,533
	77,037	74,482
Accumulated depreciation	(20,559)	(19,410)
Property, plant and equipment, net	$56,478	$55,072
As of April 2, 2016, the Company had land and buildings and improvements under capital lease of $240,000 and $3.0 million, respectively, which are included in the amounts above. On September 20, 2016, the Company purchased the assets under the capital lease, terminating the lease arrangement.
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the six months ended October 1, 2016 and September 26, 2015, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 7 to 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	October 1, 2016			April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,753	$—	$69,753	$69,753	$—	$69,753
Trademarks and trade names	7,000	—	7,000	7,000	—	7,000
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,853	—	77,853	77,853	—	77,853
Finite lived:
Customer relationships	7,100	(5,436)	1,664	7,100	(5,329)	1,771
Other	1,384	(696)	688	1,384	(619)	765
Total goodwill and other intangible assets	$86,337	$(6,132)	$80,205	$86,337	$(5,948)	$80,389
Amortization expense recognized on intangible assets was $92,000 and $184,000 during the three and six months ended October 1, 2016, respectively. Amortization expense of $116,000 and $305,000 was recognized during the three and six months ended September 26, 2015, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	October 1, 2016	April 2, 2016
Salaries, wages and benefits	$18,326	$20,675
Customer deposits	17,400	14,039
Unearned insurance premiums	16,947	15,528
Estimated warranties	14,046	13,371
Accrued volume rebates	5,916	4,647
Company repurchase option on certain loans sold	4,529	3,497
Accrued insurance	4,473	3,969
Insurance loss reserves	3,553	5,990
Deferred margin	3,430	2,823
Accrued taxes	2,058	1,282
Reserve for repurchase commitments	1,790	1,660
Capital lease obligation	—	2,387
Other	11,853	10,446
	$104,321	$100,314

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

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Balance at beginning of period	$13,718	$11,057	$13,371	$9,953
Purchase accounting additions	—	—	—	1,111
Charged to costs and expenses	6,144	5,970	12,280	10,235
Payments and deductions	(5,816)	(4,222)	(11,605)	(8,494)
Balance at end of period	$14,046	$12,805	$14,046	$12,805
11. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	October 1, 2016	April 2, 2016
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$25,641	$27,481
Securitized financing 2007-1	27,273	28,859
Other secured financings	5,092	4,831
Total securitized financings and other, net	$58,006	$61,171
The Company acquired CountryPlace's securitized financings during the first quarter of fiscal year 2012 as a part of the Palm Harbor acquisition. Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.

The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for securitized consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the date of the Palm Harbor acquisition include interest that cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield). The following table summarizes acquired securitized financings (in thousands):

	October 1, 2016	April 2, 2016
Securitized financings – contractual amount	$62,704	$68,673
Purchase discount
Accretable	(9,790)	(12,333)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$52,914	$56,340
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Balance at the beginning of the period	$11,459	$10,741	$12,333	$12,128
Accretion	(938)	(741)	(1,906)	(1,553)
Adjustment to cash flows	(731)	3,993	(637)	3,418
Balance at the end of the period	$9,790	$13,993	$9,790	$13,993
On July 12, 2005, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of October 1, 2016, the Class A-1 and Class A-2 bonds have been retired.
On March 22, 2007, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of October 1, 2016, the Class A-1 and Class A-2 bonds have been retired.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of October 1, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	October 1, 2016		September 26, 2015
	Written	Earned	Written	Earned
Direct premiums	$3,749	$3,992	$3,549	$3,664
Assumed premiums—nonaffiliate	6,152	5,941	5,476	5,295
Ceded premiums—nonaffiliate	(3,077)	(3,077)	(2,722)	(2,722)
Net premiums	$6,824	$6,856	$6,303	$6,237

	Six Months Ended
	October 1, 2016		September 26, 2015
	Written	Earned	Written	Earned
Direct premiums	$8,135	$7,918	$7,660	$7,257
Assumed premiums—nonaffiliate	13,099	11,573	11,265	10,378
Ceded premiums—nonaffiliate	(6,297)	(6,297)	(5,436)	(5,436)
Net premiums	$14,937	$13,194	$13,489	$12,199
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
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $50.5 million at October 1, 2016, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.8 million and $1.7 million at October 1, 2016 and April 2, 2016, respectively, related to the commitments pertaining to these agreements.
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	October 1, 2016	April 2, 2016
Construction loan contract amount	$19,371	$15,109
Cumulative advances	(7,055)	(6,566)
Remaining construction contingent commitment	$12,316	$8,543
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $899,000 and $785,000 as of October 1, 2016 and April 2, 2016, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.
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
As of October 1, 2016, CountryPlace had outstanding IRLCs with a notional amount of $6.0 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and six months ended October 1, 2016, CountryPlace recognized losses of $18,000 and gains of $10,000 on the outstanding IRLCs, respectively. During the three and six months ended September 26, 2015, CountryPlace recognized gains of $13,000 and losses of $5,000 on the outstanding IRLCs, respectively.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities ("MBS") and whole loan sale commitments. As of October 1, 2016, CountryPlace had $28.4 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and six months ended October 1, 2016, CountryPlace recognized gains of $33,000 and losses of $11,000, respectively, on forward sales and whole loan sale commitments. CountryPlace recognized losses of $81,000 and $15,000 on forward sales and whole loan sale commitments during the three and six months ended September 26, 2015, respectively.
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
15. Stockholders' Equity
The following table represents changes in stockholders' equity for the six months ended October 1, 2016 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, April 2, 2016	8,927,989	$89	$241,662	$110,186	$1,289	$353,226
Stock option exercises, including incremental tax benefits	62,824	1	780	—	—	781
Share-based compensation	—	—	1,357	—	—	1,357
Net income	—	—	—	14,784	—	14,784
Unrealized loss on Available-for-sale securities	—	—	—	—	824	824
Balance, October 1, 2016	8,990,813	$90	$243,799	$124,970	$2,113	$370,972

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized gains before tax effect on available-for-sale securities were $1.3 million for the six months ended October 1, 2016.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of October 1, 2016, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 374,732 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and six months ended October 1, 2016 was $987,000 and $1.4 million, respectively. The Company recorded stock-based compensation expense of $786,000 and $1.1 million for the three and six months ended September 26, 2015, respectively.
As of October 1, 2016, total unrecognized compensation cost related to stock options was approximately $3.4 million and the related weighted-average period over which it is expected to be recognized is approximately 3.42 years.
The following table summarizes the option activity within the Company's stock-based compensation plans for the six months ended October 1, 2016:

Number of Shares
Outstanding at April 2, 2016	491,980
Granted	73,350
Exercised	(116,275)
Canceled or expired	(8,500)
Outstanding at October 1, 2016	440,555
Exercisable at October 1, 2016	247,025

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

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$9,341	$8,070	$14,784	$13,455
Weighted average shares outstanding:
Basic	8,980,303	8,878,075	8,958,784	8,870,862
Common stock equivalents—treasury stock method	120,530	154,577	133,869	155,362
Diluted	9,100,833	9,032,652	9,092,653	9,026,224
Net income per share:
Basic	$1.04	$0.91	$1.65	$1.52
Diluted	$1.03	$0.89	$1.63	$1.49
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and six months ended October 1, 2016 were 4,155 and 7,941, respectively. There were 18,962 and 23,052 anti-dilutive common stock equivalents excluded for the three and six months ended September 26, 2015, respectively.
18. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	October 1, 2016		April 2, 2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$25,201	$25,201	$24,247	$24,247
Non-marketable equity investments (2)	14,847	14,847	14,841	14,841
Consumer loans receivable (3)	92,676	123,947	89,558	126,077
Interest rate lock commitment derivatives (4)	18	18	8	8
Forward loan sale commitment derivatives (4)	(42)	(42)	(31)	(31)
Commercial loans receivable (5)	21,015	21,123	25,542	25,688
Securitized financings (6)	(58,006)	(56,583)	(61,171)	(60,220)
Mortgage servicing rights (7)	899	899	803	803

(1)	The fair value is based on quoted market prices.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	October 1, 2016
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$650	$—	$650	$—
Mortgage-backed securities (1)	6,399	—	6,399	—
Securities issued by states and political subdivisions (1)	7,564	—	7,564	—
Corporate debt securities (1)	1,160	—	1,160	—
Marketable equity securities (1)	8,428	8,428	—	—
Interest rate lock commitment derivatives (2)	18	—	—	18
Forward loan sale commitment derivatives (2)	(42)	—	—	(42)
Mortgage servicing rights (3)	899	—	—	899

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended October 1, 2016. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	October 1, 2016
	Total	Level 1	Level 2	Level 3
Loans held for investment	$100,500	$—	$—	$100,500
Loans held for sale	16,392	—	16,392	—
Loans held—construction advances	7,055	—	—	7,055
Commercial loans receivable	21,123	—	—	21,123
Securitized financings	(56,583)	—	(56,583)	—
Non-marketable equity investments	14,847	—	—	14,847
Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of October 1, 2016.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the six months ended October 1, 2016.

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

	October 1, 2016	April 2, 2016
Number of loans serviced with MSRs	3,871	3,728
Weighted average servicing fee (basis points)	30.77	30.43
Capitalized servicing multiple	65.32%	61.65%
Capitalized servicing rate (basis points)	20.10	18.76
Serviced portfolio with MSRs (in thousands)	$447,446	$428,324
Mortgage servicing rights (in thousands)	$899	$803

19. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenue:
Factory-built housing	$175,481	$177,455	$347,967	$325,001
Financial services	12,867	14,509	25,522	28,631
	$188,348	$191,964	$373,489	$353,632

Income before income taxes:
Factory-built housing	$10,329	$8,967	$21,067	$16,971
Financial services	2,769	3,523	461	4,151
	$13,098	$12,490	$21,528	$21,122

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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes and Chariot Eagle. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage backed securities issuer which offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes.
Company Growth
From its inception in 1965, Cavco traditionally served affordable housing markets in the southwestern United States principally through manufactured home production. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held Company traded on the NASDAQ Global Select Market under the ticker symbol CVCO.
In 2009, the Company acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc. ("Fleetwood"). The assets purchased included seven operating production facilities as well as idle factories. During fiscal year 2011, the Company acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets purchased included five operating production facilities as well as idle factories, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company. These acquisitions expanded the Company’s presence across the United States.
On March 30, 2015, the Company purchased the business and operating assets of Chariot Eagle, a Florida-based manufacturer of park model RVs and manufactured homes. This transaction has grown the Company's offering of park model RV product lines and further strengthened our market position in the Southeastern United States.
On May 1, 2015, Cavco acquired certain assets and liabilities of Fairmont Homes. Fairmont Homes is a builder of manufactured and modular homes and park model RVs, with manufacturing plants in Indiana and Minnesota. This transaction provides additional home production capabilities and increased distribution into new markets in the Midwest, the western Great Plains states and several provinces in Canada.
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
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), HUD code manufactured home shipments for the first nine months of calendar year 2016 totaled nearly 59,900 units. During calendar year 2015 our industry shipped approximately 71,000 HUD code manufactured homes, an increase of 10.9% over the approximately 64,000 homes shipped in 2014. Shipments were 60,000 in 2013, 55,000 in 2012 and 52,000 in calendar year 2011, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2006 to 2015 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 10- and 20-year periods, annual home shipments averaged 70,000 and 158,000, respectively. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry and the Company are operating at relatively low production and shipment levels.
Although ongoing economic challenges continue to hinder annual industry and Company home sales, we believe that employment rates and underemployment among potential home buyers who favor affordable housing as well as low consumer confidence levels are improving from low levels reported in recent years. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by a period of persistently low employment rates and underemployment. Following such challenges, the process of repairing damaged credit among such consumers and efforts to save for a home loan down-payment often require substantial time. Improving consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living that have been concerned about financial stability, and appear to be less hesitant to commit to a new home purchase. We believe sales of our products may continue to increase as employment and consumer confidence levels continue to recover.
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
Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not substantially impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. However, the insurance subsidiary is subject to the effects of inclement weather, including seasonal spring storms in Texas, where most of its policies are underwritten.

Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular and onerous appraisal requirements, higher interest rates compared to site-built homes, regulatory burdens, a reduced number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant restraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models that may better attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We are also working through industry trade associations to encourage favorable legislative and Government-Sponsored Enterprises ("GSE") action to address the mortgage financing needs of potential buyers of affordable homes. Only limited progress has been made in this area and meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.
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
The backlog of sales orders at October 1, 2016 varied among our 19 factories and in total was approximately $63.2 million, or approximately five weeks of current production levels, compared to $68.4 million at September 26, 2015. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 6 to the Consolidated Financial Statements). The Company's involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our participation in wholesale financing is helpful to retailers, communities and developers and allows our homes additional opportunities for exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners.
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

Results of Operations
Three and six months ended October 1, 2016 compared to September 26, 2015
Net Revenue. The following tables summarize net revenue for the three and six months ended October 1, 2016 and September 26, 2015.

	Three months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$175,481	$177,455	$(1,974)	(1.1)%
Financial services	12,867	14,509	(1,642)	(11.3)%
	$188,348	$191,964	$(3,616)	(1.9)%

Total homes sold	3,242	3,264	(22)	(0.7)%

Net factory-built housing revenue per home sold	$54,127	$54,367	$(240)	(0.4)%

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$347,967	$325,001	$22,966	7.1%
Financial services	25,522	28,631	(3,109)	(10.9)%
	$373,489	$353,632	$19,857	5.6%

Total homes sold	6,637	6,166	471	7.6%

Net factory-built housing revenue per home sold	$52,428	$52,709	$(281)	(0.5)%
The decrease in net revenue from the factory-built housing segment for the three months ended October 1, 2016 compared to the same period last year was primarily from slightly lower home sales during the quarter while the increase for the six months ended October 1, 2016 was from higher home sales volume versus the comparable period. The current six month period contains one additional month of Fairmont Homes operations versus the same period of the prior year, as Fairmont Homes was purchased by the Company on May 1, 2015.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in and labor used to produce each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.

Financial services segment revenue decreased primarily from changes made to the recognition of certain ceded insurance commissions that took effect this fiscal year, reduced home loan sales volume and lower interest income earned on securitized loan portfolios that continue to amortize.
Gross Profit. The following tables summarize gross profit for the three and six months ended October 1, 2016 and September 26, 2015.

	Three months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$31,453	$31,490	$(37)	(0.1)%
Financial services	7,654	8,065	(411)	(5.1)%
	$39,107	$39,555	$(448)	(1.1)%

Gross profit as % of Net revenue:	20.8%	20.6%	N/A	0.2%

	Six months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$62,112	$57,854	$4,258	7.4%
Financial services	10,247	13,535	(3,288)	(24.3)%
	$72,359	$71,389	$970	1.4%

Gross profit as % of Net revenue:	19.4%	20.2%	N/A	(0.8)%
Factory-built housing gross profit for the three months ended October 1, 2016 was down slightly with home sales volume while increasing for the six months ended October 1, 2016, consistent with higher home sales volume.
Financial services gross profit for the three months ended October 1, 2016 decreased as a result of reduced home loan sales volume and lower interest income earned on securitized loan portfolios that continue to amortize. For the six months ended October 1, 2016 versus the six months ended September 26, 2015, financial services gross profit declined mainly from higher insurance claim losses, partially offset by gross profit earned on higher loan servicing volume. While claims activity typically spikes in April and May each year, a prime season for storm activity in the area, the severity of the hail, wind and flood damage to insured homes was considerably greater in the first quarter of fiscal 2017 than during the same period last year. Losses from these events were somewhat mitigated by reinsurance contracts.

Selling, General and Administrative Expenses. The following tables summarize selling, general and administrative expenses for the three and six months ended October 1, 2016 and September 26, 2015.

	Three months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$21,597	$22,929	$(1,332)	(5.8)%
Financial services	3,832	3,642	190	5.2%
	$25,429	$26,571	$(1,142)	(4.3)%

Selling, general and administrative expenses as % of Net revenue:	13.5%	13.8%	N/A	(0.3)%

	Six months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$42,472	$41,729	$743	1.8%
Financial services	7,644	7,501	143	1.9%
	$50,116	$49,230	$886	1.8%

Selling, general and administrative expenses as % of Net revenue:	13.4%	13.9%	N/A	(0.5)%
Selling, general and administrative expenses related to factory-built housing decreased for the three months ended October 1, 2016 primarily from lower salary and incentive compensation expense partially from lower home sales volume. These expenses increased during the six months ended October 1, 2016 primarily from increased incentive compensation and marketing expenses from improved home sales overall. The six months ended September 26, 2015 amount included a $1.1 million reduction in incentive compensation expense from the Company's CEO repayment of performance bonuses that were determined to be in excess of plan limits.
Selling, general and administrative expenses for financial services remained relatively flat from operating consistency.
As a percentage of net revenue, selling, general and administrative expenses decreased modestly from increased operating leverage.

Interest Expense. The following tables summarize interest expense for the three and six months ended October 1, 2016 and September 26, 2015.

	Three months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,132	$965	$167	17.3%

	Six months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$2,293	$1,980	$313	15.8%
Interest expense consists primarily of debt service on the CountyPlace securitized financings of manufactured home loans and interest related to the capital lease treatment for a lease of manufacturing facilities and land entered into as part of the Fairmont acquisition during the first quarter of fiscal year 2016. The increase for the three and six months ended October 1, 2016 is related to capital lease related interest and changes to the purchase discount market-based valuation adjustment on securitized financings, partially offset by the continued principal reductions of those financings.
Other Income, net. The following tables summarize other income, net for the three and six months ended October 1, 2016 and September 26, 2015.

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Other income, net	$552	$471	$81	17.2%

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Other income, net	$1,578	$943	$635	67.3%
Other income, net, is attributable to interest income earned on commercial loans receivable in the factory-built housing segment and also represents gains and losses on corporate investments and property, plant and equipment, including assets held for sale or sold. Other income, net increased for the three and six months ended October 1, 2016 compared to the same prior year periods mainly from realized gains on corporate investments.

Income Before Income Taxes. The following tables summarize income before income taxes for the three and six months ended October 1, 2016 and September 26, 2015.

	Three months ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$10,329	$8,967	$1,362	15.2%
Financial services	2,769	3,523	(754)	(21.4)%
	$13,098	$12,490	$608	4.9%

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$21,067	$16,971	$4,096	24.1%
Financial services	461	4,151	(3,690)	(88.9)%
	$21,528	$21,122	$406	1.9%
Income taxes. The following tables summarize Income taxes for the three and six months ended October 1, 2016 and September 26, 2015.

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income taxes	$3,757	$4,420	$(663)	(15.0)%

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income taxes	$6,744	$7,667	$(923)	(12.0)%
The effective income tax rate for the second fiscal quarter was 28.7%, which benefited from certain manufacturing specific deductions and tax credits, including $755,000 of research and development tax credits that became realizable by the Company during the quarter. For the prior year second fiscal quarter, the effective tax rate was 35.4%. For the six months ended October 1, 2016 and September 26, 2015, the effective tax rate was 31.3% and 36.3%, respectively.

Liquidity and Capital Resources
We believe that cash and cash equivalents at October 1, 2016, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Recent acquisitions of Fairmont Homes and Chariot Eagle did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities provided $22.4 million of cash during the six months ended October 1, 2016, compared to providing cash of $29.8 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges, higher accounts payable and accrued liabilities, including customer deposits and volume rebate accruals, as well as payments received from commercial loans receivables. Cash provided by operating activities during the prior period was primarily the result of cash generated by operating income before non-cash charges, higher accounts payable and accrued liabilities, including factory rebates, partially offset by increases in commercial loans receivable from further expansion of our distribution-based lending programs.
Consumer loan originations were $54.0 million for the six months ended October 1, 2016, relatively flat with the comparable period. Proceeds from the sale of consumer loans provided $47.4 million in cash, compared to $56.3 million in the previous year, a net decrease of $8.9 million, which relates to the timing of loan origination and related loan sales.
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
Investing activities used $2.3 million of cash during the six months ended October 1, 2016, compared to $31.4 million during the same period last year. In the current year, cash was used for the purchases of property, plant and equipment as well as investments by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales. In the prior period, cash of $28.1 million was used for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as for purchases of investments by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales.
Financing activities used $2.8 million in cash during the six months ended October 1, 2016 primarily from payment on securitized financings, offset by loan sales accounted for as other secured financings and stock option exercises. Financing activities used $2.2 million in cash during the six months ended September 26, 2015, largely from cash used to repay securitized financings, offset by loan sales accounted for as other secured financings and stock option exercises.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of October 1, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of October 1, 2016, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$5,260
Commercial loans receivable	$134
Securitized financings	$798

In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of October 1, 2016, CountryPlace had outstanding IRLCs with a notional amount of $6.0 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of October 1, 2016 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $209,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 1, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended October 1, 2016, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	November 9, 2016
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	November 9, 2016
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended October 1, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements