Form 10-Q
period 2016-12-31
CAVCO INDUSTRIES INC
filed 2017-02-07
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2017, 8,993,268 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 31, 2016

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,745	$97,766
Restricted cash, current	9,062	10,218
Accounts receivable, net	35,736	29,113
Short-term investments	12,169	10,140
Current portion of consumer loans receivable, net	31,138	21,918
Current portion of commercial loans receivable, net	6,495	3,557
Inventories	86,644	94,813
Prepaid expenses and other current assets	24,163	22,196
Deferred income taxes, current	9,415	8,998
Total current assets	334,567	298,719
Restricted cash	723	1,082
Investments	28,855	28,948
Consumer loans receivable, net	64,016	67,640
Commercial loans receivable, net	16,911	21,985
Property, plant and equipment, net	56,889	55,072
Goodwill and other intangibles, net	80,113	80,389
Total assets	$582,074	$553,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,576	$18,513
Accrued liabilities	103,096	100,314
Current portion of securitized financings and other	6,094	6,262
Total current liabilities	125,766	125,089
Securitized financings and other	51,659	54,909
Deferred income taxes	20,670	20,611

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 8,992,968 and 8,927,989 shares, respectively	90	89
Additional paid-in capital	244,270	241,662
Retained earnings	137,253	110,186
Accumulated other comprehensive income	2,366	1,289
Total stockholders' equity	383,979	353,226
Total liabilities and stockholders' equity	$582,074	$553,835
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net revenue	$202,310	$181,427	$575,799	$535,059
Cost of sales	158,766	145,037	459,896	427,280
Gross profit	43,544	36,390	115,903	107,779
Selling, general and administrative expenses	26,003	23,728	76,119	72,958
Income from operations	17,541	12,662	39,784	34,821
Interest expense	(1,091)	(1,244)	(3,384)	(3,224)
Other income, net	829	587	2,407	1,530
Income before income taxes	17,279	12,005	38,807	33,127
Income tax expense	(4,996)	(3,907)	(11,740)	(11,574)
Net income	$12,283	$8,098	$27,067	$21,553

Comprehensive income:
Net income	$12,283	$8,098	$27,067	$21,553
Unrealized gain (loss) on available-for-sale securities, net of tax	253	(37)	1,077	(742)
Comprehensive income	$12,536	$8,061	$28,144	$20,811

Net income per share:
Basic	$1.37	$0.91	$3.02	$2.43
Diluted	$1.35	$0.89	$2.98	$2.38
Weighted average shares outstanding:
Basic	8,992,456	8,903,742	8,970,008	8,881,822
Diluted	9,102,562	9,064,900	9,096,442	9,040,146

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31, 2016	December 26, 2015
OPERATING ACTIVITIES
Net income	$27,067	$21,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,762	2,917
Provision for credit losses	441	435
Deferred income taxes	(1,001)	(887)
Stock-based compensation expense	1,743	1,512
Non-cash interest income, net	(926)	(1,404)
Incremental tax benefits from option exercises	(2,349)	(751)
Gain on sale of property, plant and equipment, net	(256)	(17)
Gain on sale of loans and investments, net	(5,832)	(4,726)
Changes in operating assets and liabilities:
Restricted cash	905	1,322
Accounts receivable	(6,627)	2,477
Consumer loans receivable originated	(86,838)	(77,012)
Principal payments on consumer loans receivable	8,786	7,698
Proceeds from sales of consumer loans	77,260	79,304
Inventories	8,169	(1,072)
Prepaid expenses and other current assets	29	(1,698)
Commercial loans receivable	2,134	(5,707)
Accounts payable and accrued liabilities	3,332	11,128
Net cash provided by operating activities	28,799	35,072
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,343)	(2,447)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	—	(28,121)
Proceeds from sale of property, plant and equipment	296	54
Purchases of investments	(7,625)	(9,956)
Proceeds from sale of investments	8,011	7,737
Net cash used in investing activities	(3,661)	(32,733)
FINANCING ACTIVITIES
(Payments) Proceeds from exercise of stock options	(1,483)	951
Incremental tax benefits from exercise of stock options	2,349	751
Proceeds from secured financings and other	2,269	1,093
Payments on securitized financings	(6,294)	(5,567)
Net cash used in financing activities	(3,159)	(2,772)
Net increase (decrease) in cash and cash equivalents	21,979	(433)
Cash and cash equivalents at beginning of the period	97,766	96,597
Cash and cash equivalents at end of the period	$119,745	$96,164
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$11,595	$10,553
Cash paid during the year for interest	$2,605	$2,845
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable modular homes, manufactured homes and park model RVs in 19 factories located throughout the United States, which are sold to a network of independent retailers, through the Company's 43 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage backed securities issuer which offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Standard Casualty provides property and casualty insurance to owners of manufactured homes.

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

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 will be effective beginning with the first quarter of the Company's fiscal year 2018, with early adoption permitted. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Comprehensive Income in the reporting periods in which exercise or settlement occurs. As a result, subsequent to adoption the Company's income tax expense and effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise or settlement dates of equity awards.

In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance—Disclosures about Short-Duration Contracts ("ASU 2015-09"), which would require additional disclosures in annual and interim reporting periods by insurance entities related to liabilities for claims and claim adjustment expenses, and changes in assumptions or methodologies for calculating such liabilities. The Company does not believe that these disclosures will be material to the consolidated financial statements.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective beginning with the first quarter of the Company's fiscal year 2019. The adoption of ASU 2016-18 is not expected to have a material impact on the consolidated financial statements and will only change the presentation of the Consolidated Statement of Cash Flows.
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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	December 31, 2016	April 2, 2016
Cash related to CountryPlace customer payments to be remitted to third parties	$7,781	$8,419
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,138	1,747
Cash related to workers' compensation insurance held in trust	353	728
Other restricted cash	513	406
	$9,785	$11,300
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.

3. Investments
Investments consist of the following (in thousands):

	December 31, 2016	April 2, 2016
Available-for-sale investment securities	$25,236	$24,247
Non-marketable equity investments	15,788	14,841
	$41,024	$39,088
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$650	$—	$(1)	$649
Residential mortgage-backed securities	5,859	5	(90)	5,774
State and political subdivision debt securities	7,209	139	(120)	7,228
Corporate debt securities	1,703	3	(29)	1,677
Marketable equity securities	4,995	4,046	(133)	8,908
Certificates of deposit	1,000	—	—	1,000
	$21,416	$4,193	$(373)	$25,236

	April 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,002	$—	$(3)	$999
Residential mortgage-backed securities	5,866	13	(60)	5,819
State and political subdivision debt securities	7,231	239	(49)	7,421
Corporate debt securities	1,166	4	(6)	1,164
Marketable equity securities	5,882	2,374	(412)	7,844
Certificates of deposit	1,000	—	—	1,000
	$22,147	$2,630	$(530)	$24,247

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$349	$(1)	$—	$—	$349	$(1)
Residential mortgage-backed securities	3,660	(47)	1,570	(43)	5,230	(90)
State and political subdivision debt securities	2,657	(41)	2,092	(79)	4,749	(120)
Corporate debt securities	1,422	(29)	—	—	1,422	(29)
Marketable equity securities	792	(65)	304	(68)	1,096	(133)
	$8,880	$(183)	$3,966	$(190)	$12,846	$(373)

	April 2, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$699	$(3)	$699	$(3)
Residential mortgage-backed securities	3,436	(27)	898	(33)	4,334	(60)
State and political subdivision debt securities	1,865	(29)	1,257	(20)	3,122	(49)
Corporate debt securities	763	(6)	—	—	763	(6)
Marketable equity securities	1,780	(324)	152	(88)	1,932	(412)
	$7,844	$(386)	$3,006	$(144)	$10,850	$(530)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 31, 2016.
As of December 31, 2016, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies ($8.9 million of the total fair value and $133,000 of the total unrealized losses).
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

	December 31, 2016
	Amortized Cost	Fair Value
Due in less than one year	$2,276	$2,261
Due after one year through five years	3,772	3,729
Due after five years through ten years	3,244	3,137
Due after ten years	6,129	6,201
	$15,421	$15,328
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and nine months ended December 31, 2016 were approximately $386,000 and $1.0 million, respectively. Gross losses realized were approximately $46,000 and $303,000 for the three and nine months ended December 31, 2016, respectively. Gross gains realized on the sales of investment securities for the three and nine months ended December 26, 2015 were approximately $74,000 and $305,000, respectively. Gross losses realized were approximately $51,000 and $163,000 for the three and nine months ended December 26, 2015.
4. Inventories
Inventories consist of the following (in thousands):

	December 31, 2016	April 2, 2016
Raw materials	$31,841	$28,764
Work in process	10,324	10,755
Finished goods and other	44,479	55,294
	$86,644	$94,813
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

	December 31, 2016	April 2, 2016
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$62,705	$68,951
Loans held for investment (originated after Palm Harbor Acquisition Date)	8,826	6,120
Loans held for sale	17,459	8,765
Construction advances	7,512	6,566
Consumer loans receivable	96,502	90,402
Deferred financing fees and other, net	(1,348)	(844)
Consumer loans receivable, net	$95,154	$89,558

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

	December 31, 2016	April 2, 2016
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$148,999	$166,793
Purchase discount
Accretable	(58,938)	(69,053)
Non-accretable	(27,166)	(28,536)
Less consumer loans receivable reclassified as other assets	(190)	(253)
Total acquired consumer loans receivable held for investment, net	$62,705	$68,951
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

	December 31, 2016	April 2, 2016
Prepayment rate	13.7%	13.0%
Default rate	1.1%	1.0%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of December 31, 2016, would decrease by approximately $1.2 million and $5.0 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Balance at the beginning of the period	$62,209	$70,450	$69,053	$73,202
Accretion	(2,399)	(2,692)	(7,363)	(8,128)
Reclassifications (to) from non-accretable discount	(872)	(134)	(2,752)	2,550
Balance at the end of the period	$58,938	$67,624	$58,938	$67,624

The consumer loans held for investment have the following characteristics:

	December 31, 2016	April 2, 2016
Weighted average contractual interest rate	8.92%	9.05%
Weighted average effective interest rate	9.37%	9.39%
Weighted average months to maturity	165	170
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

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

December 31, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$725	$467	$309	$—	$39	$1,540
620-719	12,070	8,307	4,513	—	633	25,523
720+	13,179	8,257	3,660	—	1,968	27,064
Other	52	—	437	—	—	489
Subtotal	26,026	17,031	8,919	—	2,640	54,616
Conforming mortgages
0-619	—	—	162	—	299	461
620-719	—	—	1,966	5,050	9,801	16,817
720+	—	—	248	2,462	4,719	7,429
Subtotal	—	—	2,376	7,512	14,819	24,707
Non-conforming mortgages
0-619	86	487	1,345	—	—	1,918
620-719	1,321	4,996	3,451	—	—	9,768
720+	1,612	3,077	489	—	—	5,178
Other	—	—	303	—	—	303
Subtotal	3,019	8,560	5,588	—	—	17,167
Other loans
Subtotal	—	—	12	—	—	12
	$29,045	$25,591	$16,895	$7,512	$17,459	$96,502

	April 2, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$776	$543	$336	$—	$—	$1,655
620-719	13,139	9,100	3,683	—	96	26,018
720+	14,751	9,409	2,324	—	215	26,699
Other	55	—	447	—	—	502
Subtotal	28,721	19,052	6,790	—	311	54,874
Conforming mortgages
0-619	—	—	164	95	171	430
620-719	—	—	1,428	3,355	5,847	10,630
720+	—	—	320	3,116	2,436	5,872
Subtotal	—	—	1,912	6,566	8,454	16,932
Non-conforming mortgages
0-619	88	585	1,392	—	—	2,065
620-719	1,365	5,290	3,664	—	—	10,319
720+	1,684	3,382	826	—	—	5,892
Other	—	—	307	—	—	307
Subtotal	3,137	9,257	6,189	—	—	18,583
Other loans
Subtotal	—	—	13	—	—	13
	$31,858	$28,309	$14,904	$6,566	$8,765	$90,402

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-one percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 11% is concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 31, 2016.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $775,000 and $707,000 as of December 31, 2016 and April 2, 2016, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $1.1 million and $340,000 as of December 31, 2016 and April 2, 2016, respectively.

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
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	December 31, 2016	April 2, 2016
Direct loans receivable	$22,433	$24,392
Participation loans receivable	1,103	1,278
Allowance for loan loss	(130)	(128)
	$23,406	$25,542
The commercial loans receivable balance has the following characteristics:

	December 31, 2016	April 2, 2016
Weighted average contractual interest rate	5.9%	6.9%
Weighted average months to maturity	7	9
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either December 31, 2016 or April 2, 2016.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $130,000 and $116,000 at December 31, 2016 and December 26, 2015, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Balance at beginning of period	$126	$110	$128	$73
Provision for inventory finance credit losses	4	6	2	43
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$130	$116	$130	$116
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 31, 2016	April 2, 2016	December 31, 2016	April 2, 2016
Inventory finance notes receivable:
Collectively evaluated for impairment	$13,016	$12,761	$—	$—
Individually evaluated for impairment	9,417	11,631	1,103	1,278
	$22,433	$24,392	$1,103	$1,278
Allowance for loan loss:
Collectively evaluated for impairment	$(130)	$(128)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(130)	$(128)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At December 31, 2016, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At December 31, 2016, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 31, 2016	April 2, 2016	December 31, 2016	April 2, 2016
Risk profile based on payment activity:
Performing	$22,433	$24,392	$1,103	$1,278
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$22,433	$24,392	$1,103	$1,278

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	December 31, 2016	April 2, 2016
Arizona	19.7%	13.3%
Oregon	15.6%	5.4%
Indiana	12.8%	7.1%
Texas	11.0%	33.2%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of December 31, 2016 or April 2, 2016, respectively.
As of December 31, 2016, the Company had concentrations with one independent third-party that equaled 17.5% of the principal balance outstanding, all of which was secured. As of April 2, 2016, the Company had concentrations with one independent third-party that equaled 32% of the principal balance outstanding, all of which was secured.
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

	December 31, 2016	April 2, 2016
Property, plant and equipment, at cost:
Land	$22,716	$22,719
Buildings and improvements	33,818	32,230
Machinery and equipment	21,638	19,533
	78,172	74,482
Accumulated depreciation	(21,283)	(19,410)
Property, plant and equipment, net	$56,889	$55,072
As of April 2, 2016, the Company had land and buildings and improvements under capital lease of $240,000 and $3.0 million, respectively, which are included in the amounts above. On September 20, 2016, the Company purchased the assets under the capital lease, terminating the lease arrangement.
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the nine months ended December 31, 2016 and December 26, 2015, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 7 to 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	December 31, 2016			April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,753	$—	$69,753	$69,753	$—	$69,753
Trademarks and trade names	7,000	—	7,000	7,000	—	7,000
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,853	—	77,853	77,853	—	77,853
Finite lived:
Customer relationships	7,100	(5,489)	1,611	7,100	(5,329)	1,771
Other	1,384	(735)	649	1,384	(619)	765
Total goodwill and other intangible assets	$86,337	$(6,224)	$80,113	$86,337	$(5,948)	$80,389
Amortization expense recognized on intangible assets was $92,000 and $276,000 during the three and nine months ended December 31, 2016, respectively. Amortization expense of $112,000 and $417,000 was recognized during the three and nine months ended December 26, 2015, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2016	April 2, 2016
Salaries, wages and benefits	$19,316	$20,675
Unearned insurance premiums	16,283	15,528
Estimated warranties	15,401	13,371
Customer deposits	13,904	14,039
Accrued volume rebates	6,619	4,647
Company repurchase option on certain loans sold	5,571	3,497
Accrued insurance	4,017	3,969
Deferred margin	3,706	2,823
Insurance loss reserves	3,022	5,990
Reserve for repurchase commitments	1,644	1,660
Accrued taxes	1,227	1,282
Capital lease obligation	—	2,387
Other	12,386	10,446
	$103,096	$100,314

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

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Balance at beginning of period	$14,046	$12,805	$13,371	$9,953
Purchase accounting additions	—	—	—	1,111
Charged to costs and expenses	6,030	4,830	18,310	15,065
Payments and deductions	(4,675)	(4,232)	(16,280)	(12,726)
Balance at end of period	$15,401	$13,403	$15,401	$13,403
11. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	December 31, 2016	April 2, 2016
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$24,524	$27,481
Securitized financing 2007-1	26,544	28,859
Other secured financings	6,685	4,831
Total securitized financings and other, net	$57,753	$61,171
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

	December 31, 2016	April 2, 2016
Securitized financings – contractual amount	$59,824	$68,673
Purchase discount
Accretable	(8,756)	(12,333)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$51,068	$56,340
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Balance at the beginning of the period	$9,790	$13,993	$12,333	$12,128
Accretion	(923)	(1,022)	(2,829)	(2,575)
Adjustment to cash flows	(111)	(4)	(748)	3,414
Balance at the end of the period	$8,756	$12,967	$8,756	$12,967
On July 12, 2005, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of December 31, 2016, the Class A-1 and Class A-2 bonds have been retired.
On March 22, 2007, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of December 31, 2016, the Class A-1 and Class A-2 bonds have been retired.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 31, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	December 31, 2016		December 26, 2015
	Written	Earned	Written	Earned
Direct premiums	$3,735	$4,008	$3,559	$3,714
Assumed premiums—nonaffiliate	5,504	6,146	4,855	5,391
Ceded premiums—nonaffiliate	(3,063)	(3,063)	(2,699)	(2,699)
Net premiums	$6,176	$7,091	$5,715	$6,406

	Nine Months Ended
	December 31, 2016		December 26, 2015
	Written	Earned	Written	Earned
Direct premiums	$11,870	$11,926	$11,219	$10,971
Assumed premiums—nonaffiliate	18,603	17,719	16,120	15,769
Ceded premiums—nonaffiliate	(9,360)	(9,360)	(8,135)	(8,135)
Net premiums	$21,113	$20,285	$19,204	$18,605
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard cedes $200,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $100,000 per claim on typical policies. After this limit, amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.0 million per occurrence up to a maximum of $44.0 million in the aggregate. As of January 1, 2017, amounts recoverable through reinsurance for catastrophic losses are in excess of $1.5 million per occurrence up to a maximum of $43.5 million in the aggregate.
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
14. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $46.6 million at December 31, 2016, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.6 million and $1.7 million at December 31, 2016 and April 2, 2016, respectively, related to the commitments pertaining to these agreements.
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 31, 2016	April 2, 2016
Construction loan contract amount	$19,302	$15,109
Cumulative advances	(7,512)	(6,566)
Remaining construction contingent commitment	$11,790	$8,543
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers representations and warranties related to the loans sold. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $821,000 and $785,000 as of December 31, 2016 and April 2, 2016, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.
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
As of December 31, 2016, CountryPlace had outstanding IRLCs with a notional amount of $12.4 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and nine months ended December 31, 2016, CountryPlace recognized losses of $17,000 and $7,000, on the outstanding IRLCs, respectively. During the three and nine months ended December 26, 2015, CountryPlace recognized losses of $1,000 and $6,000, respectively, on the outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage backed securities ("MBS") and whole loan sale commitments. As of December 31, 2016, CountryPlace had $34.3 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and nine months ended December 31, 2016, CountryPlace recognized gains of $150,000 and $139,000, respectively, on forward sales and whole loan sale commitments. CountryPlace recognized gains of $42,000 and $27,000 on forward sales and whole loan sale commitments during the three and nine months ended December 26, 2015, respectively.
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
15. Stockholders' Equity
The following table represents changes in stockholders' equity for the nine months ended December 31, 2016 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, April 2, 2016	8,927,989	$89	$241,662	$110,186	$1,289	$353,226
Stock option exercises, including incremental tax benefits	64,979	1	865	—	—	866
Share-based compensation	—	—	1,743	—	—	1,743
Net income	—	—	—	27,067	—	27,067
Unrealized loss on Available-for-sale securities	—	—	—	—	1,077	1,077
Balance, December 31, 2016	8,992,968	$90	$244,270	$137,253	$2,366	$383,979

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized gains before tax effect on available-for-sale securities were $1.7 million for the nine months ended December 31, 2016.

16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of December 31, 2016, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 339,702 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and nine months ended December 31, 2016 was $386,000 and $1.7 million, respectively. The Company recorded stock-based compensation expense of $395,000 and $1.5 million for the three and nine months ended December 26, 2015, respectively.
As of December 31, 2016, total unrecognized compensation cost related to stock options was approximately $3.8 million and the related weighted-average period over which it is expected to be recognized is approximately 3.48 years.
The following table summarizes the option activity within the Company's stock-based compensation plans for the nine months ended December 31, 2016:

Number of Shares
Outstanding at April 2, 2016	491,980
Granted	116,850
Exercised	(119,275)
Canceled or expired	(16,125)
Outstanding at December 31, 2016	473,430
Exercisable at December 31, 2016	246,025

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

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net income	$12,283	$8,098	$27,067	$21,553
Weighted average shares outstanding:
Basic	8,992,456	8,903,742	8,970,008	8,881,822
Common stock equivalents—treasury stock method	110,106	161,158	126,434	158,324
Diluted	9,102,562	9,064,900	9,096,442	9,040,146
Net income per share:
Basic	$1.37	$0.91	$3.02	$2.43
Diluted	$1.35	$0.89	$2.98	$2.38
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2016 were 18,455 and 9,385, respectively. There were 12,176 and 15,490 anti-dilutive common stock equivalents excluded for the three and nine months ended December 26, 2015, respectively.
18. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	December 31, 2016		April 2, 2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$25,236	$25,236	$24,247	$24,247
Non-marketable equity investments (2)	15,788	15,788	14,841	14,841
Consumer loans receivable (3)	95,154	120,116	89,558	126,077
Interest rate lock commitment derivatives (4)	1	1	8	8
Forward loan sale commitment derivatives (4)	108	108	(31)	(31)
Commercial loans receivable (5)	23,406	23,397	25,542	25,688
Securitized financings and other (6)	(57,753)	(61,035)	(61,171)	(60,220)
Mortgage servicing rights (7)	1,008	1,008	803	803

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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

Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$649	$—	$649	$—
Mortgage-backed securities (1)	5,774	—	5,774	—
Securities issued by states and political subdivisions (1)	7,228	—	7,228	—
Corporate debt securities (1)	1,677	—	1,677	—
Marketable equity securities (1)	8,908	8,908	—	—
Interest rate lock commitment derivatives (2)	1	—	—	1
Forward loan sale commitment derivatives (2)	108	—	—	108
Mortgage servicing rights (3)	1,008	—	—	1,008

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 31, 2016. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Loans held for investment	$94,483	$—	$—	$94,483
Loans held for sale	18,121	—	18,121	—
Loans held—construction advances	7,512	—	—	7,512
Commercial loans receivable	23,397	—	—	23,397
Securitized financings and other	(61,035)	—	(61,035)	—
Non-marketable equity investments	15,788	—	—	15,788
Financial instruments measured on a nonrecurring basis also include impaired loans (nonaccrual loans) and loans held for sale. No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Impaired loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows with discount rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using Level 2 inputs that consist of commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value. The cost of loans held for sale is lower than the fair value as of December 31, 2016.

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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the nine months ended December 31, 2016.
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

	December 31, 2016	April 2, 2016
Number of loans serviced with MSRs	3,948	3,728
Weighted average servicing fee (basis points)	31.11	30.43
Capitalized servicing multiple	70.56%	61.65%
Capitalized servicing rate (basis points)	21.95	18.76
Serviced portfolio with MSRs (in thousands)	$459,297	$428,324
Mortgage servicing rights (in thousands)	$1,008	$803

19. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net revenue:
Factory-built housing	$188,546	$167,280	$536,513	$492,281
Financial services	13,764	14,147	39,286	42,778
	$202,310	$181,427	$575,799	$535,059

Income before income taxes:
Factory-built housing	$12,370	$9,703	$33,437	$26,674
Financial services	4,909	2,302	5,370	6,453
	$17,279	$12,005	$38,807	$33,127

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
The Company operates 19 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; Plant City and Ocala, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 43 Company-owned U.S. retail locations.

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
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), our industry shipped approximately 81,000 HUD code manufactured homes for the calendar year 2016 compared to approximately 71,000 HUD code manufactured homes in 2015, an increase of 14.1%. Shipments were 64,000 in 2014, 60,000 in 2013, 55,000 in 2012 and 52,000 in calendar year 2011, the lowest levels since shipment statistics began to be recorded in 1959. Annual home shipments from 2006 to 2016 were less than the annual home shipments for each of the 40 years from 1963 to 2002. For the past 20-year period, annual home shipments were 144,000. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry and the Company are operating at relatively low production and shipment levels.
Although ongoing economic challenges continue to hinder annual industry and Company home sales, we believe that employment rates and underemployment among potential home buyers who favor affordable housing as well as low consumer confidence levels are improving from low levels reported in recent years. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by a period of persistently employment rates and underemployment. Following such challenges, the process of repairing damaged credit among such consumers and efforts to save for a home loan down-payment often require substantial time. Improving consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living that have been concerned about financial stability, and appear to be less hesitant to commit to a new home purchase. We believe sales of our products may continue to increase as employment and consumer confidence levels continue to recover.
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
The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Further, Cavco’s Company-owned retail stores experience decreased home buyer traffic during holidays and popular vacation periods. Still, diversification among Cavco’s product lines and operations have served to partially offset the extent of seasonal fluctuations. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry. Demand patterns for park model and cabin RVs and homes used primarily for retirement seasonal living partially offset the general housing seasonality. During the third quarter of fiscal year 2017, the Company produced and sold a limited number of disaster relief housing. These sales also somewhat offset the general seasonal sales slowdown that is typical during the winter months. However, the Company continued to prioritize regular distribution channel demand during the period.

Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not substantially impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. However, the insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms in Texas where most of its policies are underwritten.
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
The backlog of sales orders at December 31, 2016 varied among our 19 factories and in total was approximately $90.5 million, or approximately six weeks of current production levels, compared to $48.5 million at December 26, 2015. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders.
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
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. Cavco also builds homes designed to use alternative energy sources, such as solar and wind. Building green may significantly reduce greenhouse gas emissions without sacrificing features, style or comfort. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
We maintain a conservative cost structure in an effort to build added value into our homes. We have placed a consistent focus on developing synergies among all operations. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help avoid liquidity problems and enable us to act effectively as market opportunities present themselves.
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
Regulatory Developments
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act" or the "Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation and the financial services industry continues to assess its implications and implement necessary changes in procedures and business practices. The Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services. Although many rules have been implemented, the full impact will not be known for years as revisions and the development of additional rules continue, and Congress and the new President consider amending part of the Act. Enforcement actions are in the early stages and the effects of possible litigation related to the regulations remains unknown.
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
The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily chattel loans, could be considered HPMLs. Among other things, the rule requires creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule effective December 30, 2014 and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. While effects of these requirements are not fully known, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.
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
The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the duty to serve rule after January 2018. Both GSEs have expressed interest in pursuing such pilot programs for manufactured housing, however, the details of any such program are not yet known, and it is uncertain whether either GSE will conduct a pilot program or launch a chattel loan program.
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

Results of Operations
Three and nine months ended December 31, 2016 compared to December 26, 2015
Net Revenue. The following tables summarize net revenue for the three and nine months ended December 31, 2016 and December 26, 2015.

	Three months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$188,546	$167,280	$21,266	12.7%
Financial services	13,764	14,147	(383)	(2.7)%
	$202,310	$181,427	$20,883	11.5%

Total homes sold	3,486	3,213	273	8.5%

Net factory-built housing revenue per home sold	$54,087	$52,063	$2,024	3.9%

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$536,513	$492,281	$44,232	9.0%
Financial services	39,286	42,778	(3,492)	(8.2)%
	$575,799	$535,059	$40,740	7.6%

Total homes sold	10,123	9,379	744	7.9%

Net factory-built housing revenue per home sold	$52,999	$52,488	$511	1.0%
The increase in net revenue from the factory-built housing segment for the three and nine months ended December 31, 2016 compared to the same periods last year is driven primarily by higher home sales volume. The current nine month period contains one additional month of Fairmont Homes operations versus the same period of the prior year, as Fairmont Homes was purchased by the Company on May 1, 2015.
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

Financial services segment revenue decreased primarily from changes made to the recognition of certain ceded insurance commissions that took effect this fiscal year and lower interest income earned on securitized loan portfolios that continue to amortize, offset by increased premium revenue from a greater number of insurance policies in force.
Gross Profit. The following tables summarize gross profit for the three and nine months ended December 31, 2016 and December 26, 2015.

	Three months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$33,680	$29,436	$4,244	14.4%
Financial services	9,864	6,954	2,910	41.8%
	$43,544	$36,390	$7,154	19.7%

Gross profit as % of Net revenue:	21.5%	20.1%	N/A	1.4%

	Nine months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$95,792	$87,290	$8,502	9.7%
Financial services	20,111	20,489	(378)	(1.8)%
	$115,903	$107,779	$8,124	7.5%

Gross profit as % of Net revenue:	20.1%	20.1%	N/A	—%
Factory-built housing gross profit for the three and nine months ended December 31, 2016 was up consistent with greater home sales volume.
Financial services gross profit for the three months ended December 31, 2016 increased as a result of fewer weather-related insurance claims and higher home loan sales volume, offset by lower interest income earned on securitized loan portfolios that continue to amortize. For the nine months ended December 31, 2016 versus the nine months ended December 26, 2015, financial services gross profit declined mainly from higher insurance claim losses and lower home loan sales volume. While claims activity typically spikes in April and May each year, a prime season for storm activity our larges policy state of Texas, the severity of hail, wind and flood damage to insured homes was considerably greater in the first quarter of fiscal year 2017 than during the same period last year. Losses from these events were somewhat mitigated by reinsurance contracts.
As a percentage of net revenue, gross profits increased modestly from overall increased operating leverage.

Selling, General and Administrative Expenses. The following tables summarize selling, general and administrative expenses for the three and nine months ended December 31, 2016 and December 26, 2015.

	Three months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$22,079	$20,237	$1,842	9.1%
Financial services	3,924	3,491	433	12.4%
	$26,003	$23,728	$2,275	9.6%

Selling, general and administrative expenses as % of Net revenue:	12.9%	13.1%	N/A	(0.2)%

	Nine months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$64,551	$61,966	$2,585	4.2%
Financial services	11,568	10,992	576	5.2%
	$76,119	$72,958	$3,161	4.3%

Selling, general and administrative expenses as % of Net revenue:	13.2%	13.6%	N/A	(0.4)%
Selling, general and administrative expenses related to factory-built housing increased for the three and nine months ended December 31, 2016 primarily from higher salary and incentive compensation expense from improved home sales and earnings overall. The nine months ended December 26, 2015 amount included a $1.1 million reduction in incentive compensation expense from the Company's CEO repayment of performance bonuses that were determined to be in excess of plan limits.
Selling, general and administrative expenses for financial services increased primarily from higher salary expense.
As a percentage of net revenue, selling, general and administrative expenses decreased modestly from fixed cost efficiencies gained from higher revenue.

Interest Expense. The following tables summarize interest expense for the three and nine months ended December 31, 2016 and December 26, 2015.

	Three months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,091	$1,244	$(153)	(12.3)%

	Nine months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Interest expense	$3,384	$3,224	$160	5.0%
Interest expense consists primarily of debt service on the CountyPlace securitized financings of manufactured home loans and interest related to the capital lease treatment for a lease of manufacturing facilities and land entered into as part of the Fairmont acquisition during the first quarter of fiscal year 2016. On September 20, 2016, the Company purchased the assets under the capital lease, terminating the lease arrangement. The decrease for the three months ended December 31, 2016 compared to the same period in prior year is attributable to lower interest expense on securitized portfolios that continue to amortize as well as the termination of the capital lease in the second quarter of fiscal 2017. The increase for the nine months ended December 31, 2016 is related to changes to the purchase discount market-based valuation adjustment on securitized financings, partially offset by the continued principal reductions of those financings.
Other Income, net. The following tables summarize other income, net for the three and nine months ended December 31, 2016 and December 26, 2015.

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Other income, net	$829	$587	$242	41.2%

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Other income, net	$2,407	$1,530	$877	57.3%
Other income, net, is attributable to interest income earned on commercial loans receivable in the factory-built housing segment and also represents gains and losses on corporate investments and property, plant and equipment. Other income, net increased for the three and nine months ended December 31, 2016 compared to the same prior year periods mainly from realized gains on corporate investments and the sale of certain retail location assets.

Income Before Income Taxes. The following tables summarize income before income taxes for the three and nine months ended December 31, 2016 and December 26, 2015.

	Three months ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$12,370	$9,703	$2,667	27.5%
Financial services	4,909	2,302	2,607	113.2%
	$17,279	$12,005	$5,274	43.9%

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$33,437	$26,674	$6,763	25.4%
Financial services	5,370	6,453	(1,083)	(16.8)%
	$38,807	$33,127	$5,680	17.1%
Income taxes. The following tables summarize Income taxes for the three and nine months ended December 31, 2016 and December 26, 2015.

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income taxes	$4,996	$3,907	$1,089	27.9%

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
	(Dollars in thousands)
Income taxes	$11,740	$11,574	$166	1.4%
The effective income tax rate for the third fiscal quarter was 28.9%, which benefited from certain manufacturing related deductions as well as research and development tax credits, collectively realized upon filing the Company’s tax returns. For the prior year third fiscal quarter, the effective tax rate was 32.5%. For the nine months ended December 31, 2016 and December 26, 2015, the effective tax rate was 30.3% and 34.9%, respectively. During the current nine month period, in addition to the benefits listed above, the Company also recorded initial research and development tax credits that became realizable.

Liquidity and Capital Resources
We believe that cash and cash equivalents at December 31, 2016, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities provided $28.8 million of cash during the nine months ended December 31, 2016, compared to providing cash of $35.1 million during the same period last year. Cash provided by operating activities during the current period was primarily increased by cash generated by operating income before non-cash charges, principal payments received on consumer loans receivable in the ordinary course of business, and lower home inventory levels from a strong sales environment. These increases were partially offset from consumer loan originations in excess of proceeds from the sale of these loans as a result of improved loan origination activity and increases to accounts receivable resulting from higher home sales. Cash provided by operating activities during the prior period was primarily the result of cash generated by operating income before non-cash charges, higher accounts payable and accrued liabilities, including factory warranties, volume rebates, and insurance loss reserves, partially offset by increases in commercial loans receivable from further expansion of our distribution-based lending programs.
Consumer loan originations increased to $86.8 million from $77.0 million for the nine months ended December 31, 2016 and December 26, 2015, respectively. Proceeds from the sale of consumer loans provided $77.3 million in cash, compared to $79.3 million in the previous year, a net decrease of $2.0 million, which relates to the timing of loan origination and related loan sales.
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
Investing activities used $3.7 million of cash during the nine months ended December 31, 2016, compared to $32.7 million during the same period last year. In the current year, cash was used for the purchases of property, plant and equipment as well as investments by our insurance subsidiary for its investment portfolio, offset by investment sales. In the prior period, cash of $28.1 million was used for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as for purchases of investments by our insurance subsidiary for its investment portfolio, partially offset by investment sales.

Financing activities used $3.2 million in cash during the nine months ended December 31, 2016 primarily from payment on securitized financings, offset by loans accounted for as other secured financings and net cash from stock option exercises. Financing activities used $2.8 million in cash during the nine months ended December 26, 2015, largely from cash used to repay securitized financings, offset by loan sales accounted for as other secured financings and cash from stock option exercises.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 31, 2016, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 will be effective beginning with the first quarter of the Company's fiscal year 2018, with early adoption permitted. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Comprehensive Income in the reporting periods in which exercise or settlement occurs. As a result, subsequent to adoption the Company's income tax expense and effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise or settlement dates of equity awards.

In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance—Disclosures about Short-Duration Contracts ("ASU 2015-09"), which would require additional disclosures in annual and interim reporting periods by insurance entities related to liabilities for claims and claim adjustment expenses, and changes in assumptions or methodologies for calculating such liabilities. The Company does not believe that these disclosures will be material to the consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective beginning with the first quarter of the Company's fiscal year 2019. The adoption of ASU 2016-18 is not expected to have a material impact on the consolidated financial statements and will only change the presentation of the Consolidated Statement of Cash Flows.
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

We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of December 31, 2016, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$4,943
Commercial loans receivable	$147
Securitized financings	$649
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of December 31, 2016, CountryPlace had outstanding IRLCs with a notional amount of $12.4 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of December 31, 2016 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $330,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended December 31, 2016, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	February 7, 2017
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	February 7, 2017
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements