Form 10-K
period 2017-04-01
CAVCO INDUSTRIES INC
filed 2017-06-13
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 1, 2016 (based on the closing price on the Nasdaq Stock Market, LLC on October 1, 2016) was $379,959,564. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 9, 2017, 9,015,820 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 1, 2017

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003 as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, which include Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes, Friendship Homes, Chariot Eagle and Lexington Homes. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer which offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
We construct our homes using an assembly-line process in which each module or floor section is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization, as requested by our customers. The Company operates 20 homebuilding facilities located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. These factories range in size from 79,000 to 341,000 square feet.
We distribute our homes through 43 Company-owned U.S. retail outlets and a network of independent distribution points in 48 states, Canada, Japan and Mexico. A significant number of these independent distribution points are located in Arizona, Texas, California, Florida, and Oregon. Thirty-two of our Company-owned retail stores are located in Texas. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry and Company Outlook."
CountryPlace originates single-family residential mortgages and chattel loans, and services, for itself and others, conforming mortgages, non-conforming land-home mortgages and manufactured home chattel loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by the GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, the FNMA and the FHLMC. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 5 to the Consolidated Financial Statements).
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
See Note 20 to the Consolidated Financial Statements for financial information regarding our business segments (factory-built housing and financial services), both of which are discussed below.

Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2016 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code") accounted for an estimated 12.6% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute ("MHI"), during calendar year 2016, our industry shipped approximately 81,000 HUD code manufactured homes. This followed approximately 71,000 homes shipped in 2015, 64,000 in 2014, 60,000 in 2013 and 55,000 shipped in calendar year 2012, among the lowest levels since industry shipment statistics began to be recorded in 1959. Annual home shipments from 2009 to 2016 were less than the annual home shipments for each of the 40 years from 1969 to 2008. While industry HUD code manufactured home shipments improved modestly these recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
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
Protracted Industry Downturn. Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Beginning in 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in low wholesale shipment levels and underutilized manufacturing and retail locations. However, while the industry continues to operate at generally low levels, as discussed above, industry shipment numbers have been increasing over the past seven years.
Business Strategies
Our marketing strategy is to offer a line of manufactured homes that appeal to a wide range of home buyers. Our principal focus is on the sale of high-value homes to entry-level and move-up buyers and to persons age 55 and older. We also market to special niches such as subdivision developers and vacation home buyers.
Our production strategy is to develop and maintain the resources necessary to build varied and unique customer specifications in an efficient factory production environment. This enables us to attract retailers and consumers who want the flexibility to build homes to meet their specific needs, but still seek the value created by building a home on a factory production line.

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
Beginning in 2007, the overall housing industry experienced a multi-year decline, which included the manufactured housing industry. Since this downturn, Cavco strategically expanded its factory operations and related business initiatives primarily through the acquisition of industry competitor operations. This development has enabled the Company to effectively participate in the ensuing housing industry recovery.
The purchase of the Fleetwood Homes, Inc. ("Fleetwood") and Palm Harbor Homes, Inc. ("Palm Harbor") assets in August 2009 and April 2011, respectively, increased home production capabilities and distribution and entry into financial and insurance businesses specific to the Company’s industry, allowing the Company to be vertically integrated. The transactions further expanded the Company’s geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South Central and Mid-Atlantic regions.
The purchase of Chariot Eagle, LLC ("Chariot Eagle") and Fairmont Homes, LLC ("Fairmont Homes"), in March 2015 and May 2015, respectively, provides for further operating capacity, increased home production capabilities and distribution into new markets such as the Midwest, the western Great Plains states, the Northeast and several provinces in Canada. These acquired operations included manufacturing facilities in Ocala, Florida; Nappanee, Indiana; and two factories in Montevideo, Minnesota.
The April 3, 2017 purchase of Lexington Homes, Inc. ("Lexington Homes") in Lexington, Mississippi further increased home production capabilities and distribution in the Southeastern United States market.
Products
We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes, Friendship Homes, Chariot Eagle and Lexington Homes. The Company is also a leading producer of modular homes, built primarily under the Nationwide Homes brand, as well as park model RVs, vacation cabins and systems-built commercial structures.
A majority of our products are constructed in accordance with the HUD code. We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, are primarily used as vacation dwellings and seasonal living, and are placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-section/modular ranch-style dwellings, split-level homes, Cape Cod style homes, two and three story homes and multi-family units. We also build commercial modular structures, including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which we build our residential homes using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as homes and are often set by crane and finished at the site.
We produce our residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal years 2017 and 2016, we sold 13,820 and 12,339 homes, respectively.

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
Factory-built Housing
Manufacturing Operations. Our homes are constructed in plant facilities using an assembly-line process employing from 123 to 351 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate 20 manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, which fluctuate from week to week. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six production days.
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
At April 1, 2017, we had a backlog of home orders with wholesale sales values of approximately $88.8 million, compared to a backlog of $47.9 million at April 2, 2016. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. Because of the seasonality of the housing market, the level of our order backlog historically declines during the winter months.
Revenue and Distribution. The Company sold 13,820, 12,339 and 9,999 homes in fiscal years 2017, 2016 and 2015, respectively, through Company-owned and independent distribution channels.
As of April 1, 2017, we had a total of 43 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma, Louisiana and Florida. Thirty-two of the Company-owned retail stores are located in Texas. Our Company-owned sales centers are generally located on main roads or highways for high visibility. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers may order a home that will be built at a manufacturing facility or they may purchase a home from an inventory of homes maintained at the location, including a model home. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance our home inventories.
As of April 1, 2017, we had a network of independent distribution points, of which 13% were in Arizona, 10% in Texas, 8% in California, 7% in Florida, and 7% in Oregon. The remaining 55% were in 43 other states, Canada, Mexico and Japan. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended April 1, 2017.
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
All of CountryPlace’s loan contracts held are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 30 states, including Texas, Florida, New Mexico and Arizona.
We believe that providing financing alternatives to our customers improves our responsiveness to the financing needs of prospective home purchasers and provides us with opportunities for additional sources of loan origination and servicing revenues. CountryPlace has expanded its chattel lending programs, partially with the support of independent third party financiers. Chattel loans originated will either be sold outright, grouped and sold as a pool of loans or held for investment.
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

Financing
Commercial Financing. Certain of our wholesale factory-built housing sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which in most cases is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $46.3 million as of April 1, 2017 compared to $46.6 million as of April 2, 2016. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.
The availability of inventory financing for the industry’s wholesale distribution chain continues to improve. Faced with illiquid capital markets in late calendar year 2008, each of the manufactured housing sector’s remaining inventory finance companies (floor plan lenders) initiated significant changes and one company ceased lending activities in the industry entirely. Other finance programs are subject to more restrictive terms that continue to evolve, and in some cases, require the financial involvement of the Company. As a result, the Company has entered into certain commercial loan programs whereby the Company provides a significant amount of the funds that independent financiers lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors of our products under which the Company provides funds for financing purchases (see Note 6 to the Consolidated Financial Statements). The Company’s involvement in commercial loans has increased the availability of manufactured home financing to distributors, communities and developers. We believe that our taking part in the wholesale financing of homes is helpful to the borrowers and allows our homes continued exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners, many of whom may be adversely affected by volatile conditions in the economy and financial markets.
Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved (generally HUD code homes); non-conforming mortgages for purchasers of the home and the land on which the home is placed; and conforming mortgage loans which comply with the requirements of FHA, VA, USDA or GSE loans.
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

Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. CountryPlace has developed chattel lending programs to grow sales of homes through traditional distribution points as well. We believe that growing our participation in chattel lending may provide additional sales growth opportunities for our factory-built housing operation.
We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. On May 8, 2017, FNMA and FHLMC released their Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. The focus of each of the three-year plans is to establish steps to ensure chattel loans can be purchased in bulk prior to proceeding with a chattel loan pilot. Expansion of the secondary market for chattel lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in the area, meaningful positive impact in the form of increased home orders has yet to be realized.
Competition
The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with approximately 33 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.
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
Manufactured and site-built homes are all typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers about formaldehyde-associated risks. The Environmental Protection Agency ("EPA") and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.
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
On September 30, 2015, the EPA issued its Third Five-Year Review Report for Phoenix Goodyear Airport (North and South Areas) Superfund Site (the "Third Five-Year Report") and reported that "[t]he remedy at PGAS is currently protective of human health and environment because there is no complete exposure pathway to contaminated groundwater or soil. Soil contamination has been addressed and the vapor intrusion pathway is not complete. Monitoring of COG [City of Goodyear] production wells continues to ensure that the public is not being exposed to contaminated groundwater that exceeds the MCLs [maximum contaminant levels]." In order to ensure the remedy will be protective in the long-term, the EPA has recommended that the following action be taken: modify the sampling plans to include all contaminants of concern, assess the need for new cleanup level for arsenic, and determine the necessity of institutional controls. The next five year review is due within five years of September 30, 2015. The preceding summary of the Third Five-Year Report does not purport to be complete, and is qualified in its entirety by reference to the report itself, which is available on the EPA website.

Our lease specifically refers to the consent decree with the EPA and provides that, as between our Landlord (now JRC Goodyear, LLC) and us, the Landlord will be responsible for any liabilities resulting from the existing contamination at the site and that the Landlord will indemnify, defend, and hold us, our directors, our officers, our employees, our agents, and our successors, harmless for such liabilities. During the 24 years that we have conducted manufacturing operations at the Goodyear, Arizona facility, we have never received any inquiry or notice from the EPA or the Arizona Department of Environmental Quality suggesting that we may be liable for any costs associated with the remediation of the PGAS site. There are no underground storage tanks at the Goodyear, Arizona facility.
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
A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act ("Truth-in-Lending Act") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act ("RESPA") and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Consumer Financial Protection Bureau ("CFPB") has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Direct loans and mortgage loans eligible for inclusion in a Ginnie Mae program are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents.
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
The CFPB rules amending the Truth-in-Lending Act ("TILA") and RESPA expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
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

Regulation C of the Home Mortgage Disclosure Act ("HMDA") enacted in 1975 requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. The data-related requirements in the HMDA and Regulation C are used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes. The Dodd-Frank Act transferred rulemaking authority for HMDA to the CFPB, effective in 2011. It also amended the HMDA to require financial institutions to report additional data points and to collect, record and report additional information. The CFPB issued a final rule amending Regulation C, which becomes effective on January 1, 2018. Regulation C generally applies to consumer-purpose, closed-end loans and open-end lines of credit that are secured by a dwelling. Non-depository financial institutions are subject to Regulation C if they originate at least 25 covered closed-end mortgage loans or at least 100 covered open-end lines of credit in each of the two preceding calendar years. Violations of Regulation C, including incomplete, inaccurate, or omitted data are subject to administrative sanctions, including civil money penalties and compliance can be enforced by the Federal Reserve Board, Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, the National Credit Union Administration, HUD or the CFPB.
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
The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. On May 8, 2017, FNMA and FHLMC released their Underserved Markets Plan, which established steps to ensure chattel loans can be purchased in bulk prior to proceeding with a chattel loan pilot. Both GSEs have expressed interest in pursuing such pilot programs for manufactured housing; however, it is uncertain whether either GSE will conduct a pilot program or launch a chattel loan program.
If passed by Congress and signed into law, the proposed Preserving Access to Manufactured Housing Act of 2017 (House of Representatives Bill 1699) would amend some Dodd-Frank Act provisions that affect manufactured housing financing. The bill would revise the triggers by which small-sized manufactured home loans are considered "High-Cost" under HOEPA and clarify the MLO licensing requirements for manufactured home retailers and their employees.
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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Affordable Care Act"), was passed into law. As enacted, the Affordable Care Act reforms, among other things, certain aspects of health insurance. The Affordable Care Act could continue to increase our healthcare costs, adversely impacting the Company's earnings. On March 6, 2017, the American Health Care Act of 2017 (House of Representatives Bill 1628) passed the vote of the House of Representatives, which would repeal and replace the Affordable Care Act. At this time, it is uncertain how the changes would impact our results of operations.
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
Cavco’s mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. The insurance subsidiary is subject to the effects of seasonal storms in Texas, where most of its policies are underwritten. Spring storm activity typically spikes each April and May, the prime season for Texas weather events. Where applicable, losses from catastrophic events are somewhat limited by reinsurance contracts in place as part of the Company’s loss mitigation structure. While the severity of weather events has and can be expected to vary over time, the insurance subsidiary is a well-established and time-tested business. The entity has been a solid performer for the Company over time despite occasional periods of high claims experience.
Employees
We have approximately 4,300 employees. We believe that our relationship with our employees is good.
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
We operate in an industry that is currently experiencing a prolonged and significant downturn
Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Since 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in reduced wholesale shipments and excess manufacturing and retail locations. However, industry shipment numbers have been increasing over the past seven years.
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
We may not be able to successfully integrate past acquisitions, including the recent acquisition of Lexington Homes, or any future acquisition to attain the anticipated benefits. Past acquisitions may adversely impact the Company’s liquidity
On April 3, 2017, the Company purchased Lexington Homes, which operates one manufacturing facility in Lexington, Mississippi. This transaction provides additional home production capabilities and increased distribution into new markets in Southeast.
We may consider other strategic acquisitions if such opportunities arise. Prior acquisitions and any other acquisitions that we may consider in the future, involve a number of risks, including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of past acquisitions, Lexington Homes or potential future acquisitions. We also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.
Our involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks
CountryPlace offers conforming mortgages, non-conforming mortgages, and chattel loans to purchasers of factory-built homes sold by Company-owned retail sales centers and independent retailers, builders, communities and developers. CountryPlace is an approved seller/servicer with Fannie Mae and Freddie Mac, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract. CountryPlace has expanded its chattel lending programs, partially with the support of independent third party financiers. Chattel loans originated will either be sold outright, grouped and sold as a pool of loans or held for investment.

If CountryPlace’s customers are unable to repay their loans, CountryPlace may be adversely affected. CountryPlace makes loans to borrowers that it believes are creditworthy based on its underwriting guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to: national, regional and local economic conditions; changes or weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or unexpected life circumstances.
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
Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for its loans may deteriorate rapidly and significantly. CountryPlace’s ability to respond to changing market conditions is bound by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor our loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.
CountryPlace sells loans through GSE-related programs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by buyers and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase or indemnification. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations.
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
Overall, the rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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
In addition, the CFPB has issued a final rule amending Regulation C of the HMDA, which becomes effective on January 1, 2018 that requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. Violations of Regulation C, including incomplete, inaccurate, or omitted data are subject to administrative sanctions, including civil money penalties.
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

We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $46.3 million as of April 1, 2017, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
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
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of April 1, 2017, 11% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill annually for impairment. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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
If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline
During fiscal year 2017, approximately 81% of our wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell our competitors' homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
Our business and operations are concentrated in certain geographic regions, which could be impacted by market declines
Our operations are concentrated in certain states, most notably Texas, California, Florida, Arizona and Oregon. Due to the concentrated nature of our operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact the results of the business, more than other companies that are more geographically dispersed.
The Company operates 20 homebuilding facilities located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 43 Company-owned sales centers, 32 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 30 states, including Texas, Florida, New Mexico and Arizona.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Georgia markets.
A decline in the economic conditions in the United States and especially the economies of Texas, California, Florida, Arizona and/or Oregon could have a material adverse effect on our results of operations.

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
Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases may lag behind the escalation of materials costs. Sudden increases in price and lack of availability of raw materials can be caused by natural disaster, regulation or other market forces, as has occurred in recent years. Although we have not experienced any production halts, severe or prolonged shortages of some of our most important building materials, which include wood and wood products, gypsum wallboard, steel, insulation, and other petroleum-based products, have occurred. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us.
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
The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees
In 2010, the Affordable Care Act, was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Affordable Care Act could increase our healthcare costs, adversely impacting the Company’s earnings. On March 6, 2017, the American Health Care Act of 2017 (House of Representatives Bill 1628) passed the vote of the House of Representatives, which would repeal and replace the Affordable Care Act. At this time, it is uncertain how the changes would impact our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to our core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Nampa, Idaho	1957	Owned	171,000
Riverside, California	1960	Owned	107,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Austin, Texas	1981	Owned	104,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Montevideo, Minnesota (2 plants) (1)	1982	Owned	305,000
Nappanee, Indiana	1971	Owned	341,000
Lafayette, Tennessee	1996	Owned	149,000
Lexington, Mississippi	2004	Leased	119,800
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Douglas, Georgia	1988	Owned	142,000
Ocala, Florida	1984	Leased	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities:
Martinsville, Virginia	1972	Owned	148,000
Nappanee, Indiana	1971	Leased	77,000
Inactive manufacturing facilities:
Austin, Texas		Owned	77,000
Lexington, Mississippi		Leased	109,300
Martinsville, Virginia		Owned	44,000
Plant City, Florida		Owned	94,000
Administrative and other locations:
Phoenix, Arizona		Leased	11,000
Addison, Texas		Leased	24,000
New Braunfels, Texas		Owned	9,000
Nappanee, Indiana		Leased	18,000
(1)This facility was purchased by the Company during fiscal year 2017.

We own the land on which the manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 30, 2021 with options to extend; the Ocala, Florida plant, which is currently leased through March 29, 2018 with options to extend; and the Lexington, Mississippi plants (active and inactive), which are currently leased through October 31, 2025 and October 3, 2017, respectively, with options to extend. We also own substantially all of the machinery and equipment used at these factories. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. In addition to our production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as ten properties upon which six of our active retail centers are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. We lease office space in Addison, Texas for CountryPlace operations and Palm Harbor administrative support services, pursuant to a lease that expires in 2023. Our Phoenix, Arizona corporate headquarters lease expires in January 2018. The Company has the right to terminate the lease prior to the expiration. The Company also leases an administrative office and a supply facility in Nappanee, Indiana, expiring in July 2017 with options to extend.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is a listing of our executive officers as of June 13, 2017, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	66
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

Daniel L. Urness	49
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

Charles E. Lott	69
President of Fleetwood Homes, Inc. since August 2009; President and Vice President - Housing Group of Fleetwood Enterprises, Inc. from April 2005 to August 2009; Mr. Lott has worked for Fleetwood Enterprises and subsequently Fleetwood Homes for all but six years of his over 40-year career in the manufactured housing industry

Steven K. Like	60
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

	Sales Price
	High	Low
Year ended April 1, 2017
Fourth Quarter	$121.70	$93.65
Third Quarter	105.75	88.65
Second Quarter	110.67	90.63
First Quarter	102.53	85.56
Year ended April 2, 2016
Fourth Quarter	$95.25	$70.28
Third Quarter	106.55	66.71
Second Quarter	78.28	66.22
First Quarter	78.75	64.54
As of June 2, 2017, the Company had 702 stockholders of record and approximately 9,100 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
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

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended April 1, 2017 with that of the Nasdaq Composite Index and the Nasdaq US Small Cap Home Construction Index. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2012 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2012	3/30/2013	3/29/2014	3/28/2015	4/2/2016	4/1/2017
Cavco Industries, Inc.	$100	$102	$169	$161	$200	$250
Nasdaq Composite Index	$100	$106	$134	$158	$159	$191
Nasdaq US Small Cap Home Construction Index	$100	$181	$166	$169	$133	$166

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

	Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$773,797	$712,352	$566,659	$533,339	$452,300
Cost of sales	615,760	567,907	440,523	413,856	351,945
Gross profit	158,037	144,445	126,136	119,483	100,355
Selling, general and administrative expenses	101,231	98,103	87,659	87,938	79,313
Income from operations	56,806	46,342	38,477	31,545	21,042
Interest expense	(4,443)	(4,363)	(4,587)	(4,845)	(5,973)
Other income, net	2,918	2,049	3,437	1,105	1,579
Income before income taxes	55,281	44,028	37,327	27,805	16,648
Income tax expense	(17,326)	(15,487)	(13,510)	(9,099)	(6,351)
Net income	37,955	28,541	23,817	18,706	10,297
Less: net income attributable to redeemable noncontrolling interest	—	—	—	2,468	5,334
Net income attributable to Cavco common stockholders	$37,955	$28,541	$23,817	$16,238	$4,963

Comprehensive income:
Net income	$37,955	$28,541	$23,817	$18,706	$10,297
Unrealized gain on available-for-sale securities, net of tax	97	785	68	82	238
Comprehensive income	38,052	29,326	23,885	18,788	10,535
Comprehensive income attributable to redeemable noncontrolling interest	—	—	—	2,392	5,453
Comprehensive income attributable to Cavco common stockholders	$38,052	$29,326	$23,885	$16,396	$5,082

Net income per share attributable to Cavco common stockholders:
Basic	$4.23	$3.21	$2.69	$1.97	$0.71
Diluted	$4.17	$3.15	$2.64	$1.94	$0.71
Weighted average shares outstanding:
Basic	8,976,064	8,889,731	8,854,359	8,262,688	6,956,706
Diluted	9,105,743	9,046,347	9,015,779	8,379,024	7,027,204

	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$132,542	$97,766	$96,597	$72,949	$47,823
Restricted cash, current	11,573	10,218	9,997	7,213	6,773
Accounts receivable, net	31,221	29,113	26,994	20,766	18,710
Short-term investments	11,289	10,140	7,106	8,289	6,929
Current portion of consumer loans receivable, net	31,115	21,918	24,073	19,893	20,188
Current portion of commercial loans receivable, net	7,932	3,557	2,330	2,941	3,983
Inventories	93,855	94,813	75,334	69,729	68,805
Assets held for sale	—	—	—	1,130	4,180
Prepaid expenses and other current assets	28,033	22,196	14,460	12,623	10,267
Deferred income taxes, current	9,204	8,998	8,573	12,313	6,724
Total current assets	356,764	298,719	265,464	227,846	194,382
Restricted cash	724	1,082	1,081	1,188	1,179
Investments	30,256	28,948	24,813	17,165	10,769
Consumer loans receivable, net	64,686	67,640	74,085	78,391	90,802
Commercial loans receivable, net	17,901	21,985	15,751	18,367	18,967
Property, plant and equipment, net	56,964	55,072	44,712	48,227	46,223
Goodwill and other intangibles, net	80,021	80,389	76,676	78,055	79,435
Deferred income taxes	—	—	—	—	2,742
Total assets	$607,316	$553,835	$502,582	$469,239	$444,499

Total current liabilities	140,216	125,089	101,471	98,993	87,005
Securitized financings and other	51,574	54,909	60,370	59,865	72,118
Deferred income taxes	21,118	20,611	20,587	19,948	16,492
Redeemable noncontrolling interest	—	—	—	—	91,994
Total stockholders’ equity	394,408	353,226	320,154	290,433	176,890
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$607,316	$553,835	$502,582	$469,239	$444,499
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, CRG Holdings, LLC, and Fleetwood (Fleetwood includes Palm Harbor, Fairmont Homes, Chariot Eagle, CountryPlace, Standard Casualty, and their subsidiaries). Until July 22, 2013, the Company and its investment partners, Third Avenue Value Fund and an affiliate, jointly-owned Fleetwood Homes, Inc. Cavco and Third Avenue each owned 50 percent of Fleetwood, which has been operated by the Company since Fleetwood’s inception in 2009. Third Avenue’s financial interest in Fleetwood was reported as a "redeemable noncontrolling interest" in the Consolidated Financial Statements. During the fiscal year ended March 29, 2014, Cavco completed the purchase from Third Avenue of all noncontrolling interests in Fleetwood and its subsidiaries. The transaction closed on July 22, 2013, resulting in Cavco owning 100 percent of the Fleetwood businesses and entitling Cavco to all of the associated earnings from that date forward.
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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes, Friendship Homes, Chariot Eagle and Lexington Homes. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Freddie Mac seller/servicer, a Ginnie Mae mortgage-backed securities issuer which offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance primarily to owners of manufactured homes.
Company Growth
From its inception in 1965, Cavco has traditionally served affordable housing markets in the southwestern United States principally through manufactured home production. During the period from 1997 to 2000, Cavco was purchased by and became a wholly-owned subsidiary of Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held Company traded on the Nasdaq Global Select Market under the ticker symbol CVCO.
Beginning in 2007, the overall housing industry experienced a multi-year decline, which included the manufactured housing industry. Since this downturn, Cavco strategically expanded its factory operations and related business initiatives primarily through the acquisition of industry competitor operations. This development has enabled the Company to effectively participate in the ensuing housing industry recovery.
In 2009, the Company acquired certain manufactured housing assets and liabilities of Fleetwood Enterprises, Inc ("Fleetwood"). The assets purchased included seven operating production facilities as well as idle factories. During fiscal year 2011, the Company acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets purchased included five operating production facilities as well as idle factories, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company. These acquisitions expanded the Company's presence across the Unites States.
On March 30, 2015, the Company purchased the business and operating assets of Chariot Eagle, a Florida-based manufacturer of park model RVs and manufactured homes. This transaction has grown the Company's offering of park model RV product lines and further strengthened our market position in the Southeastern United States.
On May 1, 2015, Cavco acquired certain assets and liabilities of Fairmont Homes. Fairmont Homes is a builder of manufactured and modular homes and park model RVs, with manufacturing plants in Indiana and Minnesota selling under the Fairmont Homes and Friendship Homes brands. This transaction provides additional home production capabilities and increased distribution into new markets in the Midwest, the western Great Plains states and several provinces in Canada.
On April 3, 2017, the Company purchased Lexington Homes, which operates one manufacturing facility in Lexington, Mississippi. This transaction was accounted for as a business combination and provides additional home production capabilities and increased distribution into new markets in Southeast.

The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; Plant City and Ocala, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 43 Company-owned U.S. retail locations.
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
Industry and Company Outlook
According to data reported by the MHI, during calendar year 2016, our industry shipped approximately 81,000 HUD code manufactured homes. This followed approximately 71,000 homes shipped in 2015, 64,000 in 2014, 60,000 in 2013 and 55,000 shipped in calendar year 2012, among the lowest levels since industry shipment statistics began to be recorded in 1959. Annual home shipments from 2009 to 2016 were less than the annual home shipments for each of the 40 years from 1969 to 2008. While industry HUD code manufactured home shipments improved modestly during recent years, the manufactured housing industry is operating at relatively low production and shipment levels.
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

Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from current low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to attract industry financiers interested in furthering or expanding lending opportunities in the industry. We have invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. CountryPlace developed chattel lending programs to grow sales of homes through traditional distribution point as well. We believe that growing our participation in chattel lending may provide additional sales growth opportunities for our factory-built housing operation.
We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. On May 8, 2017, FNMA and FHLMC released their Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. The focus of each of the three-year plans is to establish steps to ensure chattel loans can be purchased in bulk prior to proceeding with a chattel loan pilot. Expansion of the secondary market for chattel lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in the area, meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.
While sales activity of existing homes has improved, the current lending environment that favors site-built housing and more affluent home buyers has not provided improved capabilities for affordable-home buyers to facilitate a new home purchase. In addition, the contingency contract process, wherein existing manufactured home owners must sell their existing manufactured home in order to facilitate the purchase of a new factory-built home continues to be somewhat impeded.
Based on the relatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have continued to increase in recent years. As a result, tenant housing vacancy rates appear to have declined, causing a corresponding rise in associated rental rates. These rental market factors may cause some renters to become interested buyers of affordable-housing alternatives, including manufactured homes.
Further, with respect to the general rise in demand for rental housing, we have realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. The Company is responsive to the unique product and related requirements of these home buyers and values the opportunity to provide homes that are well suited for these purposes.
The backlog of sales orders at April 1, 2017 varied among our factories, but in total was $88.8 million, or approximately seven weeks of current production levels, compared to $47.9 million at April 2, 2016. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our order backlog to be firm orders.

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
We maintain a conservative cost structure in an effort to build added value into our homes. We have placed a consistent focus on developing synergies among all operations. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us avoid liquidity problems and enable us to act effectively as market opportunities present themselves.
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

Regulation C of the Home Mortgage Disclosure Act ("HMDA") enacted in 1975 requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. The data-related requirements in the HMDA and Regulation C are used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes. The Dodd-Frank Act transferred rulemaking authority for HMDA to the CFPB, effective in 2011. It also amended the HMDA to require financial institutions to report additional data points and to collect, record and report additional information. The CFPB issued a final rule amending Regulation C, which becomes effective on January 1, 2018. Regulation C generally applies to consumer-purpose, closed-end loans and open-end lines of credit that are secured by a dwelling. Non-depository financial institutions are subject to Regulation C if they originate at least 25 covered closed-end mortgage loans or at least 100 covered open-end lines of credit in each of the two preceding calendar years. Violations of Regulation C, including incomplete, inaccurate, or omitted data are subject to administrative sanctions, including civil money penalties and compliance can be enforced by the Federal Reserve Board, Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, the National Credit Union Administration, HUD, or the CFPB.
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
The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. On May 8, 2017, both GSEs released their Underserved Markets Plan, which included steps to ensure chattel loans can be purchased in bulk prior to proceeding with a chattel loan pilot. Both GSEs have expressed interest in pursuing such pilot programs for manufactured housing, however, it is uncertain whether either GSE will conduct a pilot program or launch a chattel loan program.
If passed by Congress and signed into law, the proposed Preserving Access to Manufactured Housing Act of 2017 (House of Representatives Bill 1699) would amend some Dodd-Frank Act provisions that affect manufactured housing financing. The bill would revise the triggers by which small-sized manufactured home loans are considered "High-Cost" under HOEPA and clarify the MLO licensing requirements for manufactured home retailers and their employees.
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
In 2010, the Affordable Care Act was passed into law. As enacted, the Affordable Care Act reforms, among other things, certain aspects of health insurance. The Affordable Care Act could continue to increase our healthcare costs, adversely impacting the Company's earnings. On March 6, 2017, the American Health Care Act of 2017 (House of Representatives Bill 1628) passed the vote of the House of Representatives, which would repeal and replace the Affordable Care Act. At this time, it is uncertain how the changes would impact our results of operations.
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
Results of Operations
Fiscal Year 2017 Compared to Fiscal Year 2016
Net Revenue. The following table summarizes net revenue for fiscal years 2017 and 2016.

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$720,971	$655,148	$65,823	10.0%
Financial services	52,826	57,204	(4,378)	(7.7)%
	$773,797	$712,352	$61,445	8.6%

Total homes sold	13,820	12,339	1,481	12.0%

Net factory-built housing revenue per home sold	$52,169	$53,096	$(927)	(1.7)%
Factory-built housing segment revenue increased, driven primarily from higher home sales volume. We had improvement across all of our housing product lines, which was supported from growing market demand. In addition, the manufactured housing industry and the Company were aided by the production of a limited number of disaster relief units, which further supplemented industry and Company shipment growth. The current fiscal year also contains one additional month of Fairmont Homes operations versus the prior year, as Fairmont Homes was purchased by the Company on May 1, 2015.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the twelve months ending April 1, 2017, the Company sold 11,142 homes Wholesale and 2,678 Retail versus 9,953 homes Wholesale and 2,386 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue decreased primarily from changes made to the recognition of certain ceded insurance commissions that took effect this fiscal year and lower interest income earned on securitized loan portfolios that continue to amortize, offset by increased higher home loan sales volume and premium revenue from a greater number of insurance policies in force.
Gross Profit. The following table summarizes gross profit for fiscal years 2017 and 2016.

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$130,221	$116,896	$13,325	11.4%
Financial services	27,816	27,549	267	1.0%
	$158,037	$144,445	$13,592	9.4%

Gross profit as % of Net revenue:	20.4%	20.3%	N/A	0.1%
The increase in factory-built housing gross profit was the result of higher home sales volume.
Gross profit increased for financial services mainly as a result of fewer weather-related insurance claims overall and higher home loan sales volume, offset by lower net interest income earned on securitized loan portfolios that continue to amortize.

Selling, General and Administrative Expenses. The following table summarizes Selling, General and Administrative Expenses for fiscal years 2017 and 2016.

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$86,017	$83,335	$2,682	3.2%
Financial services	15,214	14,768	446	3.0%
	$101,231	$98,103	$3,128	3.2%

Selling, general and administrative expenses as % of Net revenue:	13.1%	13.8%	N/A	(0.7)%
Factory-built housing selling, general and administrative expenses increased from higher salary and incentive compensation expense from improved earnings on increased home sales.
Selling, general and administrative expenses for financial services increased primarily from higher salary and incentive compensation costs related to improved earnings.
As a percentage of net revenue, selling, general and administrative expenses declined from increased utilization on higher net revenue.
Interest Expense. The following table summarizes Interest Expense for fiscal years 2017 and 2016.

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
	(Dollars in thousands)
Interest expense	$4,443	$4,363	$80	1.8%
Interest expense consists primarily of debt service on the CountyPlace securitized financings of manufactured home loans and interest related to the capital lease treatment for a lease of manufacturing facilities and land entered into as part of the Fairmont acquisition during the first quarter of fiscal year 2016. On September 20, 2016, the Company purchased the assets under the capital lease, terminating the lease arrangement. While essentially flat year over year, for the year ended April 1, 2017, there were modest increases related to changes to the purchase discount market-based valuation adjustment on securitized financings, partially offset by the continued principal reductions of those financings and lower capital lease interest from the termination of the lease.
Other Income, net. The following table summarizes Other Income, net for fiscal years 2017 and 2016.

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
	(Dollars in thousands)
Other income, net	$2,918	$2,049	$869	42.4%
The majority of Other income, net, is attributable to interest income earned on commercial loans receivable in the factory-built housing segment and also represents gains and losses on corporate investments and property, plant and equipment. Other income, net increased for the fiscal year ended April 1, 2017 compared to the prior year mainly from realized gains on corporate investments and the sale of certain retail location assets.

Income Before Income Taxes. The following table summarizes Income Before Income Taxes for fiscal years 2017 and 2016.

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$46,840	$35,440	$11,400	32.2%
Financial services	8,441	8,588	(147)	(1.7)%
	$55,281	$44,028	$11,253	25.6%
Fiscal Year 2016 Compared to Fiscal Year 2015
Net Revenue. The following table summarizes net revenue for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$655,148	$513,707	$141,441	27.5%
Financial services	57,204	52,952	4,252	8.0%
	$712,352	$566,659	$145,693	25.7%

Total homes sold	12,339	9,999	2,340	23.4%

Net revenue per home sold	$53,096	$51,376	$1,720	3.3%
Factory-built housing segment revenue increased, primarily from businesses acquired during the first quarter of fiscal year 2016, while the remainder of the increase was from sales growth at the Company's pre-existing factory-built housing operations.
Financial services segment revenue increased, resulting from 11.8% more insurance policies in force compared to the prior year as well as an increase of 4.3% in the number of home loan serviced for others, year over year. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.

Gross Profit. The following table summarizes gross profit for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$116,896	$94,697	$22,199	23.4%
Financial services	27,549	31,439	(3,890)	(12.4)%
	$144,445	$126,136	$18,309	14.5%

Gross profit as % of Net revenue:	20.3%	22.3%	N/A	(2.0)%
The increase in factory-built housing gross profit was primarily from higher home sales volume pertaining to businesses acquired during the first quarter of fiscal year 2016, while the remainder of the increase was from sales growth at the Company's pre-existing factory-built housing operations.
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
Factory-built housing and general corporate expenses increased from the addition of the Fairmont Homes and Chariot Eagle factories acquired during the first quarter of the fiscal year 2016 and increased incentive compensation from increased home sales overall.
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
Interest expense, consisted primarily of debt service on securitization financings connected to the CountryPlace securitized manufactured home loan portfolios. Interest expense also included interest related to the capital lease of certain manufacturing facilities and land from the Fairmont acquisition. The decrease is mainly from continued principal reductions of the securitization financings, partially offset by capital lease related interest.
Other Income, net. The following table summarizes Other Income, net for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Other income, net	$2,049	$3,437	$(1,388)	(40.4)%
The majority of Other income, net is attributable to interest income earned on commercial loans receivable in the factory built housing segment. Other income also includes periodic gains, losses or impairment on property, plant and equipment, including assets held for sale or sold. Other income, net decreased mainly from the sale of idle real estate properties. During the fiscal year ended March 28, 2015, the Company sold inactive manufacturing facilities in Albemarle, North Carolina and Woodland, California and two idle retail locations for a combined net gain of $1.4 million.
Income Before Income Taxes. The following table summarizes Income Before Income Taxes for fiscal years 2016 and 2015.

	Year Ended
	April 2, 2016	March 28, 2015	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$35,440	$25,133	$10,307	41.0%
Financial services	8,588	12,194	(3,606)	(29.6)%
	$44,028	$37,327	$6,701	18.0%

Liquidity and Capital Resources
We believe that cash and cash equivalents at April 1, 2017, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our business. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. The recent acquisition of Lexington Homes did not have a significant impact on our liquidity or capital resources. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, such as a credit facility; however, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Operating activities provided $44.8 million of cash during the year ended April 1, 2017, compared to $43.5 million during the year ended April 2, 2016. Cash provided by operating activities during the year ended April 1, 2017 was primarily the result of cash generated by operating income before non-cash charges, collections of principal payments on consumer loans receivable, higher accounts payable and accrued liabilities, including factory warranties, wages and unearned insurance premiums. These increases were partially offset by increases in prepaid and other current assets from the timing of quarterly income tax payments and higher accounts payable primarily as a result of greater home sales activity. Cash provided by operating activities during the year ended April 2, 2016 was primarily the result of cash generated by operating income before non-cash charges, collections of principal payments on consumer loans receivable, higher accounts payable and accrued liabilities, including factory warranties, wages and insurance loss reserves. These increases were partially offset by increases in commercial loans receivable from further expansion of our distribution-based lending programs.
Consumer loan originations increased $17.4 million to $116.7 million during the year ended April 1, 2017 from $99.3 million during the year ended April 2, 2016. This increase is primarily a result of increased home lending activity. Proceeds from the sale of consumer loans provided $104.4 million in cash, compared to $101.1 million in the previous year, a net increase of $3.3 million. The primary reason for the increase relates to the timing of loan origination and related sales, partially offset by an increase in consumer loans held for investment of $5.0 million.
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

Investing activities required the use of $7.1 million of cash during the year ended April 1, 2017, compared to $38.2 million used during the year ended April 2, 2016. In the current period, cash was used for the purchase of property, plant and equipment and publicly-traded securities by Standard Casualty for its investment portfolio, as well as minority investments in distribution operations, offset by Standard Casualty's investment sales. Cash used by investing activities in the prior period included $28.1 million for the purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle as well as the purchase of publicly-traded securities by Standard Casualty for its investment portfolio and investments in community-based lending institutions that provide home-only loans to residents of certain manufactured home communities, offset by Standard Casualty's investment sales.
Financing activities used $3.0 million in cash during the year ended April 1, 2017, primarily from payments on securitized financings, offset by proceeds from other secured financings and tax benefits from stock option exercises now able to be realized. In the prior year, financing activities used $4.1 million in cash during the year ended, primarily from payments on securitized financings, offset by loan sales accounted for as other secured financings and tax benefits from stock option exercises now able to be realized.
CountryPlace’s securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of April 1, 2017, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at April 1, 2017, consisting of future payments under securitized financings and non-cancelable operating lease agreements. For additional information related to these obligations, see Notes 11 and 14, respectively, to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations:
Securitized financing 2005-1 (1)	$26,410	$4,110	$22,300	$—	$—
Securitized financing 2007-1 (1)	29,118	4,235	24,883	—	—
Commitments for future payments under noncancelable operating leases	11,129	3,470	4,586	2,106	967
Total contractual obligations	$66,657	$11,815	$51,769	$2,106	$967

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

The following table summarizes our contingent commitments at April 1, 2017, consisting of contingent repurchase obligations, letters of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 14 to the Consolidated Financial Statements.

	Contingent Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Repurchase obligations (1)	$46,301	$32,082	$14,219	$—	$—
Letters of credit (2)	7,000	7,000	—	—	—
Construction contingent commitment (3)	11,074	11,074	—	—	—
Total contractual obligations	$64,375	$50,156	$14,219	$—	$—

(1)
Although the repurchase obligations outstanding at April 1, 2017 have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

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
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended April 1, 2017.

Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
On April 23, 2011, the date of the Palm Harbor acquisition (the "Palm Harbor Acquisition Date"), management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans’ contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the Palm Harbor Acquisition Date as an amount that includes interest that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans includes interest that is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue (see Note 5).
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized as net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized as net revenue when earned.
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. We have a reserve for estimated warranties of $15.5 million and $13.4 million at April 1, 2017 and April 2, 2016, respectively. Construction defect claims may arise during a significant period of time after product completion. Although we maintain general liability insurance and reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims exceeding our current levels could have a material adverse effect on our results of operations.
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
The maximum amount for which the Company was contingently liable under such agreements approximated $46.3 million and $46.6 million at April 1, 2017 and April 2, 2016, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.7 million at both April 1, 2017 and April 2, 2016. The Company made payments totaling $79,000 under repurchase commitments during fiscal year 2017 and $393,000 in 2016.
Retailer Volume Rebates. The Company’s manufacturing operations sponsor volume rebate programs under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal years 2017, 2016 or 2015.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At April 1, 2017, the Company evaluated its historical profits earned and forecasted taxable profits and determined that, except for certain state net operating loss deferred tax assets, all other deferred tax assets would be utilized in future periods. A valuation allowance of $18,000 was recorded during fiscal year 2017 against the related deferred tax asset. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits as we have historically and to meet these forecasts in future periods. Changes in events or expectations could result in significant adjustments, which could include the recording of additional valuation allowance and material changes to the provision for income taxes.
Goodwill and Other Intangibles. We test goodwill and indefinite-lived intangibles annually for impairment. Our analysis depends upon a number of judgments, estimates and assumptions. Accordingly, such testing is subject to uncertainties, which could cause the fair value to fluctuate from period to period.
As of April 1, 2017, all of our goodwill is attributable to our factory-built housing reporting unit. We performed our annual goodwill impairment analysis as of April 1, 2017 in accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The analysis determined that the fair value of the reporting unit was greater than the carrying value and thus no further procedures were considered necessary.
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

Other Matters
Related Party Transactions. In July 2015, the Company’s CEO made a payment of $1.1 million to the Company, representing the repayment of performance bonuses related to fiscal 2012, 2014 and 2015 that were determined to be in excess of the 2005 Stock Incentive Plan limits and made to the CEO during those periods.
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
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance-Disclosures about Short-Duration Contracts ("ASU 2015-09"), which would require additional disclosures in annual and interim reporting periods by insurance entities related to liabilities for claims and claim adjustment expenses, and changes in assumptions or methodologies for calculating such liabilities. The Company does not believe that these disclosures are material to the consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 will be effective beginning with the Company's fiscal year 2018 annual report and interim periods thereafter, with early adoption permitted. In this update, entities are required to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

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
We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of April 1, 2017, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$5,026
Commercial loans receivable	$164
Securitized financings	$302
In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of April 1, 2017, CountryPlace had outstanding IRLCs with a notional amount of $17.4 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $0.4 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s evaluation under the criteria in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of April 1, 2017.
The effectiveness of the Company’s internal control over financial reporting as of April 1, 2017, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 1, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited Cavco Industries, Inc. and subsidiaries' internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Cavco Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cavco Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the April 1, 2017 consolidated financial statements of Cavco Industries, Inc. and subsidiaries, and our report dated June 13, 2017 expressed an unqualified opinion thereon.

/s/ RSM US LLP
Phoenix, Arizona
June 13, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see "Election of Directors," and "General - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of this Report, which is incorporated in this Item 10 by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company’s executive compensation, see "Election of Directors," and "Compensation Discussion and Analysis" (other than the "Compensation Committee Report") in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see "Stock Ownership" in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 1, 2017, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	464,930	$68.01	346,202
Equity compensation plans not approved by stockholders	—	—	—
Total	464,930	$68.01	346,202

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see "Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation" of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For a description of principal accounting fees and services, see "Audit Fees" and "Ratification of Appointment of Independent Auditor" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.3*	Amended and Restated Employment Agreement, dated June 30, 2011, between Joseph H. Stegmayer and Cavco	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 5, 2011
10.4*	Executive Officer Incentive Plans for Fiscal Year 2015	Periodic Report on Form 8-K filed on May 8, 2014
10.4.2*	Executive Officer Incentive Plans for Fiscal Year 2016	Periodic Report on Form 8-K filed on June 9, 2015
10.4.3*	Executive Officer Incentive Plans for Fiscal Year 2017	Periodic Report on Form 8-K filed on June 30, 2016
10.5	Distribution Agreement, dated May 30, 2003, among Centex, Cavco Industries, LLC, and Cavco	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.6	Tax Sharing Agreement, dated June 30, 2003, among Centex, Centex’s Affiliates, and Cavco	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.7	Asset Purchase Agreement dated July 2009 by and among FH Holding, Inc., Fleetwood Enterprises, Inc. and certain of its subsidiaries	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 23, 2009
10.8	Shareholders’ Agreement by and among FH Holding, Inc. (now known as Fleetwood Homes, Inc.) and its Shareholders dated August 17, 2009	Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.8.1	First Amendment to Shareholders’ Agreement dated November 30, 2010	Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.8.2	Second Amendment to Shareholders’ Agreement dated June 17, 2011	Exhibit 10.10.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.8.3	Third Amendment to Shareholders’ Agreement dated February 16, 2012	Exhibit 10.10.3 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.8.4	Fourth Amendment to Shareholders’ Agreement dated June 5, 2012	Exhibit 10.10.4 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012
10.9	Debtor-In-Possession Revolving Credit Agreement dated November 29, 2010	Exhibit 10.1 to the Periodic Report on Form 8-K filed on November 29, 2010
10.10	Security Agreement dated November 29, 2010	Exhibit 10.2 to the Periodic Report on Form 8-K filed on November 29, 2010
10.11	Asset Purchase Agreement dated November 29, 2010	Exhibit 10.3 to the Periodic Report on Form 8-K filed on November 29, 2010
10.12	Stock Purchase Agreement, dated June 14, 2013, by and among Third Avenue Trust, a Delaware Trust, the Whitman High Conviction Fund and Cavco Industries, Inc., a Delaware corporation	Exhibit 2.1 to the Periodic Report on Form 8-K filed on June 14, 2013
21	List of Subsidiaries of Cavco	Filed herewith
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

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

CAVCO INDUSTRIES, INC.

Date:	June 13, 2017	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	June 13, 2017
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	June 13, 2017
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	June 13, 2017

/s/ Steven G. Bunger	Director	June 13, 2017

/s/ David A. Greenblatt	Director	June 13, 2017

/s/ Jack Hanna	Director	June 13, 2017

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and subsidiaries (the Company) as of April 1, 2017 and April 2, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavco Industries, Inc. and subsidiaries as of April 1, 2017 and April 2, 2016, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cavco Industries Inc.’s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated June 13, 2017 expressed an unqualified opinion on the effectiveness of Cavco Industries, Inc.'s internal controls over financial reporting.

/s/ RSM US LLP
Phoenix, Arizona
June 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cavco Industries, Inc.
We have audited the accompanying consolidated statements of comprehensive income and cash flows for the year ended March 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Phoenix, Arizona
June 10, 2015

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 1, 2017	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$132,542	$97,766
Restricted cash, current	11,573	10,218
Accounts receivable, net	31,221	29,113
Short-term investments	11,289	10,140
Current portion of consumer loans receivable, net	31,115	21,918
Current portion of commercial loans receivable, net	7,932	3,557
Inventories	93,855	94,813
Prepaid expenses and other current assets	28,033	22,196
Deferred income taxes, current	9,204	8,998
Total current assets	356,764	298,719
Restricted cash	724	1,082
Investments	30,256	28,948
Consumer loans receivable, net	64,686	67,640
Commercial loans receivable, net	17,901	21,985
Property, plant and equipment, net	56,964	55,072
Goodwill and other intangibles, net	80,021	80,389
Total assets	$607,316	$553,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,010	$18,513
Accrued liabilities	109,789	100,314
Current portion of securitized financings and other	6,417	6,262
Total current liabilities	140,216	125,089
Securitized financings and other	51,574	54,909
Deferred income taxes	21,118	20,611
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 8,994,968 and 8,927,989 shares, respectively	90	89
Additional paid-in capital	244,791	241,662
Retained earnings	148,141	110,186
Accumulated other comprehensive income	1,386	1,289
Total stockholders’ equity	394,408	353,226
Total liabilities and stockholders’ equity	$607,316	$553,835
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Net revenue	$773,797	$712,352	$566,659
Cost of sales	615,760	567,907	440,523
Gross profit	158,037	144,445	126,136
Selling, general and administrative expenses	101,231	98,103	87,659
Income from operations	56,806	46,342	38,477
Interest expense	(4,443)	(4,363)	(4,587)
Other income, net	2,918	2,049	3,437
Income before income taxes	55,281	44,028	37,327
Income tax expense	(17,326)	(15,487)	(13,510)
Net income	37,955	28,541	23,817

Comprehensive income:
Net income	$37,955	$28,541	$23,817
Unrealized gain on available-for-sale securities, net of tax	97	785	68
Comprehensive income	38,052	29,326	23,885

Net income per share:
Basic	$4.23	$3.21	$2.69
Diluted	$4.17	$3.15	$2.64
Weighted average shares outstanding:
Basic	8,976,064	8,889,731	8,854,359
Diluted	9,105,743	9,046,347	9,015,779

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Stockholders’ Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2014	8,844,824	$88	$232,081	$57,828	$436	$290,433
Net income	—	—	—	23,817	—	23,817
Unrealized gain on available-for-sale securities	—	—	—	—	68	68
Stock option exercises and associated tax benefits	14,375	1	4,178	—	—	4,179
Stock-based compensation	—	—	1,657	—	—	1,657
Balance, March 28, 2015	8,859,199	89	237,916	81,645	504	320,154
Net income	—	—	—	28,541	—	28,541
Unrealized gain on available-for-sale securities	—	—	—	—	785	785
Stock option exercises and associated tax benefits	68,790	—	1,984			1,984
Stock-based compensation			1,762			1,762
Balance, April 2, 2016	8,927,989	89	241,662	110,186	1,289	353,226
Net income	—	—	—	37,955	—	37,955
Unrealized gain on available-for-sale securities	—	—	—	—	97	97
Stock option exercises and associated tax benefits	66,979	1	1,004	—	—	1,005
Stock-based compensation	—	—	2,125	—	—	2,125
Balance, April 1, 2017	8,994,968	$90	$244,791	$148,141	$1,386	$394,408

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
OPERATING ACTIVITIES
Net income	$37,955	$28,541	$23,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,687	3,922	3,757
Provision for credit losses	792	408	(149)
Deferred income taxes	278	(940)	4,341
Stock-based compensation expense	2,125	1,762	1,657
Non-cash interest income, net	(1,161)	(1,681)	(1,098)
Incremental tax benefits from option exercises	(2,398)	(1,279)	(3,679)
Gain on sale of property, plant and equipment and assets held for sale	(62)	(15)	(1,558)
Gain on investments and sale of loans	(7,179)	(5,836)	(6,263)
Changes in operating assets and liabilities:
Restricted cash	(1,682)	100	(3,092)
Accounts receivable	(2,145)	3,332	(6,205)
Consumer loans receivable originated	(116,662)	(99,314)	(107,957)
Principal payments on consumer loans receivable	11,629	11,717	14,143
Proceeds from sales of consumer loans	104,446	101,130	100,380
Inventories	958	(3,980)	(5,605)
Prepaid expenses and other current assets	(2,779)	(2,325)	(233)
Commercial loans receivable	(373)	(7,515)	3,293
Accounts payable and accrued liabilities	17,365	15,516	10,149
Net cash provided by operating activities	44,794	43,543	25,698
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,295)	(3,519)	(2,210)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	—	(28,121)	—
Proceeds from sale of property, plant and equipment and assets held for sale	145	93	6,035
Purchases of investments	(10,930)	(17,114)	(16,707)
Proceeds from sale of investments	9,018	10,434	10,783
Net cash used in investing activities	(7,062)	(38,227)	(2,099)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	(1,393)	705	500
Incremental tax benefits from exercise of stock options	2,398	1,279	3,679
Proceeds from secured financings and other	4,270	1,383	3,573
Payments on securitized financings and other	(8,231)	(7,514)	(7,703)
Net cash (used in) provided by financing activities	(2,956)	(4,147)	49
Net increase in cash and cash equivalents	34,776	1,169	23,648
Cash and cash equivalents at beginning of year	97,766	96,597	72,949
Cash and cash equivalents at end of year	$132,542	$97,766	$96,597
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$18,106	$15,443	$7,373
Cash paid during the year for interest	$3,402	$3,862	$4,103

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of April 1, 2017, through the date of the filing of this report with the Securities and Exchange Commission ("SEC").
On March 30, 2015, the Company purchased certain manufactured housing assets and liabilities of Chariot Eagle, LLC, which produces park model RVs and manufactured homes distributed in the southeastern United States. On May 1, 2015, the Company also purchased certain manufactured housing assets and liabilities of Fairmont Homes, a premier builder of manufactured and modular homes and park model RVs serving the Midwest, western Great Plains states, the Northeast and several provinces in Canada. These operations include manufactured housing production facilities in Ocala, Florida; Nappanee, Indiana; and two factories in Montevideo, Minnesota, and provided for further operating capacity, increased home production capabilities and distribution in the Southeastern United States.
Subsequent to the end of fiscal year 2017, the Company purchased Lexington Homes, Inc. in April 2017. As such, the results of operations from these operations are not included in our fiscal year 2017 Consolidated Financial Statements. This operation includes a manufactured housing production facility in Lexington, Mississippi and provides for further operating capacity, increased home production capabilities and further distribution into certain markets.
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of independent retailers located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company’s homes to retail customers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace, an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" and "Freddie Mac") seller/servicer, a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer which offers conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Also included is our insurance subsidiary, Standard Casualty, which provides property and casualty insurance to owners of manufactured homes.
Fiscal Year. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company’s current fiscal year consisted of 52 weeks and ended on April 1, 2017. The previous fiscal year, ending April 2, 2016, consisted of 53 weeks.
Accounting Estimates. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the consolidated financial statements.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, commercial loans receivable, accounts payable, certain accrued liabilities and securitized financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of investments classified as available for sale is at fair value as the investments are marked to market (see Note 3). The carrying amount of the Company’s commercial loans receivable fair value is estimated based on the market value of comparable loans. The fair value of consumer loans receivable and securitized financings are both estimated to be greater than carrying value (see Note 17).
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
Some of the Company’s independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended April 1, 2017.
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
Accounts Receivable. The Company extends competitive credit terms on a customer-by-customer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company provides for reserves against accounts receivable for estimated losses that may result from customers' inability to pay. As of April 1, 2017, allowance for doubtful accounts was $7,000, attributable to factory-built housing operations, compared to $75,000 at April 2, 2016.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments include marketable debt and equity securities, which are classified as available-for-sale, and non-marketable equity investments. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of income tax, if applicable. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 3).
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
Prior to being acquired by the Company, CountryPlace completed two securitizations of factory-built housing loan receivableson July 12, 2005 and March 22, 2007. These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with FASB ASC 310, Receivables – Nonrefundable Fees and Other. The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under FASB ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace’s financial statements. Since the Palm Harbor Acquisition Date, the acquired consumer loans receivable and securitized financings are accounted for in a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").

Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company’s judgment of the probable loss exposure on our commercial loans receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $210,000 and $128,000 at April 1, 2017 and April 2, 2016, respectively (see Note 6).
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
CountryPlace has modified payment amounts and/or interest rates for borrowers that, in management’s judgment, exhibited the willingness and ability to continue to pay and meet certain other conditions. CountryPlace considers a modified loan a troubled debt restructuring when three conditions are met: (i) the borrower is experiencing financial difficulty, (ii) concessions are made by CountryPlace that it would not otherwise consider for a borrower with similar risk characteristics, and (iii) the loan was originated after the Palm Harbor Acquisition Date. CountryPlace no longer considers modified loans to be troubled debt restructurings once the modified loan is seasoned for six months, is not delinquent under the modified terms and is at a market rate of interest at the modification date.
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
Assets Held for Sale. As of April 1, 2017, the Company has no assets classified as held for sale.

Property, Plant and Equipment. Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 10 to 39 years; and machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. The Company sold miscellaneous property, plant and equipment in the normal course of business.
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses in fiscal years 2017, 2016 or 2015.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other ("ASC 350"). As such, the Company tests goodwill annually for impairment. The Company has identified two reporting units, factory-built housing and financial services. As of April 1, 2017, all of the Company's goodwill is attributable to its factory-built housing reporting unit. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
The Company performed its annual goodwill impairment analysis as of April 1, 2017 in accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The analysis determined that the fair value of the reporting unit was greater than the carrying value. As a result, no impairment was determined to be necessary for fiscal years 2017 or 2016.
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
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense ("loss") on reported and unreported claims of insured losses. Standard Casualty’s reserving process takes into account known facts and interpretations of circumstances and factors, including Standard’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, Standard Casualty may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $5.2 million as of April 1, 2017, of which $2.6 million related to incurred but not reported ("IBNR") losses.
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
Advertising. Advertising costs are expensed as incurred and were $1.0 million in fiscal year 2017, $0.7 million in fiscal year 2016 and $1.5 million in fiscal year 2015.
Freight. Substantially all freight costs are recovered from the Company’s retailers. Freight charges of $24.3 million were recognized in net revenue and cost of sales in fiscal year 2017, $22.3 million was recognized in fiscal year 2016 and $17.6 million was recognized for in fiscal year 2015.
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
Other Income, net. Other income, net totaled $2.9 million, $2.0 million and $3.4 million for fiscal years 2017, 2016 and 2015, respectively. Other income primarily consists interest related to commercial loan receivable balances and interest income earned on cash balances, gains and losses on the sale of corporate investments and gains and losses or impairment on property, plant and equipment, including assets held for sale or sold.
Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments (see Note 3). Unrealized gains and losses are presented net of tax. Unrealized gain on available-for-sale investments during fiscal year 2017 was $121,000 before tax, with an associated tax amount of $24,000, resulting in a net unrealized gain of $97,000. Unrealized gain on available-for-sale investments during fiscal year 2016 was $1.3 million, offset by tax effect of $539,000, for a net unrealized gain of $785,000. Unrealized gain on available-for-sale investments during fiscal year 2015 was $106,000 before tax, with an associated tax amount of $38,000, resulting in a net unrealized gain of $68,000.
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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 will be effective beginning with the Company's fiscal year 2018 annual report and interim periods thereafter, with early adoption permitted. In this update, entities are required to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard impacts presentation only, the adoption of ASU 2015-17 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.
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

2. Restricted Cash
Restricted cash consists of the following (in thousands):

	April 1, 2017	April 2, 2016
Cash related to CountryPlace customer payments to be remitted to third parties	$9,998	$8,419
Cash related to CountryPlace customers payments on securitized loans to be remitted to bondholders	1,391	1,747
Cash related to workers’ compensation insurance held in trust	354	728
Other restricted cash	554	406
	$12,297	$11,300
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.
3. Investments
Investments consist of the following (in thousands):

	April 1, 2017	April 2, 2016
Available-for-sale investment securities	$24,162	$24,247
Non-marketable equity investments	17,383	14,841
	$41,545	$39,088
Non-marketable equity investments includes $15.0 million as of April 1, 2017 and April 2, 2016, of contributions to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable investments include investments in other distribution operations.
The following tables summarize the Company’s available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$650	$—	$(1)	$649
Residential mortgage-backed securities	5,646	3	(90)	5,559
State and political subdivision debt securities	7,195	145	(117)	7,223
Corporate debt securities	1,698	4	(23)	1,679
Marketable equity securities	5,752	2,430	(130)	8,052
Certificates of deposit	1,000	—	—	1,000
	$21,941	$2,582	$(361)	$24,162

	April 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$1,002	$—	$(3)	$999
Residential mortgage-backed securities	5,866	13	(60)	5,819
State and political subdivision debt securities	7,231	239	(49)	7,421
Corporate debt securities	1,166	4	(6)	1,164
Marketable equity securities	5,882	2,374	(412)	7,844
Certificates of deposit	1,000	—	—	1,000
	$22,147	$2,630	$(530)	$24,247

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	April 1, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$349	$(1)	$—	$—	$349	$(1)
Residential mortgage-backed securities	3,449	(38)	1,962	(52)	5,411	(90)
State and political subdivision debt securities	1,948	(36)	2,084	(81)	4,032	(117)
Corporate debt securities	1,424	(23)	—	—	1,424	(23)
Marketable equity securities	1,393	(90)	157	(40)	1,550	(130)
	$8,563	$(188)	$4,203	$(173)	$12,766	$(361)

	April 2, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$699	$(3)	$699	$(3)
Residential mortgage-backed securities	3,436	(27)	898	(33)	4,334	(60)
State and political subdivision debt securities	1,865	(29)	1,257	(20)	3,122	(49)
Corporate debt securities	763	(6)	—	—	763	(6)
Marketable equity securities	1,780	(324)	152	(88)	1,932	(412)
	$7,844	$(386)	$3,006	$(144)	$10,850	$(530)
Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at April 1, 2017.

As of April 1, 2017, the Company’s investments in marketable equity securities consist of investments in common stock of industrial and other companies.
As of April 2, 2016, the Company’s investments in marketable equity securities consisted of investments in common stock of industrial and other companies ($7.7 million of the total fair value and $409,000 of the total unrealized losses) and bank trust, insurance, and public utility companies ($100,000 of the total fair value and $3,000 of the total unrealized losses).
The amortized cost and fair value of the Company’s investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	April 1, 2017
	Amortized Cost	Fair Value
Due in less than one year	$2,251	$2,238
Due after one year through five years	3,724	3,678
Due after five years through ten years	3,408	3,311
Due after ten years	5,806	5,883
	$15,189	$15,110
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for fiscal years 2017 and 2016 were approximately $1.1 million and $431,000, respectively. Gross losses realized were approximately $413,000 and $385,000 for fiscal years 2017 and 2016, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	April 1, 2017	April 2, 2016
Raw materials	$31,506	$28,764
Work in process	11,768	10,755
Finished goods and other	50,581	55,294
	$93,855	$94,813

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

	April 1, 2017	April 2, 2016
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$60,513	$68,951
Loans held for investment (originated after Palm Harbor Acquisition Date)	11,108	6,120
Loans held for sale	18,570	8,765
Construction advances	6,957	6,566
Consumer loans receivable	97,148	90,402
Deferred financing fees and other, net	(1,347)	(844)
Consumer loans receivable, net	$95,801	$89,558
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

	April 1, 2017	April 2, 2016
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$142,391	$166,793
Purchase discount:
Accretable	(56,686)	(69,053)
Non-accretable difference	(25,032)	(28,536)
Less consumer loans receivable reclassified as other assets	(160)	(253)
Total acquired consumer loans receivable held for investment, net	$60,513	$68,951

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

	April 1, 2017	April 2, 2016
Prepayment rate	13.8%	13.0%
Default rate	1.1%	1.0%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of April 1, 2017, would decrease by approximately $1.8 million and $4.8 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Year Ended
	April 1, 2017	April 2, 2016
Balance at the beginning of the period	$69,053	$73,202
Additions	—	—
Accretion	(9,621)	(10,720)
Reclassifications from (to) nonaccretable discount	(2,746)	6,571
Balance at the end of the period	$56,686	$69,053

The consumer loans held for investment have the following characteristics:

	April 1, 2017	April 2, 2016
Weighted average contractual interest rate	8.87%	9.05%
Weighted average effective interest rate	9.35%	9.39%
Weighted average months to maturity	165	170
The Company's consumer loans receivable balance consists of fixed-rate, fixed-term and fully-amortizing single-family home loans. These loans are either secured by a manufactured home, excluding the land upon which the home is located (chattel personal property loans), or by a combination of the home and the land upon which the home is located (real property mortgage loans). The real property mortgage loans are primarily for manufactured homes. Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs"), and those that are non-conforming. In most instances, CountryPlace’s loans are secured by a first-lien position and are provided for the consumer purchase of a home. Unsecuritized consumer loans held for investment include chattel personal property loans originated under the Company's chattel lending programs. Accordingly, CountryPlace classifies its loans receivable as follows: chattel loans, conforming mortgages, non-conforming mortgages and other loans.
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

The following table disaggregates CountryPlace’s gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	April 1, 2017
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$705	$411	$393	$—	$—	$1,509
620-719	11,681	8,072	5,406	—	697	25,856
720+	12,748	7,800	5,081	—	3,097	28,726
Other	51	—	433	—	—	484
Subtotal	25,185	16,283	11,313	—	3,794	56,575
Conforming mortgages
0-619	—	—	161	261	99	521
620-719	—	—	1,792	4,231	10,553	16,576
720+	—	—	247	2,465	4,124	6,836
Subtotal	—	—	2,200	6,957	14,776	23,933
Non-conforming mortgages
0-619	86	435	1,327	—	—	1,848
620-719	1,242	4,947	3,372	—	—	9,561
720+	1,527	2,909	484	—	—	4,920
Other	—	—	299	—	—	299
Subtotal	2,855	8,291	5,482	—	—	16,628
Other loans
Subtotal	—	—	12	—	—	12
	$28,040	$24,574	$19,007	$6,957	$18,570	$97,148

	April 2, 2016
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$776	$543	$336	$—	$—	$1,655
620-719	13,139	9,100	3,683	—	96	26,018
720+	14,751	9,409	2,324	—	215	26,699
Other	55	—	447	—	—	502
Subtotal	28,721	19,052	6,790	—	311	54,874
Conforming mortgages
0-619	—	—	164	95	171	430
620-719	—	—	1,428	3,355	5,847	10,630
720+	—	—	320	3,116	2,436	5,872
Subtotal	—	—	1,912	6,566	8,454	16,932
Non-conforming mortgages
0-619	88	585	1,392	—	—	2,065
620-719	1,365	5,290	3,664	—	—	10,319
720+	1,684	3,382	826	—	—	5,892
Other	—	—	307	—	—	307
Subtotal	3,137	9,257	6,189	—	—	18,583
Other loans
Subtotal	—	—	13	—	—	13
	$31,858	$28,309	$14,904	$6,566	$8,765	$90,402
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-three percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 12% is concentrated in Florida. No other state had concentrations in excess of 10% of the principal balance of the consumer loan receivable as of April 1, 2017.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.2 million and $707,000 as of April 1, 2017 and April 2, 2016, respectively, and are included in prepaid and other assets in the consolidated balance sheets. Foreclosure or similar proceedings in progress totaled approximately $694,000 and $340,000 as of April 1, 2017 and April 2, 2016, respectively.
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
Commercial loans receivable, net, consist of the following by class of financing notes receivable (in thousands):

	April 1, 2017	April 2, 2016
Direct loans receivable	$24,959	$24,392
Participation loans receivable	1,084	1,278
Allowance for loan loss	(210)	(128)
	$25,833	$25,542
The commercial loans receivable balance has the following characteristics:

	April 1, 2017	April 2, 2016
Weighted average contractual interest rate	5.6%	6.9%
Weighted average months to maturity	6	9
The Company evaluates the potential for loss from its participation loan programs based on the independent lender’s overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either April 1, 2017 or April 2, 2016.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related loans receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $210,000 and $128,000 at April 1, 2017 and April 2, 2016, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Year Ended
	April 1, 2017	April 2, 2016
Balance at beginning of period	$128	$73
Provision for commercial loan credit losses	82	55
Loans charged off, net of recoveries	—	—
Balance at end of period	$210	$128
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Commercial loans receivable:
Collectively evaluated for impairment	$13,688	$12,761	$—	$—
Individually evaluated for impairment	11,271	11,631	1,084	1,278
	$24,959	$24,392	$1,084	$1,278
Allowance for loan loss:
Collectively evaluated for impairment	$(137)	$(128)	$—	$—
Individually evaluated for impairment	(73)	—	—	—
	$(210)	$(128)	$—	$—
Loans are subject to regular review and are given management’s attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company’s policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At April 1, 2017, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At April 1, 2017, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company’s commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Risk profile based on payment activity:
Performing	$24,886	$24,392	$1,084	$1,278
Watch list	—	—	—	—
Nonperforming	73	—	—	—
	$24,959	$24,392	$1,084	$1,278

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	April 1, 2017	April 2, 2016
Arizona	21.3%	13.3%
Oregon	15.7%	5.4%
Texas	11.0%	33.2%
California	11.0%	5.4%
Indiana	10.7%	7.1%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable in any other states as of April 1, 2017 or April 2, 2016, respectively.
The Company had concentrations of commercial loans receivable with one independent third-party and its affiliates that equaled 23% and 32% of the principal balance outstanding, all of which was secured, as of April 1, 2017 and April 2, 2016, respectively.
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

	April 1, 2017	April 2, 2016
Property, plant and equipment, at cost:
Land	$22,897	$22,719
Buildings and improvements	34,180	32,230
Machinery and equipment	21,618	19,533
	78,695	74,482
Accumulated depreciation	(21,731)	(19,410)
Property, plant and equipment, net	$56,964	$55,072
As of April 2, 2016, the Company had land and buildings and improvements under capital lease of $240,000 and $3.0 million, respectively, which are included in the amounts above. On September 20, 2016, the Company purchased the assets under the capital lease, terminating the lease arrangement.
8. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During fiscal years 2017, 2016 and 2015, no impairments were recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 7 to 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	April 1, 2017			April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,753	$—	$69,753	$69,753	$—	$69,753
Trademarks and trade names	7,000	—	7,000	7,000	—	7,000
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	77,853	—	77,853	77,853	—	77,853
Finite lived:
Customer relationships	7,100	(5,543)	1,557	7,100	(5,329)	1,771
Other	1,384	(773)	611	1,384	(619)	765
Total goodwill and other intangible assets	$86,337	$(6,316)	$80,021	$86,337	$(5,948)	$80,389
Amortization expense recognized on intangible assets was $368,000 during fiscal year 2017, $454,000 during fiscal year 2016 and $1.4 million during fiscal year 2015.
Expected amortization for future fiscal years is as follows (in thousands):

2018	$368
2019	324
2020	320
2021	318
2022	245

9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 1, 2017	April 2, 2016
Salaries, wages and benefits	$22,029	$20,675
Unearned insurance premiums	17,488	15,528
Customer deposits	15,986	14,039
Estimated warranties	15,479	13,371
Company repurchase options on certain loans sold	5,858	3,497
Accrued volume rebates	5,686	4,647
Insurance loss reserves	5,239	5,990
Accrued insurance	4,113	3,969
Deferred margin	2,906	2,823
Reserve for repurchase commitments	1,749	1,660
Accrued Taxes	1,682	1,282
Capital Lease Obligation	—	2,387
Other	11,574	10,446
	$109,789	$100,314
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

	April 1, 2017	April 2, 2016	March 28, 2015
Balance at beginning of period	$13,371	$9,953	$9,262
Purchase accounting additions	—	1,111	—
Charged to costs and expenses	24,282	21,133	13,083
Payments and deductions	(22,174)	(18,826)	(12,392)
Balance at end of period	$15,479	$13,371	$9,953

11. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	April 1, 2017	April 2, 2016
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$23,756	$27,481
Securitized financing 2007-1	25,728	28,859
Other secured financings	4,987	4,831
Secured Term Loan	3,520	—
Total securitized financings and other, net	$57,991	$61,171
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

	April 1, 2017	April 2, 2016
Securitized financings – contractual amount	$57,120	$68,673
Purchase Discount
Accretable	(7,636)	(12,333)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$49,484	$56,340
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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	April 1, 2017	April 2, 2016
Balance at the beginning of the period	$12,333	$12,128
Additions	—	—
Accretion	(3,724)	(3,579)
Adjustment to cash flows	(973)	3,784
Balance at the end of the period	$7,636	$12,333
On July 12, 2005, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of April 1, 2017, the Class A-1, Class A-2 and Class A-3 bonds have been retired.
On March 22, 2007, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of April 1, 2017, the Class A-1 and Class A-2 bonds have been retired.
CountryPlace’s securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of April 1, 2017, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
On October 24, 2016, the Company entered into an agreement with an independent third party bank for a $10.0 million secured credit facility with a one year drawn period and a maturity date of October 24, 2027. The proceeds are used by the Company to originate and hold consumer chattel loans secured by manufactured homes, which are pledged as collateral to the facility. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance with the Company providing the remaining funds. The facility has a floating interest rate during a one year warehouse period in which the Company has the option to convert all or a portion of the loan to a fixed rate. During the warehouse period, the facility bears interest at an annual rate of the average one month LIBOR rates plus 3.50%. Upon conversion, converted balances bear interest at an annual rate of 10 year US Treasury bonds plus 2.75%. Payments are based on a 20 year amortization schedule with a balloon payment due upon maturity.

Scheduled maturities for future fiscal years of the Company’s debt obligations consist of the following (in thousands):

2018	$6,409
2019	5,414
2020	39,826
2021	659
2022	612
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Year Ended		Year Ended
	April 1, 2017		April 2, 2016
	Written	Earned	Written	Earned
Direct premiums	$16,528	$15,919	$15,595	$14,764
Assumed premiums—nonaffiliate	25,332	23,908	22,580	21,191
Ceded premiums—nonaffiliate	(12,247)	(12,247)	(11,088)	(11,088)
Net premiums	$29,613	$27,580	$27,087	$24,867
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $200,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $100,000 per claim on typical policies. After this limit, amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.5 million per occurrence up to a maximum of $43.5 million in the aggregate.
Purchasing reinsurance contracts protects Standard Casualty from frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time.

13. Income Taxes
The provision for income taxes for fiscal years 2017, 2016 and 2015 were as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Current
Federal	$15,924	$15,070	$8,277
State	1,131	1,350	882
Total current	17,055	16,420	9,159
Deferred
Federal	(13)	(987)	3,937
State	284	54	414
Total deferred	271	(933)	4,351
Total income tax provision	$17,326	$15,487	$13,510
A reconciliation of income taxes computed by applying the expected federal statutory income tax rates of 35% for fiscal years 2017, 2016 and 2015 to income before income taxes to the total income tax provision reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Federal income tax at statutory rate	$19,348	$15,410	$13,065
Tax credits	(1,826)	(941)	(374)
State income taxes, net of federal benefit	1,428	1,427	1,104
Domestic production activities deduction	(1,422)	(889)	(561)
Other	(202)	480	276
Total income tax provision	$17,326	$15,487	$13,510

Net current deferred tax assets and net long-term deferred tax liabilities were as follows (in thousands):

	April 1, 2017	April 2, 2016
Net current deferred tax assets (liabilities)
Warranty reserves	$5,784	$5,019
Prepaid expenses	(2,494)	(1,472)
Salaries and wages	2,375	2,501
Inventory	1,466	1,510
Deferred revenue	1,374	1,206
Policy acquisition costs	(1,001)	(1,201)
Other	1,700	1,435
	$9,204	$8,998
Net long-term deferred tax (liabilities) assets
Goodwill	$(24,847)	$(24,635)
Loan discount	6,419	7,546
Property, plant, equipment and depreciation	(4,569)	(4,621)
Stock based compensation	3,054	2,784
Other intangibles	(2,382)	(2,418)
Deferred margin	1,627	1,562
Other	(420)	(829)
	$(21,118)	$(20,611)
The effective income tax rate for the current year was positively impacted by the timing of certain tax credits and deductions. As Cavco’s taxable income has grown, we have realized additional benefit from tax deductions established to favor domestic manufacturing operations. We also received benefit from tax credits, including research and development, fuel, energy efficient home and work opportunity tax credits.
The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2017, 2016 and 2015, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. At April 1, 2017, the Company has state net operating loss carryforwards that total $2.8 million, that began to expire in 2015. As a result, the Company recorded an $18,000 valuation allowance against the related deferred tax asset.
The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740 which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At April 1, 2017, the Company evaluated its historical profits earned and forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits as we have historically and to meet these forecasts in future periods.

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

The maximum amount for which the Company was liable under such agreements approximated $46.3 million and $46.6 million at April 1, 2017 and April 2, 2016, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $1.7 million at April 1, 2017 and April 2, 2016. Activity in the liability for estimated repurchase contingencies was as follows for fiscal years 2017, 2016 and 2015 (in thousands):

	Fiscal Year
	2017	2016	2015
Balance at beginning of period	$1,660	$2,240	$1,845
(Credited) Charged to costs and expenses	168	(187)	522
Payments and deductions	(79)	(393)	(127)
Balance at end of period	$1,749	$1,660	$2,240
Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $5.3 million, $5.1 million and $4.5 million for the fiscal years ended April 1, 2017, April 2, 2016 and March 28, 2015, respectively. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at April 1, 2017, are as follows (in thousands):

2018	$3,470
2019	2,637
2020	1,949
2021	1,442
2022 and thereafter	1,631
$11,129
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	April 1, 2017	April 2, 2016
Construction loan contract amount	$18,031	$15,109
Cumulative advances	(6,957)	(6,566)
Remaining construction contingent commitment	$11,074	$8,543
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer and CountryPlace’s ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $885,000 and $785,000 as of April 1, 2017 and April 2, 2016, respectively, included in accrued liabilities, reflects management’s estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the year ended April 1, 2017, no claim request resulted in an indemnification agreements being executed.
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
As of April 1, 2017 CountryPlace had outstanding IRLCs with a notional amount of $17.4 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During fiscal years 2017, 2016 and 2015, CountryPlace recognized a gain of $27,000, a loss of $11,000 and a gain of $34,000, respectively, on the outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of April 1, 2017 CountryPlace had $34.5 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the years ended April 1, 2017 and April 2, 2016, CountryPlace recognized a loss of $55,000, a gain of $23,000 and a loss of $78,000, respectively, on forward sales and whole loan sale commitments.
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
15. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company’s common stock, of which 346,202 shares were still available for grant. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). Stock option compensation expense, including restricted stock, decreased income before income taxes by approximately $2.1 million, $1.8 million and $1.7 million for fiscal years 2017, 2016 and 2015, respectively. As of April 1, 2017, total unrecognized compensation cost related to stock options was approximately $4.0 million and the related weighted-average period over which it is expected to be recognized is approximately 3.47 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal years 2017, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 29, 2014	443,900	$37.98
Granted	80,730	78.35
Exercised	(14,375)	34.76
Canceled or expired	(3,275)	51.13
Options outstanding at March 28, 2015	506,980	$44.42	3.29	$15,836
Granted	90,500	75.27
Exercised	(104,500)	33.46
Canceled or expired	(1,000)	75.90
Options outstanding at April 2, 2016	491,980	$51.91	3.28	$35,906
Granted	116,850	98.93
Exercised	(121,275)	30.02
Canceled or expired	(22,625)	80.21
Options outstanding at April 1, 2017	464,930	$68.01	3.83	$42,194

Exercisable at March 28, 2015	347,750	$36.17	2.36	$13,537
Exercisable at April 2, 2016	320,975	$41.01	2.09	$24,786
Exercisable at April 1, 2017	244,025	$50.77	2.29	$23,626
The weighted-average estimated fair value of employee stock options granted during fiscal years 2017, 2016 and 2015 were $35.55, $27.83 and $30.11, respectively. The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $7.8 million, $4.9 million and $593,000, respectively.
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

	Fiscal Year
	2017	2016	2015
Volatility	38.3%	39.8%	42.4%
Risk-free interest rate	1.1%	1.5%	1.5%
Dividend yield	—%	—%	—%
Expected option life in years	5.24	5.03	4.87

In fiscal 2017, the Company utilized historic option activity when estimating the expected term of options granted. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying cash dividends and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost only for those awards that are expected to vest. The Company recognizes stock-based compensation expense using the straight-line attribution method.
16. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2017, 2016 and 2015 (dollars in thousands, except per share amounts):

	Fiscal Year
	2017	2016	2015
Net income attributable to Cavco common stockholders	$37,955	$28,541	$23,817
Weighted average shares outstanding:
Basic	8,976,064	8,889,731	8,854,359
Common stock equivalents—treasury stock method	129,679	156,616	161,420
Diluted	9,105,743	9,046,347	9,015,779
Net income per share attributable to Cavco common stockholders:
Basic	$4.23	$3.21	$2.69
Diluted	$4.17	$3.15	$2.64
There were 9,766 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended April 1, 2017, 11,161 for the year ended April 2, 2016 and 2,669 for the year ended March 28, 2015.

17. Fair Value Measurements
The book value and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	April 1, 2017		April 2, 2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale investment securities (1)	$24,162	$24,162	$24,247	$24,247
Non-marketable equity investments (2)	17,383	17,383	14,841	14,841
Consumer loans receivable (3)	95,801	121,021	89,558	126,077
Interest rate lock commitment derivatives (4)	35	35	8	8
Forward loan sale commitment derivatives (4)	(86)	(86)	(31)	(31)
Commercial loans receivable (5)	25,833	25,841	25,542	25,688
Securitized financings and other (6)	(57,991)	(61,270)	(61,171)	(60,220)
Mortgage servicing rights (7)	1,110	1,110	803	803

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

(3)
Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale are estimated based on recent GSE mortgage-backed bond prices. The fair value of the construction advances approximates book value and the sales price of these loans is estimated based on construction completed.

(4)	The fair values are based on changes in GSE mortgage-backed bond prices, and additionally for IRLCs, pull through rates.

(5)	The fair value is estimated using market interest rates of comparable loans.

(6)	The fair value is estimated using recent public transactions of similar asset-backed securities.

(7)	The fair value of the mortgage servicing rights is based on the present value of expected net cash flows related to servicing these loans.
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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	April 1, 2017
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$649	$—	$649	$—
Mortgage-backed securities (1)	5,559	—	5,559	—
Securities issued by states and political subdivisions (1)	7,223	—	7,223	—
Corporate debt securities (1)	1,679	—	1,679	—
Marketable equity securities (1)	8,052	8,052	—	—
Interest rate lock commitment derivatives (2)	35	—	—	35
Forward loan sale commitment derivatives (2)	(86)	—	—	(86)
Mortgage servicing rights (3)	1,110	—	—	1,110

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the year ended April 1, 2017. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	April 1, 2017
	Total	Level 1	Level 2	Level 3
Loans held for investment	$94,434	$—	$—	$94,434
Loans held for sale	19,630	—	—	19,630
Loans held—construction advances	6,957	—	—	6,957
Commercial loans receivable	25,841	—	—	25,841
Securitized financings	(61,270)	—	(61,270)	—
Non-marketable equity investments	17,383	—	—	17,383

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of April 1, 2017. As noted above, activity in the manufactured housing asset backed securities market is infrequent, with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company recorded no impairment charges on assets held for sale or used in operations during the fiscal years ended April 1, 2017 and April 2, 2016.
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

	April 1, 2017	April 2, 2016
Number of loans serviced with MSRs	4,041	3,728
Weighted average servicing fee (basis points)	31.42	30.43
Capitalized servicing multiple	74.79%	61.65%
Capitalized servicing rate (basis points)	23.50	18.76
Serviced portfolio with MSRs (in thousands)	$472,492	$428,324
Mortgage servicing rights (in thousands)	$1,110	$803
18. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $300,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $13.8 million, $15.7 million and $6.6 million for fiscal years 2017, 2016 and 2015, respectively.
The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2016, the Company match was 20% of the first 4% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $728,000, $567,000 and $411,000 for fiscal years 2017, 2016 and 2015, respectively.
19. Related Party Transactions
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

20. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Fiscal Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Net revenue:
Factory-built housing	$720,971	$655,148	$513,707
Financial services	52,826	57,204	52,952
	$773,797	$712,352	$566,659
Net revenue for financial services consists of:
Consumer finance	$20,517	$20,240	$19,571
Insurance	32,309	36,964	33,381
	$52,826	$57,204	$52,952
Income before income taxes:
Factory-built housing	$46,840	$35,440	$25,133
Financial services	8,441	8,588	12,194
	$55,281	$44,028	$37,327
Depreciation:
Factory-built housing	$3,221	$3,376	$2,307
Financial services	98	92	71
	$3,319	$3,468	$2,378
Amortization:
Factory-built housing	$167	$253	$1,178
Financial services	201	201	201
	$368	$454	$1,379
Income tax expense:
Factory-built housing	$14,349	$12,369	$9,160
Financial services	2,977	3,118	4,350
	$17,326	$15,487	$13,510
Capital expenditures:
Factory-built housing	$5,281	$3,443	$2,084
Financial services	14	76	126
	$5,295	$3,519	$2,210

	April 1, 2017	April 2, 2016
Total assets:
Factory-built housing	$427,022	$382,176
Financial services	180,294	171,659
	$607,316	$553,835

21. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2017 and 2016.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended April 1, 2017
Net revenue	$185,141	$188,348	$202,310	$197,998	$773,797
Gross profit	33,252	39,107	43,544	42,134	158,037
Net income	5,443	9,341	12,283	10,888	37,955
Net income per share:
Basic	$0.61	$1.04	$1.37	$1.21	$4.23
Diluted	$0.60	$1.03	$1.35	$1.19	$4.17
Fiscal year ended April 2, 2016
Net revenue	$161,668	$191,964	$181,427	$177,293	$712,352
Gross profit	31,834	39,555	36,390	36,666	144,445
Net income	5,385	8,070	8,098	6,988	28,541
Net income per share:
Basic	$0.61	$0.91	$0.91	$0.78	$3.21
Diluted	$0.60	$0.89	$0.89	$0.77	$3.15