Form 10-Q
period 2017-07-01
CAVCO INDUSTRIES INC
filed 2017-08-08
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2017, 9,019,445 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
July 1, 2017

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 1, 2017	April 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,509	$132,542
Restricted cash, current	13,323	11,573
Accounts receivable, net	34,490	31,221
Short-term investments	12,386	11,289
Current portion of consumer loans receivable, net	33,159	31,115
Current portion of commercial loans receivable, net	7,380	7,932
Inventories	99,080	93,855
Prepaid expenses and other current assets	27,317	28,033
Deferred income taxes, current	—	9,204
Total current assets	356,644	356,764
Restricted cash	725	724
Investments	30,440	30,256
Consumer loans receivable, net	65,220	64,686
Commercial loans receivable, net	18,910	17,901
Property, plant and equipment, net	57,587	56,964
Goodwill and other intangibles, net	80,129	80,021
Total assets	$609,655	$607,316
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,003	$24,010
Accrued liabilities	111,226	109,789
Current portion of securitized financings and other	6,149	6,417
Total current liabilities	142,378	140,216
Securitized financings and other	51,440	51,574
Deferred income taxes	11,429	21,118

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 9,018,820 and 8,994,968 shares, respectively	90	90
Additional paid-in capital	243,524	244,791
Retained earnings	159,963	148,141
Accumulated other comprehensive income	831	1,386
Total stockholders' equity	404,408	394,408
Total liabilities and stockholders' equity	$609,655	$607,316
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Net revenue	$206,816	$185,141
Cost of sales	164,850	151,889
Gross profit	41,966	33,252
Selling, general and administrative expenses	26,305	24,687
Income from operations	15,661	8,565
Interest expense	(1,048)	(1,161)
Other income, net	1,038	1,026
Income before income taxes	15,651	8,430
Income tax expense	(3,898)	(2,987)
Net income	$11,753	$5,443

Comprehensive income:
Net income	$11,753	$5,443
Unrealized loss on available-for-sale securities, net of tax	(555)	(55)
Comprehensive income	$11,198	$5,388

Net income per share:
Basic	$1.30	$0.61
Diluted	$1.28	$0.60
Weighted average shares outstanding:
Basic	9,006,999	8,937,265
Diluted	9,162,491	9,085,042

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
OPERATING ACTIVITIES
Net income	$11,753	$5,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974	946
Provision for credit losses	27	85
Deferred income taxes	(62)	(91)
Stock-based compensation expense	513	370
Non-cash interest income, net	(254)	(315)
Incremental tax benefits from option exercises	—	(1,946)
Gain on sale of property, plant and equipment, net	(64)	(22)
Gain on sale of loans and investments, net	(2,110)	(2,171)
Changes in operating assets and liabilities:
Restricted cash	(1,798)	(296)
Accounts receivable	(1,974)	791
Consumer loans receivable originated	(34,389)	(25,622)
Principal payments on consumer loans receivable	3,135	3,007
Proceeds from sales of consumer loans	29,252	25,800
Inventories	(3,727)	17
Prepaid expenses and other current assets	2,426	(1,176)
Commercial loans receivable	(469)	(1,572)
Accounts payable and accrued liabilities	(3,280)	4,953
Net cash (used in) provided by operating activities	(47)	8,201
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(594)	(1,890)
Payments for Lexington Homes, net	(564)	—
Proceeds from sale of property, plant and equipment	387	25
Purchases of investments	(1,646)	(2,440)
Proceeds from sale of investments	1,809	3,093
Net cash used in investing activities	(608)	(1,212)
FINANCING ACTIVITIES
Payments from exercise of stock options	(1,780)	(2,287)
Incremental tax benefits from exercise of stock options	—	1,946
Proceeds from secured financings and other	1,505	294
Payments on securitized financings	(2,103)	(2,214)
Net cash used in financing activities	(2,378)	(2,261)
Net (decrease) increase in cash and cash equivalents	(3,033)	4,728
Cash and cash equivalents at beginning of the period	132,542	97,766
Cash and cash equivalents at end of the period	$129,509	$102,494
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,118	$3,734
Cash paid during the year for interest	$767	$904
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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended April 1, 2017, filed with the SEC on June 13, 2017.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company's current fiscal year will end on March 31, 2018.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable modular homes, manufactured homes and park model RVs in 20 factories located throughout the United States, which are sold to a network of independent retailers, through the Company's 42 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer which offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Standard Casualty provides property and casualty insurance to owners of manufactured homes.
On April 3, 2017, the Company acquired Lexington Homes, Inc. ("Lexington"), which produces manufactured homes distributed in the Southeastern United States. This operation includes a manufactured housing production facility in Lexington, Mississippi and provides for further operating capacity, increased home production capabilities and further distribution into certain markets. The acquisition was accounted for as a business combination and the results of operations have been included since the date of acquisition. Our purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including additional information relating to tax matters and finalization of our valuation of identified intangible assets. Pro forma results of operations for the acquisition during the current period has not been presented because the effects of the business combination were not material to our consolidated results of operations.

Recent Accounting Pronouncements. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 became effective in fiscal year 2018. Therefore, we presented all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Prior period was not retrospectively adjusted. In addition, in March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"), which also became effective in fiscal year 2018. As a result of this required implementation, excess tax benefits are recorded on exercises of stock options as a reduction of income tax expense in the consolidated statement of comprehensive income, whereas they were previously recognized in equity.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. Accordingly, the updated standard is effective for us beginning with the first quarter of the Company's fiscal year 2019. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"), which requires the premium on callable debt securities to be amortized to the earliest call date as opposed to the contractual life of the security. ASU 2017-08 will be effective beginning with the first quarter of the Company's fiscal year 2020. The Company is currently evaluating the effect ASU 2017-08 will have on the Company's Consolidated Financial Statements and disclosures.
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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	July 1, 2017	April 1, 2017
Cash related to CountryPlace customer payments to be remitted to third parties	$11,706	$9,998
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,344	1,391
Cash related to workers' compensation insurance held in trust	354	354
Other restricted cash	644	554
	$14,048	$12,297
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.
3. Investments
Investments consist of the following (in thousands):

	July 1, 2017	April 1, 2017
Available-for-sale investment securities	$24,934	$24,162
Non-marketable equity investments	17,892	17,383
	$42,826	$41,545

The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	July 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$350	$—	$(1)	$349
Residential mortgage-backed securities	5,838	3	(90)	5,751
State and political subdivision debt securities	6,920	165	(114)	6,971
Corporate debt securities	1,694	7	(9)	1,692
Marketable equity securities	6,058	1,463	(112)	7,409
Certificates of deposit	2,762	—	—	2,762
	$23,622	$1,638	$(326)	$24,934

	April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$650	$—	$(1)	$649
Residential mortgage-backed securities	5,646	3	(90)	5,559
State and political subdivision debt securities	7,195	145	(117)	7,223
Corporate debt securities	1,698	4	(23)	1,679
Marketable equity securities	5,752	2,430	(130)	8,052
Certificates of deposit	1,000	—	—	1,000
	$21,941	$2,582	$(361)	$24,162

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	July 1, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$349	$(1)	$—	$—	$349	$(1)
Residential mortgage-backed securities	3,292	(30)	2,320	(60)	5,612	(90)
State and political subdivision debt securities	1,688	(21)	2,077	(93)	3,765	(114)
Corporate debt securities	884	(9)	—	—	884	(9)
Marketable equity securities	794	(81)	94	(31)	888	(112)
	$7,007	$(142)	$4,491	$(184)	$11,498	$(326)

	April 1, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$349	$(1)	$—	$—	$349	$(1)
Residential mortgage-backed securities	3,449	(38)	1,962	(52)	5,411	(90)
State and political subdivision debt securities	1,948	(36)	2,084	(81)	4,032	(117)
Corporate debt securities	1,424	(23)	—	—	1,424	(23)
Marketable equity securities	1,393	(90)	157	(40)	1,550	(130)
	$8,563	$(188)	$4,203	$(173)	$12,766	$(361)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at July 1, 2017.
As of July 1, 2017 and April 1, 2017, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies.

The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	July 1, 2017
	Amortized Cost	Fair Value
Due in less than one year	$2,230	$2,215
Due after one year through five years	3,736	3,682
Due after five years through ten years	2,764	2,703
Due after ten years	6,072	6,163
	$14,802	$14,763
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three months ended July 1, 2017 were approximately $165,000. Gross losses realized were approximately $61,000 for the three months ended July 1, 2017. Gross gains realized on the sales of investment securities for the three months ended July 2, 2016 were approximately $453,000. Gross losses realized were approximately $149,000 for the three months ended July 2, 2016.
4. Inventories
Inventories consist of the following (in thousands):

	July 1, 2017	April 1, 2017
Raw materials	$33,745	$31,506
Work in process	11,765	11,768
Finished goods and other	53,570	50,581
	$99,080	$93,855
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

	July 1, 2017	April 1, 2017
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$58,373	$60,513
Loans held for investment (originated after Palm Harbor Acquisition Date)	12,927	11,108
Loans held for sale	19,283	18,570
Construction advances	9,187	6,957
Consumer loans receivable	99,770	97,148
Deferred financing fees and other, net	(1,154)	(1,095)
Allowance for loan losses	(237)	(252)
Consumer loans receivable, net	$98,379	$95,801

The allowance for loan losses is developed at a loan level and allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the loan characteristics, and historical loss experience. The Company then makes a determination of the best estimate within the range of loan losses. The allowance for loan losses reflects the Company’s judgment of the probable loss exposure on its loans held for investment portfolio.
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

	July 1, 2017	April 1, 2017
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$136,927	$142,391
Purchase discount
Accretable	(54,912)	(56,686)
Non-accretable	(23,437)	(25,032)
Less consumer loans receivable reclassified as other assets	(205)	(160)
Total acquired consumer loans receivable held for investment, net	$58,373	$60,513
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

	July 1, 2017	April 1, 2017
Prepayment rate	13.9%	13.8%
Default rate	1.0%	1.1%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of July 1, 2017, would decrease by approximately $1.8 million and $4.6 million for the expected prepayment rate and expected default rate, respectively.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	July 1, 2017	July 2, 2016
Balance at the beginning of the period	$56,686	$69,053
Accretion	(2,210)	(2,515)
Reclassifications (to) from non-accretable discount	436	(254)
Balance at the end of the period	$54,912	$66,284
The consumer loans held for investment have the following characteristics:

	July 1, 2017	April 1, 2017
Weighted average contractual interest rate	8.82%	8.87%
Weighted average effective interest rate	9.65%	9.35%
Weighted average months to maturity	165	165
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

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	July 1, 2017
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$621	$392	$382	$—	$—	$1,395
620-719	11,230	7,917	6,399	—	388	25,934
720+	12,230	7,386	5,931	—	4,143	29,690
Other	51	—	429	—	—	480
Subtotal	24,132	15,695	13,141	—	4,531	57,499
Conforming mortgages
0-619	—	—	160	—	93	253
620-719	—	—	1,715	5,662	9,875	17,252
720+	—	—	246	3,525	4,784	8,555
Subtotal	—	—	2,121	9,187	14,752	26,060
Non-conforming mortgages
0-619	85	429	1,305	—	—	1,819
620-719	1,225	4,775	3,292	—	—	9,292
720+	1,510	2,878	408	—	—	4,796
Other	—	—	297	—	—	297
Subtotal	2,820	8,082	5,302	—	—	16,204
Other loans
Subtotal	—	—	7	—	—	7
	$26,952	$23,777	$20,571	$9,187	$19,283	$99,770

	April 1, 2017
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$705	$411	$393	$—	$—	$1,509
620-719	11,681	8,072	5,406	—	697	25,856
720+	12,748	7,800	5,081	—	3,097	28,726
Other	51	—	433	—	—	484
Subtotal	25,185	16,283	11,313	—	3,794	56,575
Conforming mortgages
0-619	—	—	161	261	99	521
620-719	—	—	1,792	4,231	10,553	16,576
720+	—	—	247	2,465	4,124	6,836
Subtotal	—	—	2,200	6,957	14,776	23,933
Non-conforming mortgages
0-619	86	435	1,327	—	—	1,848
620-719	1,242	4,947	3,372	—	—	9,561
720+	1,527	2,909	484	—	—	4,920
Other	—	—	299	—	—	299
Subtotal	2,855	8,291	5,482	—	—	16,628
Other loans
Subtotal	—	—	12	—	—	12
	$28,040	$24,574	$19,007	$6,957	$18,570	$97,148

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-seven percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 11% is concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of July 1, 2017.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.8 million and $1.2 million as of July 1, 2017 and April 1, 2017, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $934,000 and $694,000 as of July 1, 2017 and April 1, 2017, respectively.

6. Commercial Loans Receivable and Allowance for Loan Loss
The Company's commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of our independent retailers, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for the independent retailers, communities and developers' financed home purchases. The notes are secured by the homes as collateral and, in some instances, other security depending on the circumstances. The other terms of direct arrangements vary depending on the needs of the borrower and the opportunity for the Company.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	July 1, 2017	April 1, 2017
Direct loans receivable	$25,352	$24,959
Participation loans receivable	1,160	1,084
Allowance for loan loss	(222)	(210)
	$26,290	$25,833
The commercial loans receivable balance has the following characteristics:

	July 1, 2017	April 1, 2017
Weighted average contractual interest rate	6.1%	5.6%
Weighted average months to maturity	6	6
The Company evaluates the potential for loss from its participation loan programs based on each independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either July 1, 2017 or April 1, 2017.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $222,000 and $135,000 at July 1, 2017 and July 2, 2016, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended
	July 1, 2017	July 2, 2016
Balance at beginning of period	$210	$128
Provision for inventory finance credit losses	12	7
Loans charged off, net of recoveries	—	—
Balance at end of period	$222	$135
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	July 1, 2017	April 1, 2017	July 1, 2017	April 1, 2017
Inventory finance notes receivable:
Collectively evaluated for impairment	$14,901	$13,688	$—	$—
Individually evaluated for impairment	10,451	11,271	1,160	1,084
	$25,352	$24,959	$1,160	$1,084
Allowance for loan loss:
Collectively evaluated for impairment	$(150)	$(137)	$—	$—
Individually evaluated for impairment	(72)	(73)	—	—
	$(222)	$(210)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At July 1, 2017, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At July 1, 2017, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	July 1, 2017	April 1, 2017	July 1, 2017	April 1, 2017
Risk profile based on payment activity:
Performing	$25,279	$24,886	$1,160	$1,084
Watch list	—	—	—	—
Nonperforming	73	73	—	—
	$25,352	$24,959	$1,160	$1,084

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	July 1, 2017	April 1, 2017
Arizona	17.8%	21.3%
California	15.1%	11.0%
Oregon	13.2%	15.7%
Texas	12.5%	11.0%
Indiana	10.3%	10.7%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of July 1, 2017 or April 1, 2017, respectively.
As of July 1, 2017, the Company had concentrations with one independent third-party that equaled 20% of the principal balance outstanding, all of which was secured. As of April 1, 2017, the Company had concentrations with one independent third-party that equaled 23% of the principal balance outstanding, all of which was secured.
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

	July 1, 2017	April 1, 2017
Property, plant and equipment, at cost:
Land	$22,577	$22,897
Buildings and improvements	35,616	34,180
Machinery and equipment	21,846	21,618
	80,039	78,695
Accumulated depreciation	(22,452)	(21,731)
Property, plant and equipment, net	$57,587	$56,964
Included in the amounts above are certain assets under a capital lease. See Note 8 for additional information.
8. Capital Lease
On April 3, 2017, in connection with the purchase of Lexington Homes, the Company recorded capital leases covering the manufacturing facilities and land in Lexington, Mississippi. The following amounts were recorded for the leased assets as of July 1, 2017:

July 1, 2017
Land	$419
Buildings and improvements	706
1,125
Accumulated amortization	(9)
Leased assets, net	$1,116
The future minimum payments under the leases as of July 1, 2017 are as follows (in thousands):

FY 2018	$701
FY 2019	73
FY 2020	459
FY 2021	—
FY 2022	—
Thereafter	—
Total remaining lease payments	1,233
Less: Amount representing interest	(71)
Present value of future minimum lease payments	$1,162
9. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the three months ended July 1, 2017 and July 2, 2016, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 7 to 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	July 1, 2017			April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$69,753	$—	$69,753	$69,753	$—	$69,753
Trademarks and trade names	7,200	—	7,200	7,000	—	7,000
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	78,053	—	78,053	77,853	—	77,853
Finite lived:
Customer relationships	7,100	(5,596)	1,504	7,100	(5,543)	1,557
Other	1,384	(812)	572	1,384	(773)	611
Total goodwill and other intangible assets	$86,537	$(6,408)	$80,129	$86,337	$(6,316)	$80,021
Amortization expense recognized on intangible assets was $92,000 in each of the three months ended July 1, 2017 and July 2, 2016.
10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 1, 2017	April 1, 2017
Salaries, wages and benefits	$17,633	$22,029
Unearned insurance premiums	17,476	17,488
Customer deposits	17,233	15,986
Estimated warranties	16,316	15,479
Accrued volume rebates	6,753	5,686
Company repurchase option on certain loans sold	5,470	5,858
Insurance loss reserves	4,913	5,239
Accrued insurance	4,056	4,113
Deferred margin	3,192	2,906
Accrued taxes	2,092	1,682
Reserve for repurchase commitments	1,779	1,749
Capital lease obligation	1,162	—
Other	13,151	11,574
	$111,226	$109,789

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

	Three Months Ended
	July 1, 2017	July 2, 2016
Balance at beginning of period	$15,479	$13,371
Purchase accounting additions	838	—
Charged to costs and expenses	5,223	6,136
Payments and deductions	(5,224)	(5,789)
Balance at end of period	$16,316	$13,718
12. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	July 1, 2017	April 1, 2017
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$22,816	$23,756
Securitized financing 2007-1	24,933	25,728
Other secured financings	4,913	4,987
Secured Term Loan	4,927	3,520
Total securitized financings and other, net	$57,589	$57,991
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

	July 1, 2017	April 1, 2017
Securitized financings – contractual amount	$54,415	$57,120
Purchase discount
Accretable	(6,666)	(7,636)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$47,749	$49,484
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	July 1, 2017	July 2, 2016
Balance at the beginning of the period	$7,636	$12,333
Accretion	(871)	(968)
Adjustment to cash flows	(99)	94
Balance at the end of the period	$6,666	$11,459
On July 12, 2005, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of July 1, 2017, the Class A-1, Class A-2, and Class A-3 bonds have been retired.
On March 22, 2007, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of July 1, 2017, the Class A-1, Class A-2 and Class A-3 bonds have been retired.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of July 1, 2017, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
The Company has entered into agreements with independent third party banks for a total of $15.0 million secured credit facilities with one year drawn periods and maturity dates of ten years. The proceeds are used by the Company to originate and hold consumer chattel loans secured by manufactured homes, which are pledged as collateral to the facility. The maximum advance for loans under these programs is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. One of the facilities has a floating interest rate during a one year warehouse period in which the Company has the option to convert all or a portion of the loan to a fixed rate. During the warehouse period, the facility bears interest at an annual rate of the average one month LIBOR rates plus 3.50%. Upon conversion, converted balances bear interest at an annual rate of 10 year US Treasury bonds plus 2.75%. Payments are based on a 20 year amortization schedule with a balloon payment due upon maturity. The other facility has a fixed interest rate of 4.75% and a balloon payment due upon maturity.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	July 1, 2017		July 2, 2016
	Written	Earned	Written	Earned
Direct premiums	$4,366	$4,150	$4,386	$3,926
Assumed premiums—nonaffiliate	6,260	6,267	6,947	5,632
Ceded premiums—nonaffiliate	(2,948)	(2,948)	(3,220)	(3,220)
Net premiums	$7,678	$7,469	$8,113	$6,338
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
15. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $48.2 million at July 1, 2017, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.8 million and $1.7 million at July 1, 2017 and April 1, 2017, respectively, related to the commitments pertaining to these agreements.
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	July 1, 2017	April 1, 2017
Construction loan contract amount	$24,546	$18,031
Cumulative advances	(9,187)	(6,957)
Remaining construction contingent commitment	$15,359	$11,074
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $897,000 and $885,000 as of July 1, 2017 and April 1, 2017, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.
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
As of July 1, 2017, CountryPlace had outstanding IRLCs with a notional amount of $14.7 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three months ended July 1, 2017 and July 2, 2016, CountryPlace recognized losses of $25,000 and gains of $28,000 on the outstanding IRLCs, respectively.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of July 1, 2017, CountryPlace had $36.5 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three months ended July 1, 2017 and July 2, 2016, CountryPlace recognized gains of $155,000 and losses of $44,000 on forward sales and whole loan sale commitments, respectively.
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
16. Stockholders' Equity
The following table represents changes in stockholders' equity for the three months ended July 1, 2017 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, April 1, 2017	8,994,968	$90	$244,791	$148,141	$1,386	$394,408
Cumulative effect of implementing ASU 2016-09	—	—	—	69	—	69
Stock option exercises, including incremental tax benefits	23,852	—	(1,780)		—	(1,780)
Share-based compensation	—	—	513	—	—	513
Net income	—	—	—	11,753	—	11,753
Unrealized loss on available-for-sale securities	—	—	—	—	(555)	(555)
Balance, July 1, 2017	9,018,820	$90	$243,524	$159,963	$831	$404,408

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized losses before tax effect on available-for-sale securities were $909,000 for the three months ended July 1, 2017.

17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of July 1, 2017, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 374,850 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended July 1, 2017 and July 2, 2016 was $513,000 and $370,000, respectively.
As of July 1, 2017, total unrecognized compensation cost related to stock options was approximately $3.6 million and the related weighted-average period over which it is expected to be recognized is approximately 3.31 years.
The following table summarizes the option activity within the Company's stock-based compensation plans for the three months ended July 1, 2017:

Number of Shares
Outstanding at April 1, 2017	464,930
Granted	4,000
Exercised	(56,500)
Canceled or expired	—
Outstanding at July 1, 2017	412,430
Exercisable at July 1, 2017	189,525

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

	Three Months Ended
	July 1, 2017	July 2, 2016
Net income	$11,753	$5,443
Weighted average shares outstanding:
Basic	9,006,999	8,937,265
Common stock equivalents—treasury stock method	155,492	147,777
Diluted	9,162,491	9,085,042
Net income per share:
Basic	$1.30	$0.61
Diluted	$1.28	$0.60
There were 10,973 and 2,147 anti-dilutive common stock equivalents excluded for the three months ended July 1, 2017 and July 2, 2016, respectively.
19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	July 1, 2017		April 1, 2017
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$24,934	$24,934	$24,162	$24,162
Non-marketable equity investments (2)	17,892	17,892	17,383	17,383
Consumer loans receivable (3)	98,379	126,456	95,801	121,021
Interest rate lock commitment derivatives (4)	10	10	35	35
Forward loan sale commitment derivatives (4)	(69)	(69)	(86)	(86)
Commercial loans receivable (5)	26,290	26,388	25,833	25,841
Securitized financings and other (6)	(57,589)	(62,561)	(57,991)	(61,270)
Mortgage servicing rights (7)	1,285	1,285	1,110	1,110

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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

(4)	The fair values are based on changes in GSE mortgage-backed bond prices and, additionally for IRLCs, pull through rates.

(5)	The fair value is estimated using market interest rates of comparable loans.

(6)	The fair value is estimated using recent public transactions of similar asset-backed securities.

(7)	The fair value of the mortgage servicing rights is based on the present value of expected net cash flows related to servicing these loans.
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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	July 1, 2017
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$349	$—	$349	$—
Mortgage-backed securities (1)	5,751	—	5,751	—
Securities issued by states and political subdivisions (1)	6,971	—	6,971	—
Corporate debt securities (1)	1,692	—	1,692	—
Marketable equity securities (1)	7,409	7,409	—	—
Interest rate lock commitment derivatives (2)	10	—	—	10
Forward loan sale commitment derivatives (2)	(69)	—	—	(69)
Mortgage servicing rights (3)	1,285	—	—	1,285

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended July 1, 2017. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	July 1, 2017
	Total	Level 1	Level 2	Level 3
Loans held for investment	$97,231	$—	$—	$97,231
Loans held for sale	20,038	—	—	20,038
Loans held—construction advances	9,187	—	—	9,187
Commercial loans receivable	26,388	—	—	26,388
Securitized financings and other	(62,561)	—	(62,561)	—
Non-marketable equity investments	17,892	—	—	17,892
No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of July 1, 2017. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
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

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the three months ended July 1, 2017.
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

	July 1, 2017	April 1, 2017
Number of loans serviced with MSRs	4,110	4,041
Weighted average servicing fee (basis points)	31.69	31.42
Capitalized servicing multiple	83.91%	74.79%
Capitalized servicing rate (basis points)	26.59	23.5
Serviced portfolio with MSRs (in thousands)	$483,153	$472,492
Mortgage servicing rights (in thousands)	$1,285	$1,110

20. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended
	July 1, 2017	July 2, 2016
Net revenue:
Factory-built housing	$192,882	$172,486
Financial services	13,934	12,655
	$206,816	$185,141

Income before income taxes:
Factory-built housing	$13,170	$10,738
Financial services	2,481	(2,308)
	$15,651	$8,430

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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes, Friendship Homes, Chariot Eagle and Lexington Homes. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and chattel loans to purchasers of factory-built and site-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes.
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
On April 3, 2017, the Company purchased Lexington Homes, which operates one manufacturing facility in Lexington, Mississippi. This transaction was accounted for as a business combination and provides additional home production capabilities and increased distribution into new markets in the Southeast.

The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 42 Company-owned U.S. retail locations.
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
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 18.2% for the first 5 months of calendar 2017 compared to the same period in the prior year. During calendar year 2016 our industry shipped approximately 81,000 HUD code manufactured homes, an increase of 14.1% over the approximately 71,000 homes shipped in 2015. Shipments were 64,000 in 2014, 60,000 in 2013 and 55,000 in calendar year 2012, among the lowest levels since industry shipment statistics began to be recorded in 1959. Annual home shipments from 2009 to 2016 were less than the annual home shipments for each of the 40 years from 1969 to 2008. While industry HUD code manufactured home shipments improved modestly these recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
We believe that employment rates and underemployment among potential home buyers who favor affordable housing as well as low consumer confidence levels are improving from low levels reported in recent years. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by an extended period of persistently low employment rates and underemployment. The process of repairing damaged credit among consumers and efforts to save for a home loan down-payment often require substantial time. Improving consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living that have been concerned about financial stability, and appear to be less hesitant to commit to a new home purchase. We believe sales of our products may continue to increase as employment and consumer confidence levels continue to recover.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 11.7 million between 2017 and 2022. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.
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
Consumer financing for the retail purchase of manufactured homes needs to become generally more available before marked emergence from continued low home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing models to attract industry financiers interested in furthering or expanding lending opportunities in the industry. We continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. CountryPlace has invested in and developed chattel lending programs to grow sales of homes through traditional distribution point as well. We believe that growing our participation in chattel lending may provide additional sales growth opportunities for our factory-built housing operation.
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
The backlog of sales orders at July 1, 2017 varied among our 20 factories and in total was approximately $137 million compared to $55 million at July 2, 2016. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders.

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
If passed by Congress and signed into law, the proposed Preserving Access to Manufactured Housing Act of 2017 (House of Representatives Bill 1699) would amend some Dodd-Frank Act provisions that affect manufactured housing financing. In addition to standalone legislation, on July 13, 2017, the House Appropriations Committee passed the language of the bill as a part of its Fiscal Year 2018 Financial Services Appropriations bill. Additionally, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act (House of Representatives Bill 10), which included the legislative language of House of Representatives Bill 1699. On August 3, 2017, the U.S. Senate introduced Senate Bill 1751, companion legislation to House of Representatives Bill 1699. These bills would revise the triggers by which small-sized manufactured home loans are considered “High-Cost” under HOEPA and clarify the MLO licensing requirements for manufactured home retailers and their employees.

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
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could continue to increase our healthcare costs, adversely impacting the Company's earnings. On March 6, 2017, the American Health Care Act of 2017 (House of Representatives Bill 1628) passed the vote of the House of Representatives, which would repeal and replace the Health Reform Law. However, that bill and subsequent reform bills have not passed the Senate. It is uncertain how future legislation would impact our operations.
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
Results of Operations
Three Months Ended July 1, 2017 compared to July 2, 2016
Net Revenue. The following tables summarize net revenue for the three months ended July 1, 2017 and July 2, 2016.

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$192,882	$172,486	$20,396	11.8%
Financial services	13,934	12,655	1,279	10.1%
	$206,816	$185,141	$21,675	11.7%

Total homes sold	3,475	3,395	80	2.4%

Net factory-built housing revenue per home sold	$55,506	$50,806	$4,700	9.3%
The increase in net revenue from the factory-built housing segment for the three months ended July 1, 2017 compared to the same periods last year was driven primarily by improved home sales volume and a larger proportion of higher priced homes sold.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the three months ended July 1, 2017, the Company sold 2,860 homes Wholesale and 615 Retail versus 2,761 homes Wholesale and 634 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in and labor used to produce each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased, resulting from 2.9% more insurance policies in force in the current year compared to the prior year as well as an increase of 13.4% in home loan sales volume year over year. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Gross Profit. The following tables summarize gross profit for the three months ended July 1, 2017 and July 2, 2016.

	Three months ended
	July 1, 2017	July 2, 2016	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$34,500	$30,659	$3,841	12.5%
Financial services	7,466	2,593	4,873	187.9%
	$41,966	$33,252	$8,714	26.2%

Gross profit as % of Net revenue:	20.3%	18.0%	N/A	2.3%
Factory-built housing gross profit for the three months ended July 1, 2017 was up consistent with improved home sales revenue.
Financial services gross profit for the three months ended July 1, 2017 increased as a result of fewer weather-related insurance claims and higher home loan sales volume, offset by lower interest income earned on securitized loan portfolios that continue to amortize. While claims activity typically spikes in April and May each year, a prime season for storm activity in our largest policy state of Texas, the severity of hail, wind and flood damage to insured homes was considerably greater in the first quarter of fiscal year 2017 than during the current period. Those losses from these events were somewhat mitigated by reinsurance contracts.
As a percentage of net revenue, gross profits increased modestly from overall increased construction leverage.
Selling, General and Administrative Expenses. The following tables summarize selling, general and administrative expenses for the three months ended July 1, 2017 and July 2, 2016.

	Three months ended
	July 1, 2017	July 2, 2016	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$22,297	$20,875	$1,422	6.8%
Financial services	4,008	3,812	196	5.1%
	$26,305	$24,687	$1,618	6.6%

Selling, general and administrative expenses as % of Net revenue:	12.7%	13.3%	N/A	(0.6)%
Selling, general and administrative expenses related to factory-built housing increased for the three months ended July 1, 2017 primarily from higher salary and incentive compensation expense from larger home sales and earnings overall.

Selling, general and administrative expenses for financial services increased primarily from higher compensation expense.
As a percentage of net revenue, selling, general and administrative expenses decreased modestly from fixed cost efficiencies gained from higher revenue.
Interest Expense. The following tables summarize interest expense for the three months ended July 1, 2017 and July 2, 2016.

	Three months ended
	July 1, 2017	July 2, 2016	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,048	$1,161	$(113)	(9.7)%
Interest expense consists primarily of debt service on the CountyPlace securitized financings of manufactured home loans and interest related to the capital lease treatment for leases of manufacturing facilities and land entered into as part of the Lexington and Fairmont acquisitions. On September 20, 2016, the Company purchased the assets under the capital lease for Fairmont, terminating the lease agreement; however, it was still in place in the first quarter of fiscal year 2017. The decrease for the three months ended July 1, 2017 compared to the same period in the prior year is attributable to lower interest expense on securitized portfolios that continue to amortize.
Other Income, net. The following tables summarize other income, net for the three months ended July 1, 2017 and July 2, 2016.

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change
	(Dollars in thousands)
Other income, net	$1,038	$1,026	$12	1.2%
Other income, net, is attributable to interest income earned on commercial loans receivable in the factory-built housing segment and also represents gains and losses on corporate investments and property, plant and equipment.
Income Before Income Taxes. The following tables summarize income before income taxes for the three months ended July 1, 2017 and July 2, 2016.

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$13,170	$10,738	$2,432	22.6%
Financial services	2,481	(2,308)	4,789	(207.5)%
	$15,651	$8,430	$7,221	85.7%

Income taxes. The following tables summarize Income taxes for the three months ended July 1, 2017 and July 2, 2016.

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change
	(Dollars in thousands)
Income taxes	$3,898	$2,987	$911	30.5%
The effective income tax rate for the first fiscal quarter was 24.9% compared to an effective tax rate of 35.4% for the same period last year. The current quarter contains a benefit of $1.4 million related to the Company's required implementation of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting, which, among other items, requires us to record excess tax benefits on exercises of stock options as a reduction of income tax expense in the consolidated statement of comprehensive income, whereas they were previously recognized in equity.
Liquidity and Capital Resources
We believe that cash and cash equivalents at July 1, 2017, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, with the exception of certain credit facilities for our chattel lending programs. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities used $47,000 of cash during the three months ended July 1, 2017, compared to providing cash of $8.2 million during the same period last year. Cash used in operating activities during the current period was primarily from loan origination activity in excess of proceeds from the sale of loans and expansion of chattel lending programs, along with increased accounts receivable resulting from higher home sales, greater inventory levels and lower accrued liabilities, including salaries and benefit accruals. This was offset by cash generated by net income before non-cash charges and principal payments received on consumer loans receivable in the ordinary course of business. Cash provided by operating activities during the prior period was primarily the result of cash generated by net income before non-cash charges along with higher accounts payable and accrued liabilities, including insurance loss reserves and customer deposits.
Consumer loans receivable originated increased to $34.4 million from $25.6 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Proceeds from sales of consumer loans provided $29.3 million in cash, compared to $25.8 million in the previous year, a net increase of $3.5 million, which relates to the timing of loan sales.
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

Cavco has entered into programs to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers. The Company has also entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes and has invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 6 to the Consolidated Financial Statements). In addition, the Company has invested in and developed chattel lending programs to grow sales of homes through traditional distribution point as well.
Investing activities used $0.6 million of cash during the three months ended July 1, 2017, compared to $1.2 million during the same period last year. In the current year, cash was used for the purchase of Lexington Homes and other property, plant and equipment as well as investments, offset by investment sales. In the prior period, cash was used for the purchases of property, plant and equipment as well as investments by our insurance subsidiary for its investment portfolio, offset by that subsidiary's investment sales.
Financing activities used $2.4 million in cash during the three months ended July 1, 2017 primarily from payment on securitized financings and payments on stock option exercises, offset by loans accounted for as other secured financings. Financing activities used $2.3 million in cash during the three months ended July 2, 2016, largely from cash used to repay securitized financings, offset by loan sales accounted for as other secured financings and cash from stock option exercises.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of July 1, 2017, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 became effective in fiscal year 2018. Therefore, we presented all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Prior period was not retrospectively adjusted. In addition, in March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"), which also became effective in fiscal year 2018. As a result of this required implementation, excess tax benefits are recorded on exercises of stock options as a reduction of income tax expense in the consolidated statement of comprehensive income, whereas they were previously recognized in equity.

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
In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"), which requires the premium on callable debt securities to be amortized to the earliest call date as opposed to the contractual life of the security. ASU 2017-08 will be effective beginning with the first quarter of the Company's fiscal year 2020. The Company is currently evaluating the effect ASU 2017-08 will have on the Company's Consolidated Financial Statements and disclosures.

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

•
We may not be able to successfully integrate past acquisitions, including the recent acquisition of Lexington Homes, or any future acquisitions to attain the anticipated benefits. Past acquisitions may adversely impact the Company's liquidity;

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
We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of July 1, 2017, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$4,062
Commercial loans receivable	$169
Securitized financings	$971
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of July 1, 2017, CountryPlace had outstanding IRLCs with a notional amount of $14.7 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of July 1, 2017 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $281,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 1, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended July 1, 2017, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	August 8, 2017
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	August 8, 2017
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended July 1, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements