Form 10-Q
period 2017-12-30
CAVCO INDUSTRIES INC
filed 2018-02-07
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2018, 9,036,705 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 30, 2017

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 30, 2017	April 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,974	$132,542
Restricted cash, current	9,993	11,573
Accounts receivable, net	41,501	31,221
Short-term investments	14,502	11,289
Current portion of consumer loans receivable, net	32,186	31,115
Current portion of commercial loans receivable, net	6,823	7,932
Inventories	105,872	93,855
Prepaid expenses and other current assets	34,112	28,033
Deferred income taxes, current	—	9,204
Total current assets	383,963	356,764
Restricted cash	728	724
Investments	34,631	30,256
Consumer loans receivable, net	62,806	64,686
Commercial loans receivable, net	20,031	17,901
Property, plant and equipment, net	58,969	56,964
Goodwill and other intangibles, net	83,025	80,021
Total assets	$644,153	$607,316
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,835	$24,010
Accrued liabilities	123,661	109,789
Current portion of securitized financings and other	5,761	6,417
Total current liabilities	149,257	140,216
Securitized financings and other	51,530	51,574
Deferred income taxes	7,794	21,118

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 9,035,294 and 8,994,968 shares, respectively	90	90
Additional paid-in capital	245,605	244,791
Retained earnings	187,572	148,141
Accumulated other comprehensive income	2,305	1,386
Total stockholders' equity	435,572	394,408
Total liabilities and stockholders' equity	$644,153	$607,316
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenue	$221,383	$202,310	$628,706	$575,799
Cost of sales	171,527	158,766	502,330	459,896
Gross profit	49,856	43,544	126,376	115,903
Selling, general and administrative expenses	26,045	26,003	78,503	76,119
Income from operations	23,811	17,541	47,873	39,784
Interest expense	(1,236)	(1,091)	(3,305)	(3,384)
Other income, net	1,094	829	3,251	2,407
Income before income taxes	23,669	17,279	47,819	38,807
Income tax expense	(2,242)	(4,996)	(8,457)	(11,740)
Net income	$21,427	$12,283	$39,362	$27,067

Comprehensive income:
Net income	$21,427	$12,283	$39,362	$27,067
Unrealized gain on available-for-sale securities, net of tax	315	253	919	1,077
Comprehensive income	$21,742	$12,536	$40,281	$28,144

Net income per share:
Basic	$2.37	$1.37	$4.36	$3.02
Diluted	$2.33	$1.35	$4.28	$2.98
Weighted average shares outstanding:
Basic	9,030,100	8,992,456	9,019,311	8,970,008
Diluted	9,214,898	9,102,562	9,186,042	9,096,442

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES
Net income	$39,362	$27,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,975	2,762
Provision for credit losses	484	441
Deferred income taxes	(4,617)	(1,001)
Stock-based compensation expense	1,918	1,743
Non-cash interest income, net	(693)	(926)
Incremental tax benefits from option exercises	—	(2,349)
Gain on sale of property, plant and equipment, net	(55)	(256)
Gain on sale of loans and investments, net	(7,335)	(5,832)
Changes in operating assets and liabilities:
Restricted cash	1,143	905
Accounts receivable	(8,914)	(6,627)
Consumer loans receivable originated	(96,766)	(86,838)
Proceeds from sales of consumer loans	91,157	77,260
Principal payments on consumer loans receivable	10,615	8,786
Inventories	(10,090)	8,169
Prepaid expenses and other current assets	(3,191)	29
Commercial loans receivable	(964)	2,134
Accounts payable and accrued liabilities	355	3,332
Net cash provided by operating activities	15,384	28,799
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,025)	(4,343)
Payments for Lexington Homes, net	(1,638)	—
Proceeds from sale of property, plant and equipment	436	296
Purchases of investments	(9,736)	(7,625)
Proceeds from sale of investments	7,401	8,011
Net cash used in investing activities	(6,562)	(3,661)
FINANCING ACTIVITIES
Payments from exercise of stock options	(1,104)	(1,483)
Incremental tax benefits from exercise of stock options	—	2,349
Proceeds from secured financings and other	5,103	2,269
Payments on securitized financings	(6,389)	(6,294)
Net cash used in financing activities	(2,390)	(3,159)
Net increase in cash and cash equivalents	6,432	21,979
Cash and cash equivalents at beginning of the period	132,542	97,766
Cash and cash equivalents at end of the period	$138,974	$119,745
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$12,195	$11,595
Cash paid during the year for interest	$2,221	$2,605
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs in 20 factories located throughout the United States, which are sold to a network of independent retailers, through the Company's 41 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer which offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance to owners of manufactured homes.
On April 3, 2017, the Company acquired Lexington Homes, Inc. ("Lexington"), which produces manufactured homes distributed in the Southeastern United States. This operation, with one manufactured housing production facility in Lexington, Mississippi, provides for further operating capacity, increased home production capabilities and further distribution into certain markets. The acquisition was accounted for as a business combination and the results of operations have been included since the date of acquisition. Our purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including additional information relating to tax matters and finalization of our valuation of identified intangible assets. Pro forma results of operations for the acquisition have not been presented because the effects of the business combination were not material to our consolidated results of operations.

Recent Accounting Pronouncements. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 became effective in the current fiscal year. Therefore, we now present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating these items into current and noncurrent amounts. The prior period was not retrospectively adjusted. In addition, in March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"), which also became effective in the current fiscal year. As a result of this required implementation, excess tax benefits are recorded on exercises of stock options as a reduction of income tax expense in the consolidated statement of comprehensive income, whereas they were previously recognized in equity.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. Accordingly, the updated standard is effective for us beginning with the first quarter of the Company's fiscal year 2019. Our implementation approach has included performing a detailed study of the various types of agreements that we have with our customers and assessing conformity of our current accounting practices with the new standard. We are making progress in determining the impact of this guidance; however, we are still evaluating the full effects ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures. We expect to adopt this guidance using the modified retrospective transition method.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2019. Upon adoption, we will be required to reclassify the gain (loss) related to our equity investment securities classified as available-for-sale from accumulated other comprehensive income ("AOCI") to retained earnings as a cumulative-effect adjustment and begin recording future changes in fair value through earnings. As of December 30, 2017, we had a gain of $2.3 million recorded in AOCI for our available-for-sale equity investments. The impact on the Company's Consolidated Financial Statements at adoption will depend on the net unrealized gains (losses) recorded in AOCI for these equity investments as of the date of adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, with early adoption permitted. The amendments require the recognition of leased assets and the related liabilities on the balance sheet for most leases, and recognition of expenses in the income statement in a manner similar to current accounting treatment. In addition, disclosures of key information about leasing arrangements will be required. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect this ASU will have on the Company's Consolidated Financial Statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to base measurement on expected losses through a forward-looking model rather than a model based on incurred losses. The guidance also requires increased disclosures. ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2021. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.

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
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	December 30, 2017	April 1, 2017
Cash related to CountryPlace customer payments to be remitted to third parties	$8,399	$9,998
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	958	1,391
Cash related to workers' compensation insurance held in trust	355	354
Other restricted cash	1,009	554
	$10,721	$12,297
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.

3. Investments
Investments consist of the following (in thousands):

	December 30, 2017	April 1, 2017
Available-for-sale investment securities	$30,487	$24,162
Non-marketable equity investments	18,646	17,383
	$49,133	$41,545
The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(4)	$296
Residential mortgage-backed securities	7,510	1	(104)	7,407
State and political subdivision debt securities	6,924	142	(142)	6,924
Corporate debt securities	1,658	2	(23)	1,637
Marketable equity securities	7,627	3,947	(113)	11,461
Certificates of deposit	2,762	—	—	2,762
	$26,781	$4,092	$(386)	$30,487

	April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$650	$—	$(1)	$649
Residential mortgage-backed securities	5,646	3	(90)	5,559
State and political subdivision debt securities	7,195	145	(117)	7,223
Corporate debt securities	1,698	4	(23)	1,679
Marketable equity securities	5,752	2,430	(130)	8,052
Certificates of deposit	1,000	—	—	1,000
	$21,941	$2,582	$(361)	$24,162

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$296	$(4)	$—	$—	$296	$(4)
Residential mortgage-backed securities	3,308	(32)	3,860	(72)	7,168	(104)
State and political subdivision debt securities	2,649	(22)	2,309	(120)	4,958	(142)
Corporate debt securities	1,012	(8)	372	(15)	1,384	(23)
Marketable equity securities	1,032	(91)	104	(22)	1,136	(113)
	$8,297	$(157)	$6,645	$(229)	$14,942	$(386)

	April 1, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$349	$(1)	$—	$—	$349	$(1)
Residential mortgage-backed securities	3,449	(38)	1,962	(52)	5,411	(90)
State and political subdivision debt securities	1,948	(36)	2,084	(81)	4,032	(117)
Corporate debt securities	1,424	(23)	—	—	1,424	(23)
Marketable equity securities	1,393	(90)	157	(40)	1,550	(130)
	$8,563	$(188)	$4,203	$(173)	$12,766	$(361)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 30, 2017.
As of December 30, 2017 and April 1, 2017, the Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies.

The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 30, 2017
	Amortized Cost	Fair Value
Due in less than one year	$280	$279
Due after one year through five years	4,223	4,157
Due after five years through ten years	2,602	2,536
Due after ten years	9,287	9,292
	$16,392	$16,264
Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the three and nine months ended December 30, 2017 were approximately $147,000 and $882,000, respectively. Gross losses realized were approximately $41,000 and $163,000 for the three and nine months ended December 30, 2017, respectively. Gross gains realized on the sales of investment securities for the three and nine months ended December 31, 2016 were approximately $386,000 and $1.0 million, respectively. Gross losses realized were approximately $46,000 and $303,000 for the three and nine months ended December 31, 2016, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	December 30, 2017	April 1, 2017
Raw materials	$37,934	$31,506
Work in process	11,671	11,768
Finished goods and other	56,267	50,581
	$105,872	$93,855
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

	December 30, 2017	April 1, 2017
Loans held for investment (acquired on Palm Harbor Acquisition Date)	$54,013	$60,513
Loans held for investment (originated after Palm Harbor Acquisition Date)	17,956	11,108
Loans held for sale	12,361	18,570
Construction advances	12,407	6,957
Consumer loans receivable	96,737	97,148
Deferred financing fees and other, net	(1,370)	(1,095)
Allowance for loan losses	(375)	(252)
Consumer loans receivable, net	$94,992	$95,801

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

	December 30, 2017	April 1, 2017
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$125,307	$142,391
Purchase discount
Accretable	(48,268)	(56,686)
Non-accretable	(22,922)	(25,032)
Less consumer loans receivable reclassified as other assets	(104)	(160)
Total acquired consumer loans receivable held for investment, net	$54,013	$60,513
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

	December 30, 2017	April 1, 2017
Prepayment rate	14.0%	13.8%
Default rate	1.2%	1.1%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of December 30, 2017, would decrease by approximately $1.4 million and $4.0 million for the expected prepayment rate and expected default rate, respectively.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance at the beginning of the period	$51,180	$62,209	$56,686	$69,053
Accretion	(2,068)	(2,399)	(6,441)	(7,363)
Reclassifications to non-accretable discount	(844)	(872)	(1,977)	(2,752)
Balance at the end of the period	$48,268	$58,938	$48,268	$58,938
The consumer loans held for investment have the following characteristics:

	December 30, 2017	April 1, 2017
Weighted average contractual interest rate	8.67%	8.87%
Weighted average effective interest rate	9.51%	9.35%
Weighted average months to maturity	166	165
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

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	December 30, 2017
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$502	$366	$352	$—	$—	$1,220
620-719	10,548	7,312	7,652	—	383	25,895
720+	11,104	6,792	9,286	—	1,743	28,925
Other	50	—	368	—	—	418
Subtotal	22,204	14,470	17,658	—	2,126	56,458
Conforming mortgages
0-619	—	—	158	41	—	199
620-719	—	—	1,891	6,396	7,192	15,479
720+	—	—	327	5,970	2,927	9,224
Other	—	—	—	—	116	116
Subtotal	—	—	2,376	12,407	10,235	25,018
Non-conforming mortgages
0-619	83	413	1,066	—	—	1,562
620-719	1,180	4,608	3,178	—	—	8,966
720+	1,475	2,562	399	—	—	4,436
Other	—	—	286	—	—	286
Subtotal	2,738	7,583	4,929	—	—	15,250
Other loans
Subtotal	—	—	11	—	—	11
	$24,942	$22,053	$24,974	$12,407	$12,361	$96,737

	April 1, 2017
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$705	$411	$393	$—	$—	$1,509
620-719	11,681	8,072	5,406	—	697	25,856
720+	12,748	7,800	5,081	—	3,097	28,726
Other	51	—	433	—	—	484
Subtotal	25,185	16,283	11,313	—	3,794	56,575
Conforming mortgages
0-619	—	—	161	261	99	521
620-719	—	—	1,792	4,231	10,553	16,576
720+	—	—	247	2,465	4,124	6,836
Subtotal	—	—	2,200	6,957	14,776	23,933
Non-conforming mortgages
0-619	86	435	1,327	—	—	1,848
620-719	1,242	4,947	3,372	—	—	9,561
720+	1,527	2,909	484	—	—	4,920
Other	—	—	299	—	—	299
Subtotal	2,855	8,291	5,482	—	—	16,628
Other loans
Subtotal	—	—	12	—	—	12
	$28,040	$24,574	$19,007	$6,957	$18,570	$97,148

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Forty-three percent of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 10% is concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 30, 2017.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.5 million and $1.2 million as of December 30, 2017 and April 1, 2017, respectively, and are included in prepaid and other assets in the consolidated balance sheet. Foreclosure or similar proceedings in progress totaled approximately $1.2 million and $694,000 as of December 30, 2017 and April 1, 2017, respectively.

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
Commercial loans receivables, net, consist of the following by class of financing notes receivable (in thousands):

	December 30, 2017	April 1, 2017
Direct loans receivable	$25,801	$24,959
Participation loans receivable	1,206	1,084
Allowance for loan loss	(153)	(210)
	$26,854	$25,833
The commercial loans receivable balance has the following characteristics:

	December 30, 2017	April 1, 2017
Weighted average contractual interest rate	6.0%	5.6%
Weighted average months to maturity	7	6
The Company evaluates the potential for loss from its participation loan programs based on each independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either December 30, 2017 or April 1, 2017.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $153,000 and $130,000 at December 30, 2017 and December 31, 2016, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance at beginning of period	$242	$126	$210	$128
Provision for inventory finance credit losses	(89)	4	(57)	2
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$153	$130	$153	$130
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 30, 2017	April 1, 2017	December 30, 2017	April 1, 2017
Inventory finance notes receivable:
Collectively evaluated for impairment	$15,253	$13,688	$—	$—
Individually evaluated for impairment	10,548	11,271	1,206	1,084
	$25,801	$24,959	$1,206	$1,084
Allowance for loan loss:
Collectively evaluated for impairment	$(153)	$(137)	$—	$—
Individually evaluated for impairment	—	(73)	—	—
	$(153)	$(210)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At December 30, 2017, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At December 30, 2017, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 30, 2017	April 1, 2017	December 30, 2017	April 1, 2017
Risk profile based on payment activity:
Performing	$25,801	$24,886	$1,206	$1,084
Watch list	—	—	—	—
Nonperforming	—	73	—	—
	$25,801	$24,959	$1,206	$1,084

The Company has concentrations of commercial loans receivable related to factory-built homes in excess of 10% located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	December 30, 2017	April 1, 2017
Arizona	15.7%	21.3%
Oregon	13.8%	15.7%
Texas	13.1%	11.0%
Washington	10.7%	6.0%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of December 30, 2017. As of April 1, 2017, the Company also had additional concentrations in excess of 10% of the principal balance of commercial loans receivables, with 11.0% in California and 10.7% in Indiana.
As of December 30, 2017 and April 1, 2017, the Company had concentrations with one independent third-party that equaled 19% and 23% of the principal balance outstanding, respectively, all of which was secured.
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

	December 30, 2017	April 1, 2017
Property, plant and equipment, at cost:
Land	$23,276	$22,897
Buildings and improvements	36,705	34,180
Machinery and equipment	22,953	21,618
	82,934	78,695
Accumulated depreciation	(23,965)	(21,731)
Property, plant and equipment, net	$58,969	$56,964
Included in the amounts above are certain assets under a capital lease. See Note 8 for additional information.

8. Capital Lease
On April 3, 2017, in connection with the purchase of Lexington Homes, the Company recorded capital leases covering the manufacturing facilities and land in Lexington, Mississippi. The following amounts were recorded for the leased assets as of December 30, 2017 (in thousands):

December 30, 2017
Land	$698
Buildings and improvements	1,050
1,748
Accumulated amortization	(26)
Leased assets, net	$1,722
The future minimum payments under the leases as of December 30, 2017 are as follows (in thousands):

FY 2018	$34
FY 2019	709
FY 2020	459
FY 2021	—
FY 2022	—
Thereafter	—
Total remaining lease payments	$1,202
Less: Amount representing interest	(61)
Present value of future minimum lease payments	$1,141
9. Goodwill and Other Intangibles
Intangible assets principally consist of goodwill, trademarks and trade names, state insurance licenses, customer relationships, and other, which includes technology, insurance policies and renewal rights and other. Goodwill, trademarks and trade names and state insurance licenses are indefinite-lived intangible assets and are evaluated for impairment annually and whenever events or circumstances indicate that more likely than not impairment has occurred. During the nine months ended December 30, 2017 and December 31, 2016, no impairment expense was recorded. Finite-lived intangibles are amortized over their estimated useful lives on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The value of customer relationships is amortized over 4 to 15 years and other intangibles over 7 to 15 years.

Goodwill and other intangibles consist of the following (in thousands):

	December 30, 2017			April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$72,833	$—	$72,833	$69,753	$—	$69,753
Trademarks and trade names	7,200	—	7,200	7,000	—	7,000
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	81,133	—	81,133	77,853	—	77,853
Finite lived:
Customer relationships	7,100	(5,703)	1,397	7,100	(5,543)	1,557
Other	1,384	(889)	495	1,384	(773)	611
Total goodwill and other intangible assets	$89,617	$(6,592)	$83,025	$86,337	$(6,316)	$80,021
The Company recognized amortization expense on intangible assets of $92,000 during the three months ended December 30, 2017 and December 31, 2016, respectively. Amortization expense of $276,000 was recognized during the nine months ended December 30, 2017 and December 31, 2016, respectively.
10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 30, 2017	April 1, 2017
Customer deposits	$22,492	$15,986
Salaries, wages and benefits	20,314	22,029
Unearned insurance premiums	16,083	17,488
Estimated warranties	16,040	15,479
Accrued volume rebates	9,715	5,686
Company repurchase option on certain loans sold	6,516	5,858
Insurance loss reserves	4,956	5,239
Accrued insurance	4,358	4,113
Deferred margin	2,906	2,906
Reserve for repurchase commitments	1,634	1,749
Accrued taxes	1,174	1,682
Capital lease obligation	1,141	—
Other	16,332	11,574
	$123,661	$109,789

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

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance at beginning of period	$16,470	$14,046	$15,479	$13,371
Purchase accounting additions	—	—	838	—
Charged to costs and expenses	5,907	6,030	18,529	18,310
Payments and deductions	(6,337)	(4,675)	(18,806)	(16,280)
Balance at end of period	$16,040	$15,401	$16,040	$15,401
12. Debt Obligations
Debt obligations consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	December 30, 2017	April 1, 2017
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$21,236	$23,756
Securitized financing 2007-1	23,140	25,728
Other secured financings	5,007	4,987
Secured Term Loans	7,908	3,520
Total securitized financings and other, net	$57,291	$57,991
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

	December 30, 2017	April 1, 2017
Securitized financings – contractual amount	$49,155	$57,120
Purchase discount
Accretable	(4,779)	(7,636)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$44,376	$49,484
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance at the beginning of the period	$5,709	$9,790	$7,636	$12,333
Accretion	(820)	(923)	(2,536)	(2,829)
Adjustment to cash flows	(110)	(111)	(321)	(748)
Balance at the end of the period	$4,779	$8,756	$4,779	$8,756
On July 12, 2005, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.66 years. For accounting purposes, this transaction was structured as a securitized borrowing. As of December 30, 2017, the Class A-1, Class A-2, and Class A-3 bonds have been retired.
On March 22, 2007, prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. The bonds mature at varying dates and at issuance had an expected weighted average maturity of 4.86 years. For accounting purposes, this transaction was also structured as a securitized borrowing. As of December 30, 2017, the Class A-1, Class A-2 and Class A-3 bonds have been retired.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 30, 2017, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks totaling $15.0 million and maturity dates of ten years. The proceeds are used by the Company to originate and hold consumer chattel personal property loans secured by manufactured homes, which are pledged as collateral to the facility. The maximum advance for loans under these programs is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. One of the facilities has a floating interest rate during a one year warehouse period in which the Company has the option to convert all or a portion of the loan to a fixed rate. During the warehouse period, this facility bears interest at an annual rate of the average one month LIBOR rate plus 3.50%. Upon conversion, converted balances bear interest at the 10 year US Treasury bond rate plus 2.75% with the rate fixed at time of conversion. The other facility has a fixed interest rate of 4.75%. Payments are based on 20 year amortization schedules with balloon payments due upon maturity.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	December 30, 2017		December 31, 2016
	Written	Earned	Written	Earned
Direct premiums	$3,796	$4,120	$3,735	$4,008
Assumed premiums—nonaffiliate	5,428	6,296	5,504	6,146
Ceded premiums—nonaffiliate	(2,816)	(2,816)	(3,063)	(3,063)
Net premiums	$6,408	$7,600	$6,176	$7,091

	Nine Months Ended
	December 30, 2017		December 31, 2016
	Written	Earned	Written	Earned
Direct premiums	$11,790	$12,407	$11,870	$11,926
Assumed premiums—nonaffiliate	17,898	18,889	18,603	17,719
Ceded premiums—nonaffiliate	(10,073)	(10,073)	(9,360)	(9,360)
Net premiums	$19,615	$21,223	$21,113	$20,285
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard cedes $175,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $125,000 per claim on typical policies. After this limit, amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.5 million per occurrence, up to a maximum of $43.5 million in the aggregate.
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
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In August 2017, the Company received a notice of examination from the Internal Revenue Service ("IRS") for the Company’s federal income tax return for the fiscal year ended April 2, 2016. In general, the Company is no longer subject to examination by the IRS for years before fiscal year 2015 or state and local income tax examinations by tax authorities for years before fiscal year 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which made broad and complex changes to the U.S. tax code. In connection with lower federal income tax liability related to the Tax Act and revaluation of the net deferred income tax balance, the Company has recorded a net tax benefit of $5.6 million in the third quarter ended December 30, 2017.

15. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $45.0 million at December 30, 2017, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $1.6 million and $1.7 million at December 30, 2017 and April 1, 2017, respectively, related to the commitments pertaining to these agreements.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 30, 2017	April 1, 2017
Construction loan contract amount	$26,647	$18,031
Cumulative advances	(12,407)	(6,957)
Remaining construction contingent commitment	$14,240	$11,074
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million and $885,000 as of December 30, 2017 and April 1, 2017, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications.

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
As of December 30, 2017, CountryPlace had outstanding IRLCs with a notional amount of $10.5 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and nine months ended December 30, 2017, CountryPlace recognized losses of $31,000 and $46,000 on the outstanding IRLCs, respectively. During the three and nine months ended December 31, 2016, CountryPlace recognized losses of $17,000 and $7,000, respectively, on the outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of December 30, 2017, CountryPlace had $38.8 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the consolidated balance sheets. During the three and nine months ended December 30, 2017, CountryPlace recognized gains of $384,000 and $312,000, respectively, on forward sales and whole loan sale commitments. CountryPlace recognized gains of $150,000 and $139,000 on forward sales and whole loan sale commitments during the three and nine months ended December 31, 2016, respectively.
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

16. Stockholders' Equity
The following table represents changes in stockholders' equity for the nine months ended December 30, 2017 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, April 1, 2017	8,994,968	$90	$244,791	$148,141	$1,386	$394,408
Cumulative effect of implementing ASU 2016-09	—	—	—	69	—	69
Stock option exercises, including incremental tax benefits	40,326	—	(1,104)		—	(1,104)
Share-based compensation	—	—	1,918	—	—	1,918
Net income	—	—	—	39,362	—	39,362
Unrealized gain on available-for-sale securities	—	—	—	—	919	919
Balance, December 30, 2017	9,035,294	$90	$245,605	$187,572	$2,305	$435,572

(1)
Other comprehensive income is comprised of unrealized gains and losses on available-for-sale investments. Unrealized gains before tax effect on available-for-sale securities were $1.5 million for the nine months ended December 30, 2017.

17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of December 30, 2017, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 339,251 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and nine months ended December 30, 2017 was $398,000 and $1.9 million, respectively. The Company recorded stock-based compensation expense of $386,000 and $1.7 million for three and nine months ended December 31, 2016, respectively.
As of December 30, 2017, total unrecognized compensation cost related to stock options was approximately $3.8 million and the related weighted-average period over which the expense is expected to be recognized is approximately 3.17 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the nine months ended December 30, 2017:

Number of Shares
Outstanding at April 1, 2017	464,930
Granted	42,000
Exercised	(74,575)
Canceled or expired	(800)
Outstanding at December 30, 2017	431,555
Exercisable at December 30, 2017	217,071
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

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net income	$21,427	$12,283	$39,362	$27,067
Weighted average shares outstanding:
Basic	9,030,100	8,992,456	9,019,311	8,970,008
Common stock equivalents—treasury stock method	184,798	110,106	166,731	126,434
Diluted	9,214,898	9,102,562	9,186,042	9,096,442
Net income per share:
Basic	$2.37	$1.37	$4.36	$3.02
Diluted	$2.33	$1.35	$4.28	$2.98
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 30, 2017 were 4,941 and 5,549, respectively. There were 18,455 and 9,385 anti-dilutive common stock equivalents excluded for the three and nine months ended December 31, 2016, respectively.

19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	December 30, 2017		April 1, 2017
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale securities (1)	$30,487	$30,487	$24,162	$24,162
Non-marketable equity investments (2)	18,646	18,646	17,383	17,383
Consumer loans receivable (3)	94,992	116,895	95,801	121,021
Interest rate lock commitment derivatives (4)	(10)	(10)	35	35
Forward loan sale commitment derivatives (4)	226	226	(86)	(86)
Commercial loans receivable (5)	26,854	26,872	25,833	25,841
Securitized financings and other (6)	(57,291)	(61,612)	(57,991)	(61,270)
Mortgage servicing rights (7)	1,312	1,312	1,110	1,110

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	December 30, 2017
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$296	$—	$296	$—
Mortgage-backed securities (1)	7,407	—	7,407	—
Securities issued by states and political subdivisions (1)	6,924	—	6,924	—
Corporate debt securities (1)	1,637	—	1,637	—
Marketable equity securities (1)	11,461	11,461	—	—
Interest rate lock commitment derivatives (2)	(10)	—	—	(10)
Forward loan sale commitment derivatives (2)	226	—	—	226
Mortgage servicing rights (3)	1,312	—	—	1,312

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 30, 2017. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 30, 2017
	Total	Level 1	Level 2	Level 3
Loans held for investment	$91,627	$—	$—	$91,627
Loans held for sale	12,861	—	—	12,861
Loans held—construction advances	12,407	—	—	12,407
Commercial loans receivable	26,872	—	—	26,872
Securitized financings and other	(61,612)	—	(61,612)	—
Non-marketable equity investments	18,646	—	—	18,646

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of December 30, 2017. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
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
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the nine months ended December 30, 2017.
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

	December 30, 2017	April 1, 2017
Number of loans serviced with MSRs	4,274	4,041
Weighted average servicing fee (basis points)	32.00	31.42
Capitalized servicing multiple	80.81%	74.79%
Capitalized servicing rate (basis points)	25.86	23.50
Serviced portfolio with MSRs (in thousands)	$507,530	$472,492
Mortgage servicing rights (in thousands)	$1,312	$1,110
20. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenue:
Factory-built housing	$207,183	$188,546	$587,445	$536,513
Financial services	14,200	13,764	41,261	39,286
	$221,383	$202,310	$628,706	$575,799

Income before income taxes:
Factory-built housing	$18,393	$12,370	$40,147	$33,437
Financial services	5,276	4,909	7,672	5,370
	$23,669	$17,279	$47,819	$38,807

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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are the second largest producer of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes, Friendship Homes, Chariot Eagle and Lexington Homes. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes.
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
In 2015, the Company purchased the business and operating assets of Chariot Eagle, a Florida-based manufacturer of park model RVs and manufactured homes, as well as certain assets and liabilities of Fairmont Homes. These transactions provided additional home production capabilities, grew the Company's offering of park model RV product lines and further strengthened our market position in the Southeast, Midwest, the western Great Plains states and several provinces in Canada.
On April 3, 2017, the Company purchased Lexington Homes, which operates one manufacturing facility in Lexington, Mississippi. This transaction was accounted for as a business combination and provides additional home production capabilities and increased distribution into new markets in the Southeast.

The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 41 Company-owned U.S. retail locations.
We continually review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive market response to our acquisitions has been encouraging and we believe that these expansions provide positive long-term strategic benefits for the Company. We plan to focus on developing synergies among all operations, which continue to have significant organic growth potential.
Industry and Company Outlook
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 15.5% for the first 11 months of calendar 2017 compared to the same period in the prior year. During calendar year 2016 our industry shipped approximately 81,000 HUD code manufactured homes, an increase of 14.1% over the approximately 71,000 homes shipped in 2015. Shipments were 64,000 in 2014, 60,000 in 2013 and 55,000 in calendar year 2012, among the lowest levels since industry shipment statistics began to be recorded in 1959. Annual home shipments from 2009 to 2016 were less than the annual home shipments for each of the 40 years from 1969 to 2008. While industry HUD code manufactured home shipments have improved modestly in recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
We believe that employment rates and underemployment among potential home buyers who favor affordable housing as well as consumer confidence levels are improving from low levels reported in recent years. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by an extended period of persistently low employment rates and underemployment. The process of repairing damaged credit among consumers and efforts to save for a home loan down-payment often require substantial time; however, improving consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living that have been concerned about financial stability, and now appear to be less hesitant to commit to a new home purchase. We believe sales of our products may continue to increase as employment and consumer confidence levels continue to recover.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 12.1 million between 2017 and 2022. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.

The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Cavco’s Company-owned retail stores experience decreased home buyer traffic during holidays and popular vacation periods. Still, diversification among Cavco’s product lines and operations have served to partially offset the extent of seasonal fluctuations. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern was partially interrupted during the winter of fiscal years 2018 and 2017, as the Company has produced a limited number of disaster-relief homes for the Federal Emergency Management Agency ("FEMA"). Demand patterns for park model and cabin RVs and homes used primarily for retirement seasonal living partially offset the general housing seasonality.
The Company's mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not substantially impacted by seasonality as it recognizes revenue from policy sales ratably over each policy’s term year. However, the insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten.
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
These storms also impacted the factory-built housing segment during the second quarter of fiscal year 2018. The flooding from Hurricane Harvey caused substantial new home inventory damage at certain Company-owned retail centers. In addition, both storms caused a limited number of lost production days at manufacturing facilities in the affected areas, resulting in lower sales volume in the quarter. Additionally, as consumer home-site damage and economic disruption in Texas and Florida delayed several home sales in process that would have otherwise been recorded during that quarter.
It has been widely reported that the overall economic toll in the affected market areas is substantial. There has been somewhat increased consumer demand for replacement of homes lost as a result of these events, which we expect to continue for several quarters. This may include demand for additional disaster-relief manufactured home orders from federal and state agencies. The Company has been initially participating by producing a limited number of disaster-relief homes already ordered by FEMA. These homes are being built in factories located in unaffected regions of the country, primarily during the winter months to lessen disruptions to existing order demand from our core customer base.

While there has been modest growth in our industry, consumer financing for retail purchases of manufactured homes needs to become more available before marked emergence from historically lower home shipment levels can occur. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary has invested in and developed home-only lending programs to grow sales of homes through traditional distribution points as well. We believe that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations.
We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. On December 18, 2017, FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. The focus of each of the three-year plans is to establish steps to ensure chattel loans can be purchased in bulk prior to proceeding with a chattel loan pilot. Expansion of the secondary market for chattel lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in the area, meaningful positive impact in the form of increased home orders has yet to be realized. See "Regulatory Developments" below.
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
The backlog of sales orders at December 30, 2017 varied among our 20 factories and in total was approximately $207 million compared to $91 million at December 31, 2016. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders. In response to this accelerating demand, we have raised production levels by increasing our workforce size and capabilities. However, the constrained labor market is a key challenge to further increasing production to keep pace with increased order rates. In addition, we have implemented higher product pricing to offset rising input costs, including labor and material price increases, although large backlogs may cause deferred realization of the full benefits.

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
With manufacturing facilities strategically positioned across the United States, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the federal HUD code, we construct modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of our manufacturing facilities.
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
Regulatory Developments
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act" or the "Act") was passed into law. The Dodd-Frank Act is a sweeping piece of legislation and the financial services industry continues to implement necessary changes in procedures and business practices. The Act established the Consumer Financial Protection Bureau ("CFPB") to regulate consumer financial products and services. Although many rules have been implemented, the full impact will not be known for years as rule revisions and the enforcement of rules continue to evolve, as the courts consider limits of CFPB's authority. Enforcement actions are in the early stages and the effects of possible litigation related to the regulations remains unknown.

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
The CFPB rules amending the Truth in Lending Act ("TILA") and the Real Estate Settlement Procedures Act ("RESPA") expanded the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revised and expanded the tests for coverage under HOEPA, and imposed additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
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

Regulation C of the Home Mortgage Disclosure Act ("HMDA") enacted in 1975 requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. The data-related requirements in the HMDA and Regulation C are used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes. The Dodd-Frank Act transferred rulemaking authority for HMDA to the CFPB, effective in 2011. It also amended the HMDA to require financial institutions to report additional data points and to collect, record and report additional information. The CFPB issued a final rule amending Regulation C, which became effective on January 1, 2018. Regulation C generally applies to consumer-purpose, closed-end loans and open-end lines of credit that are secured by a dwelling. Non-depository financial institutions are subject to Regulation C if they originate at least 25 covered closed-end mortgage loans or at least 100 covered open-end lines of credit in each of the two preceding calendar years. Violations of Regulation C, including incomplete, inaccurate, or omitted data are subject to administrative sanctions, including civil money penalties and compliance can be enforced by the Federal Reserve Board, Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, the National Credit Union Administration, HUD, or the CFPB.
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
The U.S. House of Representatives passed the Preserving Access to Manufactured Housing Act of 2017 (House of Representatives Bill 1699) on December 1, 2017 to amend some SAFE Act and TILA provisions that affect manufactured housing financing. Additionally, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act (House of Representatives Bill 10), which included the legislative language of House of Representatives Bill 1699. On August 3, 2017, the U.S. Senate introduced Senate Bill 1751, companion legislation to House of Representatives Bill 1699. If signed into law, these bills would revise the triggers by which small-sized manufactured home loans are considered "High-Cost" under HOEPA and change the definition of an MLO to exclude retailers of manufactured or modular homes or their employees under certain circumstances.
The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. On December 18, 2017, both GSEs published their final Underserved Markets Plans for activities for the years beginning January 1, 2018, and continuing through 2020. Both GSE plans include small-scale pilot programs for chattel loans secured by manufactured housing beginning in 2019, as well as initiatives to facilitate increased purchases of real property mortgages with manufactured homes under their existing single-family programs beginning in 2018.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company include, but are not limited to, (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending March 30, 2019. As a result of these changes, our fiscal year ending March 31, 2018, will have a blended statutory corporate tax rate of 31.5 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year. It is uncertain how future legislation would impact our operations.
On January 25, 2018, the U.S. Department of Housing and Urban Development ("HUD") announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. If certain changes are made, the Company may be able to more effectively service our customers.
Governmental authorities have the power to enforce compliance with applicable regulations, and violations may result in the payment of fines, the entry of injunctions or both. Although we believe that our operations are in substantial compliance with the requirements of all applicable laws and regulations, these requirements have generally become more strict in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with all applicable laws and enforcement policies.

Results of Operations
Three and nine months ended December 30, 2017 compared to December 31, 2016
Net Revenue. The following tables summarize net revenue for the three and nine months ended December 30, 2017 and December 31, 2016.

	Three Months Ended
	December 30, 2017	December 31, 2016	Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$207,183	$188,546	$18,637	9.9%
Financial services	14,200	13,764	436	3.2%
	$221,383	$202,310	$19,073	9.4%

Total homes sold	3,701	3,486	215	6.2%

Net factory-built housing revenue per home sold	$55,980	$54,087	$1,893	3.5%

	Nine Months Ended
	December 30, 2017	December 31, 2016	Change	% Change
	(Dollars in thousands)
Net revenue:
Factory-built housing	$587,445	$536,513	$50,932	9.5%
Financial services	41,261	39,286	1,975	5.0%
	$628,706	$575,799	$52,907	9.2%

Total homes sold	10,474	10,123	351	3.5%

Net factory-built housing revenue per home sold	$56,086	$52,999	$3,087	5.8%
The increase in net revenue from the factory-built housing segment for the three and nine months ended December 30, 2017 compared to the same periods last year was from improved home sales volume and a larger proportion of higher priced homes sold.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utilities, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the nine months ended December 30, 2017, the Company sold 8,646 homes Wholesale and 1,828 Retail versus 8,141 homes Wholesale and 1,982 homes Retail in the comparable prior year period. Fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials and labor used to produce each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.

Financial services segment revenue increased, resulting from more insurance policies in force in the current year compared to the prior year as well as an increase of 18.0% in home loan sales year over year. Financial services segment revenue is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize. In addition, for the nine months ended December 30, 2017, increases in revenues were partially offset by $1.4 million in additional premiums paid to reinstate reinsurance coverage that was utilized to mitigate losses incident to Texas hurricane activity that occurred during the second three months of the period.
Gross Profit. The following tables summarize gross profit for the three and nine months ended December 30, 2017 and December 31, 2016.

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$39,599	$33,680	$5,919	17.6%
Financial services	10,257	9,864	393	4.0%
	$49,856	$43,544	$6,312	14.5%

Gross profit as % of Net revenue:	22.5%	21.5%	N/A	1.0%

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Gross profit:
Factory-built housing	$104,018	$95,792	$8,226	8.6%
Financial services	22,358	20,111	2,247	11.2%
	$126,376	$115,903	$10,473	9.0%

Gross profit as % of Net revenue:	20.1%	20.1%	N/A	—%
Factory-built housing gross profit for the three months ended December 30, 2017 was up from higher home sales. In addition, the Company received a benefit of $3.4 million related to a favorable dispute settlement resolution, which was offset against cost of sales.
Financial services gross profit for the three and nine months ended December 30, 2017 increased from lower weather-related insurance claim costs compared to the prior year period and higher home loan sales volume. These increases were partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.

Selling, General and Administrative Expenses. The following tables summarize selling, general and administrative expenses for the three and nine months ended December 30, 2017 and December 31, 2016.

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$22,226	$22,079	$147	0.7%
Financial services	3,819	3,924	(105)	(2.7)%
	$26,045	$26,003	$42	0.2%

Selling, general and administrative expenses as % of Net revenue:	11.8%	12.9%	N/A	(1.1)%

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative expenses:
Factory-built housing	$66,909	$64,551	$2,358	3.7%
Financial services	11,594	11,568	26	0.2%
	$78,503	$76,119	$2,384	3.1%

Selling, general and administrative expenses as % of Net revenue:	12.5%	13.2%	N/A	(0.7)%
Selling, general and administrative expenses related to factory-built housing increased for the three and nine months ended December 30, 2017 primarily from higher salary and incentive compensation expense from improved home sales and the acquisition of Lexington Homes.

Interest Expense. The following tables summarize interest expense for the three and nine months ended December 30, 2017 and December 31, 2016.

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Interest expense	$1,236	$1,091	$145	13.3%

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Interest expense	$3,305	$3,384	$(79)	(2.3)%
The increase for the three months ended December 30, 2017 compared to the same period in the prior year is attributable to interest expense from secured credit facilities. These increases were partially offset by lower bond interest expense on securitized portfolios that continue to amortize. The decrease for the nine months ended December 30, 2017 compared to the same period in the prior year is attributable to lower bond interest expense on these same securitized portfolios, which was partially offset by increased interest from secured credit facilities.
Other Income, net. The following tables summarize other income, net for the three and nine months ended December 30, 2017 and December 31, 2016.

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Other income, net	$1,094	$829	$265	32.0%

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Other income, net	$3,251	$2,407	$844	35.1%
The increase in other income, net, is attributable to higher interest income earned on increased balances related to commercial loans receivable in the factory-built housing segment, as well as gains from corporate investments.
Income Before Income Taxes. The following tables summarize income before income taxes for the three and nine months ended December 30, 2017 and December 31, 2016.

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$18,393	$12,370	$6,023	48.7%
Financial services	5,276	4,909	367	7.5%
	$23,669	$17,279	$6,390	37.0%

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Income before income taxes:
Factory-built housing	$40,147	$33,437	$6,710	20.1%
Financial services	7,672	5,370	2,302	42.9%
	$47,819	$38,807	$9,012	23.2%
Income taxes. The following tables summarize Income taxes for the three and nine months ended December 30, 2017 and December 31, 2016.

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Income taxes	$2,242	$4,996	$(2,754)	(55.1)%

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
	(Dollars in thousands)
Income taxes	$8,457	$11,740	$(3,283)	(28.0)%
The effective income tax rate for the third fiscal quarter was 9.5% compared to an effective tax rate of 28.9% for the same period last year. In connection with lower federal income tax liability related to the Tax Act and revaluation of the net deferred income tax balance, the Company has recorded a net tax benefit of $5.6 million in the third quarter ended December 30, 2017.
For the nine months ended December 30, 2017 and December 31, 2016, the effective income tax rate was 17.7% and 30.3%, respectively. In addition to the impact of the Tax Act discussed above, income tax expense for the nine months ended December 30, 2017 includes a benefit of $1.7 million related to excess tax benefits on exercises of stock options in accordance with ASU 2016-09 which was adopted in the current fiscal year.
Liquidity and Capital Resources
We believe that cash and cash equivalents at December 30, 2017, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in various deposit accounts, the balances of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Because of the Company’s sufficient cash position, the Company has not sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

Projected cash provided by operations in the coming year is largely dependent on sales volume and other activities. Operating activities provided $15.4 million of cash during the nine months ended December 30, 2017, compared to $28.8 million during the same period last year. Cash provided by operating activities during the current period was primarily the result of cash generated by operating income before non-cash charges and principal payments received on consumer loans receivable in the ordinary course of business. These are partially offset by: 1) loan origination activity in excess of proceeds from the sale of loans and expansion of home-only lending programs; 2) increased accounts receivable resulting from higher home sales; and 3) larger raw material levels to feed increased home sales volume and increased finished home inventory levels from timing of home sales completion. Cash provided by operating activities during the prior period was primarily the result of cash generated by operating income before non-cash charges, principal payments received on consumer loans receivable in the ordinary course of business, and lower home inventory levels from timing of home sales completions. These increases were partially offset by consumer loan originations in excess of proceeds from the sale of these loans as a result of improved loan origination activity and increases to accounts receivable resulting from higher home sales.
Consumer loans receivable originated increased to $96.8 million from $86.8 million for the nine months ended December 30, 2017 and December 31, 2016, respectively. Proceeds from sales of consumer loans provided $91.2 million in cash, compared to $77.3 million in the previous year, a net increase of $13.9 million, which relates to higher loan originations and the timing of loan sales.
With respect to consumer lending for the purchase of manufactured housing, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors and the current lack of availability of financing in the industry may have material negative effects on liquidity. See Item IA, "Risk Factors."
Cavco has entered into programs to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers. The Company has also entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes and has invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 6 to the Consolidated Financial Statements). In addition, the Company has invested in and developed home-only loan pools and lending programs to attract third-party financier interest and to grow sales of new homes through traditional distribution points as well.
Investing activities used $6.6 million of cash during the nine months ended December 30, 2017, compared to $3.7 million during the same period last year. In the current year, cash was used for the purchase of Lexington Homes and other property, plant and equipment as well as investments, partially offset by investment sales. In the prior period, cash was used for the purchases of property, plant and equipment as well as investments by our insurance subsidiary for its investment portfolio, offset by investment sales.
Financing activities used $2.4 million in cash during the nine months ended December 30, 2017 primarily from payments on securitized financings and payments on stock option exercises, offset by loans accounted for as other secured financings. Financing activities used $3.2 million in cash during the nine months ended December 31, 2016, largely from payments on securitized financings, offset by loan sales accounted for as other secured financings and net cash from stock option exercises.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 30, 2017, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. Accordingly, the updated standard is effective for us beginning with the first quarter of the Company's fiscal year 2019. Our implementation approach has included performing a detailed study of the various types of agreements that we have with our customers and assessing conformity of our current accounting practices with the new standard. We are making progress in determining the impact of this guidance; however, we are still evaluating the full effects ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures. We expect to adopt this guidance using the modified retrospective transition method.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2019. Upon adoption, we will be required to reclassify the gain (loss) related to our equity investment securities classified as available-for-sale from accumulated other comprehensive income ("AOCI") to retained earnings as a cumulative-effect adjustment and begin recording future changes in fair value through earnings. As of December 30, 2017, we had a gain of $2.3 million recorded in AOCI for our available-for-sale equity investments. The impact on the Company's Consolidated Financial Statements at adoption will depend on the net unrealized gains (losses) recorded in AOCI for these equity investments as of the date of adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, with early adoption permitted. The amendments require the recognition of leased assets and the related liabilities on the balance sheet for most leases, and recognition of expenses in the income statement in a manner similar to current accounting treatment. In addition, disclosures of key information about leasing arrangements will be required. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect this ASU will have on the Company's Consolidated Financial Statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to base measurement on expected losses through a forward-looking model based on incurred losses. The guidance also requires increased disclosures. ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2021. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.
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

We are also exposed to market risks related to our fixed rate consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of December 30, 2017, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$3,707
Commercial loans receivable	$172
Securitized financings	$1,213
In originating loans for sale, CountryPlace issues IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of December 30, 2017, CountryPlace had outstanding IRLCs with a notional amount of $10.5 million and are recorded at fair value in accordance with ASC 815. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage for IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs as of December 30, 2017 is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $120,000.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 30, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended December 30, 2017, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

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
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended December 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	February 7, 2018
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	February 7, 2018
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)