Form 10-K
period 2018-03-31
CAVCO INDUSTRIES INC
filed 2018-05-30
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2017 (based on the closing price on the Nasdaq Stock Market, LLC on September 30, 2017) was $655,357,047. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 25, 2018, 9,044,943 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2018

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, which include Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes, Friendship Homes, Chariot Eagle and Lexington Homes. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
We construct our homes using an assembly-line process in which each module or floor section is assembled in stages. Our assembly-line process is designed to be flexible enough to accommodate significant customization, as requested by our customers. The Company operates 20 homebuilding facilities located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions.
We distribute our homes through 39 Company-owned U.S. retail outlets and a network of independent distribution points in 47 states, Canada and Japan. Thirty-one of our Company-owned retail stores are located in Texas.
CountryPlace originates single-family residential mortgages and home-only loans, and services, for itself and others, conforming land-home mortgages, non-conforming mortgages and manufactured home-only loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by the GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, the FNMA and the FHLMC. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 5 to the Consolidated Financial Statements).
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
See Note 21 to the Consolidated Financial Statements for financial information regarding our business segments, factory-built housing and financial services, both of which are discussed below.

Business Strategies
Our marketing strategy is to offer manufactured homes that appeal to a wide range of home buyers. Our principal focus is on the sale of high-value homes to entry-level and move-up buyers and to persons age 55 and older. We also market to special niches such as subdivision developers and vacation home buyers.
Our production strategy is to develop and maintain the resources necessary to build varied and unique customer specifications in an efficient factory production environment. This enables us to attract retailers and consumers who want the flexibility to customize homes to meet their specific needs, but also seek the value created by building a home on a factory production line.
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
Cavco has strategically expanded its factory operations and related business initiatives primarily through the acquisition of industry competitor operations. This has enabled the Company to more broadly participate in the overall housing industry recovery.
The purchase of the Fleetwood Homes, Inc. ("Fleetwood") and Palm Harbor Homes, Inc. ("Palm Harbor") assets in August 2009 and April 2011, respectively, increased home production capabilities and distribution and provided entry into financial services businesses specific to the Company's industry, allowing the Company to be vertically integrated. The transactions further expanded the Company's geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South Central and Mid-Atlantic regions.
The purchase of Chariot Eagle, LLC ("Chariot Eagle") and Fairmont Homes, LLC ("Fairmont Homes"), in March 2015 and May 2015, respectively, provided for further operating capacity, increased home production capabilities and further strengthened our market position in the Midwest, the western Great Plains states, the Northeast and several provinces in Canada.
The purchase of Lexington Homes, Inc. ("Lexington Homes") in April 2017 provided additional operating capacity and increased home production capabilities, further expanding our distribution into new Southern markets.
Products
A majority of our products are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code"). We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, are primarily used as vacation dwellings and seasonal living, and are placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-module ranch, split-level and Cape Cod style homes, as well as two and three story homes and multi-family units. We also build commercial modular structures, including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which we build our residential homes using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser's specifications. The buildings are transported to the customer's site in the same manner as homes and are often set by crane and finished at the site.
We produce our residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal years 2018 and 2017, we sold 14,537 and 13,820 homes, respectively.

Each home typically contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, and is equipped with central heating and hot water systems, kitchen appliances, floor coverings and window treatments. Feature upgrades include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors, custom cabinetry, granite countertops and eco-friendly elements. We also offer a variety of structural and decorative customizations to meet the home buyer's specifications. With manufacturing centers strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers' specific needs. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate a wide spectrum of customer requests.
We regularly introduce new floor plans, decors, exteriors, features and accessories to appeal to changing trends in different regions of the country. We have developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement. We work with a variety of partners, meeting an expanding range of housing needs from a home buyer's private land to planned neighborhoods to recreational or resort properties to accommodations for workforces in agriculture and industry.
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
Our manufactured homes are constructed and equipped at our factories. The finished home is then generally transported by independent trucking companies either to a retail sales center, planned community, housing development, work site or the customer's site. Retailers or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although manufactured homes are designed to be transportable, cost considerations cause very few to be moved from their original site after installation.
Factory-built Housing
Manufacturing Operations. Our homes are constructed in factories using an assembly-line process and employing from 112 to 341 employees at each facility. Most of our homes are constructed in one or more sections (also known as floors or modules) on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate 20 manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers. In general, however, our facilities are structured to operate on a one shift per day, five days per week basis, and we currently manufacture a typical home in approximately six production days.

Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a cost effective shipping radius of 350 miles. Each of our manufacturing facilities serves multiple retailers along with a number of one-time purchasers. Because we produce homes to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. Materials used in our homebuilding operations are mainly standard items carried by major suppliers and consist of wood, wood products, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. We generally contract for our materials and labor at a fixed price. Increases in the cost of materials and labor may reduce gross margins from home sales to the extent that increased costs cannot be fully or efficiently recovered through higher home sales prices. From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets we serve. These shortages may result in extended order backlogs, delays in the delivery of homes, reduced gross margins from home sales, or all of these.
At March 31, 2018, we had a backlog of home orders with wholesale sales values of approximately $179.0 million, compared to a backlog of $88.8 million at April 1, 2017. Retailers may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. In response to accelerating demand, we have raised production levels by increasing our workforce size and capabilities. However, the constrained labor market is a key challenge to further increasing production to keep pace with increased order rates. In addition, we have implemented higher product pricing to offset rising input costs, including labor and material price increases, although large backlogs may cause deferred realization of the full benefits of these surcharges.
Revenue and Distribution. The Company sold 14,537, 13,820 and 12,339 homes in fiscal years 2018, 2017 and 2016, respectively, through Company-owned and independent distribution channels.
As of March 31, 2018, we had a total of 39 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma and Florida. Thirty-one of the Company-owned retail stores are located in Texas. Our Company-owned sales centers are generally located on main roads or highways with high visibility. Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home that will be built at a manufacturing facility, or they may purchase a home from the inventory of homes maintained at the location, including a model home. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance home inventories at Company-owned retail centers.
As of March 31, 2018, we had a network of independent distribution points, of which 12% were in Arizona, 11% in Texas, 8% in California, 7% in Florida, and 7% in Oregon, based on the quantity of wholesale shipments during fiscal 2018. The remaining 55% were in 42 other states, Canada and Japan. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those we produce. Some independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended March 31, 2018.
We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products in trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays, point of sale promotional material and internet-based marketing assistance.

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
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, floor coverings, roofing and certain other components are warranted by their original manufacturer for various lengths of time.
Financial Services
Finance. We provide a source of home buyer financing to our customers on competitive terms through our subsidiary, CountryPlace. CountryPlace offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of numerous brands of factory-built homes sold by Company-owned retail sales centers and certain independent retailers, builders, communities and developers. CountryPlace is authorized to directly endorse FHA Title I and Title II mortgage insurance, is an approved lender with the VA and the USDA under its Single Family Housing Guaranteed Loan Program, is approved to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for Fannie Mae and Freddie Mac. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract.
CountryPlace's loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 29 states, with the largest concentrations in Texas, Florida, New Mexico and Arizona.
We believe that providing financing alternatives improves our responsiveness to the financing needs of prospective home purchasers and provides us with opportunities for additional sources of loan origination and servicing revenues. CountryPlace has modestly expanded its home-only lending programs in recent years, partially with the support of independent third party financiers. Home-only loans originated are either sold outright, grouped and sold as a pool of loans or held for investment.
Insurance. Standard Casualty specializes in homeowner property and casualty insurance products for the manufactured housing industry. Standard Casualty is domiciled in Texas and holds insurance licenses in multiple states, primarily serving the Texas, Arizona, New Mexico and Georgia markets. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business. In Texas, policies are written through one affiliated managing general agent, which produces all premiums, and through local agents, most of which are manufactured home retailers. All business outside the state of Texas is written on a direct basis through local agents.

Financing
Commercial Financing. Certain of our wholesale factory-built housing sales to independent retailers were purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates the Company to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $55.6 million as of March 31, 2018 compared to $46.3 million as of April 1, 2017. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.
Faced with illiquid capital markets in late calendar year 2008, significant changes were initiated at each of the manufactured housing sector's remaining inventory finance companies (floor plan lenders), which restricted the availability of inventory financing for the industry. As a result of these changes, the Company enters into commercial loan arrangements with distributors of our products under which the Company provides funds for financing purchases (see Note 6 to the Consolidated Financial Statements). The Company's involvement in commercial loans has increased the availability of manufactured home financing to distributors, communities and developers. While the availability of financing for the industry's wholesale distribution chain has improved, we believe that taking part in the wholesale financing of homes is helpful to borrowers and allows our homes continued exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. We have also earned interest income on these loans, which is recorded in Other income, net in the consolidated statements of comprehensive income. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners.
Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: conforming mortgage loans which comply with the requirements of FHA, VA, USDA or GSE loans; non-conforming mortgages for purchasers of the home and the land on which the home is placed; and personal property loans (often referred to as home-only or chattel loans) for consumers where the home is the sole collateral for the loan (generally HUD code homes).
Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to mortgages for site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have been significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary has developed and invests in home-only lending programs to grow sales of homes through traditional distribution points as well. We believe that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations.

We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans is intended to establish steps to ensure home-only loans can be purchased in bulk prior to proceeding with a pilot program to purchase these loans. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
Industry Overview
General. Manufactured housing provides an alternative in urban, suburban and rural areas to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2017 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 13.3% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing to approximately 93,000 HUD code manufactured homes shipped during calendar year 2017, compared to the 81,000 shipped during calendar 2016 and 71,000 shipments in 2015. Annual shipments have increased each year since calendar year 2009 when only 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved modestly in recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
Protracted Industry Downturn. Beginning in mid-1999, the manufactured housing industry experienced a prolonged and significant downturn. This downturn resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry's downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Beginning in 2008, the global credit crisis and general deterioration of economic conditions extended the depressed market conditions in which our industry operates. These factors have resulted in low wholesale shipment levels and underutilized manufacturing and retail locations. However, while the industry continues to operate at generally low levels, as discussed above, industry shipment numbers have been increasing over the past eight years.
Home Buyer Demographics. We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $50,000. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The comparatively low cost of fully-equipped manufactured housing is attractive to these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design, as well as efficient production techniques, continue to position manufactured homes to meet the demand for affordable housing in rural markets and manufactured housing communities. The markets for affordable factory-built housing are very competitive as well as cyclical and seasonal. The industry is sensitive to employment levels, consumer confidence, availability of financing and general economic conditions.

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
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 12.1 million between 2017 and 2022. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.
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
Although many lenders to factory-built home buyers have reduced their volume or exited the business, there are significant competitors to CountryPlace in the markets we serve. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks, such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Triad Financial Services, Inc.; and CU Factory Built Lending, LP. Certain of these competitors are larger than CountryPlace and have access to substantially more capital and cost efficiencies.
The market for homeowners insurance is highly competitive. Standard Casualty competes principally in property and casualty insurance for owners of manufactured homes with companies such as National Lloyds and American Modern Insurance. We compete based on price, the breadth of our product offerings, product features, customer service, claim handling and use of technology.

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
Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act ("Magnuson-Moss Warranty Act"), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys' fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers and retailers to post bonds to ensure the satisfaction of consumer warranty claims.

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act ("Truth-in-Lending Act") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act ("RESPA") and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Consumer Financial Protection Bureau ("CFPB") has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Direct loans and mortgage loans eligible for inclusion in a Ginnie Mae security are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act was a sweeping piece of legislation designed to reform credit and lending practices after the global credit crisis of 2008. Although many rules have been implemented, the full impact will not be known for years as rule revisions and the enforcement of the rules continue to evolve. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("Dodd-Frank Reform Act") was signed into law. The Dodd-Frank Reform Act revises portions of the Dodd-Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and protects consumer access to credit. With the elimination of certain provisions of the SAFE Act, manufactured housing retailers can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This will enable buyers to more easily find access to financing and make the overall home buying experience smoother.
Certain CFPB mortgage finance rules required under the Dodd-Frank Act, and modified by the Dodd-Frank Reform Act apply to consumer credit transactions secured by a dwelling, which include real property mortgages and home-only loans (financed without land) secured by manufactured homes. These rules defined standards for origination of "Qualified Mortgages," established specific requirements for lenders to prove borrowers' ability to repay loans, and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.
While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB mortgage finance rules, certain loans to finance the purchase of manufactured homes, especially home-only loans and non-conforming land-home loans, may fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

The CFPB rules amending the Truth-in-Lending Act ("TILA") and RESPA expanded the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revised and expanded the tests for coverage under HOEPA, and imposed additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily home-only loans, could be considered HPMLs. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule, effective December 30, 2014, and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. While effects of these requirements are not fully known, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.
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
New FHA Title I program guidelines became effective on June 1, 2010 and provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans. These guidelines were intended to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. Home-only loans have languished for several years and these changes were meant to broaden home-only financing availability for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.

The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. On December 18, 2017, Both GSEs published their final Underserved Markets Plans for activities for the years beginning January 1, 2018, and continuing through 2020. Both GSE plans include initiatives to facilitate increased purchases of real property mortgages with manufactured homes under their existing single-family programs beginning in 2018 and small-scale pilot programs for home-only loans secured by manufactured housing beginning in 2019.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduces the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. As a result of these changes, our fiscal year ended March 31, 2018, had a blended corporate tax rate of 31.54%, which is based on the tax rate before and after the Tax Act and the number of days in the fiscal year.
On January 25, 2018, HUD announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. If certain changes are made, the Company may be able to more effectively serve buyers of affordable homes.
Governmental authorities have the power to enforce compliance with applicable regulations, and violations may result in the payment of fines, the entry of injunctions or both. Although we believe that our operations are in substantial compliance with the requirements of all applicable laws and regulations, these requirements have generally become more stringent in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with all applicable laws and enforcement policies.
Seasonality
The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Cavco's Company-owned retail stores typically experience decreased home buyer traffic during holidays and popular vacation periods. Still, diversification among Cavco's product lines and operations have served to partially offset the extent of seasonal fluctuations. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern was partially interrupted during the winter of fiscal years 2018 and 2017, when the Company produced a limited number of disaster-relief homes for the Federal Emergency Management Agency ("FEMA"). Demand patterns for park model RVs, cabins and homes used primarily for retirement seasonal living partially offset the general housing seasonality.

The Company's mortgage subsidiary experiences minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. The mortgage subsidiary realizes no seasonal impacts from its mortgage servicing operations. Revenue for the home insurance subsidiary is not substantially impacted by seasonality as it recognizes revenue from policy sales ratably over each policy's term year. However, the insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are somewhat limited by reinsurance contracts in place as part of the Company's loss mitigation structure.
In August 2017, Hurricane Harvey produced the largest recorded rain volume for a single weather event in U.S. history, resulting in historic flooding and widespread property damage, primarily in southeast Texas. Although our insurance subsidiary does not write policies for manufactured home residents in gulf coast counties or in flood plains, the enormity of this event caused high homeowners' insurance claim volume inland and in non-flood plain areas. The insurance subsidiary's catastrophic reinsurance contracts served to limit financial exposure to a pre-established retention amount of $1.5 million; however, these contracts also carried the requirement for the Company to pay additional premiums in order to reinstate reinsurance coverage for the remainder of calendar year 2017, further adding to costs incurred as a result of the hurricane.
In September 2017, Hurricane Irma caused significant property damage in Florida. The insurance subsidiary conducts no operations in Florida and was not adversely affected by this storm.
It has been widely reported that the overall economic toll in the affected hurricane market areas is substantial. There has been somewhat increased consumer demand for replacement of homes lost as a result of these events, which we expect to continue for several quarters. This may include demand for additional disaster-relief manufactured home orders from federal and state agencies. The Company has initially participated by producing a limited number of disaster-relief homes for FEMA. These homes were built in factories located in unaffected regions of the country, primarily during the winter months, which lessened disruptions to existing order demand from our core customer base.
Employees
We have approximately 4,500 employees. We believe that our relationship with our employees is good.
Available Information
We make available free of charge through our Internet site, www.cavco.com, our periodic and current filings, as well as any amendments to such filings, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act").

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
We operate in an industry that is currently experiencing a prolonged and significant downturn
Beginning in mid-1999, the manufactured housing industry experienced a prolonged and significant downturn. This downturn resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtailed credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry's downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard site-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive site-built homes. Beginning in 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions in which our industry operates. These factors have resulted in low wholesale shipment levels and underutilized manufacturing and retail locations. However, while the industry continues to operate at generally low levels, industry shipment numbers have been increasing over the past eight years.
While there has been modest growth in our industry, the availability of consumer financing for the retail purchase of manufactured homes continues to be constrained. Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutional lending to manufactured home buyers and limited secondary market availability for manufactured home loans are significant constraints to industry growth. We are working directly with other industry participants to broaden the market for manufactured home loans. However, if our attempts are ineffective, we may be required to take steps to mitigate the unfavorable industry conditions, such as the closure of facilities or consolidation of existing operations. These steps could impair our ability to conduct our business in a manner consistent with past practice and could make it more difficult for us to expand our operations if and when industry conditions improve. Furthermore, some of these steps could lead to fixed asset, goodwill or other impairment charges.
We may not be able to successfully integrate past acquisitions, including the recent acquisition of Lexington Homes, or any future acquisition to attain the anticipated benefits. Past acquisitions may adversely impact the Company's liquidity
On April 3, 2017, the Company purchased Lexington Homes, which operates a manufacturing facility in Lexington, Mississippi. This transaction provides additional home production capabilities and increased distribution into new Southern markets.
We may consider other strategic acquisitions if such opportunities arise. Prior acquisitions and any other acquisitions that we may consider in the future involve a number of risks, including the diversion of our management's attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process and on our liquidity. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of past acquisitions, Lexington Homes or potential future acquisitions. We also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.

Our involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks
CountryPlace offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes sold by Company-owned retail sales centers and independent retailers, builders, communities and developers. CountryPlace is an approved seller/servicer with Fannie Mae and Freddie Mac, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program and is approved to issue Ginnie Mae mortgage-backed securities. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract. CountryPlace has expanded its home-only lending programs, partially with the support of independent third party financiers. Home-only loans originated will either be sold outright or grouped and sold as a pool of loans or held for investment.
If CountryPlace's customers are unable to repay their loans, CountryPlace may be adversely affected. CountryPlace makes loans to borrowers that it believes are creditworthy based on its underwriting guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to: national, regional and local economic conditions; changes or weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or unexpected life circumstances.
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
Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for its loans may deteriorate rapidly and significantly. CountryPlace's ability to respond to changing market conditions is bound by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor our loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.
CountryPlace sells loans through GSE-related programs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by buyers and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase or indemnification. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Georgia markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums through local agents, most of which are manufactured home retailers. All insurance policies outside the state of Texas are written on a direct basis through local agents. Property and casualty insurance companies are subject to certain risk-based capital requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on its various risk factors.

Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide Standard Casualty with increased capacity to write larger risks. Standard Casualty remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of Standard Casualty's assumed reinsurance is with one entity. Further, Standard Casualty's policies in force may be subject to numerous risks, including geographic concentration, adverse selection, home deterioration, unusual weather events, and regulation. Although claim amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses up to policy maximums, significant losses may be realized and our results of operations and financial condition could be adversely affected.
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
Overall, the rules established under Dodd-Frank have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
For further information, see Government Regulation in Part 1 of this Annual Report.

The availability of wholesale financing for industry retailers is limited due to a reduced number of floor plan lenders and reduced lending limits
Manufactured housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Since 1999, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. As a result, the Company's independent retailers have relied primarily on 21st Mortgage Corporation and smaller national and regional lending institutions that have specialized in providing wholesale floor plan financing to manufactured housing retailers. Floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis.
Our participation in certain financing programs for the purchase of our products by industry distributors and consumers may expose us to additional risk of credit loss, which could adversely impact the Company's liquidity and results of operations
We are exposed to risks associated with the creditworthiness of certain independent retailers, builders, developers, community owners, inventory financing partners and home buyers, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects. The consequences of such adverse effects could include delinquencies by customers who purchase our product under special financing initiatives, and deterioration of collateral values. In addition, we may incur losses if our collateral cannot be recovered or liquidated at prices sufficient to recover recorded commercial loan notes receivable balances. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

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
We have contingent repurchase obligations related to wholesale financing provided to industry retailers
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry retailers, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $55.6 million as of March 31, 2018, before reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

Our operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment levels, employment growth, interest rates, consumer confidence, inflation, land availability and development costs, apartment and rental housing vacancy levels, inflation, deflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.
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
A write-off of all or part of our goodwill could adversely affect our operating results and net worth
As of March 31, 2018, 11% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill annually for impairment. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows we expect to derive from our manufacturing operations will be substantially reduced. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.
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
Our liquidity and ability to raise capital may be limited
We may need to obtain debt or additional equity financing in the future. The Company has securitized bond debt outstanding with call dates in January and July 2019. It is anticipated that we will purchase or refinance these facilities prior to their call dates. The type, timing and terms of the financing selected by us will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. There can be no assurance that any of these sources will be available to us at any time or that they will be available on satisfactory terms.

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
If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline
During fiscal year 2018, approximately 83% of our wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell our competitors' homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
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
The Company operates 20 homebuilding facilities located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 39 Company-owned sales centers, 31 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 29 states, including Texas, Florida, New Mexico and Arizona.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Georgia markets.
A decline in the economic conditions in the United States and especially the economies of Texas, California, Florida, Arizona and/or Oregon could have a material adverse effect on our results of operations.

Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers' health and safety, wage and hour practices and immigration. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
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
Deterioration in economic conditions and turmoil in financial markets could reduce our earnings and financial condition
Deterioration in global, national, regional or local economic conditions and turmoil in financial markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, foreign currency exchange rates and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations and financial condition. Unprecedented contraction in the credit markets and the financial services industry have occurred in recent years, characterized by the bankruptcy, failure or consolidation of various financial institutions and extraordinary intervention from the federal government. These factors could have an adverse effect on the availability of financing to our customers, causing our revenues to decline.
The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees
Enacted in 2010, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could continue to increase our healthcare costs, adversely impacting the Company's earnings.
A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues
Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include Internal Revenue Service verification of loan applicants' tax return information and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As a number of our home buyers use these programs to obtain financing to purchase our homes, and many lenders, including CountryPlace, require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of our homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of our business and investments. Depending on the length of disruption, such factors could have a material adverse impact on our consolidated financial statements.

Information technology failures or data security breaches could harm our business
We use enterprise-grade information technology and computer resources to carry out important operational activities and to maintain our business records. Although secured in commercial data centers, our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes and human error. Given the unpredictability of the timing, nature and scope of information technology disruptions, if our computer systems and our backup systems are damaged, breached, or cease to function properly, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information (including information about our home buyers and business partners), destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We are subject to extensive regulation affecting the production and sale of manufactured housing, which could adversely affect our profitability
We are subject to a variety of federal, state and local laws and regulations affecting the production and sale of manufactured housing. Please refer to the section above under the heading "Government Regulation" for a description of many of these laws and regulations. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting our operations are under regular review by governmental bodies and we cannot predict what effect, if any, new laws and regulations would have on us or the manufactured housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, may adversely affect our financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to our core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Nampa, Idaho	1957	Owned	171,000
Riverside, California	1960	Owned	107,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Montevideo, Minnesota (2 plants)	1982	Owned	305,000
Nappanee, Indiana	1971	Owned	341,000
Lafayette, Tennessee	1996	Owned	149,000
Lexington, Mississippi	2004	Leased	119,800
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Douglas, Georgia	1988	Owned	142,000
Ocala, Florida (1)	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities:
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000
Inactive manufacturing facilities:
Lexington, Mississippi		Leased	109,300
Plant City, Florida		Owned	94,000
Administrative and other locations:
Phoenix, Arizona		Leased	11,000
Addison, Texas		Leased	24,000
New Braunfels, Texas		Owned	9,000
Nappanee, Indiana		Leased	18,000
(1)This facility was purchased by the Company during fiscal year 2018.

We own the land on which the manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 30, 2021 with options to extend; and the Lexington, Mississippi plants, with the active plant currently leased through October 31, 2025, at which time the Company would take ownership of the property, and the inactive plant leased on a month-to-month basis with an option to purchase. We also own substantially all of the machinery and equipment used at these factories. In addition to our production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as ten properties upon which six of our active retail centers are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. We lease office space in Addison, Texas for CountryPlace operations and Palm Harbor administrative support services, pursuant to a lease that expires in 2023. Our current Phoenix, Arizona home office lease continues on a month-to-month basis, while the Company has executed a lease for a new home office location in Phoenix. The new 92 month lease will commence upon move-in. In Nappanee, Indiana, the Company also leases a supply facility expiring in August 2019, with options to extend, and an administrative office, which is on a month-to-month basis. We believe that all of these facilities are adequately maintained and suitable for the purposes for which they are used.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 of Part III of this Report)
The following is a listing of our executive officers as of May 30, 2018, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders' meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
Joseph H. Stegmayer	67
Chairman of the Board, President and Chief Executive Officer since June 2003; Director and Officer of certain of Cavco's major subsidiaries, including Palm Harbor Homes, Inc. and Fleetwood Homes, Inc; President of Centex Manufactured Housing Group, LLC from September 2000 to June 2003; President - Retail Operations and Chief Financial Officer of Champion Enterprises, Inc. from January 1998 to September 2000; President, Vice Chairman and Chairman of the Executive Committee of Clayton Homes, Inc. from 1993 to January 1998

Daniel L. Urness	50
Executive Vice President, Chief Financial Officer and Treasurer since April 2015; Vice President, Chief Financial Officer and Treasurer from January 2006 to April 2015; Director and Officer of certain of Cavco's major subsidiaries, including Palm Harbor Homes, Inc. and Fleetwood Homes, Inc; Interim Chief Financial Officer of the Company from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

Charles E. Lott	70
President of Fleetwood Homes, Inc. since August 2009; President and Vice President - Housing Group of Fleetwood Enterprises, Inc. from April 2005 to August 2009; Mr. Lott has worked for Fleetwood Enterprises and subsequently Fleetwood Homes for all but six years of his nearly 50-year career in the manufactured housing industry

Steven K. Like	61
Senior Vice President since April 2015; Vice President from February 2009 to April 2015; Director of Standard Casualty Company and affiliated agencies and Officer of certain of Cavco's subsidiaries; Executive Vice President and General Counsel- Patriot Homes from 1995 to February 2009; Partner at Warrick & Boyn, LLP from 1981-1995

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol CVCO. The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on the Nasdaq for the Company's common stock.

	Sales Price
	High	Low
Year ended March 31, 2018
Fourth Quarter	$182.58	$140.60
Third Quarter	157.80	139.50
Second Quarter	150.00	123.10
First Quarter	134.45	107.05
Year ended April 1, 2017
Fourth Quarter	$121.70	$93.65
Third Quarter	105.75	88.65
Second Quarter	110.67	90.63
First Quarter	102.53	85.56
As of May 25, 2018, the Company had 664 stockholders of record and approximately 9,300 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
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
Issuer Purchases of Equity Securities
We have a stock repurchase program, under which a total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 31, 2018 with that of the Nasdaq Composite Index and the Nasdaq US Small Cap Home Construction Index. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 30, 2013 in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/30/2013	3/29/2014	3/28/2015	4/2/2016	4/1/2017	3/31/2018
Cavco Industries, Inc.	$100	$165	$158	$196	$245	$365
Nasdaq Composite Index	$100	$127	$150	$150	$181	$216
Nasdaq US Small Cap Home Construction Index	$100	$92	$93	$73	$92	$119

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data regarding Cavco for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected financial data set forth below may not be indicative of our future performance.

	Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$871,235	$773,797	$712,352	$566,659	$533,339
Cost of sales	690,555	615,760	567,907	440,523	413,856
Net income attributable to Cavco common stockholders	$61,502	$37,955	$28,541	$23,817	$16,238
Net income per share attributable to Cavco common stockholders:
Basic	$6.82	$4.23	$3.21	$2.69	$1.97
Diluted	$6.68	$4.17	$3.15	$2.64	$1.94
Weighted average shares outstanding:
Basic	9,024,437	8,976,064	8,889,731	8,854,359	8,262,688
Diluted	9,201,706	9,105,743	9,046,347	9,015,779	8,379,024
Balance Sheet Data:
Total assets	$674,780	$607,316	$553,835	$502,582	$469,239
Total current liabilities	176,329	140,216	125,089	101,471	98,993
Total securitized financings and other	59,812	57,991	61,171	66,960	70,052
Total stockholders’ equity	457,106	394,408	353,226	320,154	290,433
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, as of their respective acquisition dates, CRG Holdings, LLC, Fleetwood (Fleetwood includes Palm Harbor, Fairmont Homes, Chariot Eagle, CountryPlace, Standard Casualty, and their subsidiaries) and Lexington Homes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about our plans, strategies and prospects under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; and the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, economic conditions and consumer confidence, our operational and legal risks, how we may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.
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
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to "Note" or "Notes" refer to the Notes to the Company's Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco Homes, Fleetwood Homes, Palm Harbor Homes, Fairmont Homes, Friendship Homes, Chariot Eagle and Lexington Homes. The Company is also a leading builder of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Freddie Mac seller/servicer, a Ginnie Mae mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance primarily to owners of manufactured homes.
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
In 2009, the Company acquired certain manufactured housing assets and liabilities of Fleetwood. The assets purchased included seven operating production facilities as well as idle factories. During fiscal year 2011, the Company acquired certain manufactured housing assets and liabilities of Palm Harbor Homes, Inc., a Florida corporation. The assets purchased included five operating production facilities as well as idle factories, 49 operating retail locations, a manufactured housing finance company and a homeowners insurance company. These acquisitions expanded the Company's presence across the United States.
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
On April 3, 2017, the Company purchased Lexington Homes, which operates a manufacturing facility in Lexington, Mississippi. This transaction was accounted for as a business combination and provides additional home production capabilities, further expanding our distribution into new Southern markets.
The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; Plant City and Ocala, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 39 Company-owned U.S. retail locations.
We regularly review our product offerings throughout the combined organization and strive to improve product designs, production methods and marketing strategies. The supportive market response to the past and recent acquisitions has been encouraging and we believe that these expansions provide positive long-term strategic benefits for the Company. We plan to focus on developing synergies among all operations, which continue to have organic growth potential.
Company Outlook
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
The backlog of sales orders at March 31, 2018 varied among our factories, but in total was $179.0 million compared to $88.8 million at April 1, 2017. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our order backlog to be firm orders.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 6 to the Consolidated Financial Statements). While a large portion of our commercial loans receivable balance was received in the current fiscal year, we expect to continue to expand and grow these lending programs. The Company's involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our participation in wholesale financing is helpful to retailers, communities and developers and allows our homes additional opportunities for exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners.
Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have been significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary has developed and invests in home-only lending programs to grow sales of homes through traditional distribution points as well. We believe that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations.

We are also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans is intended to establish steps to ensure home-only loans can be purchased in bulk prior to proceeding with a pilot program to purchase these loans. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in the area, meaningful positive impact in the form of increased home orders has yet to be realized.
On January 25, 2018, HUD announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. If certain changes are made, the Company may be able to more effectively serve buyers of affordable homes.
The insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are somewhat limited by reinsurance contracts in place as part of the Company's loss mitigation structure.
During the second fiscal quarter of fiscal 2018, Hurricane Harvey produced the largest recorded rain volume for a single weather event in U.S. history, resulting in historic flooding and widespread property damage, primarily in southeast Texas, causing high homeowners' insurance claim volume. The substantial economic toll in the affected market areas was widely reported. Increased consumer demand for replacement of homes lost as a result of these events may continue for several quarters. This may include demand for additional disaster-relief manufactured home orders from federal and state agencies. The Company initially participated by producing a limited number of disaster-relief homes for FEMA during the third and fourth quarters of fiscal year 2018.
Results of Operations
Fiscal Year 2018 Compared to Fiscal Year 2017
Net Revenue.
Net revenue consisted of the following for fiscal years 2018 and 2017, respectively (dollars in thousands):

	Year Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Net revenue:
Factory-built housing	$815,519	$720,971	$94,548	13.1%
Financial services	55,716	52,826	2,890	5.5%
	$871,235	$773,797	$97,438	12.6%

Total homes sold	14,537	13,820	717	5.2%

Net factory-built housing revenue per home sold	$56,100	$52,169	$3,931	7.5%
Factory-built housing segment revenue increased. Rising material and labor input costs have resulted in higher home sales prices. Additionally, sales volume increased, which has been driven by greater demand for our products. The increase also includes approximately $14.8 million of home sales revenue recognized from early commercial loan payoffs received under Cavco's wholesale lending programs. Additionally, the current fiscal year includes 12 months of Lexington Homes operations, which was purchased by the Company on April 3, 2017.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the twelve months ending March 31, 2018, the Company sold 12,137 homes Wholesale and 2,400 Retail versus 11,142 homes Wholesale and 2,678 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased primarily from higher home loan sales volume, higher premium revenue from a greater number of insurance policies in force and greater interest income on loans held for investment, offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Gross Profit.
Gross profit consisted of the following for fiscal years 2018 and 2017, respectively (in thousands):

	Year Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Gross profit:
Factory-built housing	$149,015	$130,221	$18,794	14.4%
Financial services	31,665	27,816	3,849	13.8%
	$180,680	$158,037	$22,643	14.3%

Gross profit as % of net revenue:	20.7%	20.4%	N/A	0.3%
The increase in factory-built housing gross profit was the result of higher home sales volume, product price increases in response to rising material and labor costs and a $3.4 million favorable dispute settlement resolution in the third fiscal quarter.
Financial services gross profit benefited from fewer weather-related insurance claims and higher home loan sales volume, offset by lower net interest income earned on securitized loan portfolios that continue to amortize.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2018 and 2017, respectively (in thousands):

	Year Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$91,058	$86,017	$5,041	5.9%
Financial services	15,849	15,214	635	4.2%
	$106,907	$101,231	$5,676	5.6%

Selling, general and administrative expenses as % of net revenue:	12.3%	13.1%	N/A	(0.8)%
Factory-built housing selling, general and administrative expenses increased from higher salary and incentive compensation expense from improved earnings on increased home sales and the acquisition of Lexington Homes.
Selling, general and administrative expenses for financial services increased primarily from higher salary and incentive compensation costs related to improved earnings.
As a percentage of net revenue, selling, general and administrative expenses benefited from broader utilization of overhead costs.
Interest Expense.
Interest expense was $4.4 million in both fiscal year 2018 and 2017.
Interest expense consists primarily of debt service on the CountyPlace securitized financings of manufactured home loans and interest related to the capital lease treatment for a lease of manufacturing facilities and land entered into as part of the Lexington Homes acquisition during fiscal year 2018. While essentially flat year over year, decreases in bond interest expense on securitized portfolios that continue to amortize were nearly offset by increases in interest expense from secured credit facilities and the new capital lease obligation interest expense at Lexington Homes.
Other Income, net.
For fiscal years 2018 and 2017, Other income, net was $9.1 million and $2.9 million, respectively, an increase of $6.2 million or 213.8%.
Other income, net, consists primarily of gains on corporate investments and property, plant and equipment, partnership income and interest income earned on commercial loans receivable in the factory-built housing segment. The increase was primarily from $3.9 million in investment gains realized on the sale of corporate investments over the prior year, and additionally from partnership income and higher interest income earned on commercial loans receivable in the factory-built housing segment.

Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2018 and 2017, respectively (in thousands):

	Year Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Income before income taxes:
Factory-built housing	$66,636	$46,840	$19,796	42.3%
Financial services	11,887	8,441	3,446	40.8%
	$78,523	$55,281	$23,242	42.0%
In addition to the above, income from operations includes $1.8 million of income from operations from early commercial loan payoffs received under Cavco's wholesale lending programs.
Income Tax Expense.
Income tax expense was $17.0 million, resulting in an effective tax rate of 21.7% for the fiscal year ended March 31, 2018 compared to income tax expense of $17.3 million and an effective rate of 31.3% for the fiscal year ended April 1, 2017. The current fiscal year benefited from the Tax Act, which made broad and complex changes to the U.S. tax code. In connection with lower federal income tax liability related to the Tax Act and requisite revaluation of the net deferred income tax balance, the Company recorded a net income tax benefit of $4.8 million. Additionally, the Company recognized benefits of $2.1 million from the current year adoption of accounting standards that required excess tax benefits on stock option exercises to be recorded as a reduction of income tax expense instead of equity, as was previously required.

Fiscal Year 2017 Compared to Fiscal Year 2016
Net Revenue.
Net revenue consisted of the following for fiscal years 2017 and 2016, respectively (dollars in thousands):

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Net revenue:
Factory-built housing	$720,971	$655,148	$65,823	10.0%
Financial services	52,826	57,204	(4,378)	(7.7)%
	$773,797	$712,352	$61,445	8.6%

Total homes sold	13,820	12,339	1,481	12.0%

Net revenue per home sold	$52,169	$53,096	$(927)	(1.7)%
Factory-built housing segment revenue increased, driven primarily from higher home sales volume. We had improvement across all of our housing product lines, which was supported from growing market demand. In addition, the manufactured housing industry in general and the Company specifically participated in the production of a limited number of disaster relief units, which further supplemented industry and Company shipment growth. The fiscal year 2017 also contains one additional month of Fairmont Homes operations versus fiscal year 2016, as Fairmont Homes was purchased by the Company on May 1, 2015.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. Changes to the proportion of home sales among our various distribution channels between reporting periods impacts the overall net revenue per home sold. For the twelve months ending April 1, 2017, the Company sold 11,142 homes Wholesale and 2,678 Retail versus 9,953 homes Wholesale and 2,386 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home.
Financial services segment revenue decreased primarily from changes made to the recognition of certain ceded insurance commissions that took effect in fiscal year 2017 and lower interest income earned on securitized loan portfolios that continue to amortize, offset by increased higher home loan sales volume and premium revenue from a greater number of insurance policies in force.
Gross Profit.
Gross profit consisted of the following for fiscal years 2017 and 2016, respectively (in thousands):

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Gross profit:
Factory-built housing	$130,221	$116,896	$13,325	11.4%
Financial services	27,816	27,549	267	1.0%
	$158,037	$144,445	$13,592	9.4%

Gross profit as % of net revenue:	20.4%	20.3%	N/A	0.1%
The increase in factory-built housing gross profit was the result of higher home sales volume.
Gross profit increased for financial services mainly as a result of fewer weather-related insurance claims overall and higher home loan sales volume, offset by lower net interest income earned on securitized loan portfolios that continue to amortize.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2017 and 2016, respectively (in thousands):

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$86,017	$83,335	$2,682	3.2%
Financial services	15,214	14,768	446	3.0%
	$101,231	$98,103	$3,128	3.2%

Selling, general and administrative expenses as % of net revenue:	13.1%	13.8%	N/A	(0.7)%
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
Interest Expense.
Interest expense was $4.4 million in both fiscal year 2017 and 2016. Interest expense consisted primarily of debt service on the CountyPlace securitized and other financings of manufactured home loans and interest related to the capital lease treatment for a lease of manufacturing facilities and land entered into as part of the Fairmont acquisition during the first quarter of fiscal year 2016. On September 20, 2016, the Company purchased the assets under the capital lease, terminating the lease arrangement. While essentially flat year over year, for the year ended April 1, 2017, there were modest increases related to changes to the purchase discount market-based valuation adjustment on securitized financings, partially offset by the continued principal reductions of those financings and lower capital lease interest from the termination of the lease.
Other Income, net.
Other income, net was $2.9 million and $2.0 million for fiscal years 2017 and 2016, respectively. The majority of Other income, net was attributable to interest income earned on commercial loans receivable in the factory-built housing segment and also represents gains and losses on corporate investments and property, plant and equipment. Other income, net increased for the fiscal year ended April 1, 2017 compared to the prior year mainly from realized gains on corporate investments and the sale of certain retail location assets.
Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2017 and 2016, respectively (in thousands):

	Year Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Income before income taxes:
Factory-built housing	$46,840	$35,440	$11,400	32.2%
Financial services	8,441	8,588	(147)	(1.7)%
	$55,281	$44,028	$11,253	25.6%
Liquidity and Capital Resources
We believe that cash and cash equivalents at March 31, 2018, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury money market funds and money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. The recent acquisition of Lexington Homes did not have a significant impact on our liquidity or capital resources. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

The following is a summary of our cash flows for fiscal years 2018, 2017 and 2016, respectively (in thousands):

	Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016	Current Fiscal Year Change	Prior Fiscal Year Change
Cash and cash equivalents at beginning of fiscal year	$132,542	$97,766	$96,597	$34,776	$1,169
Net cash provided by operating activities	58,771	44,794	43,543	13,977	1,251
Net cash used in investing activities	(4,671)	(7,062)	(38,227)	2,391	31,165
Net cash provided by (used in) financing activities	124	(2,956)	(4,147)	3,080	1,191
Cash and cash equivalents at end of fiscal year	$186,766	$132,542	$97,766	$54,224	$34,776
Projected cash to be provided by or used in operations in the coming year is largely dependent on sales volume. Net cash provided by operating activities increased during the year ended March 31, 2018, compared to the year ended April 1, 2017, primarily as a result of cash generated by operating income before non-cash charges from increased home sale volume and profitability compared to the prior year and principal payments on commercial loan receivables, partially offset by increased inventory from greater consumer demand and higher accounts payable and accrued liabilities, including wages, customer deposits and volume rebate accruals. Additionally, net cash was provided by increases in consumer lending activity, as discussed below.
Consumer loan originations increased $9.7 million to $126.4 million during the year ended March 31, 2018, from $116.7 million during the year ended April 1, 2017. This increase is primarily a result of increased home lending activity related to home sales growth in the operating regions of CountryPlace. Proceeds from the sale of consumer loans provided $119.3 million in cash, compared to $104.4 million in the previous year, a net increase of $14.9 million. The primary reason for the increase relates to the timing of loan origination and related sales, partially offset by an increase in consumer loans held for investment of $10.1 million.
Net cash provided by operating activities increased during the year ended April 1, 2017, compared to April 2, 2016 was primarily the result of cash generated by operating income before non-cash charges, higher accounts payable and accrued liabilities, including factory warranties, wages and unearned insurance premiums. These increases were partially offset by increases in accounts receivable from greater home sales activity.
Consumer loan originations increased $17.4 million to $116.7 million during the year ended April 1, 2017, from $99.3 million during the year ended April 2, 2016. This increase is primarily a result of increased home lending activity related to home sales growth in the operating regions of CountryPlace. Proceeds from the sale of consumer loans provided $104.4 million in cash, compared to $101.1 million in the previous year, a net increase of $3.3 million. The primary reason for the increase relates to the timing of loan origination and related sales, partially offset by an increase in consumer loans held for investment of $5.0 million.
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

Cavco has entered into commercial loan agreements with certain distributors of our products under which the Company provides funds for Wholesale purchases. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes and invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 6 to the Consolidated Financial Statements). Further, the Company has invested in and developed home-only loan pools and lending programs to attract third-party financier interest and to grow sales of new homes through traditional distribution points as well.
Cash used for investing activities for the year ended March 31, 2018 included the purchases of property, plant and equipment, payments for Lexington Homes and purchases of investments, partially offset by proceeds from investment sales. Cash used for investing activities in fiscal year 2017 consisted of the purchase of property, plant and equipment and investments in publicly-traded securities, offset by proceeds from investment sales. Cash used for investing activities in fiscal 2016 consisted of the net asset purchase of two subsidiaries, in addition to purchases of property, plant and equipment and investments in publicly-traded securities, offset by proceeds from investment sales.
Net cash provided by financing activities for the year ended March 31, 2018 was primarily from advances on secured credit facilities, offset by payments on securitized financings. Net cash used in financing activities for fiscal 2017 was from payments made on securitized financings, offset by proceeds from secured credit facilities and tax benefits from stock option exercises. Net cash used in financing activities for fiscal 2016 was primarily from payments made on securitized financings, offset by proceeds from other secured financing and tax benefits from stock option exercises.
Financings. As of March 31, 2018, there were two classes of securitized bond debt outstanding: one totaling $20.5 million with a coupon rate of 5.20% with a call date in January 2019, and one totaling $22.6 million with a coupon rate of 5.846% with a call date in July 2019. It is anticipated that we will purchase or refinance these facilities prior to their call dates.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 31, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
In addition, we have entered into secured credit facilities with independent third party banks for a total of $15.0 million, of which $3.2 million is available, with one year draw periods and maturity dates of ten years after the expiration of the draw periods. The proceeds are used to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. One of the facilities has a floating interest rate during a one year draw period in which we have the option to convert all or a portion of the loan to a fixed rate. During the draw period, the facility bears interest at an annual rate of the average one month LIBOR rates plus 3.50%. Upon conversion, converted balances bear interest at an annual rate of 10 year U.S. Treasury bonds plus 2.75%. We exercised the early conversion option on all outstanding amounts under this facility prior to March 31, 2018. Payments are based on a 20 year amortization schedule with a balloon payment due upon maturity. The other facility has a fixed interest rate of 4.75%. Payments are interest only with a balloon payment due upon maturity.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 31, 2018 to make future payments under our debt obligations and lease agreements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations:
Securitized financings and other borrowings, including interest	$60,904	$28,129	$22,195	$2,668	$7,912
Operating lease obligations	12,726	3,429	4,951	2,659	1,687
Capital lease obligations	1,317	136	839	146	196
Total contractual obligations	$74,947	$31,694	$27,985	$5,473	$9,795

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

Additionally, the Company has contingent commitments at March 31, 2018, consisting of contingent repurchase obligations, letters of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 15 to the Consolidated Financial Statements.

•
The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. The maximum amount for which the Company was liable under such agreements approximated $55.6 million at March 31, 2018, without reduction for the resale value of the homes. Although the repurchase obligations outstanding have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to retailers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to retailers.

•
The Company maintains an irrevocable letter of credit of $7.0 million to provide assurance that the Company will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. While the current letters of credit have finite lives, they are subject to renewal based on their underlying requirements.

•
The Company has a commitment to fund construction-period mortgages up to $16.0 million at March 31, 2018. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See "Forward-Looking Statements" above.
Management believes the following accounting policies are critical to our operating results or may affect significant judgments and estimates used in the preparation of its Consolidated Financial Statements and should be read in conjunction with the Notes to the Company's Consolidated Financial Statements.

Factory-Built Housing Revenue Recognition. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. Homes sold to independent retailers are generally either paid for prior to shipment or floor plan financed by the independent retailer through standard industry arrangements, which can include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 15 to the Consolidated Financial Statements). Revenue from homes sold under commercial loan programs involving funds provided by the Company is either deferred until such time that payment for the related commercial loan receivable is received by the Company or recognized when the home is shipped, depending on the nature of the program and borrower (see Note 6 to the Consolidated Financial Statements for discussion of commercial loans receivable). Retail sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is reasonably assured.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
Upon acquisition of the securitized loan portfolio ("Acquisition Date"), management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue (see Note 5 to the Consolidated Financial Statements).
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized as net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized as net revenue when earned.
Effective April 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For more detailed information on ASU 2014-09, see Note 1 to the Consolidated Financial Statements.
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

Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions that have provided wholesale floor plan financing to retailers. A significant portion of our sales are made to retailers pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a retailer's default. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.
The Company applies FASB ASC 460, Guarantees and FASB ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a retailer will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase.
Retailer Volume Rebates. The Company's manufacturing operations sponsor volume rebate programs under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal years 2018, 2017 or 2016.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 31, 2018, the Company evaluated its historical profits earned and forecasted taxable profits and determined that, except for certain state net operating loss deferred tax assets, all other deferred tax assets would be utilized in future periods.
Goodwill and Other Intangibles. We test goodwill and indefinite-lived intangibles annually for impairment. Our analysis depends upon a number of judgments, estimates and assumptions. Accordingly, such testing is subject to uncertainties, which could cause the fair value to fluctuate from period to period.
As of March 31, 2018, all of our goodwill is attributable to our factory-built housing reporting unit. We performed our annual goodwill impairment analysis as of March 31, 2018 in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The analysis determined that the fair value of the reporting unit was greater than the carrying value and thus no further procedures were considered necessary.
In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Item 1A, "Risk Factors."

Accretable Yield on Consumer Loans Receivable and Securitized Financings. The Company acquired consumer loans receivable and securitized financings during the first quarter of fiscal 2012 as a part of the Palm Harbor transaction. Acquired consumer loans receivable held for investment and securitized financings were acquired at fair value, which resulted in a discount, and subsequently are accounted for in a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality to accrete the discount.
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
Off Balance Sheet Arrangements
See Note 15 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments.
Other Matters
Related Party Transactions. The Company recorded a gain of $1.9 million on the sale of equity securities to a related party in which the Company owns a 10% minority ownership interest. The arm's length transaction occurred at market rates.
Impact of Inflation. Material and labor inflation during fiscal year 2018 has had an adverse impact on our profitability. We can give no assurance that this trend will not continue or worsen in the future. Additionally, sudden increases in specific costs, such as the increases in material and labor, as well as price competition, can affect our ability to efficiently increase our selling prices and may adversely impact our results of operations.
Income Taxes. On December 22, 2017, the U.S. government enacted comprehensive tax legislation, making broad and complex changes to the U.S. tax code that affect the Company. These changes include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduces the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. As a result of these changes, our fiscal year ended March 31, 2018, had a blended corporate tax rate of 31.54%, which is based on the tax rate before and after the Tax Act and the number of days in the fiscal year.
In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is currently analyzing the impact of the various provisions of the Tax Act. The ultimate impact may differ from the provisional amounts recorded. The Company expects to complete our analysis within the measurement period in accordance with SAB 118.
Recently Issued or Adopted Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued or adopted accounting pronouncements.
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
CountryPlace is exposed to market risk related to the accessibility and terms of long-term financing of its loans. In the past, CountryPlace accessed the asset-backed securities market to provide term financing of its home-only and non-conforming mortgage originations. At present, independent asset-backed and mortgage-backed securitization markets are not readily available to CountryPlace and other manufactured housing lenders. Accordingly, CountryPlace has not continued to securitize its loan originations as a means to obtain long-term funding.
We are also exposed to market risks related to our consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of March 31, 2018, is held constant, a 1% unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Change in Fair Value
Consumer loans receivable	$3,390
Commercial loans receivable	$312
Securitized financings	$1,261
In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 31, 2018, CountryPlace had outstanding IRLCs with a notional amount of $13.8 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $226,000.
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
Management's Report on Internal Controls Over Financial Reporting
The management of Cavco Industries, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, the Company's controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management's evaluation under the criteria in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2018.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2018, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and April 1, 2017, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 2018, and the related notes and our report dated May 30, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Phoenix, Arizona
May 30, 2018

ITEM 9B. OTHER INFORMATION
The Company is moving its home office location to 3636 North Central Avenue, Suite 1200, Phoenix, Arizona 85012 in July 2018.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see "Election of Directors," and "General - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of this Report, which is incorporated in this Item 10 by reference.
The Company has a Code of Ethics that applies to all directors, officers and employees of the Company. A copy of the Company's Code of Ethics is located on the Company's website at www.cavco.com or will be mailed, at no charge, upon request submitted to James P. Glew, Secretary, Cavco Industries, Inc., 1001 North Central Avenue, Suite 800, Phoenix, Arizona, 85004. If the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.cavco.com.
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company's executive compensation, see "Election of Directors," and "Compensation Discussion and Analysis" (other than the "Compensation Committee Report") in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see "Stock Ownership" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 31, 2018, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	418,205	$79.73	343,037
Equity compensation plans not approved by stockholders	—	—	—
Total	418,205	$79.73	343,037

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see "Compensation Discussion and Analysis-Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For a description of principal accounting fees and services, see "Audit Fees" and "Ratification of Appointment of Independent Auditor" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
Copies of any of the exhibits referred to below will be furnished at no cost to security holders who make a written request to James P. Glew, Secretary, Cavco Industries, Inc., 1001 North Central Avenue, Suite 800, Phoenix, Arizona, 85004 or via the Company website (www.cavco.com).

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

10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.6*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.3*	Amended and Restated Employment Agreement, dated June 30, 2011, between Joseph H. Stegmayer and Cavco	Exhibit 10.1 to the Periodic Report on Form 8-K filed on July 5, 2011
10.4*	Executive Officer Incentive Plans for Fiscal Year 2016	Periodic Report on Form 8-K filed on June 9, 2015
10.4.1*	Executive Officer Incentive Plans for Fiscal Year 2017	Periodic Report on Form 8-K filed on June 30, 2016
10.4.2*	Executive Officer Incentive Plans for Fiscal Year 2018	Periodic Report on Form 8-K filed on June 8, 2017
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of Joseph H. Stegmayer, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

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

CAVCO INDUSTRIES, INC.

Date:	May 30, 2018	/s/ Joseph H. Stegmayer
Joseph H. Stegmayer – Chairman,
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	May 30, 2018
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	May 30, 2018
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William C. Boor	Director	May 30, 2018
William C. Boor

/s/ Steven G. Bunger	Director	May 30, 2018
Steven G. Bunger

/s/ David A. Greenblatt	Director	May 30, 2018
David A. Greenblatt

/s/ Jack Hanna	Director	May 30, 2018
Jack Hanna

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and its subsidiaries (the Company) as of March 31, 2018 and April 1, 2017, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and April 1, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 30, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Phoenix, Arizona
May 30, 2018

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2018	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$186,766	$132,542
Restricted cash, current	11,228	11,573
Accounts receivable, net	35,043	29,448
Short-term investments	11,866	11,289
Current portion of consumer loans receivable, net	31,096	31,115
Current portion of commercial loans receivable, net	5,481	7,932
Inventories	109,152	93,855
Prepaid expenses and other current assets	27,961	29,806
Deferred income taxes, current	—	9,204
Total current assets	418,593	356,764
Restricted cash	1,264	724
Investments	33,573	30,256
Consumer loans receivable, net	63,855	64,686
Commercial loans receivable, net	11,120	17,901
Property, plant and equipment, net	63,355	56,964
Goodwill and other intangibles, net	83,020	80,021
Total assets	$674,780	$607,316
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,785	$24,010
Accrued liabilities	126,500	109,789
Current portion of securitized financings and other	26,044	6,417
Total current liabilities	176,329	140,216
Securitized financings and other	33,768	51,574
Deferred income taxes	7,577	21,118
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 9,044,858 and 8,994,968 shares, respectively	90	90
Additional paid-in capital	246,197	244,791
Retained earnings	209,381	148,141
Accumulated other comprehensive income	1,438	1,386
Total stockholders' equity	457,106	394,408
Total liabilities and stockholders' equity	$674,780	$607,316
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Net revenue	$871,235	$773,797	$712,352
Cost of sales	690,555	615,760	567,907
Gross profit	180,680	158,037	144,445
Selling, general and administrative expenses	106,907	101,231	98,103
Income from operations	73,773	56,806	46,342
Interest expense	(4,397)	(4,443)	(4,363)
Other income, net	9,147	2,918	2,049
Income before income taxes	78,523	55,281	44,028
Income tax expense	(17,021)	(17,326)	(15,487)
Net income	$61,502	$37,955	$28,541

Comprehensive income:
Net income	$61,502	$37,955	$28,541
Reclassification adjustment for net gains realized in income	(1,538)	(372)	(283)
Applicable income taxes	574	149	99
Net change in unrealized appreciation of investments	1,249	493	1,607
Applicable income taxes	(233)	(173)	(638)
Comprehensive income	$61,554	$38,052	$29,326

Net income per share:
Basic	$6.82	$4.23	$3.21
Diluted	$6.68	$4.17	$3.15
Weighted average shares outstanding:
Basic	9,024,437	8,976,064	8,889,731
Diluted	9,201,706	9,105,743	9,046,347

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Stockholders' Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2015	8,859,199	$89	$237,916	$81,645	$504	$320,154
Net income	—	—	—	28,541	—	28,541
Reclassification adjustment for net gains realized in income, net	—	—	—	—	(184)	(184)
Unrealized gain on available-for-sale securities, net	—	—	—	—	969	969
Stock option exercises and associated tax benefits	68,790	—	1,984	—	—	1,984
Stock-based compensation	—	—	1,762	—	—	1,762
Balance, April 2, 2016	8,927,989	89	241,662	110,186	1,289	353,226
Net income	—	—	—	37,955	—	37,955
Reclassification adjustment for net gains realized in income, net	—	—	—	—	(223)	(223)
Unrealized gain on available-for-sale securities, net	—	—	—	—	320	320
Stock option exercises and associated tax benefits	66,979	1	1,004	—	—	1,005
Stock-based compensation	—	—	2,125	—	—	2,125
Balance, April 1, 2017	8,994,968	90	244,791	148,141	1,386	394,408
Net income	—	—	—	61,502	—	61,502
Cumulative effect of implementing ASU 2016-09	—	—	—	52	—	52
Cumulative effect of implementing ASU 2018-02	—	—	—	(314)	314	—
Reclassification adjustment for net gains realized in income, net	—	—	—	—	(964)	(964)
Unrealized gain on available-for-sale securities, net	—	—	—	—	702	702
Stock option exercises and associated tax benefits	49,890	—	(915)	—	—	(915)
Stock-based compensation	—	—	2,321	—	—	2,321
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
OPERATING ACTIVITIES
Net income	$61,502	$37,955	$28,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,026	3,687	3,922
Provision for credit losses	422	792	408
Deferred income taxes	(4,258)	278	(940)
Stock-based compensation expense	2,321	2,125	1,762
Non-cash interest income, net	(1,011)	(1,161)	(1,681)
Incremental tax benefits from option exercises	—	(2,398)	(1,279)
Gain on sale of property, plant and equipment and assets held for sale	(77)	(62)	(15)
Gain on investments and sale of loans	(14,544)	(7,179)	(5,836)
Changes in operating assets and liabilities:
Restricted cash	(275)	(1,682)	100
Accounts receivable	(4,118)	(372)	3,332
Consumer loans receivable originated	(126,404)	(116,662)	(99,314)
Proceeds from sales of consumer loans	119,345	104,446	101,130
Principal payments on consumer loans receivable	12,744	11,629	11,717
Inventories	(13,425)	958	(3,980)
Prepaid expenses and other current assets	5,799	(4,552)	(2,325)
Commercial loans receivable	9,400	(373)	(7,515)
Accounts payable and accrued liabilities	7,324	17,365	15,516
Net cash provided by operating activities	58,771	44,794	43,543
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,386)	(5,295)	(3,519)
Purchase of certain assets and liabilities of Fairmont Homes and Chariot Eagle	—	—	(28,121)
Payments for Lexington Homes, net	(1,638)	—	—
Proceeds from sale of property, plant and equipment and assets held for sale	474	145	93
Purchases of investments	(12,537)	(10,930)	(17,114)
Proceeds from sale of investments	17,416	9,018	10,434
Net cash used in investing activities	(4,671)	(7,062)	(38,227)
FINANCING ACTIVITIES
(Payments) Proceeds from exercise of stock options	(915)	(1,393)	705
Incremental tax benefits from exercise of stock options	—	2,398	1,279
Proceeds from secured financings and other	9,079	4,270	1,383
Payments on securitized financings and other	(8,040)	(8,231)	(7,514)
Net cash provided by (used in) financing activities	124	(2,956)	(4,147)
Net increase in cash and cash equivalents	54,224	34,776	1,169
Cash and cash equivalents at beginning of year	132,542	97,766	96,597
Cash and cash equivalents at end of year	$186,766	$132,542	$97,766
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$17,266	$18,106	$15,443
Cash paid during the year for interest	$2,910	$3,402	$3,862
Assets acquired under capital lease	$1,749	$—	$3,200

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of March 31, 2018, through the date of the filing of this report with the Securities and Exchange Commission ("SEC").
On April 3, 2017 the Company purchased Lexington Homes, Inc. ("Lexington Homes"). This operation includes a manufactured housing production facility in Lexington, Mississippi and provides for further operating capacity, increased home production capabilities and further distribution into certain markets in the Southeast.
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces manufactured homes which are sold to a network of independent retailers located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company's homes to retail customers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer, a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Also included is our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), which provides property and casualty insurance to owners of manufactured homes.
Fiscal Year. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. Fiscal year 2018, 2017 and 2016 consisted of 52, 53 and 52 weeks, respectively.
Accounting Estimates. Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used in preparation of the consolidated financial statements.
Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, commercial loans receivable, accounts payable, certain accrued liabilities and securitized and other financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of investments classified as available for sale is at fair value (see Note 3). The carrying amount of the Company's commercial loans receivable fair value is estimated based on the market value of comparable loans. The fair value of consumer loans receivable, commercial loans receivable and securitized and other financings are all estimated to be greater than carrying value (see Note 18).

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
Some of the Company's independent retailers operate multiple sales outlets. No independent retailer accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended March 31, 2018.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized as cost of sales over the life of the policy.
Upon acquisition of the securitized loan portfolio (the "Acquisition Date"), management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue (see Note 5).
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized as net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized as net revenue when earned.
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company's cash equivalents are comprised of U.S. Treasury money market funds and money market funds, some in excess of Federal Deposit Insurance Corporation insured limits.
Restricted Cash. Restricted cash primarily represents cash related to CountryPlace customer payments to be remitted to third parties, cash held in trust for workers' compensation insurance and deposits received from retail customers required to be held in trust accounts. The Company cannot access restricted cash for general operating purposes (see Note 2).
Accounts Receivable. The Company extends competitive credit terms on a customer-by-customer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company reviews accounts receivable for estimated losses that may result from customers' inability to pay. As of March 31, 2018, the company had no allowance for doubtful accounts, compared to $7,000 attributable to factory-built housing operations at April 1, 2017.

Investments. Management determines the appropriate classification of its investment securities at the time of purchase. The Company's investments include marketable debt and equity securities, which are classified as available-for-sale, and non-marketable equity investments. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of income tax, if applicable. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 3).
Management regularly makes an assessment to determine whether a decline in value of an individual security is other-than-temporary. The Company considers the following factors when making its assessment: (i) the Company's ability and intent to hold the investment to maturity, or a period of time sufficient to allow for a recovery in market value; (ii) whether it is probable that the Company will be able to collect the amounts contractually due; and (iii) whether any decision has been made to dispose of the investment prior to the balance sheet date. Investments on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the loss recorded in earnings.
Consumer Loans Receivable. Consumer loans receivable consists of manufactured housing loans originated by CountryPlace (securitized, held for investment or held for sale) and construction advances on mortgages. The fair value of consumer loans receivable held on the Acquisition Date was calculated as of that date, as determined by the present value of expected future cash flows, with no allowance for loan loss recorded.
Loans held for investment consist of loan contracts collateralized by the borrowers' homes and, in some instances, related land. Construction loans in progress are stated at the aggregate amount of cumulative funded advances. Loans held for sale are loans that, at the time of origination, are originated with the intent to resell to investors which the Company has pre-existing purchase agreements, such as Fannie Mae and Freddie Mac, or to sell as part of a Ginnie Mae insured pool of loans and consist of loan contracts collateralized by single-family residential mortgages. Loans held for sale are stated at the lower of cost or market on an aggregate basis.
Combined land and home loans are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs") and those that are non-conforming. In most instances, the Company's loans are secured by a first-lien position and are provided for the consumer purchase of a home. Unsecuritized consumer loans held for investment include home-only personal property loans originated under the Company's home-only lending programs. Accordingly, the Company classifies its loans receivable as follows: conforming mortgages, non-conforming mortgages, home-only loans and other loans.
In measuring credit quality within each segment and class, the Company uses commercially available credit scores (such as FICO®). At the time of each loan's origination, the Company obtains credit scores from each of the three primary credit bureaus, if available. To evaluate credit quality of individual loans, the Company uses the mid-point of the available credit scores or, if only two scores are available, the Company uses the lower of the two. The Company does not update credit bureau scores after the time of origination.
Securitized Financing. Prior to being acquired by the Company, CountryPlace completed two securitizations of factory-built housing loan receivables on July 12, 2005 and March 22, 2007. A special purpose bankruptcy remote trust ("SPE") was formed for the purpose of issuing asset backed notes. The Company transfered assets to the SPE, which then issued to investors various asset-backed securities. In these securitization transactions, the Company received cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retained the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to less than twenty percent of the original balance of the transferred receivables. The Company evaluated its interests in the SPE for classification as a variable interest entity and the Company determined that the Company is the primary beneficiary and, therefore, the Company includes the SPE in its consolidated financial statements.

These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with Federal Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310, Receivables – Nonrefundable Fees and Other. The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under FASB ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace's financial statements. Since the Acquisition Date, the acquired consumer loans receivable and securitized financings are accounted for in a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").
The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for securitized consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Acquisition Date include interest that cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation, referred to as accretable yield (see Note 12).
Commercial Loans Receivable. The Company's commercial loans receivable balance consists of amounts loaned by the Company under commercial loan programs for the benefit of our independent retailers and community operators' home purchasing needs. Under the terms of certain programs, the Company has entered into direct commercial loan arrangements with independent retailers and community operators wherein the Company provides funds to purchase home inventory or homes for placement in communities. Interest income on commercial loans receivable is recognized as Other income in the Consolidated Statements of Comprehensive Income on an accrual basis.
Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company's judgment of the probable loss exposure on our commercial loans receivable as of the end of the reporting period. The allowance for loan loss is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $42,000 and $210,000 at March 31, 2018 and April 1, 2017, respectively (see Note 6).
Another portion of the allowance for loan losses relates to consumer loans receivable originated after the Acquisition Date. This allowance for loan losses reflects a judgment of the probable loss exposure on its loans originated since the Acquisition Date in the held for investment portfolio as of the end of the reporting period.
The Company accounts for the loans that were in existence at the Acquisition Date in a manner similar to ASC 310-30. Management evaluated such loans as of the Acquisition Date to determine whether there was evidence of deterioration of credit quality and if it was probable that we would be unable to collect all amounts due according to the loans' contractual terms.
Over the life of the loans, the Company continues to estimate cash flows expected to be collected. At the balance sheet date, the Company evaluates whether the present value of its expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss subsequent to the Acquisition Date. The present value of any subsequent increase in the loan pool's actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool's remaining life (see Note 5).

The Company has modified payment amounts and/or interest rates for borrowers that, in management's judgment, exhibited the willingness and ability to continue to pay and meet certain other conditions. The Company considers a modified loan a troubled debt restructuring when three conditions are met: (i) the borrower is experiencing financial difficulty, (ii) concessions are made by the Company that it would not otherwise consider for a borrower with similar risk characteristics and (iii) the loan was originated after the Acquisition Date. The Company no longer considers modified loans to be troubled debt restructurings once the modified loan is seasoned for six months, is not delinquent under the modified terms and is at a market rate of interest at the modification date.
Inventories. Raw material inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of cost or market, using the specific identification method.
Property, Plant and Equipment. Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 10 to 39 years; and machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. The Company sells miscellaneous property, plant and equipment in the normal course of business.
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses in fiscal years 2018, 2017 or 2016.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other. As such, the Company tests goodwill annually for impairment. The Company has identified two reporting segments: factory-built housing and financial services. As of March 31, 2018, all of the Company's goodwill is attributable to its factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
The Company performed its annual goodwill impairment analysis as of March 31, 2018. The analysis determined that the fair value of the reporting unit was greater than the carrying value. As a result, no impairment was determined to be necessary for fiscal years 2018, 2017 or 2016.
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

Retailer Volume Rebates. The Company's manufacturing operations sponsor volume rebate programs under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net revenue.
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
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Standard Casualty's reserving process takes into account known facts and interpretations of circumstances and factors, including Standard's experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, Standard Casualty may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $6.2 million as of March 31, 2018, of which $4.3 million related to incurred but not reported ("IBNR") losses.
Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health, property and workers' compensation liability coverage. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated IBNR claims. A reserve for products liability is actuarially determined and reflected in accrued liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Advertising. Advertising costs are expensed as incurred and were $1.1 million in fiscal year 2018, $1.0 million in fiscal year 2017 and $684,000 in fiscal year 2016.
Freight. Substantially all freight costs are recovered from the Company's retailers. Freight charges of $27.3 million were recognized in net revenue and cost of sales in fiscal year 2018, $24.3 million was recognized in fiscal year 2017 and $22.3 million was recognized in fiscal year 2016.

Income Taxes. The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes ("ASC 740") and provides for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.
The calculation of tax liabilities involves considering uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on the Company's estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company uses a two-step approach to evaluate uncertain tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the Consolidated Financial Statements.
Other Income, net. Other income primarily consists of gains and losses on the sale of corporate investments, interest related to commercial loan receivable balances, interest income earned on cash balances and gains and losses or impairment on property, plant and equipment assets held for sale or sold.
Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"), using the Black-Scholes-Merton option-pricing model. The determination of the fair value of stock options on the date of grant using this option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company's expected stock price volatility over the expected term of the awards, risk-free interest rate and expected dividends. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost, using the straight-line attribution method, only for those awards that are expected to vest.
Beginning in fiscal year 2017, the Company has utilized historic option activity when estimating the expected term of options granted. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying cash dividends and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates (see Note 16).
Accumulated Other Comprehensive Income. Accumulated other comprehensive income ("AOCI") is comprised of unrealized gains and losses on available-for-sale investments (see Note 3). Unrealized gains and losses are presented net of tax. Unrealized gain on available-for-sale investments at the end of fiscal year 2018 was $1.9 million before tax, with an associated tax amount of $493,000, resulting in a net unrealized gain of $1.4 million. Unrealized gain on available-for-sale investments for fiscal year 2017 was $2.2 million, offset by tax effect of $835,000, for a net unrealized gain of $1.4 million. Unrealized gain on available-for-sale investments for fiscal year 2016 was $2.1 million before tax, with an associated tax amount of $811,000, resulting in a net unrealized gain of $1.3 million.
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

Recently Issued or Adopted Accounting Pronouncements. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 became effective in the current fiscal year. Therefore, we now present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating these items into current and noncurrent amounts. The prior period was not retrospectively adjusted. In addition, in March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718) ("ASU 2016-09"), which also became effective in the current fiscal year. As a result, excess tax benefits are recorded on exercises of stock options as a reduction of income tax expense in the consolidated statement of comprehensive income, whereas they were previously recognized in equity. The prior period was not retrospectively adjusted.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which allows a reclassification from AOCI to retained earnings for stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). ASU 2018-02 is required to be effective beginning in the Company's fiscal year 2020, however the Company has decided to early adopt the guidance in the current period. The March 31, 2018 Consolidated Balance Sheets reflect the reclassification of $314,000 out of AOCI and into retained earnings. The Company's policy for releasing disproportionate income tax effects from AOCI utilizes the aggregate approach. The adoption of ASU 2018-02 did not have an impact on the Company's consolidated results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. The Company will adopt the requirements of the new standard in the first quarter of fiscal year 2019 using the modified retrospective transition method.
The following revenues streams are subject to the guidance under ASU 2014-09: (1) wholesale and retail home sale revenues, (2) ancillary services which includes site improvements and other third-party offerings and (3) insurance agency commissions. Revenue generated from interest income, lending activities, insurance premiums and investment income are excluded from ASU 2014-09 and will continue to be accounted for under existing guidance.
For those revenue streams that are subject to ASU 2014-09, we have evaluated the impact of adopting the new standard on our revenue recognition policies under existing guidance and determined the impact will not be significant. The adoption of ASU 2014-09 will primarily impact the following:

•
Home sales under commercial loan programs. Under current guidance, revenue from homes sold under commercial loan programs involving funds provided by the Company is either deferred until such time that payment for the related commercial loan receivable is received by the Company or recognized when the home is shipped and title is transferred, depending on the nature of the program and borrower. The adoption of ASU 2014-09 will enable us to generally recognize home sales revenue upon shipment and transfer of title, as it is probable that substantially all of the consideration in exchange for the goods or services transferred to the customer will be collected. One consideration under the guidance requires the evaluation of the financing component of the related loan program. If it is determined that the interest rate charged under the loan program is less than the market rate, the Company will reduce the transaction price by an amount for deferred interest. In these cases, interest income will be accrued and recognized over the life of the loan using the effective interest method. A significant amount of the Company's loan programs are offered at market rates. Upon adoption of these changes, the Company will recognize an adjustment to retained earnings of $600,000, which represents home sales margin previously deferred under these loan programs.

•
Site improvements. Currently, the Company records the sales of subcontracted ancillary services, such as a build-out of a home site or other exterior enhancements, net of associated costs. Such services are provided as a convenience to the customer and do not generate significant gross margin. As the Company has become more involved in these services and the selection of subcontractors, under ASU 2014-09, we have concluded that it is appropriate to recognize the sale of these ancillary services on a gross basis. The revenue and costs associated with these programs and previously netted in net sales was $21.2 million, $18.8 million and $21.2 million for fiscal years 2018, 2017 and 2016, respectively.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 will be effective beginning with the first quarter of the Company's fiscal year 2019. Upon adoption, we will be required to reclassify the gain related to our equity investment securities classified as available-for-sale from AOCI to retained earnings as a cumulative-effect adjustment and begin recording future changes in fair value through earnings. As of March 31, 2018, we had a gain, net of tax, of $1.6 million recorded in AOCI for our available-for-sale equity investments. Upon adoption of ASU 2016-01 on April 1, 2018 we will record an adjustment to retained earnings of $1.6 million to eliminate the net unrealized gain balance in AOCI related to the equity instruments. Once adopted, depending on trends in the stock market and the level of our available-for-sale equity investments, we may see increased volatility in our Consolidated Statements of Comprehensive Income.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, with early adoption permitted. The amendments require the recognition of lease assets and lease liabilities on the balance sheet for most leases, but recognition of expenses in the income statement in a manner similar to current accounting treatment. In addition, disclosures of key information about leasing arrangements are required. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company does not plan to early adopt the guidance and is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, which requires a new forward-looking impairment model based on expected losses rather than incurred losses. The guidance also requires increased disclosures. ASU 2016-13 will be effective beginning with the first quarter of the Company's fiscal year 2021 and is to be applied using a modified retrospective transition method. Early adoption is permitted. The Company does not plan to early adopt the guidance and is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective beginning with the first quarter of the Company's fiscal year 2019 and is to be applied using a modified retrospective transition method. The adoption of ASU 2016-18 is not expected to have a material impact on the consolidated financial statements and will only change the presentation of the Consolidated Statement of Cash Flows.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"), which requires the premium on callable debt securities to be amortized to the earliest call date as opposed to the contractual life of the security. ASU 2017-08 will be effective beginning with the first quarter of the Company's fiscal year 2020. The Company is currently evaluating the effect ASU 2017-08 will have on the Company's Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's Consolidated Financial Statements upon adoption.
2. Restricted Cash
Restricted cash consists of the following (in thousands):

	March 31, 2018	April 1, 2017
Cash related to CountryPlace customer payments to be remitted to third parties	$9,180	$9,998
Cash related to CountryPlace customers payments on securitized loans to be remitted to bondholders	1,311	1,391
Other restricted cash	2,001	908
	$12,492	$12,297
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments and deposits.
3. Investments
Investments consist of the following (in thousands):

	March 31, 2018	April 1, 2017
Available-for-sale investment securities	$26,586	$24,162
Non-marketable equity investments	18,853	17,383
	$45,439	$41,545
The Company's investments in available-for-sale marketable securities consist of investments in common stock of industrial and other companies.
Non-marketable equity investments includes $15.0 million as of March 31, 2018 and April 1, 2017, of contributions to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable investments include investments in other distribution operations.

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. The following tables summarize the Company's available-for-sale investment securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(7)	$293
Residential mortgage-backed securities	7,654	—	(155)	7,499
State and political subdivision debt securities	6,377	109	(149)	6,337
Corporate debt securities	2,081	1	(30)	2,052
Marketable equity securities	6,533	2,435	(273)	8,695
Certificates of deposit	1,710	—	—	1,710
	$24,655	$2,545	$(614)	$26,586

	April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$650	$—	$(1)	$649
Residential mortgage-backed securities	5,646	3	(90)	5,559
State and political subdivision debt securities	7,195	145	(117)	7,223
Corporate debt securities	1,698	4	(23)	1,679
Marketable equity securities	5,752	2,430	(130)	8,052
Certificates of deposit	1,000	—	—	1,000
	$21,941	$2,582	$(361)	$24,162

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$293	$(7)	$—	$—	$293	$(7)
Residential mortgage-backed securities	3,185	(52)	3,909	(103)	7,094	(155)
State and political subdivision debt securities	2,224	(40)	2,180	(109)	4,404	(149)
Corporate debt securities	1,384	(12)	367	(18)	1,751	(30)
Marketable equity securities	2,550	(268)	15	(5)	2,565	(273)
	$9,636	$(379)	$6,471	$(235)	$16,107	$(614)

	April 1, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$349	$(1)	$—	$—	$349	$(1)
Residential mortgage-backed securities	3,449	(38)	1,962	(52)	5,411	(90)
State and political subdivision debt securities	1,948	(36)	2,084	(81)	4,032	(117)
Corporate debt securities	1,424	(23)	—	—	1,424	(23)
Marketable equity securities	1,393	(90)	157	(40)	1,550	(130)
	$8,563	$(188)	$4,203	$(173)	$12,766	$(361)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at March 31, 2018.

The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Amortized Cost	Fair Value
Due in less than one year	$1,005	$990
Due after one year through five years	3,140	3,056
Due after five years through ten years	1,228	1,197
Due after ten years	3,385	3,439
Mortgage-backed securities	7,654	7,499
	$16,412	$16,181
We recognize investment gains and losses when we sell or otherwise dispose of securities on a specific identification method. Gross gains realized on the sales of investment securities for fiscal years 2018, 2017 and 2016 were approximately $6.0 million, $1.1 million and $431,000, respectively. Gross losses realized were approximately $266,000, $413,000 and $385,000 for fiscal years 2018, 2017 and 2016, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2018	April 1, 2017
Raw materials	$36,124	$31,506
Work in process	13,670	11,768
Finished goods and other	59,358	50,581
	$109,152	$93,855
5. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	March 31, 2018	April 1, 2017
Loans held for investment (at Acquisition Date)	$51,798	$60,513
Loans held for investment (originated after Acquisition Date)	21,183	11,108
Loans held for sale	12,830	18,570
Construction advances	11,088	6,957
Consumer loans receivable	96,899	97,148
Deferred financing fees and other, net	(1,551)	(1,095)
Allowance for loan losses	(397)	(252)
Consumer loans receivable, net	$94,951	$95,801
The allowance for loan losses is developed at the loan level and allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the loan characteristics, and historical loss experience. The Company then makes a determination of the best estimate within the range of loan losses. The allowance for loan losses reflects the Company's judgment of the probable loss exposure on its loans held for investment portfolio.

As of the Acquisition Date, the Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over all cash flows expected as an amount that includes interest that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans includes interest that is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue (see further discussion in Note 1).

	March 31, 2018	April 1, 2017
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$120,096	$142,391
Purchase discount:
Accretable	(44,481)	(56,686)
Non-accretable difference	(23,711)	(25,032)
Less consumer loans receivable reclassified as other assets	(106)	(160)
Total acquired consumer loans receivable held for investment, net	$51,798	$60,513

Over the life of the acquired loans, the Company estimates cash flows expected to be collected to determine if an allowance for loan loss subsequent to the Acquisition Date is required (see further discussion in Note 1). The weighted averages of assumptions used in the calculation of expected cash flows to be collected are as follows:

	March 31, 2018	April 1, 2017
Prepayment rate	16.0%	13.8%
Default rate	1.2%	1.1%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of March 31, 2018, would decrease by approximately $1.2 million and $3.5 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Year Ended
	March 31, 2018	April 1, 2017
Balance at the beginning of the period	$56,686	$69,053
Additions	—	—
Accretion	(8,453)	(9,621)
Reclassifications from (to) nonaccretable discount	(3,752)	(2,746)
Balance at the end of the period	$44,481	$56,686
The consumer loans held for investment have the following characteristics:

	March 31, 2018	April 1, 2017
Weighted average contractual interest rate	8.57%	8.87%
Weighted average effective interest rate	9.34%	9.35%
Weighted average months to maturity	168	165

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	March 31, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$465	$354	$330	$—	$—	$1,149
620-719	10,102	7,107	8,587	—	245	26,041
720+	10,594	6,410	11,285	—	155	28,444
Other	49	—	403	—	—	452
Subtotal	21,210	13,871	20,605	—	400	56,086
Conforming mortgages
0-619	—	—	156	141	179	476
620-719	—	—	2,137	6,428	6,479	15,044
720+	—	—	199	4,519	5,663	10,381
Other	—	—	116	—	109	225
Subtotal	—	—	2,608	11,088	12,430	26,126
Non-conforming mortgages
0-619	82	405	1,047	—	—	1,534
620-719	1,120	4,378	3,093	—	—	8,591
720+	1,348	2,526	395	—	—	4,269
Other	—	—	282	—	—	282
Subtotal	2,550	7,309	4,817	—	—	14,676
Other Loans	—	—	11	—	—	11
	$23,760	$21,180	$28,041	$11,088	$12,830	$96,899

	April 1, 2017
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$705	$411	$393	$—	$—	$1,509
620-719	11,681	8,072	5,406	—	697	25,856
720+	12,748	7,800	5,081	—	3,097	28,726
Other	51	—	433	—	—	484
Subtotal	25,185	16,283	11,313	—	3,794	56,575
Conforming mortgages
0-619	—	—	161	261	99	521
620-719	—	—	1,792	4,231	10,553	16,576
720+	—	—	247	2,465	4,124	6,836
Subtotal	—	—	2,200	6,957	14,776	23,933
Non-conforming mortgages
0-619	86	435	1,327	—	—	1,848
620-719	1,242	4,947	3,372	—	—	9,561
720+	1,527	2,909	484	—	—	4,920
Other	—	—	299	—	—	299
Subtotal	2,855	8,291	5,482	—	—	16,628
Other loans	—	—	12	—	—	12
	$28,040	$24,574	$19,007	$6,957	$18,570	$97,148
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of March 31, 2018, 44% of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 11% is concentrated in Florida. As of April 1, 2017, 43% of the outstanding principal balance of consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. No other state had concentrations in excess of 10% of the principal balance of the consumer loan receivable as of March 31, 2018 or April 1, 2017.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.5 million and $1.2 million as of March 31, 2018 and April 1, 2017, respectively, and are included in prepaid and other assets in the consolidated balance sheets. Foreclosure or similar proceedings in progress totaled approximately $1.1 million and $694,000 as of March 31, 2018 and April 1, 2017, respectively.

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
Commercial loans receivable, net, consist of the following by class of financing notes receivable (in thousands):

	March 31, 2018	April 1, 2017
Direct loans receivable	$16,368	$24,959
Participation loans receivable	275	1,084
Allowance for loan loss	(42)	(210)
	$16,601	$25,833
The commercial loans receivable balance has the following characteristics:

	March 31, 2018	April 1, 2017
Weighted average contractual interest rate	4.6%	5.6%
Weighted average months to maturity	6	6
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan loss was not needed at either March 31, 2018 or April 1, 2017.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related loans receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan loss. The Company recorded an allowance for loan loss of $42,000 and $210,000 at March 31, 2018 and April 1, 2017, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan loss applicable to the direct programs (in thousands):

	Year Ended
	March 31, 2018	April 1, 2017
Balance at beginning of period	$210	$128
Provision for commercial loan credit losses	(168)	82
Loans charged off, net of recoveries	—	—
Balance at end of period	$42	$210
The following table disaggregates commercial loans receivable and the estimated allowance for loan loss for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Commercial loans receivable:
Collectively evaluated for impairment	$4,193	$13,688	$—	$—
Individually evaluated for impairment	12,175	11,271	275	1,084
	$16,368	$24,959	$275	$1,084
Allowance for loan loss:
Collectively evaluated for impairment	$(42)	$(137)	$—	$—
Individually evaluated for impairment	—	(73)	—	—
	$(42)	$(210)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At March 31, 2018, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At March 31, 2018, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Risk profile based on payment activity:
Performing	$16,368	$24,886	$275	$1,084
Watch list	—	—	—	—
Nonperforming	—	73	—	—
	$16,368	$24,959	$275	$1,084

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	March 31, 2018	April 1, 2017
Arizona	16.7%	21.3%
Oregon	14.7%	15.7%
California	14.4%	11.0%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable in any other states as of March 31, 2018. As of April 1, 2017, the Company also had additional concentrations in excess of 10% of the principal balance of commercial loans receivables, with 11.0% in Texas and 10.7% in Indiana.
The Company had concentrations of commercial loans receivable with one independent third-party and its affiliates that equaled 37.4% and 22.8% of the principal balance outstanding, all of which was secured, as of March 31, 2018 and April 1, 2017, respectively.
7. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2018	April 1, 2017
Property, plant and equipment, at cost:
Land	$24,001	$22,897
Buildings and improvements	39,613	34,180
Machinery and equipment	24,154	21,618
	87,768	78,695
Accumulated depreciation	(24,413)	(21,731)
Property, plant and equipment, net	$63,355	$56,964
Depreciation expense was $3.7 million in fiscal year 2018, $3.3 million in fiscal year 2017 and $3.5 million in fiscal year 2016.
Included in the amounts above are certain assets under capital lease. See Note 8 for additional information.
8. Capital Lease
On April 3, 2017, in connection with the purchase of Lexington Homes, the Company recorded capital leases covering the manufacturing facilities and land in Lexington, Mississippi. The following amounts were recorded for the leased assets as of March 31, 2018 (in thousands):

March 31, 2018
Land	$699
Buildings and improvements	1,050
1,749
Accumulated amortization	(35)
Leased assets, net	$1,714

The future minimum payments under the leases as of March 31, 2018 are as follows (in thousands):

FY 2019	$136
FY 2020	766
FY 2021	73
FY 2022	73
FY 2023	73
Thereafter	196
Total remaining lease payments	$1,317
Less: Amount representing interest	(162)
Present value of future minimum lease payments	$1,155
9. Goodwill and Other Intangibles
Goodwill and other intangibles consist of the following (in thousands):

	March 31, 2018			April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$72,920	$—	$72,920	$69,753	$—	$69,753
Trademarks and trade names	7,200	—	7,200	7,000	—	7,000
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	81,220	—	81,220	77,853	—	77,853
Finite lived:
Customer relationships	7,100	(5,756)	1,344	7,100	(5,543)	1,557
Other	1,384	(928)	456	1,384	(773)	611
Total goodwill and other intangible assets	$89,704	$(6,684)	$83,020	$86,337	$(6,316)	$80,021
Amortization expense recognized on intangible assets was $368,000 during each of fiscal years 2018 and 2017, and $454,000 during fiscal year 2016.
Expected amortization for future fiscal years is as follows (in thousands):

2019	$324
2020	320
2021	318
2022	245
2023	163
Thereafter	430

10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2018	April 1, 2017
Salaries, wages and benefits	$24,416	$22,029
Customer deposits	21,294	15,986
Unearned insurance premiums	17,432	17,488
Estimated warranties	16,638	15,479
Accrued volume rebates	7,778	5,686
Insurance loss reserves	6,157	5,239
Company repurchase options on certain loans sold	5,637	5,858
Accrued self-insurance	5,320	4,113
Reserve for repurchase commitments	2,207	1,749
Accrued taxes	1,986	1,682
Capital lease obligation	1,155	—
Deferred margin	600	2,906
Other	15,880	11,574
	$126,500	$109,789
11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	March 31, 2018	April 1, 2017	April 2, 2016
Balance at beginning of period	$15,479	$13,371	$9,953
Purchase accounting additions	838	—	1,111
Charged to costs and expenses	25,911	24,282	21,133
Payments and deductions	(25,590)	(22,174)	(18,826)
Balance at end of period	$16,638	$15,479	$13,371
12. Debt Obligations
Debt obligations primarily consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	March 31, 2018	April 1, 2017
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$20,524	$23,756
Securitized financing 2007-1	22,552	25,728
Other secured financings	4,966	4,987
Secured Credit Facilities	11,770	3,520
	$59,812	$57,991

Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.
The following table summarizes acquired securitized financings (in thousands):

	March 31, 2018	April 1, 2017
Securitized financings – contractual amount	$46,591	$57,120
Purchase Discount
Accretable	(3,515)	(7,636)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$43,076	$49,484
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	March 31, 2018	April 1, 2017
Balance at the beginning of the period	$7,636	$12,333
Additions	—	—
Accretion	(3,336)	(3,724)
Adjustment to cash flows	(785)	(973)
Balance at the end of the period	$3,515	$7,636
Prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1), which was structured as a securitized borrowing. At the balance sheet dates of March 31, 2018 and April 1, 2017, only Class A-4 originally totaling $27.4 million with a coupon rate of 5.20% remained outstanding, with a call date in January 2019. Additionally, CountryPlace completed its second securitized borrowing (2007-1), of which only Class A-4 originally totaling $25.1 million with a coupon rate of 5.846% remained outstanding at March 31, 2018, with a call date in July 2019. As of April 1, 2017, in addition to the Class A-4 bond, Class A-3 was also outstanding, originally totaling $24.5 million with a coupon rate of 5.593%. It is anticipated that the Company will purchase or refinance these outstanding facilities prior to their call dates.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 31, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks for a total of $15.0 million with one year draw periods and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. One of the facilities has a floating interest rate during a one year draw period in which the Company has the option to convert all or a portion of the loan to a fixed rate. During the draw period, the facility bears interest at an annual rate of the average one month LIBOR rates plus 3.50%. Upon conversion, converted balances bear interest at an annual rate of 10 year U.S. Treasury bonds plus 2.75%. The Company has exercised the early conversion option on all outstanding amounts under this facility prior to March 31, 2018. Payments are based on a 20 year amortization schedule with a balloon payment due upon maturity. The other facility has a fixed interest rate of 4.75%. Payments are interest only with a balloon payment due upon maturity.
Scheduled maturities for future fiscal years of the Company's debt obligations consist of the following (in thousands):

2019	$26,044
2020	20,289
2021	1,619
2022	1,464
2023	3,633
Thereafter	6,763
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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Year Ended
	March 31, 2018		April 1, 2017
	Written	Earned	Written	Earned
Direct premiums	$16,703	$16,493	$16,528	$15,919
Assumed premiums—nonaffiliate	24,614	25,010	25,332	23,908
Ceded premiums—nonaffiliate	(12,924)	(12,924)	(12,247)	(12,247)
Net premiums	$28,393	$28,579	$29,613	$27,580
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $175,000 of the risk of loss per reinsurance. Therefore, Standard Casualty maintains risk of loss limited to $125,000 per claim on typical policies. After this limit, amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.5 million per occurrence up to a maximum of $43.5 million in the aggregate.
Purchasing reinsurance contracts protects Standard Casualty from frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time. Under these agreements, the Company is required to repurchase and reestablish its reinsurance contracts for the remainder of the year to the extent they are utilized.
14. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduces the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. As a result of these changes, our fiscal year ended March 31, 2018, had a blended corporate tax rate of 31.54%, which is based on the tax rate before and after the Tax Act and the number of days in the fiscal year.
In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is currently analyzing the impact of the various provisions of the Tax Act. The ultimate impact may differ from the provisional amounts recorded. The Company expects to complete our analysis within the measurement period in accordance with SAB 118.
The provision for income taxes for fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Current
Federal	$19,008	$15,924	$15,070
State	2,323	1,131	1,350
Total current	21,331	17,055	16,420
Deferred
Federal	(4,315)	(13)	(987)
State	5	284	54
Total deferred	(4,310)	271	(933)
Total income tax provision	$17,021	$17,326	$15,487

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates of 31.54% for fiscal year 2018 and 35% for fiscal years 2017 and 2016 to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Federal income tax at statutory rate	$24,766	$19,348	$15,410
Impact of Tax Act	(4,824)	—	—
State income taxes, net of federal benefit	2,330	1,428	1,427
Stock-based compensation	(2,121)	—	—
Domestic production activities deduction	(2,001)	(1,422)	(889)
Tax credits	(1,776)	(1,826)	(941)
Other	647	(202)	480
Total income tax provision	$17,021	$17,326	$15,487

Net long-term deferred tax assets and liabilities were as follows (in thousands):

	March 31, 2018	April 1, 2017
Net long-term deferred tax (liabilities) assets
Goodwill	$(15,637)	$(24,847)
Warranty reserves	4,033	5,784
Loan discount	3,662	6,419
Property, plant, equipment and depreciation	(3,575)	(4,569)
Stock-based compensation	2,177	3,054
Salaries and wages	1,741	2,375
Prepaid expenses	(1,585)	(2,494)
Other intangibles	(1,581)	(2,382)
Inventory	1,196	1,466
Deferred revenue	829	1,374
Policy acquisition costs	(571)	(1,001)
Deferred margin	474	1,627
Other	1,260	1,280
	$(7,577)	$(11,914)
The effective income tax rate for the current year was positively impacted by the timing of certain tax credits and deductions, a $4.8 million revaluation of the net deferred income tax balance in connection with the lower federal income tax liability related to the Tax Act and a $2.1 million benefit from the current year adoption of accounting standards that required excess tax benefits on stock option exercises to be recorded as a reduction of income tax expense instead of equity, as was previously required. We have realized benefit from tax deductions established to favor domestic manufacturing operations and tax credits, including research and development, fuel, energy efficient home and work opportunity tax credits.
The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2018, 2017 and 2016, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. At March 31, 2018, the Company has state net operating loss carryforwards that total $400,000, that began to expire in 2015.

The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 31, 2018, the Company evaluated its historical profits earned and forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits as we have historically and to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In August 2017, the Company received a notice of examination from the Internal Revenue Service ("IRS") for the Company's federal income tax return for the fiscal year ended April 2, 2016. In general, the Company is no longer subject to examination by the IRS for years before fiscal year 2015 or state and local income tax examinations by tax authorities for years before fiscal year 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position.
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
The maximum amount for which the Company was liable under such agreements approximated $55.6 million and $46.3 million at March 31, 2018 and April 1, 2017, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $2.2 million and $1.7 million at March 31, 2018 and April 1, 2017, respectively. Activity in the liability for estimated repurchase contingencies was as follows for fiscal years 2018, 2017 and 2016 (in thousands):

	Fiscal Year
	2018	2017	2016
Balance at beginning of period	$1,749	$1,660	$2,240
Charged (credited) to costs and expenses	624	168	(187)
Payments and deductions	(166)	(79)	(393)
Balance at end of period	$2,207	$1,749	$1,660
Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $5.3 million for fiscal years ended March 31, 2018 and April 1, 2017 and $5.1 million for the fiscal year ended April 2, 2016. Future minimum lease commitments under all noncancelable operating leases having a remaining term in excess of one year at March 31, 2018, are as follows (in thousands):

2019	$3,429
2020	2,731
2021	2,220
2022	1,465
2023 and thereafter	2,881
$12,726
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $7.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding at either March 31, 2018 or April 1, 2017.
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 31, 2018	April 1, 2017
Construction loan contract amount	$27,093	$18,031
Cumulative advances	(11,088)	(6,957)
Remaining construction contingent commitment	$16,005	$11,074
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $995,000 and $885,000 as of March 31, 2018 and April 1, 2017, respectively, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the year ended March 31, 2018, no claim request resulted in an indemnification agreements being executed.
Interest Rate Lock Commitments. In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs represent an agreement to extend credit to a loan applicant whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired with another loan that may mitigate losses from fallout.
As of March 31, 2018 CountryPlace had outstanding IRLCs with a notional amount of $13.8 million and are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal years 2018, 2017 and 2016, CountryPlace recognized a loss of $47,000, a gain of $27,000 and a loss of $11,000, respectively, on the outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of March 31, 2018 CountryPlace had $45.0 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within other current assets in the Consolidated Balance Sheets. During the years ended March 31, 2018, April 1, 2017 and April 2, 2016, CountryPlace recognized a gain of $113,000, a loss of $55,000 and a gain of $23,000, respectively, on forward sales and whole loan sale commitments.
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
16. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company’s common stock, of which 343,037 shares were still available for grant. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of ASC 718. Stock option compensation expense, including restricted stock, decreased income before income taxes by approximately $2.3 million, $2.1 million and $1.8 million for fiscal years 2018, 2017 and 2016, respectively. As of March 31, 2018, total unrecognized compensation cost related to stock options was approximately $3.4 million and the related weighted-average period over which it is expected to be recognized is approximately 3.01 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal years 2018, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 28, 2015	506,980	$44.42
Granted	90,500	75.27
Exercised	(104,500)	33.46
Canceled or expired	(1,000)	75.90
Options outstanding at April 2, 2016	491,980	$51.91	3.28	$35,906
Granted	116,850	98.93
Exercised	(121,275)	30.02
Canceled or expired	(22,625)	80.21
Options outstanding at April 1, 2017	464,930	$68.01	3.83	$42,194
Granted	42,000	131.93
Exercised	(87,925)	42.54
Canceled or expired	(800)	99.65
Options outstanding at March 31, 2018	418,205	$79.73	3.78	$60,439

Exercisable at April 2, 2016	320,975	$41.01	2.09	$24,786
Exercisable at April 1, 2017	244,025	$50.77	2.29	$23,626
Exercisable at March 31, 2018	203,721	$61.38	2.49	$30,631
The weighted-average estimated fair value of employee stock options granted during fiscal years 2018, 2017 and 2016 were $42.30, $35.55 and $27.83, respectively. The total intrinsic value of options exercised during fiscal years 2018, 2017 and 2016 was $7.7 million, $7.8 million and $4.9 million, respectively.
The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year
	2018	2017	2016
Volatility	32.3%	38.3%	39.8%
Risk-free interest rate	1.9%	1.1%	1.5%
Dividend yield	—%	—%	—%
Expected option life in years	5.14	5.24	5.03
Estimated forfeiture rate	7.0%	6.0%	6.0%

17. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2018, 2017 and 2016 (dollars in thousands, except per share amounts):

	Fiscal Year
	2018	2017	2016
Net income	$61,502	$37,955	$28,541
Weighted average shares outstanding:
Basic	9,024,437	8,976,064	8,889,731
Common stock equivalents—treasury stock method	177,269	129,679	156,616
Diluted	9,201,706	9,105,743	9,046,347
Net income per share:
Basic	$6.82	$4.23	$3.21
Diluted	$6.68	$4.17	$3.15
There were 4,116 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended March 31, 2018, 9,766 for the year ended April 1, 2017 and 11,161 for the year ended April 2, 2016.
18. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	March 31, 2018		April 1, 2017
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale investment securities (1)	$26,586	$26,586	$24,162	$24,162
Non-marketable equity investments (2)	18,853	18,853	17,383	17,383
Consumer loans receivable (3)	94,951	113,277	95,801	121,021
Interest rate lock commitment derivatives (4)	(12)	(12)	35	35
Forward loan sale commitment derivatives (4)	26	26	(86)	(86)
Commercial loans receivable (5)	16,601	16,972	25,833	25,841
Securitized financings and other (6)	(59,812)	(64,509)	(57,991)	(61,270)
Mortgage servicing rights (7)	1,410	1,410	1,110	1,110

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

(3)
Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale are estimated based on recent GSE mortgage-backed bond prices. The fair value of the construction advances approximates book value and the sales price of these loans.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S. Treasury and Government (1)	$293	$—	$293	$—
Mortgage-backed securities (1)	7,499	—	7,499	—
Securities issued by states and political subdivisions (1)	6,337	—	6,337	—
Corporate debt securities (1)	2,052	—	2,052	—
Marketable equity securities (1)	8,695	8,695	—	—
Interest rate lock commitment derivatives (2)	(12)	—	—	(12)
Forward loan sale commitment derivatives (2)	26	—	—	26
Mortgage servicing rights (3)	1,410	—	—	1,410

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(3)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.

No transfers between Level 1, Level 2 or Level 3 occurred during the year ended March 31, 2018. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Loans held for investment	$88,960	$—	$—	$88,960
Loans held for sale	13,229	—	—	13,229
Loans held—construction advances	11,088	—	—	11,088
Commercial loans receivable	16,972	—	—	16,972
Securitized financings	(64,509)	—	(64,509)	—
Non-marketable equity investments	18,853	—	—	18,853
No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of March 31, 2018. As noted above, activity in the manufactured housing asset backed securities market is infrequent, with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
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

	March 31, 2018	April 1, 2017
Number of loans serviced with MSRs	4,346	4,041
Weighted average servicing fee (basis points)	32.03	31.42
Capitalized servicing multiple	84.76%	74.79%
Capitalized servicing rate (basis points)	27.15	23.50
Serviced portfolio with MSRs (in thousands)	$519,167	$472,492
Mortgage servicing rights (in thousands)	$1,410	$1,110
19. Employee Benefit Plans
The Company has a self-funded group medical plan which is administered by third-party administrators. The medical plan has reinsurance coverage limiting liability for any individual employee loss to a maximum of $300,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $15.5 million, $13.8 million and $15.7 million for fiscal years 2018, 2017 and 2016, respectively.
The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2017, the Company match was 20% of the first 4% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $839,000, $728,000 and $567,000 for fiscal years 2018, 2017 and 2016, respectively.
20. Related Party Transactions
The Company recorded a gain of $1.9 million on the sale of equity securities to a related party in which the Company owns a 10% minority ownership interest. The arm's length transaction occurred at market rates.

21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Fiscal Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Net revenue:
Factory-built housing	$815,519	$720,971	$655,148
Financial services	55,716	52,826	57,204
	$871,235	$773,797	$712,352
Net revenue for financial services consists of:
Consumer finance	$21,380	$20,517	$20,240
Insurance	34,336	32,309	36,964
	$55,716	$52,826	$57,204
Income before income taxes:
Factory-built housing	$66,636	$46,840	$35,440
Financial services	11,887	8,441	8,588
	$78,523	$55,281	$44,028
Depreciation:
Factory-built housing	$3,572	$3,221	$3,376
Financial services	86	98	92
	$3,658	$3,319	$3,468
Amortization:
Factory-built housing	$167	$167	$253
Financial services	201	201	201
	$368	$368	$454
Income tax expense:
Factory-built housing	$10,687	$14,349	$12,369
Financial services	6,334	2,977	3,118
	$17,021	$17,326	$15,487
Capital expenditures:
Factory-built housing	$8,121	$5,281	$3,443
Financial services	265	14	76
	$8,386	$5,295	$3,519

	March 31, 2018	April 1, 2017
Total assets:
Factory-built housing	$484,231	$427,022
Financial services	190,549	180,294
	$674,780	$607,316

22. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2018 and 2017 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended March 31, 2018
Net revenue	$206,816	$200,507	$221,383	$242,529	$871,235
Gross profit	41,966	34,554	49,856	54,304	180,680
Net income	11,753	6,182	21,427	22,140	61,502
Net income per share:
Basic	$1.30	$0.69	$2.37	$2.45	$6.82
Diluted	$1.28	$0.67	$2.33	$2.40	$6.68
Fiscal year ended April 1, 2017
Net revenue	$185,141	$188,348	$202,310	$197,998	$773,797
Gross profit	33,252	39,107	43,544	42,134	158,037
Net income	5,443	9,341	12,283	10,888	37,955
Net income per share:
Basic	$0.61	$1.04	$1.37	$1.21	$4.23
Diluted	$0.60	$1.03	$1.35	$1.19	$4.17