Form 10-Q
period 2018-06-30
CAVCO INDUSTRIES INC.
filed 2018-08-08
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number 000-08822

Cavco Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2405642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3636 North Central Avenue, Suite 1200 Phoenix, Arizona 85012
(Address of principal executive offices, including zip code)
602-256-6263
(Registrant's telephone number, including area code)

1001 North Central Avenue, Suite 800
Phoenix, Arizona 85004
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2018, 9,068,067 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 30, 2018

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,487	$186,766
Restricted cash, current	12,918	11,228
Accounts receivable, net	39,922	35,043
Short-term investments	14,268	11,866
Current portion of consumer loans receivable, net	34,450	31,096
Current portion of commercial loans receivable, net	10,902	5,481
Inventories	110,437	109,152
Prepaid expenses and other current assets	28,853	27,961
Total current assets	429,237	418,593
Restricted cash	1,066	1,264
Investments	32,879	33,573
Consumer loans receivable, net	63,707	63,855
Commercial loans receivable, net	19,731	11,120
Property, plant and equipment, net	64,005	63,355
Goodwill and other intangibles, net	82,936	83,020
Total assets	$693,561	$674,780
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,615	$23,785
Accrued liabilities	126,774	126,500
Current portion of securitized financings and other	24,237	26,044
Total current liabilities	175,626	176,329
Securitized financings and other	33,884	33,768
Deferred income taxes	8,364	7,577

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 9,061,306 and 9,044,858 shares, respectively	91	90
Additional paid-in capital	244,627	246,197
Retained earnings	231,147	209,381
Accumulated other comprehensive income (loss)	(178)	1,438
Total stockholders' equity	475,687	457,106
Total liabilities and stockholders' equity	$693,561	$674,780
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Net revenue	$246,403	$206,816
Cost of sales	194,927	164,850
Gross profit	51,476	41,966
Selling, general and administrative expenses	29,213	26,305
Income from operations	22,263	15,661
Interest expense	(972)	(1,048)
Other income, net	2,845	1,038
Income before income taxes	24,136	15,651
Income tax expense	(4,445)	(3,898)
Net income	$19,691	$11,753

Comprehensive income:
Net income	$19,691	$11,753
Reclassification adjustment for net gains realized in income	—	(76)
Applicable income taxes	—	27
Net change in unrealized position of investments	6	(833)
Applicable income taxes	(1)	327
Comprehensive income	$19,696	$11,198

Net income per share:
Basic	$2.18	$1.30
Diluted	$2.12	$1.28
Weighted average shares outstanding:
Basic	9,048,579	9,006,999
Diluted	9,267,048	9,162,491

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES
Net income	$19,691	$11,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,104	974
Provision for credit losses	75	27
Deferred income taxes	640	(62)
Stock-based compensation expense	599	513
Non-cash interest income, net	(139)	(254)
Gain on sale of property, plant and equipment, net	(40)	(64)
Gain on investments and sale of loans, net	(3,361)	(2,110)
Changes in operating assets and liabilities:
Accounts receivable	(4,879)	(1,974)
Consumer loans receivable originated	(33,617)	(34,389)
Proceeds from sales of consumer loans	28,206	29,252
Principal payments on consumer loans receivable	3,462	3,088
Inventories	(1,285)	(3,727)
Prepaid expenses and other current assets	(282)	2,426
Commercial loans receivable	(14,103)	(469)
Accounts payable and accrued liabilities	1,814	(3,280)
Net cash (used in) provided by operating activities	(2,115)	1,704
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,679)	(594)
Payments for Lexington Homes, net	—	(564)
Proceeds from sale of property, plant and equipment	49	387
Purchases of investments	(2,026)	(1,646)
Proceeds from sale of investments	2,083	1,809
Net cash used in investing activities	(1,573)	(608)
FINANCING ACTIVITIES
Payments from exercise of stock options	(2,168)	(1,780)
Proceeds from secured financings and other	226	1,505
Payments on securitized financings	(2,157)	(2,103)
Net cash used in financing activities	(4,099)	(2,378)
Net decrease in cash, cash equivalents and restricted cash	(7,787)	(1,282)
Cash, cash equivalents and restricted cash at beginning of the period	199,258	144,839
Cash, cash equivalents and restricted cash at end of the period	$191,471	$143,557
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,170	$2,118
Cash paid for interest	$663	$767
Assets acquired under capital lease	$—	$1,749
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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements ("Notes") included in the Company's 2018 Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on May 30, 2018 ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company's current fiscal year will end on March 30, 2019.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs in 20 factories located throughout the United States, which are sold to a network of independent retailers, through the Company's 39 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer which offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance to owners of manufactured homes.
Adoption of New Accounting Standards.
In May 2014, the Federal Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified retrospective method for contracts that were not completed as of April 1, 2018, and recorded a reduction of $600,000 to accrued liabilities and a corresponding increase to retained earnings related to gross margin on home sales that were previously deferred for the cumulative effect of the adoption. Prior periods were not restated. There were no significant changes to processes or internal controls as a result of the adoption of ASC 606. See Note 2 for additional information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The Company adopted ASU 2016-01 on April 1, 2018 using the modified retrospective transition method. Upon adoption, we reclassified $1.6 million in gains, net of tax, related to available-for-sale equity investment securities from accumulated other comprehensive income to retained earnings as a cumulative-effect adjustment. Under the new guidance, these securities will continue to be measured at fair value; however, the changes in unrealized net holding gains and losses will be reported in earnings. Comparative information continues to be reported under the accounting standards in effect for the period. The effect of the change for the three months ended June 30, 2018 was an increase to income before income taxes of approximately $1.6 million, which is either included in Net revenue or Other income, net on the Consolidated Statements of Comprehensive Income, depending on the nature of the investment.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"), which requires restricted cash to be included with cash and cash equivalents when reconciling beginning and ending cash on the statement of cash flows. We adopted ASU 2016-18 on April 1, 2018 using the retrospective transition method. The comparative information in our Consolidated Statements of Cash Flows has been adjusted accordingly. The impact from adoption of this guidance was not material to our Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2018	July 1, 2017
Cash and cash equivalents	$177,487	$129,509
Restricted cash, current	12,918	13,323
Restricted cash	1,066	725
	$191,471	$143,557
Accounting Standards Issued But Not Yet Adopted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, with early adoption permitted. The amendments require balance sheet recognition of leased assets and lease liabilities for most leases, and recognition of expenses in the income statement in a manner similar to current accounting treatment. In addition, disclosures of key information about leasing arrangements are required. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company does not plan to early adopt the guidance and is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to base measurement on expected losses through a forward-looking model rather than a model based on incurred losses. The guidance also requires increased disclosures. ASU 2016-13 will be effective beginning with the first quarter of the Company's fiscal year 2021 and is to be applied using a modified retrospective transition method with early adoption permitted. The Company does not plan to early adopt the guidance and is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.
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
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements on Form 10-K.
2. Revenue from Contracts with Customers
As discussed in Note 1, we adopted ASC 606 on April 1, 2018. Our revenue recognition practices under ASC 606 do not differ materially from prior practices. Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when, or as, the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.
Factory-Built Housing Revenue Recognition - Wholesale. Revenue from homes sold to independent retailers is generally recognized when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. Homes sold to independent retailers are generally either paid upon shipment or floor plan financed by the independent retailer through standard industry financing arrangements, which can include repurchase agreements. Manufacturing sales financed under repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 16).
Prior to the adoption of ASC 606, revenue from homes sold under commercial loan programs involving funds provided by the Company were either deferred until such time that payment for the related commercial loan was received by the Company or recognized when the home was shipped and title transferred, depending on the nature of the program and borrower. Upon adoption of ASC 606, we generally recognize home sales revenue upon shipment and transfer of title, as it is probable that substantially all of the consideration in exchange for the goods or services transferred to the customer will be collected. One consideration under the guidance requires the evaluation of the financing component of the related loan program. If it is determined that the interest rate charged under the loan program is less than the market rate, the Company will reduce the transaction price by an amount for deferred interest. In these cases, interest income will be accrued and recognized over the life of the loan using the effective interest method. A significant amount of the Company's loan programs are offered at market rates.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is assured.
Site Improvements on Retail Sales. Under previous guidance, the Company recorded the sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements, net of associated costs. Such services are provided as a convenience to the customer. As the Company is involved in the selection of subcontractors, under ASC 606, we have concluded that it is appropriate to recognize the sale of these ancillary services on a gross basis. The revenue associated with these programs for the three months ended June 30, 2018 and July 1, 2017 were $6.5 million and $5.1 million, respectively.
Additional Items. Expected consideration, and therefore revenue, reflects reductions for returns, allowances, and other incentives, some of which may be contingent on future events. Additionally, we have a volume rebate program under which certain sales to retailers, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of revenue.

In customer contracts for retail sales of manufactured homes, consideration includes certain state and local excise taxes billed to customers when those taxes are levied directly upon us by the taxing authorities. Expected consideration excludes sales and other taxes collected on behalf of taxing authorities. Revenue includes consideration for shipping and other fulfillment activities performed prior to the customer obtaining control of the goods. We also elect to treat consideration for shipping performed as a fulfillment activity.
Practical Expedients and Exemptions. We generally expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses. In addition, we do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less.
Financial Services Revenue Recognition. Financial services revenue is generally not within the scope of ASC 606, with the exception of insurance agency commissions received from third-party insurance companies. The Company recognizes such revenue upon execution of the insurance policy, where the Company has no future or ongoing obligation.
Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the three months ended June 30, 2018 (in thousands). All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above. Other items included in our consolidated revenues are primarily related to financial services, including manufactured housing consumer finance and insurance, which are not within the scope of ASC 606. See Form 10-K for revenue recognition policies related to these items.

Three Months Ended June 30, 2018
Factory-built housing
U.S. Housing and Urban Development code homes	$186,316
Modular homes	22,447
Park model RVs	11,727
Other (1)	12,272
Net revenue from factory-built housing	232,762
Financial services
Insurance agency commissions received from third-party insurance companies	632
Other	13,009
Net revenue from financial services	13,641
Total net revenue	$246,403

(1)	Other factory-built housing revenue from ancillary products and services including used homes, freight and other services.

Impacts on Consolidated Financial Statements. The impact to our consolidated financial statements as a result of ASC 606 implementation are as follows (in thousands):

	June 30, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Balance without ASC 606 Adoption
Accrued liabilities	$126,774	$1,644	$128,418
Total current liabilities	175,626	1,644	177,270
Deferred income taxes	8,364	(441)	7,923
Retained earnings	231,147	(1,203)	229,944
Total stockholders’ equity	475,687	(1,203)	474,484

	Three Months Ended June 30, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$246,403	$(13,669)	$232,734
Cost of sales	194,927	(12,389)	182,538
Gross profit	51,476	(1,280)	50,196
Selling, general and administrative expenses	29,213	(308)	28,905
Income from operations	22,263	(972)	21,291
Income before income taxes	24,136	(972)	23,164
Income tax expense	(4,445)	225	(4,220)
Net income	19,691	(747)	18,944
3. Restricted Cash
Restricted cash consists of the following (in thousands):

	June 30, 2018	March 31, 2018
Cash related to CountryPlace customer payments to be remitted to third parties	$10,626	$9,180
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,343	1,311
Other restricted cash	2,015	2,001
	$13,984	$12,492
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.

4. Investments
Investments consist of the following (in thousands):

	June 30, 2018	March 31, 2018
Available-for-sale debt securities	$15,523	$16,181
Marketable equity securities	12,736	10,405
Non-marketable equity investments	18,888	18,853
	$47,147	$45,439
The Company's investments in marketable equity securities consist of common stock holdings of industrial and other companies.
Non-marketable equity investments includes $15.0 million as of June 30, 2018 and March 31, 2018, of contributions to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable investments include investments in other distribution operations.
The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(8)	$292
Residential mortgage-backed securities	7,334	—	(182)	7,152
State and political subdivision debt securities	6,038	109	(118)	6,029
Corporate debt securities	2,076	2	(28)	2,050
	$15,748	$111	$(336)	$15,523

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(7)	$293
Residential mortgage-backed securities	7,654	—	(155)	7,499
State and political subdivision debt securities	6,377	109	(149)	6,337
Corporate debt securities	2,081	1	(30)	2,052
	$16,412	$110	$(341)	$16,181

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$292	$(8)	$—	$—	$292	$(8)
Residential mortgage-backed securities	3,128	(64)	4,019	(118)	7,147	(182)
State and political subdivision debt securities	1,932	(38)	2,169	(80)	4,101	(118)
Corporate debt securities	1,432	(13)	365	(15)	1,797	(28)
	$6,784	$(123)	$6,553	$(213)	$13,337	$(336)

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$293	$(7)	$—	$—	$293	$(7)
Residential mortgage-backed securities	3,185	(52)	3,909	(103)	7,094	(155)
State and political subdivision debt securities	2,224	(40)	2,180	(109)	4,404	(149)
Corporate debt securities	1,384	(12)	367	(18)	1,751	(30)
	$7,086	$(111)	$6,456	$(230)	$13,542	$(341)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at June 30, 2018.
The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized Cost	Fair Value
Due in less than one year	$1,125	$1,108
Due after one year through five years	3,020	2,934
Due after five years through ten years	930	908
Due after ten years	3,339	3,421
Mortgage-backed securities	7,334	7,152
	$15,748	$15,523

We recognize investment gains and losses on debt securities when we sell or otherwise dispose of securities on a specific identification method. There were no gross gains or losses realized during the three months ending June 30, 2018. During the three months ending July 1, 2017, there were no gross gains realized and $10,000 in gross losses realized.
Beginning in fiscal year 2019, we recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. The net investment gains and losses for the three months ended June 30, 2018 and July 1, 2017 are as follows (in thousands):

	Three Months Ended June 30, 2018
	June 30, 2018	July 1, 2017
Marketable equity securities:
Gains on securities held	$1,610	$—
Losses on securities sold	(40)	—
Gross realized gains	—	165
Gross realized losses	—	(51)
Total net gain on marketable equity securities	$1,570	$114
5. Inventories
Inventories consist of the following (in thousands):

	June 30, 2018	March 31, 2018
Raw materials	$38,331	$36,124
Work in process	13,240	13,670
Finished goods and other	58,866	59,358
	$110,437	$109,152
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	June 30, 2018	March 31, 2018
Loans held for investment (at Acquisition Date)	$49,825	$51,798
Loans held for investment (originated after Acquisition Date)	23,874	21,183
Loans held for sale	14,535	12,830
Construction advances	12,259	11,088
Consumer loans receivable	100,493	96,899
Deferred financing fees and other, net	(1,949)	(1,551)
Allowance for loan losses	(387)	(397)
Consumer loans receivable, net	$98,157	$94,951
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

As of the date of the Palm Harbor acquisition ("Acquisition Date"), the Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over all cash flows expected as an amount that includes interest that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans includes interest that is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as net revenue.

	June 30, 2018	March 31, 2018
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$114,919	$120,096
Purchase discount
Accretable	(42,873)	(44,481)
Non-accretable	(22,214)	(23,711)
Less consumer loans receivable reclassified as other assets	(7)	(106)
Total acquired consumer loans receivable held for investment, net	$49,825	$51,798
Over the life of the acquired loans, the Company estimates cash flows expected to be collected to determine if an allowance for loan loss related to loans acquired subsequent to the Acquisition Date is required. The weighted averages of assumptions used in the calculation of expected cash flows to be collected were as follows:

	June 30, 2018	March 31, 2018
Prepayment rate	16.1%	16.0%
Default rate	1.2%	1.2%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of June 30, 2018, would decrease by approximately $1.2 million and $3.3 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
Balance at the beginning of the period	$44,481	$56,686
Accretion	(1,899)	(2,210)
Reclassifications from (to) non-accretable discount	291	436
Balance at the end of the period	$42,873	$54,912
The consumer loans held for investment had the following characteristics:

	June 30, 2018	March 31, 2018
Weighted average contractual interest rate	8.51%	8.57%
Weighted average effective interest rate	8.85%	9.34%
Weighted average months to maturity	168	168

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	June 30, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$439	$271	$323	$—	$—	$1,033
620-719	9,668	6,889	10,351	—	—	26,908
720+	10,186	6,139	11,958	—	504	28,787
Other	49	—	408	—	—	457
Subtotal	20,342	13,299	23,040	—	504	57,185
Conforming mortgages
0-619	—	—	155	—	189	344
620-719	—	—	2,232	7,950	8,350	18,532
720+	—	—	298	4,309	5,492	10,099
Other	—	—	116	—	—	116
Subtotal	—	—	2,801	12,259	14,031	29,091
Non-conforming mortgages
0-619	81	398	1,030	—	—	1,509
620-719	1,061	4,151	3,061	—	—	8,273
720+	1,277	2,493	377	—	—	4,147
Other	—	—	278	—	—	278
Subtotal	2,419	7,042	4,746	—	—	14,207
Other loans	—	—	10	—	—	10
	$22,761	$20,341	$30,597	$12,259	$14,535	$100,493

	March 31, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$465	$354	$330	$—	$—	$1,149
620-719	10,102	7,107	8,587	—	245	26,041
720+	10,594	6,410	11,285	—	155	28,444
Other	49	—	403	—	—	452
Subtotal	21,210	13,871	20,605	—	400	56,086
Conforming mortgages
0-619	—	—	156	141	179	476
620-719	—	—	2,137	6,428	6,479	15,044
720+	—	—	199	4,519	5,663	10,381
Subtotal	—	—	2,608	11,088	12,430	26,126
Non-conforming mortgages
0-619	82	405	1,047	—	—	1,534
620-719	1,120	4,378	3,093	—	—	8,591
720+	1,348	2,526	395	—	—	4,269
Other	—	—	282	—	—	282
Subtotal	2,550	7,309	4,817	—	—	14,676
Other loans	—	—	11	—	—	11
	$23,760	$21,180	$28,041	$11,088	$12,830	$96,899

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of June 30, 2018, 45.6% of the outstanding principal balance of the consumer loans receivable portfolio is concentrated in Texas and 10.5% is concentrated in Florida. As of March 31, 2018, 44.2% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11.0% was concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 30, 2018.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.1 million and $1.5 million as of June 30, 2018 and March 31, 2018, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. Foreclosure or similar proceedings in progress totaled approximately $1.6 million and $1.1 million as of June 30, 2018 and March 31, 2018, respectively.

7. Commercial Loans Receivable and Allowance for Loan Losses
The Company's commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of our independent retailers, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for independent retailers, communities and developers' financed home purchases. Notes are secured by the homes as collateral and, in some instances, other security depending on the circumstances. The other terms of direct arrangements vary depending on the needs of the borrower and the opportunity for the Company.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to retailers to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivable, net, consisted of the following by class of financing notes receivable (in thousands):

	June 30, 2018	March 31, 2018
Direct loans receivable	$30,414	$16,368
Participation loans receivable	332	275
Allowance for loan losses	(113)	(42)
	$30,633	$16,601
The commercial loans receivable balance had the following characteristics:

	June 30, 2018	March 31, 2018
Weighted average contractual interest rate	5.5%	4.6%
Weighted average months to maturity	5	6
The Company evaluates the potential for loss from its participation loan programs based on each independent lender's overall financial stability, as well as historical experience, and has determined that an allowance for loan losses was not needed at June 30, 2018 or March 31, 2018.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded an allowance for loan losses of $113,000 and $222,000 at June 30, 2018 and July 1, 2017, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
Balance at beginning of period	$42	$210
Provision for inventory finance credit losses	71	12
Loans charged off, net of recoveries	—	—
Balance at end of period	$113	$222
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
Inventory finance notes receivable:
Collectively evaluated for impairment	$11,349	$4,193	$—	$—
Individually evaluated for impairment	19,065	12,175	332	275
	$30,414	$16,368	$332	$275
Allowance for loan losses:
Collectively evaluated for impairment	$(113)	$(42)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(113)	$(42)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At June 30, 2018, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At June 30, 2018, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
Risk profile based on payment activity:
Performing	$30,414	$16,368	$332	$275
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$30,414	$16,368	$332	$275

The Company has concentrations of commercial loans receivable related to factory-built homes in excess of 10% located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	June 30, 2018	March 31, 2018
Arizona	16.0%	16.7%
California	13.4%	14.4%
Oregon	11.1%	14.7%
Texas	10.6%	9.0%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of June 30, 2018 or March 31, 2018.
As of June 30, 2018 and March 31, 2018, the Company had concentrations with one independent third-party that equaled 22.3% and 37.4% of the principal balance outstanding, respectively, all of which was secured.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
Property, plant and equipment, at cost:
Land	$24,001	$24,001
Buildings and improvements	39,963	39,613
Machinery and equipment	25,414	24,154
	89,378	87,768
Accumulated depreciation	(25,373)	(24,413)
Property, plant and equipment, net	$64,005	$63,355
Depreciation expense was $1.0 million and $882,000 for the three months ended June 30, 2018 and July 1, 2017, respectively.
Included in the amounts above are certain assets under capital leases. See Note 9 for additional information.

9. Capital Leases
On April 3, 2017, in connection with the purchase of Lexington Homes, the Company recorded capital leases on manufacturing facilities and land in Lexington, Mississippi. The following amounts were recorded for the leased assets as of June 30, 2018 and March 31, 2018 (in thousands):

	June 30, 2018	March 31, 2018
Land	$699	$699
Buildings and improvements	1,050	1,050
	1,749	1,749
Accumulated amortization	(44)	(35)
Leased assets, net	$1,705	$1,714
Future minimum payments under the leases as of June 30, 2018 were as follows (in thousands):

FY 2019	$103
FY 2020	766
FY 2021	73
FY 2022	73
FY 2023	73
Thereafter	196
Total remaining lease payments	$1,284
Less: Amount representing interest	(148)
Present value of future minimum lease payments	$1,136
10. Goodwill and Other Intangibles
Goodwill and other intangibles consisted of the following (in thousands):

	June 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$72,920	$—	$72,920	$72,920	$—	$72,920
Trademarks and trade names	7,200	—	7,200	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	81,220	—	81,220	81,220	—	81,220
Finite lived:
Customer relationships	7,100	(5,809)	1,291	7,100	(5,756)	1,344
Other	1,384	(959)	425	1,384	(928)	456
Total goodwill and other intangible assets	$89,704	$(6,768)	$82,936	$89,704	$(6,684)	$83,020
The Company recognized amortization expense of $84,000 and $92,000 during each three month period ending June 30, 2018 and July 1, 2017, respectively.

11. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2018	March 31, 2018
Customer deposits	$23,774	$21,294
Salaries, wages and benefits	20,055	24,416
Unearned insurance premiums	18,216	17,432
Estimated warranties	16,670	16,638
Accrued volume rebates	9,044	7,778
Insurance loss reserves	6,472	6,157
Company repurchase option on certain loans sold	5,264	5,637
Accrued insurance	4,543	5,320
Accrued taxes	2,368	1,986
Reserve for repurchase commitments	2,315	2,207
Capital lease obligation	1,136	1,155
Other	16,917	16,480
	$126,774	$126,500
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
Balance at beginning of period	$16,638	$15,479
Purchase accounting additions	—	838
Charged to costs and expenses	6,229	5,223
Payments and deductions	(6,197)	(5,224)
Balance at end of period	$16,670	$16,316
13. Debt Obligations
Debt obligations primarily consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	June 30, 2018	March 31, 2018
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$19,732	$20,524
Securitized financing 2007-1	21,797	22,552
Other secured financings	5,009	4,966
Secured credit facilities	11,583	11,770
Total securitized financings and other, net	$58,121	$59,812
Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.

The following table summarizes acquired securitized financings (in thousands):

	June 30, 2018	March 31, 2018
Securitized financings – contractual amount	$44,226	$46,591
Purchase discount
Accretable	(2,697)	(3,515)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$41,529	$43,076
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
Balance at the beginning of the period	$3,515	$7,636
Accretion	(803)	(871)
Adjustment to cash flows	(15)	(99)
Balance at the end of the period	$2,697	$6,666
Prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed its initial securitization (2005-1), which was structured as a securitized borrowing. At the balance sheet dates of June 30, 2018 and March 31, 2018, only Class A-4, originally totaling $27.4 million with a coupon rate of 5.20%, remained outstanding, with a call date in January 2019. Additionally, CountryPlace completed its second securitized borrowing (2007-1), of which only Class A-4 originally totaling $25.1 million with a coupon rate of 5.846% remained outstanding at June 30, 2018 and March 31, 2018, with a call date in July 2019. It is anticipated that the Company will purchase or refinance these outstanding facilities at or prior to their call dates.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time overcollateralization reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 30, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.

The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of June 30, 2018, the outstanding balance of the converted loans was $11.6 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Amounts drawn will bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate will never be less than 5.00% or greater than 6.00%.
14. Reinsurance
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Written	Earned	Written	Earned
Direct premiums	$4,541	$4,211	$4,366	$4,150
Assumed premiums—nonaffiliate	6,934	6,234	6,260	6,267
Ceded premiums—nonaffiliate	(2,847)	(2,847)	(2,948)	(2,948)
Net premiums	$8,628	$7,598	$7,678	$7,469
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
15. Income Taxes
The Company's deferred tax assets primarily result from financial statement accruals not currently deductible for tax purposes and differences in the acquired basis of certain assets, and its deferred tax liabilities primarily result from tax amortization of goodwill and other intangible assets.
The Company complies with the provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The amount of unrecognized tax benefits recorded by the Company and the impact on the effective tax rate if all unrecognized tax benefits were recognized would be insignificant. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.

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
16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $71.2 million at June 30, 2018, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $2.3 million and $2.2 million at June 30, 2018 and March 31, 2018, respectively, related to the commitments pertaining to these agreements.
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding at either June 30, 2018 or March 31, 2018.
Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during the period of home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried in the consolidated balance sheet at the amount advanced less a valuation allowance, and are included in consumer loans receivable. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 30, 2018	March 31, 2018
Construction loan contract amount	$29,961	$27,093
Cumulative advances	(12,259)	(11,088)
Remaining construction contingent commitment	$17,702	$16,005
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million as of June 30, 2018 and March 31, 2018, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the three months ended June 30, 2018, no claim request resulted in execution of an indemnification agreement.
Interest Rate Lock Commitments. In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 270 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired with another loan that may mitigate losses from fallout.
As of June 30, 2018, CountryPlace had outstanding IRLCs with a notional amount of $17.0 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in other assets in the consolidated balance sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three months ended June 30, 2018 and July 1, 2017, CountryPlace recognized gains of $20,000 and losses of $25,000 on outstanding IRLCs, respectively.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of June 30, 2018, CountryPlace had $50.1 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three months ended June 30, 2018 and July 1, 2017, CountryPlace recognized losses of $175,000 and gains of $155,000, respectively, on forward sales and whole loan sale commitments.
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
17. Stockholders' Equity
The following table represents changes in stockholders' equity for the three months ended June 30, 2018 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106
Cumulative effect of implementing ASU 2016-01, net	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606, net	—	—	—	454	—	454
Stock option exercises	16,448	1	(2,169)	—	—	(2,168)
Stock-based compensation	—	—	599	—	—	599
Net income	—	—	—	19,691	—	19,691
Other comprehensive income, net	—	—	—	—	5	5
Balance, June 30, 2018	9,061,306	$91	$244,627	$231,147	$(178)	$475,687

18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of June 30, 2018, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 356,272 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended June 30, 2018 and July 1, 2017 was $599,000 and $513,000, respectively.
As of June 30, 2018, total unrecognized compensation cost related to stock options was approximately $3.0 million and the related weighted-average period over which the expense is expected to be recognized is approximately 2.87 years.
The following table summarizes the option activity within the Company's stock-based compensation plans for the three months ended June 30, 2018:

Number of Options
Outstanding at March 31, 2018	418,205
Granted	4,000
Exercised	(33,683)
Canceled or expired	—
Outstanding at June 30, 2018	388,522
Exercisable at June 30, 2018	171,038
19. Earnings Per Share
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

	Three Months Ended
	June 30, 2018	July 1, 2017
Net income	$19,691	$11,753
Weighted average shares outstanding:
Basic	9,048,579	9,006,999
Common stock equivalents—treasury stock method	218,469	155,492
Diluted	9,267,048	9,162,491
Net income per share:
Basic	$2.18	$1.30
Diluted	$2.12	$1.28

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 30, 2018 and July 1, 2017 were 1,268 and 10,973, respectively.
20. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	June 30, 2018		March 31, 2018
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$15,523	$15,523	$16,181	$16,181
Marketable equity securities (1)	12,736	12,736	10,405	10,405
Non-marketable equity investments (2)	18,888	18,888	18,853	18,853
Consumer loans receivable (3)	98,157	115,032	94,951	113,277
Interest rate lock commitment derivatives (4)	(8)	(8)	(12)	(12)
Forward loan sale commitment derivatives (4)	149	149	26	26
Commercial loans receivable (5)	30,633	31,301	16,601	16,972
Securitized financings and other (6)	(58,121)	(63,210)	(59,812)	(64,509)
Mortgage servicing rights (7)	1,443	1,443	1,410	1,410

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$292	$—	$292	$—
Mortgage-backed securities (1)	7,152	—	7,152	—
Securities issued by states and political subdivisions (1)	6,029	—	6,029	—
Corporate debt securities (1)	2,050	—	2,050	—
Marketable equity securities (2)	12,736	12,736	—	—
Interest rate lock commitment derivatives (3)	(8)	—	—	(8)
Forward loan sale commitment derivatives (3)	149	—	—	149
Mortgage servicing rights (4)	1,443	—	—	1,443

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended June 30, 2018. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Loans held for investment	$87,726	$—	$—	$87,726
Loans held for sale	15,047	—	—	15,047
Loans held—construction advances	12,259	—	—	12,259
Commercial loans receivable	31,301	—	—	31,301
Securitized financings and other	(63,210)	—	(63,210)	—
Non-marketable equity investments	18,888	—	—	18,888
No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of June 30, 2018. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the three months ended June 30, 2018.
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

	June 30, 2018	March 31, 2018
Number of loans serviced with MSRs	4,399	4,346
Weighted average servicing fee (basis points)	32.05	32.03
Capitalized servicing multiple	85.24%	84.76%
Capitalized servicing rate (basis points)	27.32	27.15
Serviced portfolio with MSRs (in thousands)	$528,206	$519,167
Mortgage servicing rights (in thousands)	$1,443	$1,410
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
Net revenue:
Factory-built housing	$232,762	$192,882
Financial services	13,641	13,934
	$246,403	$206,816

Income before income taxes:
Factory-built housing	$21,608	$13,170
Financial services	2,528	2,481
	$24,136	$15,651

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed in Risk Factors described in Part I, Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K ("Form 10-K"), which is incorporated herein.
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
With manufacturing facilities strategically positioned across the United States, we utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built in accordance with the National Manufacturing Home Construction and Safety Standards ("HUD code") promulgated by the U.S. Department of Housing and Urban Development ("HUD"), we construct modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of our manufacturing facilities.
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
The backlog of sales orders at June 30, 2018 varied among our 20 factories and in total was approximately $196 million compared to $137 million at July 1, 2017. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders. In response to this accelerating demand, we have raised production levels by increasing our workforce size and capabilities. However, the constrained labor market is a key challenge to further increasing production to keep pace with increased order rates. In addition, we have implemented higher product pricing to offset rising input costs, including labor and material price increases, although large backlogs may cause deferred realization of the full benefits.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 7 to the Consolidated Financial Statements). While a large portion of our commercial loans receivable balance was received in the prior fiscal year, we continue to expand and grow these lending programs. The Company’s involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. We believe that our participation in wholesale financing is helpful to retailers, communities and developers and allows our homes additional opportunities for exposure to potential home buyers. These initiatives support the Company’s ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners.
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
We are also working through industry trade associations to encourage favorable legislative and Government-Sponsored Enterprise ("GSE") action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans is intended to establish steps to ensure home-only loans can be purchased in bulk prior to proceeding with a pilot program to purchase these loans. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in the area, meaningful positive impact in the form of increased home orders has yet to be realized.

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
During the second quarter of fiscal 2018, Hurricane Harvey produced the largest recorded rain volume for a single weather event in U.S. history, resulting in historic flooding and widespread property damage, primarily in southeast Texas, causing high homeowners' insurance claim volume. The substantial economic toll in the affected market areas was widely reported. Increased consumer demand for replacement of homes lost as a result of these events may continue for several quarters. In addition, as a result of this event, the Company participated by producing a limited number of disaster-relief homes for the Federal Emergency Management Agency during the third and fourth quarters of fiscal year 2018.
Industry Overview
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, totaling almost 93,000 HUD code manufactured homes in 2017, an increase of 14.8% over the approximately 81,000 units shipped in 2016. This was preceded by 71,000 homes shipped in 2015, 64,000 in 2014, 60,000 in 2013 and 55,000 in calendar year 2012, which was among the lowest levels since industry shipment statistics began to be recorded in 1959. Annual home shipments from 2009 to 2016 were less than the annual home shipments for each of the 40 years from 1969 to 2008. While industry HUD code manufactured home shipments have improved modestly in recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
We believe that employment rates and underemployment among potential home buyers who favor affordable housing as well as consumer confidence levels are improving. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by an extended period of persistently low employment rates and underemployment. The process of repairing damaged credit among consumers and efforts to save for a home loan down-payment often require substantial time; however, improving consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living that have been concerned about financial stability, and now appear to be less hesitant to commit to a new home purchase. We believe sales of our products may continue to increase as employment and consumer confidence levels continue to rise.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 12.1 million between 2018 and 2023. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.

Results of Operations
Three months ended June 30, 2018 compared to July 1, 2017
Net Revenue.
Net revenue consisted of the following for the three months ended June 30, 2018 and July 1, 2017, respectively (dollars in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017	Change	% Change
Net revenue:
Factory-built housing	$232,762	$192,882	$39,880	20.7%
Financial services	13,641	13,934	(293)	(2.1)%
	$246,403	$206,816	$39,587	19.1%

Total homes sold	3,887	3,475	412	11.9%

Net factory-built housing revenue per home sold	$59,882	$55,506	$4,376	7.9%
The increase in net revenue from the factory-built housing segment for the three months ended June 30, 2018 compared to the same period last year was from improved home sales volume and higher home selling prices from input cost inflation and modestly larger home sizes. Current quarter net revenue also includes $6.5 million from this quarter's required implementation of accounting standards whereby subcontracted pass-through services, such as the preparation of a home site or other home enhancements, are now recognized on a gross basis rather than net of associated costs.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the three months ended June 30, 2018, the Company sold 3,188 homes Wholesale and 699 Retail versus 2,860 homes Wholesale and 615 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue decreased, resulting from 3.6% fewer home loan sales period over period, as longer factory backlogs have extended the loan closing time frame, and from lower interest income earned on securitized loan portfolios that continue to amortize. The decrease is partially offset by more insurance policies in force in the current year compared to the prior year.

Gross Profit.
Gross profit consisted of the following for the three months ended June 30, 2018 and July 1, 2017, respectively (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Gross profit:
Factory-built housing	$43,886	$34,500	$9,386	27.2%
Financial services	7,590	7,466	124	1.7%
	$51,476	$41,966	$9,510	22.7%

Gross profit as % of Net revenue:	20.9%	20.3%	N/A	0.6%
Factory-built housing gross profit for the three months ended June 30, 2018 was up from higher home sales and average home selling prices from input cost inflation, as well as factory efficiencies from improved utilization.
Financial services gross profit for the three months ended June 30, 2018 increased from lower weather-related insurance claim costs compared to the prior year period. These increases were partially offset by fewer home loan sales and lower interest income earned on securitized loan portfolios that continue to amortize.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for the three months ended June 30, 2018 and July 1, 2017, respectively (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$25,049	$22,297	$2,752	12.3%
Financial services	4,164	4,008	156	3.9%
	$29,213	$26,305	$2,908	11.1%

Selling, general and administrative expenses as % of Net revenue:	11.9%	12.7%	N/A	(0.8)%
Selling, general and administrative expenses related to factory-built housing increased for the three months ended June 30, 2018 primarily from higher salary and incentive compensation expense from improved home sales.
Selling, general and administrative expenses for financial services remained relatively flat from operating consistency.
As a percentage of Net revenue, Selling, general and administrative expenses decreased modestly from fixed cost efficiencies gained from higher sales volume.

Interest Expense.
Interest expense was $1.0 million in each of the three months ended June 30, 2018 and July 1, 2017. Interest expense consists primarily of debt service on CountyPlace's securitized financings of manufactured home loans and secured credit facilities, as well as interest related to capital leases of manufacturing facilities and land entered into as part of the Lexington Homes acquisition during fiscal year 2018.
Other Income, net.
Other income, net was $2.8 million and $1.0 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The current period includes $1.5 million in unrealized gains on corporate investments from this quarter's implementation of ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Unrealized gains and losses are now required to be reported on the Consolidated Statement of Comprehensive Income instead of recording these amounts in accumulated other comprehensive income on the Consolidated Balance Sheets. In addition, interest income increased $409,000 in the current period from higher interest rates on larger cash balances.
Income Before Income Taxes.
Income before income taxes consisted of the following for the three months ended June 30, 2018 and July 1, 2017, respectively (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Income before income taxes:
Factory-built housing	$21,608	$13,170	$8,438	64.1%
Financial services	2,528	2,481	47	1.9%
	$24,136	$15,651	$8,485	54.2%
Income taxes.
Income tax expense was $4.4 million and $3.9 million for three months ended June 30, 2018 and July 1, 2017, respectively. The effective income tax rate for the first fiscal quarter was 18.4% compared to an effective tax rate of 24.9% for the same period last year. The current fiscal quarter was benefited by the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017. The Tax Act reduced the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. In addition, the current quarter includes a deduction of $1.2 million related to excess tax benefits from exercises of stock options, compared to $1.4 million deducted in the prior year period.
Liquidity and Capital Resources
We believe that cash and cash equivalents at June 30, 2018, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury money market funds and money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Because of the Company’s sufficient cash position, we have not sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

The following is a summary of our cash flows for three months ended June 30, 2018 and July 1, 2017, respectively (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017	Change
Cash, cash equivalents and restricted cash at beginning of the period	$199,258	$144,839	$54,419
Net cash (used in) provided by operating activities	(2,115)	1,704	(3,819)
Net cash used in investing activities	(1,573)	(608)	(965)
Net cash used in financing activities	(4,099)	(2,378)	(1,721)
Cash, cash equivalents and restricted cash at end of the period	$191,471	$143,557	$47,914
Net cash used in operating activities during the three months ended June 30, 2018 included additional lending to expand the Company's commercial and home-only lending programs. Additionally, loan origination activity in excess of proceeds from the sale of loans and increased accounts receivable resulting from higher home sales offset the cash generated from net income before non-cash charges during the period.
Consumer loan originations decreased to $33.6 million from $34.4 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Proceeds from sales of consumer loans provided $28.2 million in cash, compared to $29.3 million in the previous year. These decreases relate to the timing of loan originations and sales, as longer factory backlogs have extended the loan closing time frame.
With respect to consumer lending for the purchase of manufactured housing, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors and the current lack of availability of financing in the industry may have material negative effects on liquidity. See Item IA, "Risk Factors" in our Form 10-K.
Cavco has entered into programs to provide some of the capital used by inventory lenders to finance wholesale home purchases by retailers. The Company has also entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes and has invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 7 to the Consolidated Financial Statements). Further, the Company has invested in and developed home-only loan pools and lending programs to attract third party financier interest and to grow sales of new homes through traditional distribution point as well.
Cash used for investing activities during the three months ended June 30, 2018 increased compared to the same period last year as the company continues to focus on investing in production capacity and efficiency initiatives, which has led to increased purchases of property, plant and equipment during the current period compared to last year.
Financing activities used $1.7 million of additional cash during the current period compared to the same period last year, as payments related to stock option exercises and securitized financings were higher in the current period, offset by lower proceeds from secured credit facilities.
Financings. As of June 30, 2018, there were two classes of securitized bond debt outstanding: one totaling $19.7 million with a coupon rate of 5.20% with a call date in January 2019, and one totaling $21.8 million with a coupon rate of 5.846% with a call date in July 2019. It is anticipated that we will purchase or refinance these facilities prior to their call dates.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time overcollateralization reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 30, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of June 30, 2018, the outstanding balance of the converted loans was $11.6 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Amounts drawn will bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate shall never be less than 5.00% or greater than 6.00%.
Critical Accounting Policies
In Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.
Off Balance Sheet Arrangements
See Note 16 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our 2018 Annual Report on Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended June 30, 2018, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Joseph H. Stegmayer	Chairman, President and	August 7, 2018
Joseph H. Stegmayer	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Treasurer and	August 7, 2018
Daniel L. Urness	Chief Financial Officer
(Principal Financial and Accounting Officer)