Form 10-Q
period 2018-09-29
CAVCO INDUSTRIES INC.
filed 2018-11-08
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2018, 9,098,159 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 29, 2018

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 29, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,488	$186,766
Restricted cash, current	13,754	11,228
Accounts receivable, net	38,097	35,043
Short-term investments	13,462	11,866
Current portion of consumer loans receivable, net	31,327	31,096
Current portion of commercial loans receivable, net	10,909	5,481
Inventories	111,502	109,152
Prepaid expenses and other current assets	34,169	27,961
Total current assets	448,708	418,593
Restricted cash	453	1,264
Investments	33,149	33,573
Consumer loans receivable, net	62,021	63,855
Commercial loans receivable, net	22,920	11,120
Property, plant and equipment, net	65,108	63,355
Goodwill and other intangibles, net	82,856	83,020
Total assets	$715,215	$674,780
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,676	$23,785
Accrued liabilities	130,083	126,500
Current portion of securitized financings and other	40,969	26,044
Total current liabilities	196,728	176,329
Securitized financings and other	15,159	33,768
Deferred income taxes	8,580	7,577

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 9,097,359 and 9,044,858 shares, respectively	91	90
Additional paid-in capital	248,138	246,197
Retained earnings	246,723	209,381
Accumulated other comprehensive income (loss)	(204)	1,438
Total stockholders' equity	494,748	457,106
Total liabilities and stockholders' equity	$715,215	$674,780
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenue	$241,530	$200,507	$487,933	$407,323
Cost of sales	192,114	165,953	387,041	330,803
Gross profit	49,416	34,554	100,892	76,520
Selling, general and administrative expenses	30,035	26,153	59,248	52,458
Income from operations	19,381	8,401	41,644	24,062
Interest expense	(941)	(1,021)	(1,913)	(2,069)
Other income, net	1,077	1,119	3,922	2,157
Income before income taxes	19,517	8,499	43,653	24,150
Income tax expense	(3,941)	(2,317)	(8,386)	(6,215)
Net income	$15,576	$6,182	$35,267	$17,935

Comprehensive income:
Net income	$15,576	$6,182	$35,267	$17,935
Reclassification adjustment for net losses (gains) realized in income	24	(383)	24	(459)
Applicable income taxes	(5)	134	(5)	161
Net change in unrealized position of investments	(57)	2,275	(51)	1,442
Applicable income taxes	12	(867)	11	(540)
Comprehensive income	$15,550	$7,341	$35,246	$18,539

Net income per share:
Basic	$1.72	$0.69	$3.89	$1.99
Diluted	$1.67	$0.67	$3.80	$1.96
Weighted average shares outstanding:
Basic	9,079,679	9,020,834	9,064,007	9,013,917
Diluted	9,304,188	9,181,899	9,287,730	9,171,515

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income	$35,267	$17,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,274	1,950
Provision for credit losses	459	676
Deferred income taxes	863	(1,267)
Stock-based compensation expense	2,115	1,535
Non-cash interest income, net	(409)	(526)
Gain on sale of property, plant and equipment, net	(51)	(88)
Gain on investments and sale of loans, net	(5,457)	(5,047)
Changes in operating assets and liabilities:
Accounts receivable	(3,057)	(5,512)
Consumer loans receivable originated	(64,479)	(66,273)
Proceeds from sales of consumer loans	62,245	59,243
Principal payments on consumer loans receivable	6,522	7,540
Inventories	(2,350)	(5,733)
Prepaid expenses and other current assets	(4,703)	(12,448)
Commercial loans receivable	(17,321)	(5,355)
Accounts payable and accrued liabilities	5,890	22,055
Net cash provided by operating activities	17,808	8,685
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,876)	(1,779)
Payments for Lexington Homes, net	—	(564)
Proceeds from sale of property, plant and equipment	64	411
Purchases of investments	(4,042)	(5,162)
Proceeds from sale of investments	4,684	4,925
Net cash used in investing activities	(3,170)	(2,169)
FINANCING ACTIVITIES
Payments from exercise of stock options	(173)	(1,583)
Proceeds from secured financings and other	226	4,963
Payments on securitized financings	(4,254)	(4,322)
Net cash used in financing activities	(4,201)	(942)
Net increase in cash, cash equivalents and restricted cash	10,437	5,574
Cash, cash equivalents and restricted cash at beginning of the period	199,258	144,839
Cash, cash equivalents and restricted cash at end of the period	$209,695	$150,413
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,381	$7,861
Cash paid for interest	$1,300	$1,508
Assets acquired under capital lease	$—	$1,749
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
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; and except for the events set forth in the Notes to the Consolidated Financial Statements ("Notes") 16 and 22 and Part II, Item 5, Other Information, of the Company's Quarterly Report on Form 10-Q for the period ended September 29, 2018 ("Form 10-Q"), there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes included in the Company's 2018 Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on May 30, 2018 ("Form 10-K").
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs in 20 factories located throughout the United States, which are sold to a network of independent retailers, through the Company's 38 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer which offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance to owners of manufactured homes.

Adoption of New Accounting Standards.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified retrospective method for contracts that were not completed as of April 1, 2018, and recorded a reduction of $600,000 to accrued liabilities and a corresponding increase to retained earnings related to gross margin on home sales that were previously deferred for the cumulative effect of the adoption. Prior periods were not restated. There were no significant changes to processes or internal controls as a result of the adoption of ASC 606. See Note 2 for additional information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The Company adopted ASU 2016-01 on April 1, 2018 using the modified retrospective transition method. Upon adoption, we reclassified $1.6 million in gains, net of tax, related to available-for-sale equity investment securities from accumulated other comprehensive income to retained earnings as a cumulative-effect adjustment. Under the new guidance, these securities will continue to be measured at fair value; however, the changes in unrealized net holding gains and losses will be reported in earnings. Comparative information continues to be reported under the accounting standards in effect for the period. The effect of the change for the three and six months ended September 29, 2018 was a decrease of $276,000 and an increase of $1.4 million to income before income taxes, respectively, which is either included in Net revenue or Other income, net on the Consolidated Statements of Comprehensive Income, depending on the nature of the investment.
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

	September 29, 2018	September 30, 2017
Cash and cash equivalents	$195,488	$136,788
Restricted cash, current	13,754	12,899
Restricted cash	453	726
	$209,695	$150,413
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
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, accepted by the customer, title has transferred and funding is probable.

Site Improvements on Retail Sales. Under previous guidance, the Company recorded the sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements, net of associated costs. Such services are provided as a convenience to the customer. As the Company is involved in the selection of subcontractors, under ASC 606, we have concluded that it is appropriate to recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for the three months ended September 29, 2018 and September 30, 2017 were $6.2 million and $5.0 million, respectively. The revenues associated with these programs for the six months ended September 29, 2018 and September 30, 2017 were $12.8 million and $10.1 million, respectively.
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
In customer contracts for retail sales of manufactured homes, consideration includes certain state and local excise taxes billed to customers when those taxes are levied directly upon us by the taxing authorities. Expected consideration excludes sales and other taxes collected on behalf of taxing authorities. We elect to treat consideration for shipping performed as a fulfillment activity. Therefore, revenue includes consideration for shipping and other fulfillment activities performed prior to the customer obtaining control of the goods.
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
Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the three and six months ended September 29, 2018 (in thousands). All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above. Other items included in our consolidated revenues are primarily related to financial services, including manufactured housing consumer finance and insurance, which are not within the scope of ASC 606. See Form 10-K for revenue recognition policies related to these items.

	September 29, 2018
	Three Months Ended	Six Months Ended
Factory-built housing
U.S. Housing and Urban Development code homes	$184,687	$371,003
Modular homes	23,901	46,348
Park model RVs	5,979	17,706
Other (1)	12,527	24,799
Net revenue from factory-built housing	227,094	459,856
Financial services
Insurance agency commissions received from third-party insurance companies	643	1,275
Other	13,793	26,802
Net revenue from financial services	14,436	28,077
Total Net revenue	$241,530	$487,933

(1)	Other factory-built housing revenue from ancillary products and services including used homes, freight and other services.
Impacts on Consolidated Financial Statements. The impact to our consolidated financial statements as a result of ASC 606 implementation are as follows (in thousands):

	September 29, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Balance without ASC 606 Adoption
Accrued liabilities	$130,083	$2,007	$132,090
Total current liabilities	196,728	2,007	198,735
Deferred income taxes	8,580	(549)	8,031
Retained earnings	246,723	(1,458)	245,265
Total stockholders' equity	494,748	(1,458)	493,290

	Three Months Ended September 29, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$241,530	$(9,160)	$232,370
Cost of sales	192,114	(8,691)	183,423
Gross profit	49,416	(469)	48,947
Selling, general and administrative expenses	30,035	(136)	29,899
Income from operations	19,381	(333)	19,048
Income before income taxes	19,517	(333)	19,184
Income tax expense	(3,941)	76	(3,865)
Net income	15,576	(257)	15,319

	Six Months Ended September 29, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$487,933	$(22,829)	$465,104
Cost of sales	387,041	(21,080)	365,961
Gross profit	100,892	(1,749)	99,143
Selling, general and administrative expenses	59,248	(444)	58,804
Income from operations	41,644	(1,305)	40,339
Income before income taxes	43,653	(1,305)	42,348
Income tax expense	(8,386)	301	(8,085)
Net income	35,267	(1,004)	34,263
3. Restricted Cash
Restricted cash consists of the following (in thousands):

	September 29, 2018	March 31, 2018
Cash related to CountryPlace customer payments to be remitted to third parties	$11,838	$9,180
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	979	1,311
Other restricted cash	1,390	2,001
	$14,207	$12,492
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.
4. Investments
Investments consist of the following (in thousands):

	September 29, 2018	March 31, 2018
Available-for-sale debt securities	$14,900	$16,181
Marketable equity securities	12,409	10,405
Non-marketable equity investments	19,302	18,853
	$46,611	$45,439
The Company's investments in marketable equity securities consist of common stock holdings of industrial and other companies.
Non-marketable equity investments includes $15.0 million as of September 29, 2018 and March 31, 2018, of contributions to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable investments include investments in other distribution operations.

The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 29, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(10)	$290
Residential mortgage-backed securities	7,714	—	(207)	7,507
State and political subdivision debt securities	5,499	90	(108)	5,481
Corporate debt securities	1,646	1	(25)	1,622
	$15,159	$91	$(350)	$14,900

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(7)	$293
Residential mortgage-backed securities	7,654	—	(155)	7,499
State and political subdivision debt securities	6,377	109	(149)	6,337
Corporate debt securities	2,081	1	(30)	2,052
	$16,412	$110	$(341)	$16,181

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 29, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$290	$(10)	$—	$—	$290	$(10)
Residential mortgage-backed securities	2,738	(51)	4,764	(156)	7,502	(207)
State and political subdivision debt securities	1,097	(18)	2,478	(90)	3,575	(108)
Corporate debt securities	515	(6)	855	(19)	1,370	(25)
	$4,640	$(85)	$8,097	$(265)	$12,737	$(350)

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$293	$(7)	$—	$—	$293	$(7)
Residential mortgage-backed securities	3,185	(52)	3,909	(103)	7,094	(155)
State and political subdivision debt securities	2,224	(40)	2,180	(109)	4,404	(149)
Corporate debt securities	1,384	(12)	367	(18)	1,751	(30)
	$7,086	$(111)	$6,456	$(230)	$13,542	$(341)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at September 29, 2018.
The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 29, 2018
	Amortized Cost	Fair Value
Due in less than one year	$698	$680
Due after one year through five years	3,557	3,465
Due after five years through ten years	375	361
Due after ten years	2,815	2,887
Mortgage-backed securities	7,714	7,507
	$15,159	$14,900

We recognize investment gains and losses on debt securities when we sell or otherwise dispose of securities on a specific identification method. There were no gross gains or losses realized during the three and six months ended September 29, 2018. There were no gross gains or losses realized for the three months ended September 30, 2017. During the six months ended September 30, 2017, there were no gross gains realized and $10,000 in gross losses realized.
Beginning in fiscal year 2019, we have recognized unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. The net investment gains and losses for the three and six months ended September 29, 2018 and September 30, 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Marketable equity securities:
Net (losses) gains on securities held	$(312)	$—	$1,298	$—
Net losses on securities sold	(13)	—	(53)	—
Gross realized gains	—	570	—	735
Gross realized losses	—	(51)	—	(112)
Total net (loss) gain on marketable equity securities	$(325)	$519	$1,245	$623
5. Inventories
Inventories consist of the following (in thousands):

	September 29, 2018	March 31, 2018
Raw materials	$36,560	$36,124
Work in process	14,143	13,670
Finished goods and other	60,799	59,358
	$111,502	$109,152
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	September 29, 2018	March 31, 2018
Loans held for investment (at Acquisition Date)	$47,948	$51,798
Loans held for investment (originated after Acquisition Date)	23,469	21,183
Loans held for sale	13,258	12,830
Construction advances	11,001	11,088
Consumer loans receivable	95,676	96,899
Deferred financing fees and other, net	(1,917)	(1,551)
Allowance for loan losses	(411)	(397)
	$93,348	$94,951

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
As of the date of the Palm Harbor acquisition ("Acquisition Date"), the Company determined the excess of the loan pool's scheduled contractual principal and interest payments over all cash flows expected as an amount that includes interest that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans includes interest that is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as Net revenue.

	September 29, 2018	March 31, 2018
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$110,136	$120,096
Purchase discount
Accretable	(40,937)	(44,481)
Non-accretable	(21,138)	(23,711)
Less consumer loans receivable reclassified as other assets	(113)	(106)
Total acquired consumer loans receivable held for investment, net	$47,948	$51,798
Over the life of the acquired loans, the Company estimates cash flows expected to be collected to determine if an allowance for loan loss related to loans acquired subsequent to the Acquisition Date is required. The weighted averages of assumptions used in the calculation of expected cash flows to be collected were as follows:

	September 29, 2018	March 31, 2018
Prepayment rate	16.2%	16.0%
Default rate	1.2%	1.2%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of September 29, 2018, would decrease by approximately $1.1 million and $3.2 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at the beginning of the period	$42,873	$54,912	$44,481	$56,686
Accretion	(1,968)	(2,163)	(3,867)	(4,373)
Reclassifications from (to) non-accretable discount	32	(1,569)	323	(1,133)
Balance at the end of the period	$40,937	$51,180	$40,937	$51,180

Consumer loans held for investment had the following characteristics:

	September 29, 2018	March 31, 2018
Weighted average contractual interest rate	8.49%	8.57%
Weighted average effective interest rate	9.03%	9.34%
Weighted average months to maturity	167	168
The following table disaggregates the Company's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	September 29, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$427	$263	$317	$—	$—	$1,007
620-719	9,202	6,584	10,228	—	—	26,014
720+	9,850	5,872	11,305	—	133	27,160
Other	48	—	479	—	—	527
Subtotal	19,527	12,719	22,329	—	133	54,708
Conforming mortgages
0-619	—	—	154	26	—	180
620-719	—	—	2,244	6,291	8,527	17,062
720+	—	—	464	4,684	4,598	9,746
Other	—	—	116	—	—	116
Subtotal	—	—	2,978	11,001	13,125	27,104
Non-conforming mortgages
0-619	80	356	1,020	—	—	1,456
620-719	1,050	4,111	2,981	—	—	8,142
720+	1,266	2,394	375	—	—	4,035
Other	—	—	221	—	—	221
Subtotal	2,396	6,861	4,597	—	—	13,854
Other loans	—	—	10	—	—	10
	$21,923	$19,580	$29,914	$11,001	$13,258	$95,676

	March 31, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$465	$354	$330	$—	$—	$1,149
620-719	10,102	7,107	8,587	—	245	26,041
720+	10,594	6,410	11,285	—	155	28,444
Other	49	—	403	—	—	452
Subtotal	21,210	13,871	20,605	—	400	56,086
Conforming mortgages
0-619	—	—	156	141	179	476
620-719	—	—	2,137	6,428	6,479	15,044
720+	—	—	199	4,519	5,663	10,381
Subtotal	—	—	2,608	11,088	12,430	26,126
Non-conforming mortgages
0-619	82	405	1,047	—	—	1,534
620-719	1,120	4,378	3,093	—	—	8,591
720+	1,348	2,526	395	—	—	4,269
Other	—	—	282	—	—	282
Subtotal	2,550	7,309	4,817	—	—	14,676
Other loans	—	—	11	—	—	11
	$23,760	$21,180	$28,041	$11,088	$12,830	$96,899

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of September 29, 2018, 44.7% of the outstanding principal balance of the consumer loans receivable portfolio is concentrated in Texas and 10.6% is concentrated in Florida. As of March 31, 2018, 44.2% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11.0% was concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 29, 2018 or March 31, 2018.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.9 million and $1.5 million as of September 29, 2018 and March 31, 2018, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. Foreclosure or similar proceedings in progress totaled approximately $1.4 million and $1.1 million as of September 29, 2018 and March 31, 2018, respectively.

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
Commercial loans receivable, net, consisted of the following by class of financing notes receivable (in thousands):

	September 29, 2018	March 31, 2018
Direct loans receivable	$33,606	$16,368
Participation loans receivable	513	275
Allowance for loan losses	(135)	(42)
Deferred financing fees, net	(155)	—
	$33,829	$16,601
The commercial loans receivable balance had the following characteristics:

	September 29, 2018	March 31, 2018
Weighted average contractual interest rate	5.9%	4.6%
Weighted average months to maturity	5	6
The Company evaluates the potential for loss from its participation loan programs based on each independent lender's overall financial stability, as well as historical experience, and has determined that an allowance for loan losses was not needed at September 29, 2018 or March 31, 2018.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded an allowance for loan losses of $135,000 and $242,000 at September 29, 2018 and September 30, 2017, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at beginning of period	$113	$222	$42	$210
Provision for inventory finance credit losses	22	20	93	32
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$135	$242	$135	$242
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	September 29, 2018	March 31, 2018	September 29, 2018	March 31, 2018
Inventory finance notes receivable:
Collectively evaluated for impairment	$13,415	$4,193	$—	$—
Individually evaluated for impairment	20,191	12,175	513	275
	$33,606	$16,368	$513	$275
Allowance for loan losses:
Collectively evaluated for impairment	$(135)	$(42)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(135)	$(42)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At September 29, 2018, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At September 29, 2018, the Company was not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	September 29, 2018	March 31, 2018	September 29, 2018	March 31, 2018
Risk profile based on payment activity:
Performing	$33,606	$16,368	$513	$275
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$33,606	$16,368	$513	$275

The Company has concentrations of commercial loans receivable related to factory-built homes in excess of 10% located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	September 29, 2018	March 31, 2018
California	22.1%	14.4%
Arizona	13.0%	16.7%
Texas	10.7%	9.0%
Oregon	10.0%	14.7%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of September 29, 2018 or March 31, 2018.
As of September 29, 2018 and March 31, 2018, the Company had concentrations with one independent third-party that equaled 18.4% and 37.4% of the principal balance outstanding, respectively, all of which was secured.
8. Property, Plant and Equipment
Property, plant and equipment, net, consisted of the following (in thousands):

	September 29, 2018	March 31, 2018
Property, plant and equipment, at cost:
Land	$24,131	$24,001
Buildings and improvements	41,058	39,613
Machinery and equipment	25,713	24,154
	90,902	87,768
Accumulated depreciation	(25,794)	(24,413)
	$65,108	$63,355
Depreciation expense was $1.1 million and $2.1 million for the three and six months ended September 29, 2018, respectively. Depreciation expense of $884,000 and $1.8 million was recognized during the three and six months ended September 30, 2017, respectively.
Included in the amounts above are certain assets under capital leases. See Note 9 for additional information.

9. Capital Leases
On April 3, 2017, in connection with the purchase of Lexington Homes, the Company recorded capital leases on manufacturing facilities and land in Lexington, Mississippi. The following amounts were recorded for the leased assets as of September 29, 2018 and March 31, 2018 (in thousands):

	September 29, 2018	March 31, 2018
Land	$699	$699
Buildings and improvements	1,050	1,050
	1,749	1,749
Accumulated amortization	(53)	(35)
Leased assets, net	$1,696	$1,714
Future minimum payments under the leases as of September 29, 2018 were as follows (in thousands):

FY 2019	$68
FY 2020	766
FY 2021	73
FY 2022	73
FY 2023	73
Thereafter	195
Total remaining lease payments	1,248
Less: Amount representing interest	(134)
Present value of future minimum lease payments	$1,114
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	September 29, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$72,920	$—	$72,920	$72,920	$—	$72,920
Trademarks and trade names	7,200	—	7,200	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	81,220	—	81,220	81,220	—	81,220
Finite lived:
Customer relationships	7,100	(5,863)	1,237	7,100	(5,756)	1,344
Other	1,384	(985)	399	1,384	(928)	456
	$89,704	$(6,848)	$82,856	$89,704	$(6,684)	$83,020
Amortization expense recognized on intangible assets was $80,000 and $164,000 during the three and six months ended September 29, 2018, respectively. Amortization expense recognized on intangible assets was $92,000 and $184,000 during the three and six months ended September 30, 2017, respectively.

11. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 29, 2018	March 31, 2018
Salaries, wages and benefits	$23,916	$24,416
Customer deposits	22,277	21,294
Unearned insurance premiums	17,804	17,432
Estimated warranties	16,905	16,638
Accrued volume rebates	10,090	7,778
Insurance loss reserves	6,452	6,157
Company repurchase option on certain loans sold	5,749	5,637
Accrued insurance	5,204	5,320
Accrued taxes	2,629	1,986
Reserve for repurchase commitments	2,303	2,207
Capital lease obligation	1,114	1,155
Other	15,640	16,480
	$130,083	$126,500
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at beginning of period	$16,670	$16,316	$16,638	$15,479
Purchase accounting additions	—	—	—	838
Charged to costs and expenses	6,713	7,399	12,942	12,622
Payments and deductions	(6,478)	(7,245)	(12,675)	(12,469)
Balance at end of period	$16,905	$16,470	$16,905	$16,470
13. Debt Obligations
Debt obligations primarily consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	September 29, 2018	March 31, 2018
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$19,115	$20,524
Securitized financing 2007-1	20,722	22,552
Other secured financings	4,825	4,966
Secured credit facilities	11,466	11,770
	$56,128	$59,812
Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.

The following table summarizes acquired securitized financings (in thousands):

	September 29, 2018	March 31, 2018
Securitized financings – contractual amount	$41,671	$46,591
Purchase discount
Accretable	(1,834)	(3,515)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$39,837	$43,076
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at the beginning of the period	$2,697	$6,666	$3,515	$7,636
Accretion	(774)	(846)	(1,577)	(1,716)
Adjustment to cash flows	(89)	(111)	(104)	(211)
Balance at the end of the period	$1,834	$5,709	$1,834	$5,709
Prior to the Acquisition Date, CountryPlace completed its initial securitization (2005-1), which was structured as a securitized borrowing. At the balance sheet dates of September 29, 2018 and March 31, 2018, only Class A-4, originally totaling $27.4 million with a coupon rate of 5.20%, remained outstanding, with a call date in January 2019. Additionally, CountryPlace completed its second securitized borrowing (2007-1), of which only Class A-4 originally totaling $25.1 million with a coupon rate of 5.846% remained outstanding at September 29, 2018 and March 31, 2018, with a call date in July 2019. It is anticipated that the Company will purchase or refinance these outstanding facilities at or prior to their call dates.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time overcollateralization reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 29, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.

The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of September 29, 2018, the outstanding balance of the converted loans was $11.5 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Amounts drawn bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate will never be less than 5.00% or greater than 6.00%.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	September 29, 2018		September 30, 2017
	Written	Earned	Written	Earned
Direct premiums	$3,820	$4,249	$3,628	$4,137
Assumed premiums—nonaffiliate	6,280	6,350	6,210	6,326
Ceded premiums—nonaffiliate	(3,135)	(3,135)	(4,309)	(4,309)
Net premiums	$6,965	$7,464	$5,529	$6,154

	Six Months Ended
	September 29, 2018		September 30, 2017
	Written	Earned	Written	Earned
Direct premiums	$8,361	$8,460	$7,994	$8,287
Assumed premiums—nonaffiliate	13,214	12,584	12,470	12,593
Ceded premiums—nonaffiliate	(5,982)	(5,982)	(7,257)	(7,257)
Net premiums	$15,593	$15,062	$13,207	$13,623
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $175,000 of the risk of loss per reinsurance. Therefore, Standard Casualty's risk of loss is limited to $125,000 per claim on typical policies. After this limit, amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.5 million per occurrence, up to a maximum of $43.5 million in the aggregate.
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
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In August 2017, the Company received a notice of examination from the Internal Revenue Service (the "IRS") for the Company's federal income tax return for the fiscal year ended April 2, 2016. In July 2018, the Company received notice from the IRS that its examination was complete and resulted in no changes. In general, the Company is no longer subject to examination by the IRS for years before fiscal year 2015 or state and local income tax examinations by tax authorities for years before fiscal year 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property, (3) eliminating the manufacturing deduction and (4) limiting the Company's ability to deduct certain executive compensation. The Tax Act reduces the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019.
In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") that allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is currently analyzing the impact of the various provisions of the Tax Act. The ultimate impact may differ from the provisional amounts recorded. The Company expects to complete our analysis within the measurement period in accordance with SAB 118.
16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $71.4 million at September 29, 2018, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $2.3 million and $2.2 million at September 29, 2018 and March 31, 2018, respectively, related to the commitments pertaining to these agreements.

Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding at either September 29, 2018 or March 31, 2018.
Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during the period of home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried in the Consolidated Balance Sheets at the amount advanced less a valuation allowance, and are included in consumer loans receivable. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 29, 2018	March 31, 2018
Construction loan contract amount	$29,273	$27,093
Cumulative advances	(11,001)	(11,088)
Remaining construction contingent commitment	$18,272	$16,005
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.1 million as of September 29, 2018 and $1.0 million as of March 31, 2018, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the six months ended September 29, 2018, no claim request resulted in execution of an indemnification agreement.
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

As of September 29, 2018, CountryPlace had outstanding IRLCs with a notional amount of $18.6 million and are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in Prepaid expenses and other assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and six months ended September 29, 2018, CountryPlace recognized losses of $8,000 and gains of $12,000 on outstanding IRLCs, respectively. During the three and six months ended September 30, 2017, CountryPlace recognized gains of $10,000 and losses of $15,000, respectively, on outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of September 29, 2018, CountryPlace had $44.2 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three and six months ended September 29, 2018, CountryPlace recognized gains of $237,000 and $62,000, respectively, on forward sales and whole loan sale commitments. CountryPlace recognized losses of $227,000 and $72,000 on forward sales and whole loan sale commitments during the three and six months ended September 30, 2017, respectively.
Legal Matters. On August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of another public company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to Joseph Stegmayer, the Company's former Chairman, President and Chief Executive Officer, regarding similar issues. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading. The Company has initiated an independent investigation and intends to cooperate fully with the SEC's investigation.
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

17. Stockholders' Equity
The following table represents changes in stockholders' equity for the six months ended September 29, 2018 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106
Net income	—	—	—	35,267	—	35,267
Cumulative effect of implementing ASU 2016-01, net	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606, net	—	—	—	454	—	454
Stock option exercises	52,501	1	(174)	—	—	(173)
Stock-based compensation	—	—	2,115	—	—	2,115
Other comprehensive income, net	—	—	—	—	(21)	(21)
Balance, September 29, 2018	9,097,359	$91	$248,138	$246,723	$(204)	$494,748
18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of September 29, 2018, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 314,330 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and six months ended September 29, 2018 was $1.5 million and $2.1 million, respectively. The Company recorded stock-based compensation expense of $1.0 million and $1.5 million for the three and six months ended September 30, 2017, respectively.
As of September 29, 2018, total unrecognized compensation cost related to stock options was approximately $4.5 million and the related weighted-average period over which the expense is expected to be recognized is approximately 3.62 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the six months ended September 29, 2018:

Number of Options
Outstanding at March 31, 2018	418,205
Granted	48,750
Exercised	(72,544)
Canceled or expired	—
Outstanding at September 29, 2018	394,411
Exercisable at September 29, 2018	189,563
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

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$15,576	$6,182	$35,267	$17,935
Weighted average shares outstanding:
Basic	9,079,679	9,020,834	9,064,007	9,013,917
Common stock equivalents—treasury stock method	224,509	161,065	223,723	157,598
Diluted	9,304,188	9,181,899	9,287,730	9,171,515
Net income per share:
Basic	$1.72	$0.69	$3.89	$1.99
Diluted	$1.67	$0.67	$3.80	$1.96
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and six months ended September 29, 2018 were 3,751 and 6,682, respectively. There were 4,867 and 8,432 anti-dilutive common stock equivalents excluded for the three and six months ended September 30, 2017, respectively.

20. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	September 29, 2018		March 31, 2018
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$14,900	$14,900	$16,181	$16,181
Marketable equity securities (1)	12,409	12,409	10,405	10,405
Non-marketable equity investments (2)	19,302	19,302	18,853	18,853
Consumer loans receivable (3)	93,348	107,833	94,951	113,277
Interest rate lock commitment derivatives (4)	(1)	(1)	(12)	(12)
Forward loan sale commitment derivatives (4)	(88)	(88)	26	26
Commercial loans receivable (5)	33,829	31,047	16,601	16,972
Securitized financings and other (6)	(56,128)	(60,159)	(59,812)	(64,509)
Mortgage servicing rights (7)	1,519	1,519	1,410	1,410

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	September 29, 2018
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$290	$—	$290	$—
Mortgage-backed securities (1)	7,507	—	7,507	—
Securities issued by states and political subdivisions (1)	5,481	—	5,481	—
Corporate debt securities (1)	1,622	—	1,622	—
Marketable equity securities (2)	12,409	12,409	—	—
Interest rate lock commitment derivatives (3)	(1)	—	—	(1)
Forward loan sale commitment derivatives (3)	(88)	—	—	(88)
Mortgage servicing rights (4)	1,519	—	—	1,519

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through Net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended September 29, 2018. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	September 29, 2018
	Total	Level 1	Level 2	Level 3
Loans held for investment	$83,139	$—	$—	$83,139
Loans held for sale	13,693	—	—	13,693
Loans held—construction advances	11,001	—	—	11,001
Commercial loans receivable	31,047	—	—	31,047
Securitized financings and other	(60,159)	—	(60,159)	—
Non-marketable equity investments	19,302	—	—	19,302

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of September 29, 2018. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the six months ended September 29, 2018.
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

	September 29, 2018	March 31, 2018
Number of loans serviced with MSRs	4,456	4,346
Weighted average servicing fee (basis points)	31.96	32.03
Capitalized servicing multiple	88.17%	84.76%
Capitalized servicing rate (basis points)	28.18	27.15
Serviced portfolio with MSRs (in thousands)	$538,920	$519,167
Mortgage servicing rights (in thousands)	$1,519	$1,410

21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and income before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenue:
Factory-built housing	$227,094	$187,380	$459,856	$380,262
Financial services	14,436	13,127	28,077	27,061
	$241,530	$200,507	$487,933	$407,323

Income before income taxes:
Factory-built housing	$16,880	$8,584	$38,488	$21,754
Financial services	2,637	(85)	5,165	2,396
	$19,517	$8,499	$43,653	$24,150
22. Subsequent Events
See Part II, Item 5, Other Information, on the Form 10-Q for a disclosure of applicable subsequent events of the Company.

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
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed in Risk Factors described in Part I, Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K ("Form 10-K"), which is incorporated herein. Additional factors include potential financial impact on the Company from the subpoena we received from the Securities and Exchange Commission's Division of Enforcement (the "SEC"); the risk of potential litigation or regulatory action arising from the SEC investigation and its findings; and potential reputational damage that the Company may suffer as a result of the matters under investigation, as well as the results of the Audit Committee of the Board of Directors investigation.
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
The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to and distributed by independently owned retailers located primarily throughout the United States and Canada. In addition, our homes are sold through 38 Company-owned U.S. retail locations.
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
The backlog of sales orders at September 29, 2018 varied among our 20 factories and in total was approximately $204 million compared to $199 million at September 30, 2017. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders. In response to this accelerating demand, we have raised production levels by increasing our workforce size and capabilities. However, the constrained labor market is a key challenge to further increasing production to keep pace with order rates. In addition, we have implemented higher product pricing to offset rising input costs, including labor and material price increases, although large backlogs may cause deferred realization of the full benefits.
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
Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have been significant constraints to industry growth. We are working directly with other industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations.

We are also working through industry trade associations to encourage favorable legislative and Government-Sponsored Enterprise ("GSE") action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "MH ChoiceHome" programs, as well as establishes a pilot program to purchase home-only loans. Expansion of the secondary market for lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in the area, meaningful positive impact in the form of increased home orders has yet to be realized.
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
During the second quarter of fiscal 2018, Hurricane Harvey produced the largest recorded rain volume for a single weather event in U.S. history, resulting in historic flooding and widespread property damage, primarily in southeast Texas, causing high homeowners' insurance claim volume. While not as severe, during the second quarter of fiscal year 2019, the insurance subsidiary's results were impacted by a windstorm in Arizona, which resulted in increased homeowners' insurance claims for the period. Also, Hurricanes Florence and Michael caused widespread damage across several regions of the country. While our operations were not impacted by these storms, increased consumer demand for replacement of homes lost as a result of these events may occur. In addition, there may be a need for disaster-relief homes for the Federal Emergency Management Agency. The Company produced a limited number of these homes during the third and fourth quarters of fiscal year 2018 as a result of Hurricane Harvey.
As disclosed in Part I, Item 3, Legal Proceedings, the Company and Joseph Stegmayer received subpoenas from the SEC's Division of Enforcement seeking documents related to trading in stock of another public company (the "Public Company"). The Company expects to incur expenses related to this matter that may materially impact earnings over the next several quarters. Those costs will include, among other items, advancement of expenses for Mr. Stegmayer pursuant to his indemnity arrangements with the Company.
Industry Overview
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 9.7% for the first 8 months of calendar year 2018 compared to the same period in the prior year. During calendar year 2017 our industry shipped approximately 93,000 HUD code manufactured homes, an increase of 14.8% over the approximately 81,000 units shipped in 2016. This was preceded by 71,000 homes shipped in 2015, 64,000 in 2014, 60,000 in 2013 and 55,000 in calendar year 2012, which was among the lowest levels since industry shipment statistics began to be recorded in 1959. Annual home shipments from 2009 to 2016 were less than the annual home shipments for each of the 40 years from 1969 to 2008. While industry HUD code manufactured home shipments have improved in recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.

We believe that employment rates and underemployment among potential home buyers who favor affordable housing as well as consumer confidence levels are improving. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by an extended period of persistently low employment rates and underemployment. The process of repairing damaged credit among consumers and efforts to save for a home loan down-payment often require substantial time; however, improving consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living. Home buyers, who previously have been concerned about financial stability, now appear to be less hesitant to commit to a new home purchase. We believe sales of our products may continue to increase as employment and consumer confidence levels continue to rise.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 12.1 million between 2018 and 2023. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities specifically designed for homeowners in this age group.
Results of Operations
Three and six months ended September 29, 2018 compared to September 30, 2017
Net Revenue.
Net revenue consisted of the following for the three and six months ended September 29, 2018 and September 30, 2017, respectively (dollars in thousands):

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	% Change
Net revenue:
Factory-built housing	$227,094	$187,380	$39,714	21.2%
Financial services	14,436	13,127	1,309	10.0%
	$241,530	$200,507	$41,023	20.5%

Total homes sold	3,536	3,298	238	7.2%

Net factory-built housing revenue per home sold	$64,223	$56,816	$7,407	13.0%

	Six Months Ended
	September 29, 2018	September 30, 2017	Change	% Change
Net revenue:
Factory-built housing	$459,856	$380,262	$79,594	20.9%
Financial services	28,077	27,061	1,016	3.8%
	$487,933	$407,323	$80,610	19.8%

Total homes sold	7,423	6,773	650	9.6%

Net factory-built housing revenue per home sold	$61,950	$56,144	$5,806	10.3%

The increase in Net revenue from the factory-built housing segment for the three and six months ended September 29, 2018 compared to the same period last year was from higher home selling prices from input cost inflation, modestly larger home sizes and improved home sales volume. Net revenue for the three and six months ended September 29, 2018 includes subcontracted pass-through services of $6.2 million and $12.8 million, respectively, from this fiscal year's required implementation of accounting standards whereby subcontracted pass-through services, such as the preparation of a home site or other home enhancements, are now recognized on a gross basis rather than net of associated costs.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall Net revenue per home sold. For the six months ended September 29, 2018, the Company sold 6,036 homes Wholesale and 1,387 Retail versus 5,541 homes Wholesale and 1,232 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased, resulting from 5.1% more home loan sales period over period and more insurance policies in force in the current year compared to the prior year. In addition, the prior year period revenue contains a reduction in net sales of $1.4 million for additional premiums that were paid to reinstate reinsurance coverage that was utilized to mitigate losses incident to Hurricane Harvey activity. The overall increase is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Gross Profit.
Gross profit consisted of the following for the three and six months ended September 29, 2018 and September 30, 2017, respectively (in thousands):

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Gross profit:
Factory-built housing	$41,798	$29,919	$11,879	39.7%
Financial services	7,618	4,635	2,983	64.4%
	$49,416	$34,554	$14,862	43.0%

Gross profit as % of Net revenue:	20.5%	17.2%	N/A	3.3%

	Six Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Gross profit:
Factory-built housing	$85,684	$64,419	$21,265	33.0%
Financial services	15,208	12,101	3,107	25.7%
	$100,892	$76,520	$24,372	31.9%

Gross profit as % of Net revenue:	20.7%	18.8%	N/A	1.9%
Factory-built housing gross profit for the three and six months ended September 29, 2018 increased from higher home sales and average home selling prices from input cost inflation, as well as factory efficiencies from improved utilization. In addition, the prior year's second quarter was impacted by Hurricane Harvey, which caused delays in manufacturing and retail sales, as well as new home inventory damage at certain Company-owned retail centers.
Financial services gross profit for the three and six months ended September 29, 2018 increased as the prior year's second quarter was impacted by Hurricane Harvey, resulting in significant homeowners' insurance claims. While not as significant, during the second quarter of fiscal year 2019, there were high homeowners' insurance claims related to a windstorm in Arizona. The Company maintains reinsurance for catastrophic losses in excess of $1.5 million. In addition, the overall increase was partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for the three and six months ended September 29, 2018 and September 30, 2017, respectively (in thousands):

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$25,921	$22,386	$3,535	15.8%
Financial services	4,114	3,767	347	9.2%
	$30,035	$26,153	$3,882	14.8%

Selling, general and administrative expenses as % of Net revenue:	12.4%	13.0%	N/A	(0.6)%

	Six Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$50,970	$44,683	$6,287	14.1%
Financial services	8,278	7,775	503	6.5%
	$59,248	$52,458	$6,790	12.9%

Selling, general and administrative expenses as % of Net revenue:	12.1%	12.9%	N/A	(0.8)%
Selling, general and administrative expenses related to factory-built housing and financial services increased for the three and six months ended September 29, 2018 primarily from higher salary and incentive compensation expense from improved results.

As a percentage of Net revenue, Selling, general and administrative expenses decreased modestly from fixed cost efficiencies gained from higher sales volume.
Interest Expense.
Interest expense was $941,000 and $1.0 million for the three months ended September 29, 2018 and September 30, 2017, respectively. For the six months ended September 29, 2018 and September 30, 2017, Interest expense was $1.9 million and $2.1 million, respectively. The decrease for the three and six months ended September 29, 2018 compared to the same periods in the prior year is attributable to lower interest expense on securitized portfolios that continue to amortize, partially offset by interest related to secured credit facilities and capital leases of manufacturing facilities and land entered into as part of the Lexington Homes acquisition during fiscal year 2018.
Other Income, net.
Other income, net was $1.1 million in each of the three months ended September 29, 2018 and September 30, 2017. For the six months ended September 29, 2018 and September 30, 2017, Other income, net was $3.9 million and $2.2 million, respectively. The six months ended September 29, 2018 includes $1.1 million in unrealized gains on corporate investments from this year's implementation of ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Unrealized gains and losses are now required to be reported on the Consolidated Statement of Comprehensive Income instead of recording these amounts in accumulated other comprehensive income on the Consolidated Balance Sheets. In addition, interest income increased by $805,000 in the six months ended September 29, 2018 versus the comparable period from higher interest rates on larger cash balances.
Income Before Income Taxes.
Income before income taxes consisted of the following for the three and six months ended September 29, 2018 and September 30, 2017, respectively (in thousands):

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Income before income taxes:
Factory-built housing	$16,880	$8,584	$8,296	96.6%
Financial services	2,637	(85)	2,722	(3,202.4)%
	$19,517	$8,499	$11,018	129.6%

	Six Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Income before income taxes:
Factory-built housing	$38,488	$21,754	$16,734	76.9%
Financial services	5,165	2,396	2,769	115.6%
	$43,653	$24,150	$19,503	80.8%
Income tax expense.
Income tax expense was $3.9 million and $2.3 million for the three months ended September 29, 2018 and September 30, 2017. For the six months ended September 29, 2018 and September 30, 2017, Income tax expense was $8.4 million and $6.2 million, respectively. The effective income tax rate for the second fiscal quarter was 20.2% compared to an effective tax rate of 27.3% for the same period last year. For the six months ended September 29, 2018 and September 30, 2017, the effective income tax rate was 19.2% and 25.7%, respectively.

The decease in our effective tax rate for the three and six months ended September 29, 2018 is attributed to the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, which reduced the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. Income tax expense also includes a benefit of $1.1 million and $2.3 million for the three and six months ended September 29, 2018, respectively, related to excess tax benefits from exercises of stock options, compared to a benefit of $300,000 and $1.7 million in the comparable prior year periods, respectively.
Liquidity and Capital Resources
We believe that cash and cash equivalents at September 29, 2018, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury money market funds and money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Because of the Company's sufficient cash position, we have not sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
The following is a summary of our cash flows for the six months ended September 29, 2018 and September 30, 2017, respectively (in thousands):

	Six Months Ended
	September 29, 2018	September 30, 2017	$ Change
Cash, cash equivalents and restricted cash at beginning of the period	$199,258	$144,839	$54,419
Net cash provided by operating activities	17,808	8,685	9,123
Net cash used in investing activities	(3,170)	(2,169)	(1,001)
Net cash used in financing activities	(4,201)	(942)	(3,259)
Cash, cash equivalents and restricted cash at end of the period	$209,695	$150,413	$59,282
Net cash provided by operating activities increased during the six months ended September 29, 2018, compared to the six months ended September 30, 2017, primarily as a result of cash generated by operating income before non-cash charges from increased home sales volume and profitability compared to the prior year. This increase was partially offset by additional lending to expand the Company's commercial and home-only lending programs. Additionally, loan origination activity in excess of proceeds from the sale of loans and increased accounts receivable resulting from higher home sales offset the cash generated from net income before non-cash charges during the period.
Consumer loan originations decreased by $1.8 million to $64.5 million for the six months ended September 29, 2018 from $66.3 million for the six months ended September 30, 2017. These decreases relate to longer factory backlogs extending the loan closing time frame. Proceeds from sales of consumer loans provided $62.2 million in cash, compared to $59.2 million in the previous year. While loan originations were down during the period, there were additional sales from loans held for investment, which include home-only loans originated in prior periods.

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
Cash used for investing activities during the six months ended September 29, 2018 increased compared to the same period last year as the Company continues to focus on investing in production capacity and efficiency initiatives, which has led to increased purchases of property, plant and equipment during the current period compared to last year. This increase is partially offset by lower purchases of investments.
Financing activities used $3.3 million of additional cash during the current period compared to the same period last year, as there were lower proceeds from secured credit facilities, partially offset by lower payments related to stock option exercises.
Financings. As of September 29, 2018, there were two classes of securitized bond debt outstanding: one totaling $19.1 million with a coupon rate of 5.20% with a call date in January 2019, and one totaling $20.7 million with a coupon rate of 5.846% with a call date in July 2019. It is anticipated that we will purchase or refinance these facilities at or prior to their call dates.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time overcollateralization reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of September 29, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of September 29, 2018, the outstanding balance of the converted loans was $11.5 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Amounts drawn bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate shall never be less than 5.00% or greater than 6.00%.

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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Acting Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our President and Acting Chief Executive Officer and Chief Accounting Officer concluded that, as of September 29, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 29, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our 2018 Annual Report on Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended September 29, 2018, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
On August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of Public Company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to Joseph Stegmayer, the Company's former Chairman, President, and Chief Executive Officer, regarding similar issues. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading. The Company has initiated an independent investigation and intends to cooperate fully with the SEC's investigation.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. These risk factors have not materially changed from the disclosures provided in our 2018 Annual Report on Form 10-K, except for the following:
We may face risks related to the potential outcomes of the SEC subpoena, including potential penalties, expense, the use of significant management time and attention, potential litigation or regulatory action, and potential reputational damage that the Company may suffer as a result of the matters under investigation.
As disclosed in the Legal Proceedings section on page 42, on August 20, 2018 the Company received a subpoena from the SEC requesting certain documents relating to, among other items, trading in the stock of the Public Company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to former Chairman of the Board, President and Chief Executive Officer, Joseph Stegmayer, regarding similar issues. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by Cavco at a time when the Company had agreed to refrain from such trading. The Company intends to cooperate fully with the SEC's investigation.
Effective November 8, 2018, Mr. Stegmayer stepped down from his position as Chairman, President and Chief Executive Officer of the Company after an internal investigation, conducted by independent legal counsel to the Audit Committee of the Board of Directors, identified certain violations of Company policy related to securities trading activities conducted by Mr. Stegmayer.
We are unable to predict what consequences any investigation by any regulatory agency or by our Audit Committee may have on us. Our cooperation with these investigations could result in significant legal and accounting expenses, has diverted management's attention from other business concerns which could harm our business and could result in reputational damage. Any proceedings commenced against us by a regulatory agency could result in administrative orders against us, the imposition of penalties and/or fines against us, and/or the imposition of sanctions against certain of our current or former officers, directors and/or employees. The investigations, results of the investigations, or remedial actions we have taken or may take as a result of such investigations may adversely affect our business. If we are subject to adverse findings resulting from the SEC investigation, or from our own independent investigation, we could be required to pay damages and/or penalties or have other remedies imposed on us.

Item 5. Other Information
As disclosed in the Legal Proceedings section on page 42, on August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of Public Company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to former Chairman, President and Chief Executive Officer, Joseph Stegmayer regarding similar issues. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by Cavco at a time when the Company had agreed to refrain from such trading. The Company intends to cooperate fully with the SEC's investigation.
Effective November 8, 2018, Mr. Stegmayer stepped down as Chairman, President and Chief Executive Officer of the Company after an internal investigation, conducted by independent legal counsel to the Audit Committee of the Board of Directors, identified certain violations of Company policy related to securities trading activities conducted by Mr. Stegmayer. The internal investigation remains ongoing. The Board's decision to transition Mr. Stegmayer to a non-executive role allows the Company to retain access to his deep industry and operational experience, while removing him from an executive role.
At the time of his resignation as a member of the Company's Board of Directors, Mr. Stegmayer had no disagreement with the Company on any matter related to the Company's operations, policies, or practices.
Also on November 8, 2018, the Board of Directors appointed Daniel L. Urness as President and Acting Chief Executive Officer. Joshua J. Barsetti will assume the duties of principal financial officer. Long-time independent board member, William Boor, will serve as non-executive Chairman of the Board of Directors.
Mr. Urness, 50, was previously Cavco's Executive Vice President, Chief Financial Officer and Treasurer from April 2015 until August 2018. Previously, Mr. Urness served as Cavco's Vice President, Chief Financial Officer and Treasurer from January 2006 to April 2015 and as a director and/or officer of certain of Cavco's subsidiaries, including Palm Harbor Homes, Inc., Fleetwood Homes, Inc., CountryPlace Acceptance Corp. and Standard Casualty Company. Mr. Urness was also Cavco's Interim Chief Financial Officer from August 2005 to January 2006, Corporate Controller from May 2005 to August 2005, financial consultant to the Company from June 2002 to May 2005 and Controller from May 1999 to June 2002. Prior to joining Cavco, Mr. Urness served as manager and staff at Deloitte & Touche LLP for approximately six years.
Effective November 8, 2018, Mr. Urness will receive a temporary compensation arrangement consisting of a base annual salary of $255,000. Mr. Urness will be eligible for a bonus for fiscal year ending March 2019. This bonus will be determined based on what Mr. Urness would have earned as the Company’s Chief Financial Officer, prorated for the portion of the fiscal year that he served as the Chief Financial Officer of the Company, plus any other bonuses to be set forth in an employment agreement to be entered into by Mr. Urness and the Company.  While serving as the Company’s Chief Financial Officer, Mr. Urness was eligible to receive incentive compensation based upon the Company’s pre-tax income for the fiscal year ending March 30, 2019. Under the terms of his plan, Mr. Urness was eligible to receive incentive compensation equal to (i) 0.4% of the first $70 million in pre-tax income of the Company; (ii) 1.2% of pre-tax income between $70 million and $80 million; (iii) 2.0% of pre-tax income between $80 million and $84 million; and (iv) a performance bonus of $100,000 determined at the sole discretion of the Compensation Committee of the Board of Directors. Mr. Urness will also be eligible for certain equity awards to be set forth in the employment agreement to be entered into by Mr. Urness and the Company. In the event Mr. Urness is terminated as the result of a termination without cause, and such termination constitutes a separation from service, the Company will pay to Mr. Urness a lump sum termination payment equal to three (3) times his base salary.  This employment agreement is also expected to include certain customary non-competition and change of control provisions. The Company expects to enter into the new employment agreement with Mr. Urness within thirty (30) days of his appointment as President and Acting Chief Executive Officer, but in no event later than December 31, 2018.

Mr. Barsetti, 38, has been Cavco's Chief Accounting Officer since August 31, 2018. Previously, Mr. Barsetti served as the Company's Senior Director of Financial Administration from August 2017 to August 2018 and as the Company's Director of Internal Audit from October 2014 to August 2017. Prior to joining Cavco, he served as the Director of Financial Reporting at Universal Technical Institute ("UTI") from November 2013 to October 2014 and as UTI's Audit Manager and Senior Audit Manager from May 2011 to November 2013. He held various internal audit positions at Viad Corp. from September 2005 to May 2011, most recently as an Internal Audit Manager. Mr. Barsetti holds a Bachelor's degree in Accounting from Northern Arizona University and is a registered Certified Public Accountant.
Mr. Barsetti’s compensation has not changed at this time. Mr. Barsetti earns a base annual salary of $155,000 and is eligible to receive a target bonus of $40,000 based on goals and objectives and additional incentive compensation based on the Company’s pre-tax income for the fiscal year ending March 30, 2019 equal to: (i) $15,000 if pre-tax income falls between $60 million and $70 million; (ii) $5,000 if pre-tax income falls between $70 million and $80 million; (iii) $5,000 if pre-tax income falls between $80 million and $85 million; and (iv) $5,000 if pre-tax income is over $85 million. Mr. Barsetti is also eligible to participate in the Company’s other benefits.
There are no family relationships between Messrs. Urness and Barsetti and any other director or executive officer of the Company. Furthermore, there are no related party transactions between Cavco and Messrs. Urness and Barsetti that require disclosure pursuant to Item 404 of Regulation S-K.
In conjunction with his resignation, the Company's Employment Agreement with Mr. Stegmayer was terminated pursuant to a written transition agreement (the “Transition Agreement”). That Transition Agreement provides for: (i) Mr. Stegmayer's immediate resignation from all positions as an officer or director of the Company and any of its subsidiaries; (ii) waiver of any severance payments that may have otherwise been due under the Employment Agreement; (iii) payment of a pre-existing deferred bonus obligation due to Mr. Stegmayer in the approximate amount of $1 million, plus interest in two equal annual installments; (iv) payment of a pro rata share of any fiscal year 2019 incentive bonus that Mr. Stegmayer may be eligible to receive through November 7, 2018; (v) a complete release of any claims for other compensation or claims that Mr. Stegmayer may have against the Company, except for rights under the Transition Agreement and his pre-existing indemnity arrangements; (v) an at will employment relationship; (vi) an annual salary of $150,000 with no defined incentive bonus opportunity; and (vi) no modification to the provisions of any incentive equity compensation arrangements, each of which shall remain subject to the terms of existing grant agreements and the plans pursuant to which they were granted.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Transition Agreement, dated as of November 8, 2018, by and between Cavco Industries, Inc. and Joseph Stegmayer.
10.2	Employment Arrangement Letter, dated as of November 8, 2018, by and between Daniel L. Urness and Cavco Industries, Inc.
10.3	Indemnification Agreement, dated as of November 8, 2018, by and between Daniel L. Urness and Cavco Industries, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 8, 2018
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended September 29, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Daniel L. Urness	President and Acting Chief Executive Officer	November 8, 2018
Daniel L. Urness	(Principal Executive Officer)

/s/ Joshua J. Barsetti	Chief Accounting Officer	November 8, 2018
Joshua J. Barsetti	(Principal Financial Officer)