Form 10-Q
period 2018-12-29
CAVCO INDUSTRIES INC.
filed 2019-02-05
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2019, 9,098,320 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 29, 2018

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 29, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,869	$186,766
Restricted cash, current	11,284	11,228
Accounts receivable, net	35,903	35,043
Short-term investments	10,558	11,866
Current portion of consumer loans receivable, net	32,863	31,096
Current portion of commercial loans receivable, net	10,755	5,481
Inventories	115,409	109,152
Prepaid expenses and other current assets	40,096	27,961
Total current assets	449,737	418,593
Restricted cash	454	1,264
Investments	33,125	33,573
Consumer loans receivable, net	58,447	63,855
Commercial loans receivable, net	26,284	11,120
Property, plant and equipment, net	66,378	63,355
Goodwill and other intangibles, net	82,776	83,020
Total assets	$717,201	$674,780
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,284	$23,785
Accrued liabilities	126,228	126,500
Current portion of securitized financings and other	39,596	26,044
Total current liabilities	186,108	176,329
Securitized financings and other	15,020	33,768
Deferred income taxes	7,001	7,577

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Outstanding 9,098,320 and 9,044,858 shares, respectively	91	90
Additional paid-in capital	249,018	246,197
Retained earnings	260,107	209,381
Accumulated other comprehensive income (loss)	(144)	1,438
Total stockholders' equity	509,072	457,106
Total liabilities and stockholders' equity	$717,201	$674,780
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net revenue	$233,700	$221,383	$721,633	$628,706
Cost of sales	184,679	171,527	571,720	502,330
Gross profit	49,021	49,856	149,913	126,376
Selling, general and administrative expenses	30,833	26,045	90,081	78,503
Income from operations	18,188	23,811	59,832	47,873
Interest expense	(923)	(1,236)	(2,836)	(3,305)
Other income, net	(318)	1,094	3,604	3,251
Income before income taxes	16,947	23,669	60,600	47,819
Income tax expense	(3,563)	(2,242)	(11,949)	(8,457)
Net income	$13,384	$21,427	$48,651	$39,362

Comprehensive income:
Net income	$13,384	$21,427	$48,651	$39,362
Reclassification adjustment for net losses (gains) realized in income	14	8	38	(451)
Applicable income taxes	(3)	(3)	(8)	158
Net change in unrealized position of investments	62	494	11	1,936
Applicable income taxes	(13)	(184)	(2)	(724)
Comprehensive income	$13,444	$21,742	$48,690	$40,281

Net income per share:
Basic	$1.47	$2.37	$5.36	$4.36
Diluted	$1.44	$2.33	$5.24	$4.28
Weighted average shares outstanding:
Basic	9,097,993	9,030,100	9,075,156	9,019,311
Diluted	9,270,220	9,214,898	9,282,178	9,186,042

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES
Net income	$48,651	$39,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,468	2,975
Provision for credit losses	500	484
Deferred income taxes	(732)	(4,617)
Stock-based compensation expense	2,936	1,918
Non-cash interest income, net	(660)	(693)
Gain on sale of property, plant and equipment, net	(39)	(55)
Gain on investments and sale of loans, net	(5,200)	(7,335)
Changes in operating assets and liabilities:
Accounts receivable	(863)	(10,687)
Consumer loans receivable originated	(98,692)	(96,766)
Proceeds from sales of consumer loans	96,679	91,157
Principal payments on consumer loans receivable	9,681	10,182
Inventories	(6,257)	(10,090)
Prepaid expenses and other current assets	(9,248)	(1,418)
Commercial loans receivable	(20,556)	(964)
Accounts payable and accrued liabilities	(3,310)	355
Net cash provided by operating activities	16,358	13,808
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,318)	(3,025)
Payments for Lexington Homes, net	—	(1,638)
Proceeds from sale of property, plant and equipment	110	436
Purchases of investments	(5,497)	(9,736)
Proceeds from sale of investments	6,530	7,401
Net cash used in investing activities	(5,175)	(6,562)
FINANCING ACTIVITIES
Payments from exercise of stock options	(114)	(1,104)
Proceeds from secured financings and other	392	5,103
Payments on securitized financings	(6,112)	(6,389)
Net cash used in financing activities	(5,834)	(2,390)
Net increase in cash, cash equivalents and restricted cash	5,349	4,856
Cash, cash equivalents and restricted cash at beginning of the period	199,258	144,839
Cash, cash equivalents and restricted cash at end of the period	$204,607	$149,695
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,845	$12,195
Cash paid for interest	$1,912	$2,221
Assets acquired under capital lease	$—	$1,749
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of Cavco Industries, Inc., and its subsidiaries (collectively, the "Company" or "Cavco"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company's Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; and except for the events set forth in Note 22 of the Consolidated Financial Statements Notes ("Notes") of the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018 ("Form 10-Q"), there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes included in the Company's 2018 Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on May 30, 2018 ("Form 10-K").
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

Adoption of New Accounting Standards.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 using the modified retrospective method for contracts that were not completed as of April 1, 2018, and recorded a reduction of $600,000 to accrued liabilities and a corresponding increase to retained earnings related to gross margin on home sales that were previously deferred for the cumulative effect of the adoption. Prior periods were not restated. There were no significant changes to processes or internal controls as a result of the adoption of ASC 606. See Note 2 for additional information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The Company adopted ASU 2016-01 on April 1, 2018 using the modified retrospective transition method. Upon adoption, we reclassified $1.6 million in gains, net of tax, related to available-for-sale equity investment securities from accumulated other comprehensive income to retained earnings as a cumulative-effect adjustment. Under the new guidance, these securities will continue to be measured at fair value; however, the changes in unrealized net holding gains and losses will be reported in earnings instead of recording these amounts in Accumulated other comprehensive income on the
Consolidated Balance Sheet. Comparative information continues to be reported under the accounting standards in effect for the period. The effect of the change for the three and nine months ended December 29, 2018 was a decrease in income before income taxes of $2.9 million and $1.5 million, respectively, which impacts either Net revenue or Other income, net on the Consolidated Statements of Comprehensive Income, depending on the nature of the investment.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"), which requires restricted cash to be included with cash and cash equivalents when reconciling beginning and ending cash on the statement of cash flows. The Company adopted ASU 2016-18 on April 1, 2018 using the retrospective transition method. The comparative information in our Consolidated Statements of Cash Flows has been adjusted accordingly. The impact from adoption of this guidance was not material to our Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	December 29, 2018	December 30, 2017
Cash and cash equivalents	$192,869	$138,974
Restricted cash, current	11,284	9,993
Restricted cash	454	728
	$204,607	$149,695
Accounting Standards Issued But Not Yet Adopted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, with early adoption permitted. The amendments require balance sheet recognition of leased assets and lease liabilities for most leases, and recognition of expenses in the income statement in a manner similar to current accounting treatment. In addition, disclosures of key information about leasing arrangements are required. The Company will utilize the FASB's optional transition method, which allows leases to be recognized and measured at the date of adoption. The Company does not plan to early adopt the guidance and is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.

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
2. Revenue from Contracts with Customers
As discussed in Note 1, the Company adopted ASC 606 on April 1, 2018. Our revenue recognition practices under ASC 606 do not differ materially from prior practices. Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when, or as, the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.
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

Site Improvements on Retail Sales. Under previous guidance, the Company recorded the sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements, net of associated costs. Such services are provided as a convenience to the customer. As the Company is involved in the selection of subcontractors, under ASC 606, we have concluded that it is appropriate to recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for the three months ended December 29, 2018 and December 30, 2017 were $5.9 million and $5.5 million, respectively. The revenues associated with these programs for the nine months ended December 29, 2018 and December 30, 2017 were $18.7 million and $15.6 million, respectively.
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
In customer contracts for retail sales of manufactured homes, consideration includes certain state and local excise taxes billed to customers when those taxes are levied directly upon us by the taxing authorities. Expected consideration excludes sales and other taxes collected on behalf of taxing authorities. The Company elects to treat consideration for shipping performed as a fulfillment activity. Therefore, revenue includes consideration for shipping and other fulfillment activities performed prior to the customer obtaining control of the goods.
Practical Expedients and Exemptions. The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less.
Financial Services Revenue Recognition. Financial services revenue is generally not within the scope of ASC 606, with the exception of insurance agency commissions received from third-party insurance companies. The Company recognizes such revenue upon execution of the insurance policy, where the Company has no future or ongoing obligation.
Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the three and nine months ended December 29, 2018 (in thousands). All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above. Other items included in our consolidated revenues are primarily related to financial services, including manufactured housing consumer finance and insurance, which are not within the scope of ASC 606. See Form 10-K for revenue recognition policies related to these items.

	December 29, 2018
	Three Months Ended	Nine Months Ended
Factory-built housing
U.S. Housing and Urban Development code homes	$174,068	$545,071
Modular homes	25,698	72,046
Park model RVs	10,037	27,743
Other (1)	10,539	35,338
Net revenue from factory-built housing	220,342	680,198
Financial services
Insurance agency commissions received from third-party insurance companies	704	1,979
Other	12,654	39,456
Net revenue from financial services	13,358	41,435
Total Net revenue	$233,700	$721,633

(1)	Other factory-built housing revenue from ancillary products and services including used homes, freight and other services.
Impacts on Consolidated Financial Statements. The impact to our Consolidated Financial Statements as a result of ASC 606 implementation are as follows (in thousands):

	December 29, 2018
Consolidated Balance Sheet	As Reported	Adjustments	Balance without ASC 606 Adoption
Accrued liabilities	$126,228	$2,488	$128,716
Total current liabilities	186,108	2,488	188,596
Deferred income taxes	7,001	(668)	6,333
Retained earnings	260,107	(1,820)	258,287
Total stockholders' equity	509,072	(1,820)	507,252

	Three Months Ended December 29, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$233,700	$(8,149)	$225,551
Cost of sales	184,679	(7,647)	177,032
Gross profit	49,021	(502)	48,519
Selling, general and administrative expenses	30,833	(28)	30,805
Income from operations	18,188	(474)	17,714
Income before income taxes	16,947	(474)	16,473
Income tax expense	(3,563)	112	(3,451)
Net income	13,384	(362)	13,022

	Nine Months Ended December 29, 2018
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$721,633	$(30,978)	$690,655
Cost of sales	571,720	(28,727)	542,993
Gross profit	149,913	(2,251)	147,662
Selling, general and administrative expenses	90,081	(472)	89,609
Income from operations	59,832	(1,779)	58,053
Income before income taxes	60,600	(1,779)	58,821
Income tax expense	(11,949)	413	(11,536)
Net income	48,651	(1,366)	47,285
3. Restricted Cash
Restricted cash consists of the following (in thousands):

	December 29, 2018	March 31, 2018
Cash related to CountryPlace customer payments to be remitted to third parties	$9,198	$9,180
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	1,090	1,311
Other restricted cash	1,450	2,001
	$11,738	$12,492
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments, deposits and other restricted cash.
4. Investments
Investments consist of the following (in thousands):

	December 29, 2018	March 31, 2018
Available-for-sale debt securities	$14,445	$16,181
Marketable equity securities	9,572	10,405
Non-marketable equity investments	19,666	18,853
	$43,683	$45,439
The Company's investments in marketable equity securities consist of common stock holdings of industrial and other companies.
Non-marketable equity investments includes $15.0 million as of December 29, 2018 and March 31, 2018, of contributions to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable investments include investments in other distribution operations.

The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 29, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(5)	$295
Residential mortgage-backed securities	7,417	6	(155)	7,268
State and political subdivision debt securities	5,270	99	(79)	5,290
Corporate debt securities	1,641	—	(49)	1,592
	$14,628	$105	$(288)	$14,445

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(7)	$293
Residential mortgage-backed securities	7,654	—	(155)	7,499
State and political subdivision debt securities	6,377	109	(149)	6,337
Corporate debt securities	2,081	1	(30)	2,052
	$16,412	$110	$(341)	$16,181

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 29, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$295	$(5)	$295	$(5)
Residential mortgage-backed securities	402	(6)	5,414	(149)	5,816	(155)
State and political subdivision debt securities	—	—	3,379	(79)	3,379	(79)
Corporate debt securities	524	(28)	1,068	(21)	1,592	(49)
	$926	$(34)	$10,156	$(254)	$11,082	$(288)

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$293	$(7)	$—	$—	$293	$(7)
Residential mortgage-backed securities	3,185	(52)	3,909	(103)	7,094	(155)
State and political subdivision debt securities	2,224	(40)	2,180	(109)	4,404	(149)
Corporate debt securities	1,384	(12)	367	(18)	1,751	(30)
	$7,086	$(111)	$6,456	$(230)	$13,542	$(341)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at December 29, 2018.
The amortized cost and fair value of the Company's investments in debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 29, 2018
	Amortized Cost	Fair Value
Due in less than one year	$695	$682
Due after one year through five years	3,722	3,610
Due after five years through ten years	—	—
Due after ten years	2,794	2,885
Mortgage-backed securities	7,417	7,268
	$14,628	$14,445

The Company recognizes investment gains and losses on debt securities when we sell or otherwise dispose of securities on a specific identification method. There were no gross gains or losses realized during the three and nine months ended December 29, 2018. There were no gross gains realized during the three and nine months ended December 30, 2017. Gross losses realized were $18,000 and $28,000 for three and nine months ended December 30, 2017, respectively.
Beginning in fiscal year 2019, we recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses for the three and nine months ended December 29, 2018 and December 30, 2017 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Marketable equity securities:
Net losses on securities held	$(2,996)	$—	$(1,698)	$—
Net gains (losses) on securities sold	11	—	(42)	—
Gross realized gains	—	147	—	882
Gross realized losses	—	(23)	—	(135)
Total net (loss) gain on marketable equity securities	$(2,985)	$124	$(1,740)	$747
5. Inventories
Inventories consist of the following (in thousands):

	December 29, 2018	March 31, 2018
Raw materials	$35,693	$36,124
Work in process	11,860	13,670
Finished goods and other	67,856	59,358
	$115,409	$109,152
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	December 29, 2018	March 31, 2018
Loans held for investment (at Acquisition Date)	$46,177	$51,798
Loans held for investment (originated after Acquisition Date)	21,315	21,183
Loans held for sale	14,192	12,830
Construction advances	11,844	11,088
Consumer loans receivable	93,528	96,899
Deferred financing fees and other, net	(1,832)	(1,551)
Allowance for loan losses	(386)	(397)
	$91,310	$94,951

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

	December 29, 2018	March 31, 2018
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$105,677	$120,096
Purchase discount
Accretable	(38,657)	(44,481)
Non-accretable	(20,672)	(23,711)
Less consumer loans receivable reclassified as other assets	(171)	(106)
Total acquired consumer loans receivable held for investment, net	$46,177	$51,798
Over the life of the acquired loans, the Company estimates cash flows expected to be collected to determine if an allowance for loan loss related to loans acquired subsequent to the Acquisition Date is required. The weighted averages of assumptions used in the calculation of expected cash flows to be collected were as follows:

	December 29, 2018	March 31, 2018
Prepayment rate	16.8%	16.0%
Default rate	1.1%	1.2%
Assuming there was a 1% unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of December 29, 2018, would decrease by approximately $1.0 million and $2.9 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance at the beginning of the period	$40,937	$51,180	$44,481	$56,686
Accretion	(1,904)	(2,068)	(5,771)	(6,441)
Reclassifications to non-accretable discount	(376)	(844)	(53)	(1,977)
Balance at the end of the period	$38,657	$48,268	$38,657	$48,268

Consumer loans held for investment had the following characteristics:

	December 29, 2018	March 31, 2018
Weighted average contractual interest rate	8.49%	8.57%
Weighted average effective interest rate	9.19%	9.34%
Weighted average months to maturity	163	168
The following table disaggregates the Company's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	December 29, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$414	$255	$290	$—	$—	$959
620-719	8,775	6,374	9,207	—	281	24,637
720+	9,493	5,607	10,180	—	726	26,006
Other	48	—	403	—	—	451
Subtotal	18,730	12,236	20,080	—	1,007	52,053
Conforming mortgages
0-619	—	—	153	63	—	216
620-719	—	—	2,260	8,387	8,015	18,662
720+	—	—	660	3,394	4,974	9,028
Other	—	—	—	—	196	196
Subtotal	—	—	3,073	11,844	13,185	28,102
Non-conforming mortgages
0-619	79	350	1,006	—	—	1,435
620-719	1,035	4,057	2,835	—	—	7,927
720+	1,251	2,160	373	—	—	3,784
Other	—	—	217	—	—	217
Subtotal	2,365	6,567	4,431	—	—	13,363
Other loans	—	—	10	—	—	10
	$21,095	$18,803	$27,594	$11,844	$14,192	$93,528

	March 31, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Chattel loans
0-619	$465	$354	$330	$—	$—	$1,149
620-719	10,102	7,107	8,587	—	245	26,041
720+	10,594	6,410	11,285	—	155	28,444
Other	49	—	403	—	—	452
Subtotal	21,210	13,871	20,605	—	400	56,086
Conforming mortgages
0-619	—	—	156	141	179	476
620-719	—	—	2,137	6,428	6,479	15,044
720+	—	—	199	4,519	5,663	10,381
Other	—	—	116	—	109	225
Subtotal	—	—	2,608	11,088	12,430	26,126
Non-conforming mortgages
0-619	82	405	1,047	—	—	1,534
620-719	1,120	4,378	3,093	—	—	8,591
720+	1,348	2,526	395	—	—	4,269
Other	—	—	282	—	—	282
Subtotal	2,550	7,309	4,817	—	—	14,676
Other loans	—	—	11	—	—	11
	$23,760	$21,180	$28,041	$11,088	$12,830	$96,899

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of December 29, 2018, 43.7% of the outstanding principal balance of the consumer loans receivable portfolio is concentrated in Texas and 11.2% is concentrated in Florida. As of March 31, 2018, 44.2% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11.0% was concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 29, 2018 or March 31, 2018.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $2.3 million and $1.5 million as of December 29, 2018 and March 31, 2018, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. Foreclosure or similar proceedings in progress totaled approximately $1.8 million and $1.1 million as of December 29, 2018 and March 31, 2018, respectively.

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
Commercial loans receivable, net, consisted of the following by class of financing notes receivable (in thousands):

	December 29, 2018	March 31, 2018
Direct loans receivable	$36,849	$16,368
Participation loans receivable	532	275
Allowance for loan losses	(160)	(42)
Deferred financing fees, net	(182)	—
	$37,039	$16,601
The commercial loans receivable balance had the following characteristics:

	December 29, 2018	March 31, 2018
Weighted average contractual interest rate	6.0%	4.6%
Weighted average months to maturity	6	6
The Company evaluates the potential for loss from its participation loan programs based on each independent lender's overall financial stability, as well as historical experience, and has determined that an allowance for loan losses was not needed at December 29, 2018 or March 31, 2018.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent retailers, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed unused homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded an allowance for loan losses of $160,000 and $153,000 at December 29, 2018 and December 30, 2017, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance at beginning of period	$135	$242	$42	$210
Provision for inventory finance credit losses	25	(89)	118	(57)
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$160	$153	$160	$153
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 29, 2018	March 31, 2018	December 29, 2018	March 31, 2018
Inventory finance notes receivable:
Collectively evaluated for impairment	$16,049	$4,193	$—	$—
Individually evaluated for impairment	20,800	12,175	532	275
	$36,849	$16,368	$532	$275
Allowance for loan losses:
Collectively evaluated for impairment	$(160)	$(42)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(160)	$(42)	$—	$—
Loans are subject to regular review and are given management's attention whenever a potential default appears to be developing. Loans with indicators of possible performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At December 29, 2018, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At December 29, 2018, the Company was not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's inventory finance receivables by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 29, 2018	March 31, 2018	December 29, 2018	March 31, 2018
Risk profile based on payment activity:
Performing	$36,849	$16,368	$532	$275
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$36,849	$16,368	$532	$275

The Company has concentrations of commercial loans receivable related to factory-built homes in excess of 10% located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	December 29, 2018	March 31, 2018
Arizona	14.2%	16.7%
California	13.3%	14.4%
Texas	13.1%	9.0%
Oregon	11.0%	14.7%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of the commercial loans receivables in any other states as of December 29, 2018 or March 31, 2018.
As of December 29, 2018 and March 31, 2018, the Company had concentrations with one independent third-party that equaled 16.7% and 37.4% of the principal balance outstanding, respectively, all of which was secured.
8. Property, Plant and Equipment
Property, plant and equipment, net, consisted of the following (in thousands):

	December 29, 2018	March 31, 2018
Property, plant and equipment, at cost:
Land	$24,370	$24,001
Buildings and improvements	42,630	39,613
Machinery and equipment	26,171	24,154
	93,171	87,768
Accumulated depreciation	(26,793)	(24,413)
	$66,378	$63,355
Depreciation expense was $1.1 million and $3.2 million for the three and nine months ended December 29, 2018, respectively. Depreciation expense of $933,000 and $2.7 million was recognized during the three and nine months ended December 30, 2017, respectively.
Included in the amounts above are certain assets under capital leases. See Note 9 for additional information.

9. Capital Leases
On April 3, 2017, in connection with the purchase of Lexington Homes, the Company recorded capital leases on manufacturing facilities and land in Lexington, Mississippi. The following amounts were recorded for the leased assets as of December 29, 2018 and March 31, 2018 (in thousands):

	December 29, 2018	March 31, 2018
Land	$699	$699
Buildings and improvements	1,050	1,050
	1,749	1,749
Accumulated amortization	(61)	(35)
Leased assets, net	$1,688	$1,714
Future minimum payments under the leases as of December 29, 2018 were as follows (in thousands):

FY 2019	$34
FY 2020	766
FY 2021	73
FY 2022	73
FY 2023	73
Thereafter	195
Total remaining lease payments	1,214
Less: Amount representing interest	(119)
Present value of future minimum lease payments	$1,095
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	December 29, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$72,920	$—	$72,920	$72,920	$—	$72,920
Trademarks and trade names	7,200	—	7,200	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	81,220	—	81,220	81,220	—	81,220
Finite lived:
Customer relationships	7,100	(5,916)	1,184	7,100	(5,756)	1,344
Other	1,384	(1,012)	372	1,384	(928)	456
	$89,704	$(6,928)	$82,776	$89,704	$(6,684)	$83,020
Amortization expense recognized on intangible assets was $80,000 and $244,000 during the three and nine months ended December 29, 2018, respectively. Amortization expense recognized on intangible assets was $92,000 and $276,000 during the three and nine months ended December 30, 2017, respectively.

11. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 29, 2018	March 31, 2018
Salaries, wages and benefits	$22,654	$24,416
Customer deposits	17,916	21,294
Estimated warranties	17,542	16,638
Unearned insurance premiums	17,312	17,432
Accrued volume rebates	11,191	7,778
Insurance loss reserves	7,465	6,157
Company repurchase option on certain loans sold	4,711	5,637
Accrued insurance	4,522	5,320
Reserve for repurchase commitments	2,399	2,207
Accrued taxes	1,239	1,986
Capital lease obligation	1,095	1,155
Other	18,182	16,480
	$126,228	$126,500
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance at beginning of period	$16,905	$16,470	$16,638	$15,479
Purchase accounting additions	—	—	—	838
Charged to costs and expenses	10,665	5,907	23,607	18,529
Payments and deductions	(10,028)	(6,337)	(22,703)	(18,806)
Balance at end of period	$17,542	$16,040	$17,542	$16,040
13. Debt Obligations
Debt obligations primarily consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	December 29, 2018	March 31, 2018
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$19,195	$20,524
Securitized financing 2007-1	19,248	22,552
Other secured financings	4,813	4,966
Secured credit facilities	11,360	11,770
	$54,616	$59,812
Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.

The following table summarizes acquired securitized financings (in thousands):

	December 29, 2018	March 31, 2018
Securitized financings – contractual amount	$39,511	$46,591
Purchase discount
Accretable	(1,068)	(3,515)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$38,443	$43,076
(1) There is no non-accretable difference, as the contractual payments on acquired securitized financings are determined by the cash collections from the underlying loans.
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance at the beginning of the period	$1,834	$5,709	$3,515	$7,636
Accretion	(764)	(820)	(2,341)	(2,536)
Adjustment to cash flows	(2)	(110)	(106)	(321)
Balance at the end of the period	$1,068	$4,779	$1,068	$4,779
Prior to the Acquisition Date, CountryPlace completed its initial securitization (2005-1), which was structured as a securitized borrowing. At the balance sheet dates of December 29, 2018 and March 31, 2018, only Class A-4, originally totaling $27.4 million with a coupon rate of 5.20%, remained outstanding, with a call date in January 2019. On January 15, 2019, the Company exercised its right to repurchase the 2005-1 securitized loan portfolio for $19.4 million in cash, which includes $210,000 in interest and fees. Additionally, CountryPlace completed its second securitized borrowing (2007-1), of which only Class A-4 originally totaling $25.1 million with a coupon rate of 5.846% remained outstanding at December 29, 2018 and March 31, 2018, with a call date in July 2019. It is anticipated that the Company will repurchase or refinance this outstanding facility at or prior to the call date.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time overcollateralization reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 29, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.

The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of December 29, 2018, the outstanding balance of the converted loans was $11.4 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Upon draw, amounts will bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate will never be less than 5.00% or greater than 6.00%.
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
The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	December 29, 2018		December 30, 2017
	Written	Earned	Written	Earned
Direct premiums	$4,190	$4,304	$3,796	$4,120
Assumed premiums—nonaffiliate	5,860	6,385	5,428	6,296
Ceded premiums—nonaffiliate	(3,475)	(3,475)	(2,816)	(2,816)
Net premiums	$6,575	$7,214	$6,408	$7,600

	Nine Months Ended
	December 29, 2018		December 30, 2017
	Written	Earned	Written	Earned
Direct premiums	$12,551	$12,764	$11,790	$12,407
Assumed premiums—nonaffiliate	19,074	18,969	17,898	18,889
Ceded premiums—nonaffiliate	(9,457)	(9,457)	(10,073)	(10,073)
Net premiums	$22,168	$22,276	$19,615	$21,223
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $175,000 of the risk of loss per reinsurance. Therefore, Standard Casualty's risk of loss is limited to $125,000 per claim on typical policies. Standard Casualty also purchases reinsurance for catastrophic losses in excess of $1.5 million per occurrence, up to a maximum of $43.5 million in the aggregate.
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
In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") that allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has completed the analysis of the various provisions of the Tax Act, and there were no changes from the provisional amounts recorded in the Consolidated Financial Statements for the year ended March 31, 2018.
16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the retailer) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $72.5 million at December 29, 2018, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20. The Company recorded an estimated liability of $2.4 million and $2.2 million at December 29, 2018 and March 31, 2018, respectively, related to the commitments pertaining to these agreements.

Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding at either December 29, 2018 or March 31, 2018.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 29, 2018	March 31, 2018
Construction loan contract amount	$27,391	$27,093
Cumulative advances	(11,844)	(11,088)
Remaining construction contingent commitment	$15,547	$16,005
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.2 million as of December 29, 2018 and $1.0 million as of March 31, 2018, included in accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the nine months ended December 29, 2018, no claim request resulted in execution of an indemnification agreement.
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

As of December 29, 2018, CountryPlace had outstanding IRLCs with a notional amount of $14.1 million and recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs are recorded in Prepaid expenses and other assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying mortgage loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed mortgage loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale. During the three and nine months ended December 29, 2018, CountryPlace recognized gains of $13,000 and $25,000 on outstanding IRLCs, respectively. During the three and nine months ended December 30, 2017, CountryPlace recognized losses of $31,000 and $46,000, respectively, on outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of December 29, 2018, CountryPlace had $42.7 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments to forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three and nine months ended December 29, 2018, CountryPlace recognized losses of $304,000 and $242,000, respectively, on forward sales and whole loan sale commitments. CountryPlace recognized gains of $384,000 and $312,000 on forward sales and whole loan sale commitments during the three and nine months ended December 30, 2017, respectively.
Legal Matters. On August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of another public company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to Joseph Stegmayer, the Company's former Chairman, President and Chief Executive Officer, regarding similar issues. In addition, on November 9, 2018, the Company received a subpoena that contained duplicate document requests from Mr. Stegmayer's subpoena as well as requests for more information on the same matter. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading. The Audit Committee of the Board of Directors (the "Audit Committee") initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry, and that investigation is ongoing. The Company intends to cooperate fully with the SEC.
The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

17. Stockholders' Equity
The following table represents changes in stockholders' equity for the nine months ended December 29, 2018 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106
Net income	—	—	—	48,651	—	48,651
Cumulative effect of implementing ASU 2016-01, net	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606, net	—	—	—	454	—	454
Stock option exercises	53,462	1	(115)	—	—	(114)
Stock-based compensation	—	—	2,936	—	—	2,936
Other comprehensive income, net	—	—	—	—	39	39
Balance, December 29, 2018	9,098,320	$91	$249,018	$260,107	$(144)	$509,072
18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. As of December 29, 2018, the plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 310,969 shares were still available for grant. When options are exercised, new shares of the Company's common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and nine months ended December 29, 2018 was $821,000 and $2.9 million, respectively. The Company recorded stock-based compensation expense of $398,000 and $1.9 million for the three and nine months ended December 30, 2017, respectively.
As of December 29, 2018, total unrecognized compensation cost related to stock options was approximately $3.9 million and the related weighted-average period over which the expense is expected to be recognized is approximately 3.47 years.

The following table summarizes the option activity within the Company's stock-based compensation plans for the nine months ended December 29, 2018:

Number of Options
Outstanding at March 31, 2018	418,205
Granted	52,750
Exercised	(74,144)
Canceled or expired	—
Outstanding at December 29, 2018	396,811
Exercisable at December 29, 2018	197,663
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

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net income	$13,384	$21,427	$48,651	$39,362
Weighted average shares outstanding:
Basic	9,097,993	9,030,100	9,075,156	9,019,311
Common stock equivalents—treasury stock method	172,227	184,798	207,022	166,731
Diluted	9,270,220	9,214,898	9,282,178	9,186,042
Net income per share:
Basic	$1.47	$2.37	$5.36	$4.36
Diluted	$1.44	$2.33	$5.24	$4.28
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 29, 2018 were 21,894 and 8,115, respectively. There were 4,941 and 5,549 anti-dilutive common stock equivalents excluded for the three and nine months ended December 30, 2017, respectively.

20. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	December 29, 2018		March 31, 2018
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$14,445	$14,445	$16,181	$16,181
Marketable equity securities (1)	9,572	9,572	10,405	10,405
Non-marketable equity investments (2)	19,666	19,666	18,853	18,853
Consumer loans receivable (3)	91,310	105,548	94,951	113,277
Interest rate lock commitment derivatives (4)	(14)	(14)	(12)	(12)
Forward loan sale commitment derivatives (4)	215	215	26	26
Commercial loans receivable (5)	37,039	38,015	16,601	16,972
Securitized financings and other (6)	(54,616)	(58,618)	(59,812)	(64,509)
Mortgage servicing rights (7)	1,555	1,555	1,410	1,410

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	December 29, 2018
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$295	$—	$295	$—
Mortgage-backed securities (1)	7,268	—	7,268	—
Securities issued by states and political subdivisions (1)	5,290	—	5,290	—
Corporate debt securities (1)	1,592	—	1,592	—
Marketable equity securities (2)	9,572	9,572	—	—
Interest rate lock commitment derivatives (3)	(14)	—	—	(14)
Forward loan sale commitment derivatives (3)	215	—	—	215
Mortgage servicing rights (4)	1,555	—	—	1,555

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive income (loss) at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through Net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 29, 2018. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 29, 2018
	Total	Level 1	Level 2	Level 3
Loans held for investment	$79,258	$—	$—	$79,258
Loans held for sale	14,446	—	—	14,446
Loans held—construction advances	11,844	—	—	11,844
Commercial loans receivable	38,015	—	—	38,015
Securitized financings and other	(58,618)	—	(58,618)	—
Non-marketable equity investments	19,666	—	—	19,666

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of December 29, 2018. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the nine months ended December 29, 2018.
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
The Company applies fair value accounting to MSRs, with all changes in fair value recorded to Net revenue in accordance with ASC 860-50, Servicing Assets and Liabilities. The fair value of MSRs is based on the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicer advances that are consistent with the assumptions major market participants use in valuing MSRs. The expected cash flows are primarily impacted by prepayment estimates, delinquencies and market discounts. Generally, the value of MSRs is expected to increase when interest rates rise and decrease when interest rates decline, due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

	December 29, 2018	March 31, 2018
Number of loans serviced with MSRs	4,496	4,346
Weighted average servicing fee (basis points)	31.59	32.03
Capitalized servicing multiple	90.03%	84.76%
Capitalized servicing rate (basis points)	28.44	27.15
Serviced portfolio with MSRs (in thousands)	$546,527	$519,167
Mortgage servicing rights (in thousands)	$1,555	$1,410

21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net revenue:
Factory-built housing	$220,342	$207,183	$680,198	$587,445
Financial services	13,358	14,200	41,435	41,261
	$233,700	$221,383	$721,633	$628,706

Income before income taxes:
Factory-built housing	$14,562	$18,393	$53,050	$40,147
Financial services	2,385	5,276	7,550	7,672
	$16,947	$23,669	$60,600	$47,819
22. Subsequent Events
On January 15, 2019, the Company exercised its right to repurchase the 2005-1 securitized loan portfolio for $19.4 million in cash, which includes $210,000 in interest and fees. This resulted in a reduction in the Securitized financings liability on our Consolidated Balance Sheet of $19.2 million in January 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. The Company does not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed in Risk Factors described in this Report and in Risk Factors in Part I, Item 1A of our 2018 Annual Report on Form 10-K ("Form 10-K"), which is incorporated herein.
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
Beginning in 2007, the overall housing industry experienced a multi-year decline, which included the manufactured housing industry. Since this downturn, Cavco strategically expanded its factory operations and related business initiatives primarily through the acquisition of industry competitor operations. This enabled the Company to more broadly participate in the overall housing industry recovery.

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
On April 3, 2017, the Company purchased Lexington Homes, which operates one manufacturing facility in Lexington, Mississippi. This transaction was accounted for as a business combination and provided additional home production capabilities and increased distribution into new markets in the Southeast.
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
Company Outlook
The Company maintains a conservative cost structure in an effort to build added value into our homes. In addition, the Company has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us avoid liquidity concerns and enable us to act effectively as market opportunities present themselves.
With manufacturing facilities strategically positioned across the United States, we utilize local market research to design homes to meet the demands of our customers. The Company has the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level to large custom models with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built in accordance with the National Manufacturing Home Construction and Safety Standards ("HUD code") promulgated by the U.S. Department of Housing and Urban Development ("HUD"), we construct modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of our manufacturing facilities.
The Company employs a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. Cavco also builds homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
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
Cavco maintains a backlog of home orders from its distribution network of licensed retailers including communities and developers. Retailers may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our backlog to be firm orders. The backlog of sales orders at December 29, 2018 varied among our 20 factories and in total was approximately $166 million, compared to $207 million at December 30, 2017. The prior period backlog contained orders from the Federal Emergency Management Agency ("FEMA") as well as replacement orders incident to housing damage from Hurricane Harvey, which is discussed below. Current period order rates for lower price-point product have declined more than expected during the seasonal winter business slowdowns, mainly because retail inventories of these homes has risen. Although it is too early to determine the cause, some prospective home buyers may have been adversely affected by generally rising interest rates as well as home price escalation from input cost inflation. The Company is developing order volume growth opportunities by working to increase our distribution network as well as adjusting affected product lines. This home order rate decline is partially offset by continued robust demand for higher-priced, larger and more amenitized homes. Our factories have raised production levels for these homes by increasing workforce size and capabilities. However, the constrained labor market continues to be a key challenge to further increasing production. The Company believes the overall need for affordable manufactured homes remains strong.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans has increased the availability of manufactured home financing to distributors and users of our products. The Company believes that our participation in wholesale financing is helpful to retailers, communities and developers and allows our homes additional opportunities for exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our distribution base in all of our markets with existing and new customers. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent retailers, developers, communities and inventory financing partners.
Restrictive underwriting guidelines, irregular appraisal processes, higher interest rates compared to site-built homes, regulatory burdens, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans have been significant constraints to industry growth. The Company is working directly with other industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations.

The Company is also working through industry trade associations to encourage favorable legislative and Government-Sponsored Enterprise ("GSE") action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs that began in the latter part of calendar 2018, and establishes a pilot program to purchase home-only loans that may commence in calendar year 2019. Expansion of the secondary market for lending through the GSEs could support further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in the area, meaningful positive impact in the form of increased home orders has yet to be realized.
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
During the second quarter of fiscal 2018, Hurricane Harvey produced the largest recorded rain volume for a single weather event in U.S. history, resulting in historic flooding and widespread property damage, primarily in southeast Texas, causing high homeowners' insurance claim volume. The Company produced a limited number of disaster-relief homes for FEMA during the third and fourth quarters of fiscal year 2018.
While not as severe as Hurricane Harvey, during the second and third quarters of fiscal year 2019, the insurance subsidiary's results were adversely impacted by increased homeowners' insurance claims from weather events in Arizona.
As disclosed in Part II, Item 1, Legal Proceedings, the Company and Joseph Stegmayer received subpoenas from the SEC's Division of Enforcement seeking documents related to trading in stock of another public company (the "Public Company"). The Company expects to incur expenses related to this matter that may materially impact earnings over the next several quarters. Those costs will include, among other items, advancement of expenses for Mr. Stegmayer pursuant to his indemnity arrangements with the Company. The Audit Committee of the Board of Directors (the "Audit Committee") initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry, and that investigation is ongoing.
As a result of the ongoing independent investigation, the Company recorded $1.3 million related to legal and other expenses during the third fiscal quarter and expects to continue to incur related costs pertaining to this matter over the next several quarters. During the quarter, the Company also reviewed the sufficiency of its insurance coverage and as a result of this review, Cavco's Board of Directors made a decision to purchase additional Director and Officer ("D&O") insurance coverage. These new 22 month policies were implemented December 21, 2018. Total premiums paid for these policies were $15.3 million, of which $5.4 million was paid in the third fiscal quarter. As a result, the Company recorded $0.7 million of additional D&O policy premium expense during the third fiscal quarter, and expects to incur approximately $2.1 million per quarter in Selling, general and administrative expense from the amortization of these policy premiums through the second quarter of fiscal year 2021. Any additional adjustments are expected to be in the normal course of maintaining adequate D&O insurance for the Company.

Industry Overview
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing 5.8% for the first 11 months of calendar year 2018 compared to the same period in the prior year. During calendar year 2017 our industry shipped approximately 93,000 HUD code manufactured homes, an increase of 14.8% over the approximately 81,000 units shipped in 2016. This was preceded by 71,000 homes shipped in 2015, 64,000 in 2014, 60,000 in 2013 and 55,000 in calendar year 2012, which was among the lowest levels since industry shipment statistics began to be recorded in 1959. Annual home shipments from 2009 to 2016 were less than the annual home shipments for each of the 40 years from 1969 to 2008. While industry HUD code manufactured home shipments have improved in recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.
The Company believes that employment rates and underemployment among potential home buyers who favor affordable housing as well as consumer confidence levels are strong. "First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by an extended period of persistently low employment rates and underemployment. The process of repairing damaged credit among consumers and efforts to save for a home loan down-payment often require substantial time; however, improved consumer confidence in the U.S. economy is evident among manufactured home buyers interested in our products for seasonal or retirement living. Home buyers, who previously have been concerned about financial stability, now appear to be less hesitant to commit to a new home purchase. The Company believes robust sales of our products may continue as employment and consumer confidence levels remain strong.
The two largest manufactured housing consumer demographics, young adults and those who are 55+ years old, are both growing. The U.S. adult population is estimated to expand by approximately 12.0 million between 2019 and 2024. Young adults born from 1976 to 1995, sometimes referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity of style choices and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities specifically designed for homeowners in this age group.
Results of Operations
Three and nine months ended December 29, 2018 compared to December 30, 2017
Net Revenue.
Net revenue consisted of the following for the three and nine months ended December 29, 2018 and December 30, 2017, respectively (dollars in thousands, except net factory-built housing revenue per home sold):

	Three Months Ended
	December 29, 2018	December 30, 2017	Change	% Change
Net revenue:
Factory-built housing	$220,342	$207,183	$13,159	6.4%
Financial services	13,358	14,200	(842)	(5.9)%
	$233,700	$221,383	$12,317	5.6%

Total homes sold	3,447	3,701	-254	(6.9)%

Net factory-built housing revenue per home sold	$63,923	$55,980	$7,943	14.2%

	Nine Months Ended
	December 29, 2018	December 30, 2017	Change	% Change
Net revenue:
Factory-built housing	$680,198	$587,445	$92,753	15.8%
Financial services	41,435	41,261	174	0.4%
	$721,633	$628,706	$92,927	14.8%

Total homes sold	10,870	10,474	396	3.8%

Net factory-built housing revenue per home sold	$62,576	$56,086	$6,490	11.6%
The increase in Net revenue from the factory-built housing segment for the three and nine months ended December 29, 2018 compared to the same period last year was from higher home selling prices as a result of input cost inflation and modestly larger home sizes. In addition, the Company's prior year third fiscal quarter benefited from the production of a limited number of disaster-relief units for FEMA. Net revenue for the three and nine months ended December 29, 2018 includes subcontracted pass-through services of $5.9 million and $18.7 million, respectively, from this fiscal year's required implementation of accounting standards whereby subcontracted pass-through services, such as the preparation of a home site or other home enhancements, are now recognized on a gross basis rather than net of associated costs. See Note 2 for further discussion.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. In addition to the gross-up of pass-through services discussed above, a primary factor is the price disparity between sales of homes to independent retailers, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall Net revenue per home sold. For the nine months ended December 29, 2018, the Company sold 8,891 homes Wholesale and 1,979 Retail versus 8,646 homes Wholesale and 1,828 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue decreased for the three months ended December 29, 2018, from the recognition of $0.9 million in unrealized losses on investments, which are now required as a result of this year's implementation of ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01), where unrealized gains and losses are now required to be recognized on the Consolidated Statement of Comprehensive Income instead of previous requirements for recording these amounts in Accumulated other comprehensive income on the Consolidated Balance Sheets. These losses are reported in net revenue in the financial services segment, as investing is part of the insurance company's operating business model. In addition, revenues were offset by $0.6 million in additional premiums paid to reinstate reinsurance coverage that was utilized to mitigate losses incident to Arizona weather activity that occurred during the period. The overall decrease is partially offset by greater home loan sales period over period and more insurance policies in force in the current year compared to the prior year.

Financial services segment revenue increased for the nine months ended December 29, 2018, resulting from 6% more home loan sales period over period and more insurance policies in force in the current year compared to the prior year. The overall increase is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize and the unrealized losses and premium buybacks discussed above.
Gross Profit.
Gross profit consisted of the following for the three and nine months ended December 29, 2018 and December 30, 2017, respectively (in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Gross profit:
Factory-built housing	$41,730	$39,599	$2,131	5.4%
Financial services	7,291	10,257	(2,966)	(28.9)%
	$49,021	$49,856	$(835)	(1.7)%

Gross profit as % of Net revenue:	21.0%	22.5%	N/A	(1.5)%

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Gross profit:
Factory-built housing	$127,414	$104,018	$23,396	22.5%
Financial services	22,499	22,358	141	0.6%
	$149,913	$126,376	$23,537	18.6%

Gross profit as % of Net revenue:	20.8%	20.1%	N/A	0.7%
Factory-built housing gross profit for the three and nine months ended December 29, 2018 increased from higher average home selling prices from input cost inflation, although certain material prices declined during the three month period. Improvements were also realized through factory efficiencies from improved utilization. The Company's prior year third fiscal quarter benefited from a $3.4 million favorable dispute settlement resolution, which was offset against Cost of sales.
Financial services gross profit for the three months ended December 29, 2018 decreased from homeowners' insurance claim costs associated with a hailstorm in Arizona, which resulted in increased homeowners' insurance claims for the period. The Company's insurance subsidiary maintains reinsurance for loss events that exceed $1.5 million, which served to limit the losses realized this quarter. The three months ended December 30, 2017 did not contain any significant weather-related events. See Note 14 for further discussion of our reinsurance programs. Financial services gross profit for the nine months ended December 29, 2018 increased from higher home loan sales and changes in weather-related insurance claims period over period, with the current period impacted by weather events in Arizona and the prior year period including claim costs from Hurricane Harvey. In addition, the overall increase was partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for the three and nine months ended December 29, 2018 and December 30, 2017, respectively (in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$26,782	$22,226	$4,556	20.5%
Financial services	4,051	3,819	232	6.1%
	$30,833	$26,045	$4,788	18.4%

Selling, general and administrative expenses as % of Net revenue:	13.2%	11.8%	N/A	1.4%

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$77,752	$66,909	$10,843	16.2%
Financial services	12,329	11,594	735	6.3%
	$90,081	$78,503	$11,578	14.7%

Selling, general and administrative expenses as % of Net revenue:	12.5%	12.5%	N/A	—%
Selling, general and administrative expenses related to factory-built housing increased for the three months ended December 29, 2018 primarily from $1.3 million in expenses related to the Company's internal investigation and response to the SEC and $0.7 million in premiums for additional D&O insurance purchased by the Company. Additionally, salary and incentive compensation expense was higher in the three and nine months ended December 29, 2018 from improved results.
Selling, general and administrative expenses related to financial services increased for the three and nine months ended December 29, 2018 primarily from higher salary and incentive compensation expense.
Interest Expense.
Interest expense was $0.9 million and $1.2 million for the three months ended December 29, 2018 and December 30, 2017, respectively. For the nine months ended December 29, 2018 and December 30, 2017, Interest expense was $2.8 million and $3.3 million, respectively. The decrease for the three and nine months ended December 29, 2018 compared to the same periods in the prior year is attributable to lower interest expense on securitized portfolios that continue to amortize, partially offset by interest related to secured credit facilities and capital leases entered into as part of the Lexington Homes acquisition during fiscal year 2018.

Other Income, net.
Other income, net was an expense of $0.3 million in the three months ended December 29, 2018 compared to income of $1.1 million for the three months ended December 30, 2017. For the nine months ended December 29, 2018 and December 30, 2017, Other income, net was $3.6 million and $3.3 million, respectively. The three and nine months ended December 29, 2018 includes unrealized losses on corporate investments of $2.1 million and $1.0 million, respectively, which are required to be reported on the Consolidated Statement of Comprehensive Income as a result of this year's implementation of ASU 2016-01. See Note 1 for further discussion. Partially offsetting these declines, interest income increased $1.3 million in the nine months ended December 29, 2018 from higher interest rates on larger Cash and cash equivalents balances compared to the same period last year.
Income Before Income Taxes.
Income before income taxes consisted of the following for the three and nine months ended December 29, 2018 and December 30, 2017, respectively (in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Income before income taxes:
Factory-built housing	$14,562	$18,393	$(3,831)	(20.8)%
Financial services	2,385	5,276	(2,891)	(54.8)%
	$16,947	$23,669	$(6,722)	(28.4)%

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Income before income taxes:
Factory-built housing	$53,050	$40,147	$12,903	32.1%
Financial services	7,550	7,672	(122)	(1.6)%
	$60,600	$47,819	$12,781	26.7%
Income tax expense.
Income tax expense was $3.6 million and $2.2 million for the three months ended December 29, 2018 and December 30, 2017, respectively. For the nine months ended December 29, 2018 and December 30, 2017, Income tax expense was $11.9 million and $8.5 million, respectively. The effective income tax rate for the third fiscal quarter was 21.0%, compared to an effective tax rate of 9.5% for the same period last year. For the nine months ended December 29, 2018 and December 30, 2017, the effective income tax rate was 19.7% and 17.7%, respectively.
The Company's prior year tax rate was impacted by the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, as the Company revalued its net deferred income tax balance and recorded an income tax benefit of $5.6 million. The Tax Act also reduced the federal statutory corporate tax rate to 21% for our fiscal year ending March 30, 2019. In addition to the effects of the Tax Act, Income tax expense also includes a benefit of $2.3 million for the nine months ended December 29, 2018 related to excess tax benefits from exercises of stock options, compared to a benefit of $1.7 million in the comparable prior year period.

Liquidity and Capital Resources
The Company believes that cash and cash equivalents at December 29, 2018, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. The Company expects to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company. Additionally, the Company is considering repurchasing the 2007-1 securitized loan portfolio in July 2019. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. The recent repurchase of the 2005-1 securitized loan portfolio, as well as the purchase of additional D&O insurance policies, did not have a significant impact on our liquidity or capital resources. Because of the Company's sufficient cash position, we have not sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. However, depending on our operating results and strategic opportunities, the Company may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
The following is a summary of our cash flows for the nine months ended December 29, 2018 and December 30, 2017, respectively (in thousands):

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change
Cash, cash equivalents and restricted cash at beginning of the period	$199,258	$144,839	$54,419
Net cash provided by operating activities	16,358	13,808	2,550
Net cash used in investing activities	(5,175)	(6,562)	1,387
Net cash used in financing activities	(5,834)	(2,390)	(3,444)
Cash, cash equivalents and restricted cash at end of the period	$204,607	$149,695	$54,912
Net cash provided by operating activities increased during the nine months ended December 29, 2018, compared to the nine months ended December 30, 2017, primarily as a result of cash generated by operating income before non-cash charges from increased home sales volume and profitability compared to the prior year. This increase was partially offset by additional lending to expand the Company's commercial financing programs, investment in Company held inventory, loan origination activity in excess of proceeds from the sale of loans and $5.4 million for premiums paid for additional D&O insurance. The Company paid $9.9 million in premiums for additional layers of D&O insurance in January 2019, after the third fiscal quarter.
Consumer loan originations increased by $1.9 million to $98.7 million for the nine months ended December 29, 2018 from $96.8 million for the nine months ended December 30, 2017. Proceeds from sales of consumer loans provided $96.7 million in cash, compared to $91.2 million in the previous year.
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
Cash used for investing activities during the nine months ended December 29, 2018 decreased as the prior period included $1.6 million related to the acquisition of Lexington Homes. The Company continues to focus on investing in production capacity and efficiency initiatives, investing an additional $3.3 million in property, plant and equipment during the current period compared to last year; however, these increases were offset by lower investment purchases.
Financing activities used $3.4 million of additional cash during the current period compared to the same period last year, as there were lower proceeds from secured credit facilities, partially offset by lower payments related to stock option exercises.
Financings. As of December 29, 2018, there were two classes of securitized bond debt outstanding totaling $38.4 million. The securitized portfolio 2005-1, totaling $19.2 million, had a coupon rate of 5.20%. This facility was purchased at its call date in January 2019 for $19.4 million in cash, which included interest and fees. The securitized portfolio 2007-1, totaling $19.2 million, has a coupon rate of 5.846% and a call date in July 2019. It is anticipated that we will repurchase or refinance this facility at or prior to the call date.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time overcollateralization reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of December 29, 2018, the 2005-1 and 2007-1 securitized portfolios were within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of December 29, 2018, the outstanding balance of the converted loans was $11.4 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Upon draw, amounts will bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate shall never be less than 5.00% or greater than 6.00%.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Acting Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our President and Acting Chief Executive Officer and Chief Accounting Officer concluded that, as of December 29, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 29, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in our 2018 Annual Report on Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended December 29, 2018, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
On August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of the Public Company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to Joseph Stegmayer, the Company's former Chairman, President, and Chief Executive Officer, regarding similar issues. In addition, on November 9, 2018, the Company received a subpoena that contained duplicate document requests from Mr. Stegmayer's subpoena as well as requests for more information on the same matter. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading. The Audit Committee initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry, and that investigation is ongoing. The Company intends to cooperate fully with the SEC.

The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract, breach of express and implied warranties, construction defect, deceptive trade practices, unfair insurance practices, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
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
As disclosed in Part II, Item 1, Legal Proceedings, on August 20, 2018 the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of the Public Company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to former Chairman of the Board of Directors, President and Chief Executive Officer, Joseph Stegmayer, regarding similar issues. In addition, on November 9, 2018, the Company received a subpoena that contained duplicate document requests from Mr. Stegmayer's subpoena as well as requests for more information on the same matter. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading. The Company intends to cooperate fully with the SEC's investigation.
Effective November 8, 2018, Mr. Stegmayer stepped down from his position as Chairman, President and Chief Executive Officer of the Company after an internal investigation, conducted by independent legal counsel to the Audit Committee, identified certain violations of Company policy related to securities trading activities conducted by Mr. Stegmayer.
The Company is unable to predict what consequences any investigation by any regulatory agency or by our Audit Committee may have on us. Our cooperation with these investigations could result in significant legal and accounting expenses, has diverted management's attention from other business concerns which could harm our business and could result in reputational damage. Any proceedings commenced against us by a regulatory agency could result in administrative orders against us, the imposition of penalties and/or fines against us, and/or the imposition of sanctions against certain of our current or former officers, directors and/or employees. The investigations, results of the investigations, or remedial actions the Company has taken or may take as a result of such investigations may adversely affect our business. If the Company is subject to adverse findings resulting from the SEC investigation, or from our own independent investigation, we could be required to pay damages and/or penalties or have other remedies imposed on us.

Losses not covered by our Director and Officer ("D&O") insurance may be large, which could adversely impact our financial performance.

The Company maintains D&O liability insurance for losses or advancement of defense costs in the event legal actions are brought against the Company’s directors, officers or employees for alleged wrongful acts in their capacity as directors, officers or employees. Our D&O insurance contains certain customary exclusions that may make it unavailable to the Company or its directors and officers in the event it is needed; and, in any case, our D&O insurance may not be adequate to fully protect the Company against liability for the conduct of its directors, officers or employees or the Company's indemnification obligations to its directors and officers.
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.
Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Second Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials contained in this Quarterly Report on Form 10-Q for the period ended December 29, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ Daniel L. Urness	President and Acting Chief Executive Officer	February 5, 2019
Daniel L. Urness	(Principal Executive Officer)

/s/ Joshua J. Barsetti	Chief Accounting Officer	February 5, 2019
Joshua J. Barsetti	(Principal Financial Officer)