Form 10-K
period 2019-03-30
CAVCO INDUSTRIES INC.
filed 2019-05-29
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 000-08822

Cavco Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2405642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3636 North Central Avenue, Suite 1200, Phoenix, Arizona 85012
(Address of principal executive offices, including zip code)
602-256-6263
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	CVCO	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 29, 2018 (based on the closing price on the Nasdaq Global Select Market on September 29, 2018) was $1,100,588,456. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 17, 2019, 9,098,320 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 30, 2019

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Lexington. The Company is also a leading producer of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
The Company constructs homes using an assembly-line process in which each module or floor section is assembled in stages. This assembly-line process is designed to be flexible in order to accommodate significant customization, as requested by our customers. The Company operates 20 homebuilding facilities located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions and distributes its homes through 38 Company-owned U.S. retail outlets and a network of independent distribution points in 44 states and Canada. Thirty of our Company-owned retail stores are located in Texas.
CountryPlace originates single-family residential mortgages and home-only loans and services, for itself and others, conforming land-home mortgages, non-conforming mortgages and home-only loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by the GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, the FNMA and the FHLMC. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines (see Note 6 to the Consolidated Financial Statements).
Standard Casualty is located in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard Casualty holds insurance licenses in multiple states; however, a significant portion of its writings occur in Texas, Arizona and New Mexico. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business (see Note 14 to the Consolidated Financial Statements).
Our operations are generally managed on a decentralized basis, with oversight from the home office. This decentralization enables our operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.
See Note 22 to the Consolidated Financial Statements for financial information regarding our business segments, factory-built housing and financial services, both of which are discussed below.

Business Strategies
Our marketing efforts are focused on providing manufactured homes that are customizable and appeal to a wide range of home buyers, on a regional basis, in the markets we serve. Our primary focus demographics are entry-level and move-up buyers and persons age 55 and older. The Company also markets to special niches such as subdivision developers and vacation home buyers.
We focus on developing and maintaining the resources necessary to meet our customer’s desire for varied and unique specifications in an efficient factory production environment. This enables us to attract distributors and consumers who desire the flexibility the custom home building process provides but who also seek the value and affordability created by building a home on a factory production line.
The Company strives to maintain a competitive advantage by reacting quickly to changes in the marketplace and to the specific needs of our distributors and consumers. We build homes of superior quality, offer innovative designs and floor plans, demonstrate exceptional value, provide the engineering and technical resources to enable custom home building and focus on responsive and efficient customer service after the sale.
The Company has strategically expanded its factory operations and related business initiatives primarily through the acquisition of industry competitors. This has enabled Cavco to participate in the affordable housing space on a national basis.
The purchase of the Fleetwood Homes, Inc. ("Fleetwood") and Palm Harbor Homes, Inc. ("Palm Harbor") assets in August 2009 and April 2011, respectively, increased home production and distribution capabilities and provided entry into financial services businesses specific to the Company's industry, allowing the Company to be vertically integrated. The transactions further expanded the Company's geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South Central and Mid-Atlantic regions.
The purchase of Chariot Eagle, LLC ("Chariot Eagle"), Fairmont Homes, LLC ("Fairmont Homes") and Lexington Homes, Inc. ("Lexington Homes"), in March 2015, May 2015 and April 2017, respectively, provided for further operating capacity, increased home production capabilities and further strengthened our market position in the Midwest, the western Great Plains states, the Northeast, the Southeast and several provinces in Canada.
Products
A majority of our products are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code"). The Company also builds park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, primarily used as vacation dwellings and seasonal living, and placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-module ranch, split-level and Cape Cod style homes, as well as two and three story homes, multi-family units, and commercial modular structures, including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which the residential homes are built using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser's specifications. The buildings are transported to the customer's site in the same manner as residential homes and are often set by crane and finished at the site.
The Company produces residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal years 2019 and 2018, we sold 14,389 and 14,537 homes, respectively.

Each home typically contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, is equipped with central heat and hot water systems, kitchen appliances, floor coverings and window treatments. Upgrades can include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors, custom cabinetry, granite countertops and eco-friendly elements. The Company also offers a variety of structural and decorative customizations to meet the home buyer's specifications. With manufacturing facilities strategically positioned across the nation, we utilize local market research to design homes to meet the demands of our customers. The Company has the ability to react and modify floor plans and designs to consumers' specific needs. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate a wide spectrum of customer requests.
The Company regularly introduces new floor plans and options to appeal to changing trends in different regions of the country. Cavco has developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement. We work with a variety of partners to meet the expanding range of housing needs, including a home buyer's private land, planned neighborhoods, recreational or resort properties and workforce accommodations for agriculture and industry.
The Company employs a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. Cavco is focused on building quality, energy efficient homes for the modern home buyer. Our green building initiatives involve the creation of an energy efficient envelope, including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. Cavco also builds homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests.
Once the manufactured home is built at our factories, it is then generally transported by independent trucking companies either to a retail sales center, planned community, housing development, work site or the home buyer's site. Distributors or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although manufactured homes are designed to be transportable, cost considerations cause very few to be moved from their original site after installation.
Factory-built Housing
Manufacturing Operations. Our manufacturing facilities employ from 113 to 397 employees each. Most of our homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
The Company operates 20 manufacturing facilities in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, planned community operators and residential developers. Our facilities are structured to operate on a one shift per day, five days per week basis, and a typical home is completed in approximately six production days.

Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a cost effective shipping radius of 350 miles. Each of our manufacturing facilities serves multiple distributors and a number of one-time purchasers. Because homes are produced to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. Materials used in our homebuilding operations are mainly standard items carried by major suppliers and consist of wood, wood products, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. From time to time and to varying degrees, the Company may experience shortages in the availability of materials and/or labor in the markets served. These shortages may result in extended order backlogs, delays in the delivery of homes, and reduced gross margins from home sales.
At March 30, 2019, the Company had a backlog of home orders with wholesale sales values of approximately $128.8 million, compared to a backlog of $179.0 million at March 31, 2018. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider our order backlog to be firm orders. The Company strives to manage its production levels, capacity and workforce size based upon current market demand. However, the constrained labor market is a key challenge to this process. In addition, we have implemented higher product pricing to offset rising input costs, including labor and material price increases, although large backlogs may cause deferred realization of the full benefits of these surcharges.
Revenue and Distribution. The Company sold 14,389, 14,537 and 13,820 homes in fiscal years 2019, 2018 and 2017, respectively, through Company-owned and independent distribution channels.
As of March 30, 2019, there were a total of 38 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma and Florida. Thirty of the Company-owned retail stores are located in Texas. Our Company-owned sales centers are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at the retail location, including a model home. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. The Company internally finances home inventories at Company-owned retail centers.
As of March 30, 2019, the Company had a network of independent distribution points, of which 13% were in Arizona, 10% in Texas, 9% in California, 7% in Florida, and 7% in Oregon, based on the quantity of wholesale shipments during fiscal 2019. The remaining 54% were in 39 other states and Canada. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those produced by the Company. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended March 30, 2019.
The Company continually seeks to increase wholesale shipments by growing sales at existing independent distributors and by identifying new independent distributors to sell our homes. The Company provides comprehensive sales and product training to independent retail sales associates, including providing opportunities to visit our manufacturing facilities to discuss and view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products at trade shows and support our distributors through the distribution of floor plan literature, brochures, decor selection displays, point of sale promotional material and internet-based marketing assistance.

Independent distributors frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, the Company receives a deposit or a commitment from the distributor's lender for each home ordered. The Company then manufactures the home and ships it at the distributor's expense. Payment is due from the lender upon shipment of the product. For a description of wholesale floor plan financing arrangements used by independent distributors and our obligations in connection with these arrangements, see "Financing —Commercial Financing" below.
Warranties. Cavco provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Our warranty does not extend to installation and setup of the home, as the distributor is generally responsible for these activities. Appliances, floor coverings, roofing and certain other components are warranted by their original manufacturer for various lengths of time.
Financial Services
Finance. The Company provides a source of retail home buyer financing on competitive terms through our subsidiary, CountryPlace. CountryPlace offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of numerous brands of factory-built homes sold by Company-owned retail sales centers and certain independent distributors, builders, communities and developers. CountryPlace is authorized to directly endorse FHA Title I and Title II mortgage insurance, is an approved lender with the VA and the USDA under its Single Family Housing Guaranteed Loan Program, is approved to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for Fannie Mae and Freddie Mac. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract.
CountryPlace's loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 27 states, with the largest concentrations in Texas, Florida, New Mexico and Oklahoma.
The Company believes that providing financing alternatives improves our responsiveness to the financing needs of prospective home buyers and provides the Company with opportunities for additional sources of loan origination and servicing revenues. CountryPlace has expanded its home-only lending programs in recent years, partially with the support of independent third party financiers. Home-only loans originated are either sold outright, grouped and sold as a pool of loans or held for investment.
Insurance. Standard Casualty specializes in homeowner property and casualty insurance products for the manufactured housing industry. Standard Casualty is located in Texas and holds insurance licenses in multiple states, primarily serving the Texas, Arizona and New Mexico markets. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business. In Texas, policies are written through one affiliated managing general agent, which produces all premiums, and through local agents, most of which are manufactured home distributors. All business outside the state of Texas is written on a direct basis through local agents.

Financing
Commercial Financing. Certain of our wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates the Company to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 36 months). The price at which the Company may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $77.1 million as of March 30, 2019. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes.
The Company participates in commercial loan arrangements with certain distributors of our products, under which the Company provides funds for financing purchases (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, communities and developers. We believe that continuing to take part in the wholesale financing of homes is helpful to our customers and allows our products continued exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our product distribution in all of our markets. The Company recognizes interest income earned on these loans, which is recorded in Other income, net in the Consolidated Statements of Comprehensive Income. However, these initiatives expose the Company to risks associated with the creditworthiness of borrowers.
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
Restrictive underwriting guidelines, higher interest rates compared to mortgages for site-built homes, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans continue to constrain industry growth. The Company is working directly with industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, the Company continues to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations.

The Company is also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of buyers of affordable homes. Federal law requires the GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that began in the latter part of calendar 2018. Small-scale pilot programs for the purchase of home-only loans are expected to commence towards the end of calendar year 2019. Expansion of the secondary market for lending through the GSEs could support further demand for housing, as lending options would likely become more available to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
Industry Overview
General. Manufactured housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2018 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 13.5% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing to approximately 97,000 HUD code manufactured homes shipped during calendar year 2018, compared to the 93,000 shipped during calendar 2017 and 81,000 shipments in 2016. Annual shipments have increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved in recent years, the industry continues to operate at relatively low levels compared to historical shipment statistics.
Home Buyer Demographics. The Company believes the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000 with diverse careers and increased levels of education. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The low cost of a fully-equipped manufactured home compared to a site built alternative is attractive to these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design, as well as efficient production techniques, continue to position manufactured homes to meet the demand for affordable housing in rural markets and manufactured housing communities. The markets for affordable factory-built housing are very competitive as well as cyclical and seasonal. The industry is sensitive to employment levels, consumer confidence, availability of financing and general economic conditions.
"First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that were particularly affected by a period of persistently low employment rates and underemployment. However, the Company believes that employment rates among these groups are strong. Additionally, improving consumer confidence is evident among manufactured home buyers interested in our products for seasonal or retirement living that may have been previously concerned about financial stability, and now appear to be less hesitant to commit to a new home purchase. The Company believes robust sales of our products may continue while employment and consumer confidence levels remain strong.

The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older are both growing. The U.S. adult population is estimated to expand by approximately 12.0 million between 2019 and 2024. Young adults born from 1976 to 1995, often referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.9 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.
Competition
The manufactured housing industry is highly competitive at both the wholesale and retail levels, with competition based on several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with approximately 34 other producers of manufactured homes. In addition, manufactured homes compete with new and existing apartments, townhouses and condominiums, as well as site-built homes.
There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc. and Skyline Champion Corporation, and they may possess greater financial, manufacturing, distribution and marketing resources.
Although many lenders to factory-built home buyers have reduced their volume or exited the business, there are significant competitors to CountryPlace in the markets served. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks, such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Triad Financial Services, Inc.; and Cascade Financial Services. Certain of these competitors are larger than CountryPlace and have access to substantially more capital and cost efficiencies.
The market for homeowners insurance is highly competitive. Standard Casualty competes principally in property and casualty insurance for owners of manufactured homes with companies such as National Lloyds and American Modern Insurance. The Company remains competitive in price, breadth of product offerings, product features, customer service, claim handling and use of technology.
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

Manufactured and site-built homes are all typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers about formaldehyde-associated risks. The Environmental Protection Agency ("EPA") and other governmental agencies have in the past evaluated the effects of formaldehyde. The Company uses materials in our manufactured homes that meet HUD standards for formaldehyde emissions and, therefore, believes we are in compliance with HUD and other applicable government regulations in this regard.
The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Generally, our distributors are responsible for the transportation of our homes from the factory to the final destination through independent third party transportation companies.
Our manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect our ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulations which must be complied with by the distributor or other person installing the home.
Certain warranties the Company issues may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act ("Magnuson-Moss Warranty Act"), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys' fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers and distributors to post bonds to ensure the satisfaction of consumer warranty claims.
A variety of laws affect the financing of the homes manufactured by the Company. The Federal Consumer Credit Protection Act ("Truth-in-Lending Act" or "TILA") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act ("RESPA") and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Consumer Financial Protection Bureau ("CFPB") has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Direct loans and mortgage loans eligible for inclusion in a Ginnie Mae security are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act was a sweeping piece of legislation designed to reform credit and lending practices after the global credit crisis of 2008. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("Dodd-Frank Reform Act") was signed into law. The Dodd-Frank Reform Act revises portions of the Dodd-Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and protects consumer access to credit. With the elimination of certain provisions of the SAFE Act, manufactured housing distributors can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This has enabled buyers to more easily find access to financing and make the overall home buying experience smoother.

Certain CFPB mortgage finance rules required under the Dodd-Frank Act, and modified by the Dodd-Frank Reform Act apply to consumer credit transactions secured by a dwelling, which include real property mortgages and home-only loans secured by manufactured homes. These rules defined standards for origination of "Qualified Mortgages," established specific requirements for lenders to prove borrowers' ability to repay loans, and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.
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
The CFPB rules amending the TILA and RESPA expanded the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revised and expanded the tests for coverage under HOEPA, and imposed additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed High Cost Mortgages and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily home-only loans, could be considered HPMLs. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule, effective December 30, 2014, and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. While the magnitude of these changes are still being determined, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.
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
The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. On December 18, 2017, both GSEs published their final Underserved Markets Plans for activities for the years beginning January 1, 2018, and continuing through 2020. Both GSE plans include initiatives to facilitate increased purchases of real property mortgages with manufactured homes under their existing single-family programs that began in the latter part of calendar 2018 and small-scale pilot programs for home-only loans secured by manufactured housing towards the end of calendar year 2019.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduces the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. As a result of these changes, our fiscal year ended March 31, 2018, included a federal corporate tax rate of 31.54%, which is based on the tax rate before and after passage of the Tax Act and the number of days in the fiscal year.
On January 25, 2018, HUD announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. While HUD has not indicated when this review will be complete, if certain changes are made, the Company may be able to serve a broader range of home buyers.

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
Seasonality
The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Demand for our core new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern was partially interrupted during the winter of fiscal years 2018 and 2017, when the Company produced a limited number of disaster-relief homes for the Federal Emergency Management Agency ("FEMA"). Diversification among the Company’s product lines and operations have served to partially offset the extent of seasonal fluctuations. Additionally, demand patterns for park model RVs, cabins and homes used primarily for retirement seasonal living partially offset general housing seasonality.
CountryPlace realizes no seasonal impacts from its mortgage servicing operations. However, the mortgage subsidiary does experience minimal seasonal fluctuation in its mortgage origination activities as a result of the time needed for loan application approval processes and subsequent home loan closing activities. Revenue for the insurance subsidiary is not substantially impacted by seasonality, as it recognizes revenue from policy sales ratably over each policy's term year. However, the insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are somewhat limited by reinsurance contracts in place as part of the Company's loss mitigation structure.
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
In September 2017, Hurricane Irma caused significant property damage in Florida and in October 2018, Hurricane Michael also caused damage in Florida, Georgia and the Carolinas. While the Company's insurance subsidiary conducts no operations in Florida and was not adversely affected by this storm, the resulting weather caused delays of deliveries for homes in those areas.
Employees
The Company has approximately 4,650 employees. We believe that our relationship with our employees is good.
Available Information
Our periodic and current reports, our proxy statements, as well as any amendments to such filings, are made available free of charge through our Internet site, www.cavco.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act").

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
The Company may not be able to successfully integrate past or future acquisitions to attain the anticipated benefits and such acquisitions may adversely impact the Company's liquidity
We have acquired industry competitors in the past and may consider additional strategic acquisitions if such opportunities arise. Prior acquisitions and any other acquisitions that we may consider in the future involve a number of risks, including the diversion of our management's attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results and liquidity during the integration process. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of past or future acquisitions. During the integration stage of an acquisition, we also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.
Our involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks
CountryPlace offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes sold by Company-owned retail sales centers and independent distributors, builders, communities and developers. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract.
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
If CountryPlace's customers do not repay their loans, CountryPlace may repossess or foreclose on the secured property in order to liquidate its loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Home price depreciation and elevated levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation.
Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for its loans may deteriorate rapidly and significantly. CountryPlace's ability to respond to changing market conditions is affected by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor our loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.

CountryPlace sells loans through GSE-related programs and to whole-loan purchasers. CountryPlace also finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, as the case may be, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with the criteria for inclusion in the transactions, including compliance with underwriting standards or loan criteria established by buyers or lenders and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Although CountryPlace maintains reserves for these contingent repurchase and indemnification obligations these reserves may not be ultimately sufficient for incurred losses which could have a material adverse effect on the Company’s operational results or financial condition.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona and New Mexico markets. Property and casualty insurance companies are subject to certain risk-based capital requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on its various risk factors.
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
Information technology failures or cyber incidents could harm our business
The Company is increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, the Company collects, stores, processes and transmits significant amounts of sensitive information, including proprietary business information, personal information, and other confidential information, including that of the Company's, and its mortgage and insurance subsidiaries CountryPlace, Standard Casualty and Standard Insurance Agency, customers, vendors and suppliers. All information systems are subject to disruption, breach or failure. Potential vulnerabilities can be exploited from inadvertent or intentional actions of the Company's employees, third-party vendors, business partners or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by a variety of threat actors, including sophisticated and organized groups and individuals with a wide range of expertise and motives, such as organized criminal groups, industrial spies, nation states and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, denial of service attacks or other means which could affect service reliability and threaten the confidentiality, integrity and availability of information.

The Company uses enterprise-grade information technology and computer resources to carry out important operational activities and to maintain our business records. Although secured in commercial data centers, the Company’s computer systems, including its back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and cyber incidents, catastrophic events such as fires, tornadoes and hurricanes and human error. Given the unpredictability of the timing, nature and scope of information technology disruptions, if the Company’s computer systems and its backup systems are damaged, breached or cease to function properly, the Company could potentially be subject to production downtimes, operational delays, distraction of management, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of its systems and networks or financial losses from remedial actions. Significant disruptions in the Company’s, or its third-party vendors’, information technology systems or other data security incidents could adversely affect the business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information, which may force the Company to incur significant costs and engage in litigation, harm our reputation, and subject the Company to liability under laws, regulations and contractual obligations. In addition, the costs of maintaining adequate protection against such threats are expected to increase and could be material to our operations.
In March 2019, the Company suffered a cyber incident and attack to its computer networks. The Company immediately retained outside legal counsel along with forensic experts to assist with the investigation, restoration and remediation of the incident as well as legal compliance. The cyber incident and attack resulted in impairment of certain of the Company’s business operations for up to a two-week period of time. Although the Company believes many of the costs and expenses it incurred relating to this March 2019 incident are covered by insurance, to the extent any costs are not covered by insurance, it could have an adverse effect on our results of operations and financial condition.
Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations continue to constrained the consumer financing market which could continue to restrict sales of our homes
Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. Home-only financing is at times more difficult to obtain than financing for site-built homes. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control.
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
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The GSEs and the FHA play significant roles in insuring or purchasing home mortgages and creating or insuring investment securities secured by home mortgages that are either sold to investors or held in their portfolios. These organizations provide significant liquidity to the secondary market. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that alter the roles of these organizations in the housing finance market could affect the ability of our customers to obtain mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that the Company originates and adversely affect our results of operations.
Some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, enhanced regulatory and compliance costs could force lenders to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with such regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

Availability of wholesale financing for industry distributors continues to be limited to a few floor plan lenders and lending limits continue to be reduced which can negatively affect distributor demand
Manufactured housing distributors generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. The Company's independent distributors rely primarily on 21st Mortgage Corporation and smaller national and regional lending institutions that specialize in providing wholesale floor plan financing to manufactured housing distributorrs. Floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent distributors, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis.
Our participation in certain financing programs for the purchase of our products by industry distributors and consumers may expose us to additional risk of credit loss, which could adversely impact the Company's liquidity and results of operations
The Company is exposed to risks associated with the creditworthiness of certain independent distributors, builders, developers, community owners, inventory financing partners and home buyers, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects, the consequences of which could include delinquencies by customers who purchase our product under special financing initiatives and the deterioration of collateral values. In addition, losses may be incurred if the collateral cannot be recovered or is liquidated at prices insufficient to recover recorded commercial loan notes receivable balances. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.

Our results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing
In the ordinary course of our business, the Company is subject to home warranty and construction defect claims. The Company records a reserve for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Construction defect claims may arise a significant period of time after product completion. Although the Company maintains general liability insurance and reserves for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims that exceed our current levels could have a material adverse effect on our results of operations or financial condition.
The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry distributors, which provide that the Company will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under its floor plan financing. Under these agreements, the Company has agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $77.1 million as of March 30, 2019, before reduction for the resale value of the homes. The Company may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.

Our operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, the Company is subject to market forces beyond our control. These market forces include employment levels, employment growth, interest rates, consumer confidence, land availability and development costs, apartment and rental housing vacancy levels, inflation, deflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue, earnings or financial position.
The Company has incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future
Since becoming a stand-alone public company, the Company has generated net income each complete fiscal year, except for fiscal year 2010, in which the Company incurred net losses attributable in substantial part to the downturn affecting the manufactured housing industry. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, economic conditions, the competitive environment in which the Company operates and the other risks and uncertainties discussed in this section of the Annual Report.
A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition
As of March 30, 2019, 10% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which the Company produces manufactured homes lead us to conclude that the cash flows expected to be derived from our manufacturing operations will be substantially reduced.
The cyclical and seasonal nature of the manufactured housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future
The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of consumer financing for home buyers, the availability of wholesale financing for distributors, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites.
As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future.
Our liquidity and ability to raise capital may be limited
The Company may need to obtain debt or additional equity financing in the future. The Company has securitized bonds outstanding with an estimated call date in August 2019. It is anticipated that we will repurchase or refinance this facility prior to the call date. The type, timing and terms of the financing selected by us will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. There can be no assurance that any of these sources will be available to us at any time or that they will be available on satisfactory terms.

The manufactured housing industry is highly competitive, and increased competition may result in lower revenue
The manufactured housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of distributor promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. Certain of our manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. In addition, there are many independent manufactured housing retail locations in most areas where the Company has retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new distributors to enter into our markets as competitors. In addition, our products compete with other forms of low- to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If the Company is unable to compete effectively in this environment, our factory-built housing revenue could be reduced.
If we are unable to establish or maintain relationships with independent distributors who sell our homes, our revenue could decline
During fiscal year 2019, approximately 82% of our wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell our competitors' homes. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
Our business and operations are concentrated in certain geographic regions, which could be impacted by market declines
Our operations are concentrated in certain states, most notably Texas, California, Florida, Arizona and Oregon. Due to the concentrated nature of our operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact our results of operations, more than other companies that are more geographically dispersed.
The Company operates 20 homebuilding facilities located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. The Company has a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of our 38 Company-owned sales centers, 30 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 27 states, including Texas, Florida, New Mexico and Oklahoma.
Standard Casualty and Standard Insurance Agency specialize in the manufactured housing industry, primarily serving the Texas, Arizona and New Mexico markets.
A decline in the economic conditions in the United States and especially the economies of Texas, California, Florida, Arizona and/or Oregon could have a material adverse effect on our results of operations.

Our results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers' health and safety, wage and hour practices and immigration patterns or restrictions. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
Our results of operations can be affected by the pricing and availability of raw materials. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases may lag behind the escalation of materials costs. Sudden increases in price or lack of availability of raw materials can be caused by natural disaster, regulation or other market forces, as has occurred in recent years. Although we have not experienced any production halts, severe or prolonged shortages of primary building materials, which include wood and wood products, gypsum wallboard, steel, insulation, and other petroleum-based products, have occurred. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us.
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
The loss of any of our executive officers could reduce our ability to execute our business strategy and could have a material adverse effect on our business and results of operations
The Company is dependent to a significant extent upon the efforts of our executive officers. The loss of the services of one or more of our executive officers could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. The Company currently has no key person life or other insurance for our executive officers.
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

Volatility of stock price
The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include: the perceived prospects of our business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts' recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which the Company operates; significant sales of shares by a principal stockholder; actions taken by stockholders that may be contrary to Board of Director recommendations; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.
Deterioration in economic conditions and turmoil in financial markets could reduce our earnings and financial condition
Deterioration in global, national, regional or local economic conditions and turmoil in financial markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, trade tariffs, foreign currency exchange rates and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations and financial condition. These factors could have an adverse effect on the availability of financing to our customers, causing our revenues to decline.
A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact our deliveries and revenues
Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include issuance of HUD certification labels to manufacturers, Internal Revenue Service verification of loan applicants' tax return information and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As a number of our home buyers use these programs to obtain financing to purchase our homes, and many lenders, including CountryPlace, require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of our homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of our business and investments. Depending on the length of disruption, such factors could have a material adverse impact on our consolidated financial statements.

The Company is subject to extensive regulation affecting the production and sale of manufactured housing, which could adversely affect our profitability
A variety of federal, state and local laws and regulations affect the production and sale of manufactured housing. Please refer to the section above under the heading "Business - Government Regulation" for a description of many of these laws and regulations. The Company's failure to comply with such laws and regulations could expose it to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting our operations are under regular review by governmental bodies and the Company cannot predict what effect, if any, new laws and regulations would have on it or the manufactured housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, may adversely affect the Company's financial condition or results of operations.

The Company may face risks related to the potential outcomes of the SEC subpoenas, including potential penalties, expense, the use of significant management time and attention, potential litigation or regulatory action and potential reputational damage that the Company may suffer as a result of the matters under investigation
As disclosed in Part I, Item 3, Legal Proceedings, on August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of another public company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to former Chairman of the Board of Directors, President and Chief Executive Officer, Joseph Stegmayer, regarding similar issues. In addition, on November 9, 2018 and March 18, 2019, the Company received subpoenas that contained duplicate document requests from Mr. Stegmayer's subpoena as well as requests for more information on the same matter. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading.
Effective November 8, 2018, Mr. Stegmayer stepped down from his position as Chairman, President and Chief Executive Officer of the Company after an internal investigation, conducted by independent legal counsel to the Audit Committee of the Board of Directors (the "Audit Committee"), identified certain violations of Company policy related to securities trading activities conducted by Mr. Stegmayer.
The independent legal counsel to the Audit Committee has advised the Audit Committee that it has completed its internal investigation related to the matters. The results of this investigation have been shared with the staff at the SEC. The Company is continuing to fully cooperate with the SEC.
The Company is unable to predict what consequences any investigation by any regulatory agency may have on us, including significant legal and accounting expenses. These matters may also divert management's attention from other business concerns which could harm our business and could result in reputational damage. Any proceedings commenced against us by a regulatory agency could result in administrative orders against us, the imposition of penalties and/or fines against us and/or the imposition of sanctions against certain of our current or former officers, directors and/or employees. The investigations, results of the investigations or remedial actions the Company has taken or may take as a result of such investigations may adversely affect our business. If the Company is subject to adverse findings resulting from the SEC investigation, or from our own independent investigation, we could be required to pay damages and/or penalties or have other remedies imposed on us.

Losses not covered by our Director and Officer ("D&O") insurance may be large, which could adversely impact our financial performance
The Company maintains D&O liability insurance for losses or advancement of defense costs in the event legal actions are brought against the Company’s directors, officers or employees for alleged wrongful acts in their capacity as directors, officers or employees. Our D&O insurance contains certain customary exclusions that may make it unavailable to the Company or its directors and officers in the event it is needed; and, in any case, our D&O insurance may not be adequate to fully protect the Company against liability for the conduct of its directors, officers or employees or the Company's indemnification obligations to its directors and officers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to our core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Nampa, Idaho	1957	Owned	171,000
Riverside, California	1960	Owned	107,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Montevideo, Minnesota (2 plants)	1982	Owned	305,000
Nappanee, Indiana	1971	Owned	341,000
Lafayette, Tennessee	1996	Owned	149,000
Lexington, Mississippi	2004	Leased	119,800
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Douglas, Georgia	1988	Owned	142,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities:
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000
Inactive manufacturing facilities:
Lexington, Mississippi		Leased	109,300
Plant City, Florida		Owned	94,000
Administrative and other locations:
Phoenix, Arizona		Leased	15,000
Addison, Texas		Leased	24,000
New Braunfels, Texas		Owned	9,000

The Company owns the land on which the manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 30, 2021 with options to extend; and the Lexington, Mississippi plants, with the active plant currently leased through October 31, 2025, at which time the Company would take ownership of the property, and the inactive plant leased on a month-to-month basis with an option to purchase. The Company also owns substantially all of the machinery and equipment used at these factories. In addition to our production facilities, the Company owns an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as eight properties upon which our active retail centers are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Our Company-owned retail centers generally range in sizes up to nine acres. The Company leases office space in Addison, Texas for CountryPlace operations and factory-built housing administrative support services, pursuant to a lease that expires in 2023. The Phoenix, Arizona home office is leased through February 2026, with an option to extend for an additional three years. In Nappanee, Indiana, the Company also leases a supply facility expiring in August 2019, with options to extend. The Company believes that all of these facilities are adequately maintained and suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
On August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of another public company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to Joseph Stegmayer, the Company's former Chairman, President and Chief Executive Officer, regarding similar issues. In addition, on November 9, 2018 and March 18, 2019, the Company received subpoenas that contained duplicate document requests from Mr. Stegmayer's subpoena as well as requests for more information on the same matter. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading. The Audit Committee initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry, and that investigation has concluded. The results of this investigation have been shared with the staff at the SEC. The Company intends to cooperate fully with the SEC.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM: INFORMATION ABOUT OUR EXECUTIVE OFFICERS (See Item 10 of Part III of this Report)
The following is a listing of our executive officers as of May 28, 2019, as such term is defined under the rules and regulations of the SEC. Officers are generally elected by the Board of Directors, with each officer serving until a successor has been elected and qualified. There is no family relationship between these officers.

Name	Age	Positions with Cavco or Business Experience
William C. Boor	53
President and Chief Executive Officer and member of the Board since April 2019; Chairman of the Board and the Company's Audit Committee from November 2018 to April 2019, and Chairman of the Company's Audit Committee, a member of the Company's Compensation Committee and an independent member of the Board from July 2008 to April 2019; Chief Executive Officer of Great Lakes Brewing Company from 2015 to April 2019; Executive Vice President - Corporate Development and Chief Strategy/Risk Officer and President-Ferroalloys at Cliffs Natural Resources, Inc. from 2007 to 2014

Daniel L. Urness	51
Executive Vice President, Chief Financial Officer and Treasurer since April 2019; President and Acting Chief Executive Officer from November 2018 to April 2019; Executive Vice President, Chief Financial Officer and Treasurer from April 2015 to August 2018; Vice President, Chief Financial Officer and Treasurer from January 2006 to April 2015; Director and Officer of certain of Cavco's major subsidiaries, including Palm Harbor Homes, Inc. and Fleetwood Homes, Inc; Interim Chief Financial Officer of the Company from August 2005 to January 2006; Corporate Controller from May 2005 to August 2005; Financial Consultant from June 2002 to May 2005; Controller from May 1999 to June 2002; Manager and staff with Deloitte & Touche, LLP from September 1993 to May 1999

Mickey R. Dragash	49
Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since February 2019; Executive Vice-President, General Counsel and Corporate Secretary of Swift Transportation Company, ("Swift", n/k/a Knight-Swift Transportation Holdings Inc.) from June 2015 to September 2017; Executive Vice-President, General Counsel and Chief Compliance Officer for Gordon Trucking, Inc. ("GTI", n/k/a Heartland Express, Inc.) from 2013 to 2015; Associate General Counsel for DHL Supply Chain Solutions from 2010 to 2013; Assistant General Counsel at Walmart Stores, Inc. from 2004 to 2010; prior private legal practice as an Associate for the Ohio-based law firm Roetzel & Andress, LPA

Joshua J. Barsetti	39
Chief Accounting Officer since August 2018; Senior Director of Financial Administration from August 2017 to August 2018; Director of Internal Audit from October 2014 to August 2017; Director of Financial Reporting at Universal Technical Institute ("UTI") from November 2013 to October 2014; Audit Manager and Senior Audit Manager at UTI from May 2011 to November 2013; Internal Audit at Viad Corp from September 2005 to May 2011

Steven K. Like	62
Senior Vice President since April 2015; Vice President from February 2009 to April 2015; Director of Standard Casualty Company and affiliated agencies and Officer of certain of Cavco's subsidiaries; Executive Vice President and General Counsel- Patriot Homes from 1995 to February 2009; Partner at Warrick & Boyn, LLP from 1981-1995

Charles E. Lott	71
President of Fleetwood Homes, Inc. since August 2009; President and Vice President - Housing Group of Fleetwood Enterprises, Inc. from April 2005 to August 2009; Mr. Lott has worked for Fleetwood Enterprises and subsequently Fleetwood Homes for all but six years of his nearly 50-year career in the manufactured housing industry

Larry Keener	69
President of Palm Harbor Villages, Inc., Cavco’s retail division, since 2011; President of Palm Harbor Homes, Inc., Cavco’s manufacturing division, from 2011 to 2013; Chairman of the Board of Directors of Palm Harbor Homes, Inc., a Florida corporation, from May 2005 to April 2011; Director from 1995 to April 2011; Chief Executive Officer from June 1997 and President from June 1994 to April 2011; Chief Operating Officer from June 1994 to June 1997; Division President from June 1989 to May 1994. In November 2010, Palm Harbor Homes, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

Lyle D. Zeller	63
President of CountryPlace Acceptance Corp., Cavco’s finance subsidiary, since 2011 and Executive Vice President from 2002 to 2011; Principal of University Financial Associates from 1999 to 2001; Senior Vice President of Green Tree Financial Corp. from 1993 to 1998, and Vice President from 1992 to 1993; Senior Manager, Manager and staff with KPMG from 1983 to 1992

Gavin M. Ryan	59
President of Standard Casualty Company, the insurance division of Palm Harbor Homes, Inc., since 2013, and Chairman of the Board from 1996 to 2013; Executive Vice President of Palm Harbor Homes, Inc. from 1996 to present; President, CountryPlace Mortgage from 1996 to 2002; Director of Modern USA Insurance Company, a privately held Florida-based property-casualty insurance company, from 2007 until its merger with American Traditions Insurance Company ("ATI") in 2018, at which time he became a director of ATI. In November 2010, Palm Harbor Homes, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol CVCO.
As of May 17, 2019, the Company had 626 stockholders of record and approximately 16,000 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, the Company has not paid any dividends on our common stock. The payment of dividends to our stockholders is subject to the discretion of our Board of Directors and various factors may prevent us from paying dividends. Such factors include our cash requirements and liquidity and the requirements of state, corporate and other laws.
Issuer Purchases of Equity Securities
The Company has a stock repurchase program, under which a total of $10.0 million may be used to repurchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using our available cash. No repurchases have been made under this program to date.

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 30, 2019, with that of the Nasdaq Composite Index and the Nasdaq US Small Cap Home Construction Index. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 29, 2014, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/29/2014	3/28/2015	4/2/2016	4/1/2017	3/31/2018	3/30/2019
Cavco Industries, Inc.	$100	$95	$119	$148	$221	$149
Nasdaq Composite Index	$100	$118	$118	$142	$170	$186
Nasdaq US Small Cap Home Construction Index	$100	$102	$80	$100	$129	$107

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

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016	March 28, 2015
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$962,746	$871,235	$773,797	$712,352	$566,659
Cost of sales	757,040	690,555	615,760	567,907	440,523
Net income	$68,622	$61,502	$37,955	$28,541	$23,817
Net income per share
Basic	$7.56	$6.82	$4.23	$3.21	$2.69
Diluted	$7.40	$6.68	$4.17	$3.15	$2.64
Weighted average shares outstanding:
Basic	9,080,878	9,024,437	8,976,064	8,889,731	8,854,359
Diluted	9,268,737	9,201,706	9,105,743	9,046,347	9,015,779
Balance Sheet Data:
Total assets	$725,216	$674,780	$607,316	$553,835	$502,582
Total current liabilities	174,008	176,329	140,216	125,089	101,471
Total securitized financings and other	34,140	59,812	57,991	61,171	66,960
Total stockholders’ equity	529,588	457,106	394,408	353,226	320,154
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, as of their respective acquisition dates, including Chariot Eagle (March 30, 2015), Fairmont Homes (May 1, 2015) and Lexington Homes (April 3, 2017).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about our plans, strategies and prospects under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; and the expected effect of certain risks and uncertainties on our business, financial condition and results of operations, economic conditions and consumer confidence, our operational and legal risks, how the Company may be affected by governmental regulations and legal proceedings, the expected effect of certain risks and uncertainties on our business, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and our investments, and the ultimate outcome of our commitments and contingencies.
All forward-looking statements are subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results or performance may differ materially from anticipated results or performance. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed under Item 1A, "Risk Factors," and elsewhere in this Annual Report. The Company expressly disclaims any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise. For all of these reasons, you should not place any reliance on any such forward-looking statements included in this Annual Report.
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to "Note" or "Notes" refer to the Notes to the Company's Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Lexington. The Company is also a leading producer of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's mortgage subsidiary, CountryPlace, is an approved Fannie Mae and Freddie Mac seller/servicer, a Ginnie Mae mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance primarily to owners of manufactured homes.
Company Growth
From its inception in 1965, Cavco traditionally served affordable housing markets in the southwestern United States principally through manufactured home production. During the period from 1997 to 2000, Cavco was purchased by, and became a wholly-owned subsidiary of, Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held company traded on the Nasdaq Global Select Market under the ticker symbol CVCO.

Beginning in 2007, the overall housing industry experienced a multi-year decline, which included manufactured housing. Since this downturn, Cavco has strategically expanded its factory operations and related business initiatives primarily through the acquisition of industry competitors. This enabled the Company to more broadly participate in the overall housing industry recovery.
In 2009, the Company acquired certain manufactured housing assets and liabilities of Fleetwood. The assets purchased included seven operating production facilities as well as idle factories. During fiscal year 2011, the Company acquired certain manufactured housing assets and liabilities of Palm Harbor, a Florida corporation. The assets purchased included five operating production facilities as well as idle factories, 49 operating retail locations, a manufactured housing finance company and a homeowners' insurance company. These acquisitions expanded the Company's presence across the United States.
In 2015, the Company purchased the business and operating assets of Chariot Eagle, a Florida-based manufacturer of park model RVs and manufactured homes, as well as certain assets and liabilities of Fairmont Homes. In 2017, the Company purchased Lexington Homes, a one facility operation located in Lexington, Mississippi. These acquisitions provided additional home production capabilities, grew the Company's offering of park model RV product lines and further strengthened our market position in the Southeast, Midwest, the western Great Plains states and several provinces in Canada.
The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota (2); Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; Plant City and Ocala, Florida. The majority of the homes produced are sold to and distributed by independently owned distributors located primarily throughout the United States and Canada. In addition, our homes are sold through 38 Company-owned U.S. retail locations.
Our operations are generally managed on a decentralized basis, with oversight from the home office. This decentralization enables our operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.
The Company regularly reviews our product offerings throughout the organization and strives to improve product designs, production methods and marketing strategies. We continue to focus on gaining operational efficiencies among our operations, all of which continue to have organic growth potential.
Company Outlook
The Company maintains a conservative cost structure in an effort to build added value into our homes and has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us avoid liquidity problems and enable us to act effectively as market opportunities present themselves.
The Company has manufacturing facilities strategically positioned across the United States, and we utilize local market research to design homes to meet the demands of our customers. The Company has the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the federal HUD code, we construct modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of our manufacturing facilities.

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
Based on the relatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have continued to increase in recent years, which appears to have caused a decline in tenant housing vacancy rates, causing a corresponding rise in associated rental rates. These rental market factors may cause some renters to become interested buyers of affordable-housing alternatives, including manufactured homes.
Further, with respect to the general rise in demand for rental housing, we have realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. The Company is responsive to the unique product and related requirements of these home buyers and values the opportunity to provide homes that are well suited for these purposes.
Cavco maintains a backlog of home orders from its distribution network of licensed distributors including communities and developers. Distributors may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, we do not consider our order backlog to be firm orders. The backlog of sales orders at March 30, 2019, varied among our factories, but in total was $128.8 million compared to $179.0 million at March 31, 2018. During the most recent fall and winter months, order rates for lower price-point homes declined, mainly from an increase in because distributor inventories of these homes. Although it is difficult to determine the cause, some prospective home buyers may have been adversely affected by generally rising interest rates in 2018, home price escalation from input cost inflation in 2018 and 2017, and persistent fall and winter adverse weather conditions caused extensive delays in home set-up processes. The Company is developing order volume growth opportunities by working to increase our distribution network as well as adjusting affected product lines. This home order rate decline is partially offset by continued robust demand for higher-priced, larger and more amenitized homes in various markets. The Company strives to manage its production levels and workforce size based upon market demand. However, the constrained labor market continues to be a key challenge to this process. The Company believes the overall need for affordable manufactured homes remains strong.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of our products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans helps to increase the availability of manufactured home financing to distributors and other users of our products. The Company believes that our participation in wholesale financing is helpful to distributors, communities and developers and allows our products additional opportunities for exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand our product distribution in all of our markets. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent distributors, developers, communities and inventory financing partners.

Restrictive underwriting guidelines, higher interest rates compared to site-built homes, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans continue to constrain industry growth. The Company is working directly with other industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations.
The Company is also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that began in the latter part of calendar 2018. Small-scale pilot programs for the purchase of home-only loans are expected to commence towards the end of calendar 2019. Expansion of the secondary market for lending through the GSEs could support further demand for housing, as lending options would likely become more available to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
On January 25, 2018, HUD announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. While they have not indicated when this review will be complete, if certain changes are made, the Company may be able to serve a broader range of home buyers.
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
During the second fiscal quarter of fiscal 2018, Hurricane Harvey produced the largest recorded rain volume for a single weather event in U.S. history, resulting in historic flooding and widespread property damage, primarily in southeast Texas, causing high homeowners' insurance claim volume. The Company produced a limited number of disaster-relief homes for FEMA during the third and fourth quarters of fiscal years 2018 and 2017.
While not as severe as Hurricane Harvey, during the second and third quarters of fiscal year 2019, the insurance subsidiary's results were adversely impacted by increased homeowners' insurance claims from weather events in Arizona.
As disclosed in Part I, Item 3, "Legal Proceedings," the Company and Joseph Stegmayer received subpoenas from the SEC's Division of Enforcement seeking documents related to trading in the stock of another public company. The Company expects to incur expenses related to this matter that may materially impact the Company's earnings over the next several quarters. Those costs include, among other items, advancement of expenses for Mr. Stegmayer pursuant to his indemnity arrangements with the Company. The Audit Committee initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry. The independent counsel to the Audit Committee has advised the Audit Committee that it has completed its internal investigation related to the matters. The results of this investigation have been shared with the staff at the SEC. The Company is continuing to fully cooperate with the SEC.

As a result of the ongoing independent investigation, the Company recorded $2.1 million related to legal and other expenses during the fiscal year and expects to continue to incur related costs pertaining to this matter over the next several quarters. During the third quarter of fiscal year 2019, the Company also reviewed the sufficiency of its insurance coverage and as a result of this review, Cavco's Board of Directors made a decision to purchase additional D&O insurance coverage. These new 22 month policies were implemented December 21, 2018, with premiums totaling $15.3 million. As a result, the Company recorded $2.8 million of additional D&O policy premium expense during the fiscal year ended March 31, 2019, and expects to incur approximately $2.1 million per quarter in Selling, general and administrative expense from the amortization of these policy premiums through the second quarter of fiscal year 2021. Any additional adjustments are expected to be in the normal course of maintaining adequate D&O insurance for the Company.
Results of Operations
Fiscal Year 2019 Compared to Fiscal Year 2018
Net Revenue.
Net revenue consisted of the following for fiscal years 2019 and 2018, respectively (dollars in thousands):

	Year Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net revenue:
Factory-built housing	$905,726	$815,519	$90,207	11.1%
Financial services	57,020	55,716	1,304	2.3%
	$962,746	$871,235	$91,511	10.5%

Total homes sold	14,389	14,537	-148	(1.0)%

Net factory-built housing revenue per home sold	$62,946	$56,100	$6,846	12.2%
In the factory-built housing segment, a rising material and labor input cost environment resulted in higher home sales prices during the most recent fiscal year. In addition, the Company produced somewhat larger homes with more amenities. Current year revenue also includes $24.9 million, or 3.1% of the year-over-year increase, related to subcontracted pass-through services, which are now recognized on a gross basis rather than net of associated costs. In the prior year, the Company produced disaster-relief units for FEMA during the third and fourth quarters of the fiscal year. The prior year results also include approximately $14.8 million of home sales revenue recognized from early commercial loan payoffs received under Cavco's wholesale lending programs.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the twelve months ended March 30, 2019, the Company sold 11,806 homes Wholesale and 2,583 Retail versus 12,137 homes Wholesale and 2,400 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased primarily from higher premium revenue from a greater number of insurance policies in force and higher interest income on loans held for investment, partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.
Gross Profit.
Gross profit consisted of the following for fiscal years 2019 and 2018, respectively (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Gross profit:
Factory-built housing	$172,136	$149,015	$23,121	15.5%
Financial services	33,570	31,665	1,905	6.0%
	$205,706	$180,680	$25,026	13.9%

Gross profit as % of net revenue:
Consolidated	21.4%	20.7%	N/A	0.7%
Factory-built housing	19.0%	18.3%	N/A	0.7%
Financial services	58.9%	56.8%	N/A	2.1%
The increase in factory-built housing gross profit was the result of higher home sales prices better suited to input cost fluctuations in certain commodity prices during the year.
Financial services gross profit improved from fewer weather-related insurance claims and more insurance policies in force during the year, partially offset by lower net interest income earned on securitized loan portfolios that continue to amortize.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2019 and 2018, respectively (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$105,095	$91,058	$14,037	15.4%
Financial services	16,473	15,849	624	3.9%
	$121,568	$106,907	$14,661	13.7%

Selling, general and administrative expenses as % of Net revenue:	12.6%	12.3%	N/A	0.3%
Selling, general and administrative expenses in the factory-built housing segment increased from higher salary and incentive compensation expense on improved earnings. Current year Selling, general and administrative expenses also include $2.1 million in legal and other expenses related to the Company's internal investigation and response to the SEC inquiry and $2.8 million from the premium amortization related to the additional D&O insurance purchased during the current fiscal year. Total premiums paid for these policies were $15.3 million and the Company expects to incur approximately $2.1 million per quarter from the amortization of these policy premiums through the second quarter of fiscal year 2021.
Selling, general and administrative expenses for financial services increased primarily from higher salary and incentive compensation costs from improved earnings.
As a percentage of Net revenue, Selling, general and administrative expenses increased from the SEC and D&O costs discussed previously. Excluding these items, Selling, general and administrative expenses as a percent of net revenue decreased from better overhead utilization.
Interest Expense.
Interest expense was $3.4 million in fiscal year 2019 and $4.4 million in fiscal year 2018.
Interest expense consists primarily of debt service on the CountryPlace securitized financings of manufactured home loans and interest related to the capital lease treatment for a lease of manufacturing facilities and land entered into as part of the Lexington Homes acquisition during fiscal year 2018. The decrease is related to a reduction in bond interest expense, as the Company exercised its right to repurchase the 2005-1 securitized loan portfolio in January 2019, thereby eliminating the related interest expense for the final quarter in the current fiscal year. These decreases are partially offset by increases in interest expense from secured credit facilities at CountryPlace.
Other Income, net.
For fiscal years 2019 and 2018, Other income, net was $6.0 million and $9.1 million, respectively, a decrease of $3.1 million or 34.1%.
Other income, net, consists primarily of interest income earned on cash and commercial loans receivable, partnership income and gains on corporate investments and property, plant and equipment sales. The decrease was primarily from $4.5 million in investment gains realized on the sale of corporate investments in the prior year, partially offset by higher interest income earned on cash and commercial loans receivables.

Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2019 and 2018, respectively (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Income before income taxes:
Factory-built housing	$72,959	$66,636	$6,323	9.5%
Financial services	13,717	11,887	1,830	15.4%
	$86,676	$78,523	$8,153	10.4%
Income Tax Expense.
Income tax expense was $18.1 million, resulting in an effective tax rate of 20.8% for the fiscal year ended March 30, 2019, compared to income tax expense of $17.0 million and an effective rate of 21.7% for the fiscal year ended March 31, 2018.

Fiscal Year 2018 Compared to Fiscal Year 2017
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources
We believe that cash and cash equivalents at March 30, 2019, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury money market funds and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to our Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by our insurance subsidiary are generally not available to satisfy the claims of Cavco Industries, Inc. or its legal subsidiaries. We believe that stockholders’ equity at our insurance subsidiary remains sufficient and we do not believe that its ability to pay ordinary dividends to Cavco Industries, Inc. will be restricted per state regulations.

The following is a summary of our cash flows for fiscal years 2019 and 2018, respectively (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018	Change
Cash, cash equivalents and restricted cash at beginning of fiscal year	$199,258	$144,839	$54,419
Net cash provided by operating activities	32,836	58,966	(26,130)
Net cash used in investing activities	(5,815)	(4,671)	(1,144)
Net cash (used in) provided by financing activities	(26,410)	124	(26,534)
Cash, cash equivalents and restricted cash at end of fiscal year	$199,869	$199,258	$611
Cash provided by or used in operations in the coming year is largely dependent on sales volume. Net cash provided by operating activities decreased during the year ended March 30, 2019, compared to the year ended March 31, 2018, primarily as a result of increases in commercial loans originated as well as premiums paid for D&O insurance, partially offset by increased home sale profitability and greater proceeds from consumer lending activity, as discussed below.
Consumer loan originations increased $3.6 million to $130.0 million during the year ended March 30, 2019, from $126.4 million during the year ended March 31, 2018, primarily from increased home lending activity at CountryPlace. Proceeds from the sale of consumer loans provided $131.1 million in cash, compared to $119.3 million in the previous year, a net increase of $11.8 million. The increase is primary from timing of loan originations and related sales to the GSEs.
With respect to consumer lending for the purchase of manufactured housing, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors may have material negative effects on our results of operations and financial condition. See Part I, Item IA, "Risk Factors."
Cavco has entered into commercial loan agreements with certain distributors of our products under which the Company provides funds for Wholesale purchases. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes. The Company has also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 7 to the Consolidated Financial Statements). Further, the Company has invested in and developed home-only loan pools and lending programs to attract third-party financier interest in order to grow sales of new homes through traditional distribution points.
Cash used for investing activities for the year ended March 30, 2019, included purchases of property, plant and equipment, and purchases of investments, partially offset by proceeds from investment sales. Cash used for investing activities in fiscal year 2018 included purchases of property, plant and equipment, payments for Lexington Homes and purchases of investments, partially offset by proceeds from investment sales.
Net cash used in financing activities for the year ended March 30, 2019, was mainly for the repurchase of the securitization issued on July 12, 2005 and other payments on securitized financings. Net cash provided by financing activities for fiscal 2018 was primarily from advances on secured credit facilities, partially offset by payments on securitized financings.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in the Company's 2018 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2018 and 2017.

Financings. As of March 30, 2019, only Class A-4 of the 2007-1 securitized loan portfolio remained outstanding, totaling $18.4 million with a coupon rate of 5.846% and an estimated call date in August 2019. It is anticipated that we will repurchase or refinance this facility prior to the call date.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, are payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 30, 2019, the 2007-1 securitized loan portfolio was within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of March 30, 2019, the outstanding balance of the converted loans was $11.3 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Amounts available to draw bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate will never be less than 5.00% or greater than 6.00%.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at March 30, 2019, to make future payments under our debt obligations and lease agreements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations:
Securitized financings and other borrowings, including interest (1)	$33,368	$19,788	$2,781	$2,702	$8,097
Operating lease obligations	8,322	2,292	3,586	1,783	661
Capital lease obligations	1,181	766	146	146	123
Total contractual obligations	$42,871	$22,846	$6,513	$4,631	$8,881

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

Additionally, the Company has contingent commitments at March 30, 2019, consisting of contingent repurchase obligations, letters of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 16 to the Consolidated Financial Statements.

•
The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. The maximum amount for which the Company was liable under such agreements approximated $77.1 million at March 30, 2019, without reduction for the resale value of the homes. Although the repurchase obligations outstanding have a finite life, these commitments are continually replaced as the Company continues to sell manufactured homes to distributors under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to distributors.

•
The Company maintains an irrevocable letter of credit of $11.0 million to provide assurance that the Company will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. While the current letters of credit have finite lives, they are subject to renewal based on their underlying requirements.

•
The Company has a commitment to fund construction-period mortgages up to $15.3 million at March 30, 2019. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Off Balance Sheet Arrangements
See Note 16 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments, which is incorporated by reference herein.
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
Management believes the following accounting policies are critical to our operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements and should be read in conjunction with the Notes to the Company's Consolidated Financial Statements.
Factory-Built Housing Revenue Recognition - Wholesale. Revenue from homes sold to independent distributors, builders, communities and developers is generally recognized when the home is shipped, at which time title passes and it is probable that substantially all of the consideration will be received. Homes sold to independent distributors are generally either paid for upon shipment or floor plan financed by the independent distributor through standard industry financing arrangements, which can include repurchase agreements. Manufacturing sales financed under floor plan arrangements that include repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 16 to the Consolidated Financial Statements).

Prior to the adoption of FASB Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), revenue from homes sold under commercial loan programs involving funds provided by the Company were either deferred until such time that payment for the related commercial loan was received by the Company or recognized when the home was shipped and title transferred, depending on the nature of the program and borrower. Upon adoption of ASC 606, the Company generally recognizes home sales revenue upon shipment and transfer of title, as it is probable that substantially all of the consideration in exchange for the goods or services transferred to the customer will be collected. One consideration under the guidance requires the evaluation of the financing component of the related loan program. If it is determined that the interest rate charged under the loan program is less than the market rate, the Company will reduce the transaction price by an amount for deferred interest. In these cases, interest income will be accrued and recognized over the life of the loan using the effective interest method. A significant amount of the Company's loan programs are offered at market rates.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, the home is accepted by the customer, title has transferred and funding is probable.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into Net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized in Cost of sales over the life of the policy. Insurance agency commissions received from third-party insurance companies are recognized as revenue upon execution of the insurance policy, where the Company has no future or ongoing obligation.
Upon acquisition of the securitized loan portfolios ("Acquisition Date"), management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized in Net revenue (see Note 6 to the Consolidated Financial Statements).
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized in Net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized in Net revenue when earned.
Warranties. The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The Company records a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors used in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in distributor inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.

Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions that have provided wholesale floor plan financing to distributors. A significant portion of our sales are made to distributors pursuant to repurchase agreements with lending institutions. These agreements generally provide that the Company will repurchase our new products from the lending institutions in the event such product is repossessed upon a distributor's default. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.
The Company applies FASB ASC 460, Guarantees and FASB ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a distributor will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase.
Distributor Volume Rebates. The Company's manufacturing operations sponsor volume rebate programs under which certain sales to distributors, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal years 2019, 2018 or 2017.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 30, 2019, the Company evaluated its historical profits earned and forecasted taxable profits and determined that, except for certain state net operating loss deferred tax assets, all other deferred tax assets would be utilized in future periods.
Goodwill and Other Intangibles. Goodwill and indefinite-lived intangibles are tested annually for impairment. Our analysis depends upon a number of judgments, estimates and assumptions. Accordingly, such testing is subject to uncertainties, which could cause the fair value to fluctuate from period to period.
As of March 30, 2019, all of our goodwill is attributable to our factory-built housing segment. We performed the annual goodwill impairment analysis as of March 30, 2019, in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The analysis determined that the fair value of the reporting unit was greater than the carrying value and thus no further procedures were considered necessary.
In the event that the Company is not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, the Company may need to write off all or part of our goodwill, which would adversely affect our operating results and net worth. See Part I, Item 1A, "Risk Factors."

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
The Company considers expected prepayments and default rates and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Acquisition Date cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation (referred to as accretable yield). For additional information, see Note 6 to the Consolidated Financial Statements.
Other Matters
Related Party Transactions. The Company has non-marketable equity investments in other distribution operations outside of our Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the year ended March 30, 2019, March 31, 2018 and April 1, 2017, the total amount of sales to related parties was $42.2 million, $38.8 million and $13.0 million, respectively. As of March 30, 2019 and March 31, 2018, there were a total of $6.2 million and $0.8 million of commercial loans outstanding with certain related parties.
In fiscal year 2018, the Company recorded a gain of $1.9 million on the sale of equity securities to a related party in which the Company owns a 10% minority ownership interest. The arm's length transaction occurred at market rates.
Impact of Inflation. Sudden increases in specific costs, such as the increases in material and labor, as well as price competition, can affect our ability to efficiently increase our selling prices and may adversely impact our results of operations. The Company was able to successfully increase homes sales prices in fiscal 2019; however, general material and labor inflation did have an adverse impact on our profitability. We can give no assurance that inflation will not affect our profitability in the future.
Income Taxes. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act, making broad and complex changes to the U.S. tax code that affect the Company. These changes include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property, (3) eliminating the manufacturing deduction and (4) limiting the Company's ability to deduct certain executive compensation. The Tax Act reduces the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. Our fiscal year ended March 31, 2018 had a federal corporate tax rate of 31.54%, which is based on the tax rate before and after the Tax Act and the number of days in the fiscal year.
In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 that allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has completed the analysis of the various provisions of the Tax Act, and there were no changes from the provisional amounts recorded in the Consolidated Financial Statements for the year ended March 31, 2018.
Recently Issued or Adopted Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued or adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company may from time to time be exposed to interest rate risk inherent in our financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages exposure to these market risks through our regular operating and financing activities.
Our operations are interest rate sensitive. As overall manufactured housing demand can be adversely affected by increases in interest rates, a significant increase in wholesale or mortgage interest rates may negatively affect the ability of distributors and home buyers to secure financing. Higher interest rates could unfavorably impact our revenues, gross margins and net earnings.
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
The Company is also exposed to market risks related to our consumer and commercial loan notes receivables, as well as our securitized financings balances. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of March 30, 2019, is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Reduction in Fair Value
Consumer loans receivable	$3,246
Commercial loans receivable	$740
Securitized financings	$928
In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 30, 2019, CountryPlace had outstanding IRLCs with a notional amount of $14.7 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace’s level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would decrease the fair value of CountryPlace’s obligations by approximately $55,000.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.
Management's Report on Internal Controls Over Financial Reporting
The management of Cavco Industries, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of March 30, 2019.
The effectiveness of the Company's internal control over financial reporting as of March 30, 2019, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 30, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of March 30, 2019 and March 31, 2018, and the related Consolidated Statements of Comprehensive Income, Stockholders' Equity and Cash Flows for each of the three fiscal years in the period ended March 30, 2019, and the related notes and our report dated May 28, 2019 expressed an unqualified opinion.

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
May 28, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors of the Company and other information called for by this Item 10, see the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement"), which is incorporated herein by reference. Also see the information relating to executive officers of the Company that follows Item 4 of Part I of this Report, which is incorporated in this Item 10 by reference.
The Company has a Code of Ethics that applies to all directors, officers and employees of the Company. A copy of the Company's Code of Ethics is located on the Company's website at www.cavco.com or will be mailed, at no charge, upon request submitted to Micky R. Dragash, Secretary, Cavco Industries, Inc., 3636 North Central Avenue, Suite 1200, Phoenix, Arizona, 85012. If the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.cavco.com.
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company's executive compensation, see the 2019 Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see the 2019 Proxy Statement, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 30, 2019, with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	411,111	$102.71	296,669
Equity compensation plans not approved by stockholders	—	—	—
Total	411,111	$102.71	296,669

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see the 2019 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For a description of principal accounting fees and services, see "Audit Fees" and "Ratification of Appointment of Independent Auditor" in the 2019 Proxy Statement, which is incorporated herein by reference.

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
Copies of any of the exhibits referred to below will be furnished at no cost to security holders who make a written request to Mickey R. Dragash, Secretary, Cavco Industries, Inc., 3636 North Central Avenue, Suite 1200, Phoenix, Arizona, 85012 or via the Company website (www.cavco.com).

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Second Amended and Restated Bylaws of Cavco	Exhibit 3.1 to the Periodic Report on Form 8-K filed on December 11, 2018
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on May 30, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Representative Form of Restricted Stock Award Agreement for the applicable Cavco stock incentive plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.6*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.2.7*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2019
10.2.8*	Amendment to the 2017 Stock Option Award Agreement effective as of April 15, 2019, by and between the Company and Dan Urness	Exhibit 10.2 to the Current Report on Form 8-K filed on April 2, 2019
10.2.9*	Amendment to the 2018 Stock Option Award Agreement effective as of April 15, 2019, by and between the Company and Dan Urness	Exhibit 10.3 to the Current Report on Form 8-K filed on April 2, 2019
10.2.10*	Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement	Filed herewith
10.3*	Transition Agreement, dated as of November 8, 2018, by and between Cavco Industries, Inc. and Joseph Stegmayer	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.3.1*	Indemnification Agreement, dated as of November 8, 2018, by and between Daniel L. Urness and Cavco Industries, Inc.	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018
10.3.2*	Offer Letter, dated as of January 29, 2019, between the Company and Mickey R. Dragash	Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2019
10.3.3*	Employment Agreement, dated as of April 1, 2019, by and between William C. Boor and Cavco Industries, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2019
10.3.4*	Employment Agreement, dated as of April 1, 2019, by and between Daniel L. Urness and Cavco Industries, Inc.	Exhibit 10.4 to the Current Report on Form 8-K filed on April 2, 2019
10.3.5*	Employment Agreement, dated as of April 1, 2019, by and between Mickey R. Dragash and Cavco Industries, Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on April 2, 2019
10.4*	Executive Officer Incentive Plans for Fiscal Year 2019	Current Report on Form 8-K filed on July 12, 2018
10.5	Form of Indemnification Agreement	Exhibit 10.5 to Current Report on Form 8-K filed on April 2, 2019
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of William C. Boor, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of President and Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

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

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	May 28, 2019	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	President and	May 28, 2019
William C. Boor	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Chief Financial Officer	May 28, 2019
Daniel L. Urness	(Principal Financial and Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 28, 2019
Steven G. Bunger

/s/ Susan L. Blount	Director	May 28, 2019
Susan L. Blount

/s/ David A. Greenblatt	Director	May 28, 2019
David A. Greenblatt

/s/ Jack Hanna	Director	May 28, 2019
Jack Hanna

/s/ Richard A. Kerley	Director	May 28, 2019
Richard A. Kerley

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Cavco Industries, Inc. and its subsidiaries (the Company) as of March 30, 2019 and March 31, 2018, and the related Consolidated Statements of Comprehensive Income, Stockholders' Equity and Cash Flows for each of the three fiscal years in the period ended March 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 28, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue recognition and for financial instruments in fiscal year 2019 due to the adoption of Accounting Standards Codification, Topic 606, Revenue From Contracts With Customers, and Accounting Standards Codification, Sub-topic 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities.

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

Phoenix, Arizona
May 28, 2019

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 30, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$187,370	$186,766
Restricted cash, current	12,148	11,228
Accounts receivable, net	40,701	35,043
Short-term investments	12,620	11,866
Current portion of consumer loans receivable, net	30,058	31,096
Current portion of commercial loans receivable, net	15,234	5,481
Inventories	116,203	109,152
Assets held for sale	3,061	—
Prepaid expenses and other current assets	44,654	27,961
Total current assets	462,049	418,593
Restricted cash	351	1,264
Investments	32,137	33,573
Consumer loans receivable, net	56,727	63,855
Commercial loans receivable, net	27,772	11,120
Property, plant and equipment, net	63,484	63,355
Goodwill and other intangibles, net	82,696	83,020
Total assets	$725,216	$674,780
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,305	$23,785
Accrued liabilities	125,181	126,500
Current portion of securitized financings and other	19,522	26,044
Total current liabilities	174,008	176,329
Securitized financings and other	14,618	33,768
Deferred income taxes	7,002	7,577
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,098,320 and 9,044,858 shares, respectively	91	90
Additional paid-in capital	249,447	246,197
Retained earnings	280,078	209,381
Accumulated other comprehensive income (loss)	(28)	1,438
Total stockholders' equity	529,588	457,106
Total liabilities and stockholders' equity	$725,216	$674,780
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Net revenue	$962,746	$871,235	$773,797
Cost of sales	757,040	690,555	615,760
Gross profit	205,706	180,680	158,037
Selling, general and administrative expenses	121,568	106,907	101,231
Income from operations	84,138	73,773	56,806
Interest expense	(3,444)	(4,397)	(4,443)
Other income, net	5,982	9,147	2,918
Income before income taxes	86,676	78,523	55,281
Income tax expense	(18,054)	(17,021)	(17,326)
Net income	$68,622	$61,502	$37,955

Comprehensive income:
Net income	$68,622	$61,502	$37,955
Reclassification adjustment for net loss (gains) realized in income	74	(1,538)	(372)
Applicable income taxes (benefit)	(15)	574	149
Net change in unrealized appreciation of investments	122	1,249	493
Applicable income taxes	(26)	(233)	(173)
Comprehensive income	$68,777	$61,554	$38,052

Net income per share:
Basic	$7.56	$6.82	$4.23
Diluted	$7.40	$6.68	$4.17
Weighted average shares outstanding:
Basic	9,080,878	9,024,437	8,976,064
Diluted	9,268,737	9,201,706	9,105,743

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Stockholders' Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, April 2, 2016	8,927,989	$89	$241,662	$110,186	$1,289	$353,226
Net income	—	—	—	37,955	—	37,955
Reclassification adjustment for net gains realized in income, net	—	—	—	—	(223)	(223)
Unrealized gain on available-for-sale securities, net	—	—	—	—	320	320
Stock option exercises and associated tax benefits	66,979	1	1,004	—	—	1,005
Stock-based compensation	—	—	2,125	—	—	2,125
Balance, April 1, 2017	8,994,968	90	244,791	148,141	1,386	394,408
Net income	—	—	—	61,502	—	61,502
Cumulative effect of implementing ASU 2016-09				52		52
Cumulative effect of implementing ASU 2018-02				(314)	314	—
Reclassification adjustment for net gains realized in income, net	—	—	—	—	(964)	(964)
Unrealized gain on available-for-sale securities, net	—	—	—	—	702	702
Stock option exercises and associated tax benefits	49,890	—	(915)	—	—	(915)
Stock-based compensation	—	—	2,321	—	—	2,321
Balance, March 31, 2018	9,044,858	90	246,197	209,381	1,438	457,106
Net income	—	—	—	68,622	—	68,622
Cumulative effect of implementing ASU 2016-01	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606	—	—	—	454	—	454
Reclassification adjustment for net losses realized in income, net	—	—	—	—	59	59
Unrealized gain on available-for-sale securities, net	—	—	—	—	96	96
Stock option exercises and associated tax benefits	53,462	1	(115)	—	—	(114)
Stock-based compensation	—	—	3,365	—	—	3,365
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES
Net income	$68,622	$61,502	$37,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,698	4,026	3,687
Provision for credit losses	562	422	792
Deferred income taxes	(762)	(4,258)	278
Stock-based compensation expense	3,365	2,321	2,125
Non-cash interest income, net	(953)	(1,011)	(1,161)
Incremental tax benefits from option exercises	—	—	(2,398)
Gain on sale of property, plant and equipment, net	(53)	(77)	(62)
Gain on investments and sale of loans, net	(9,207)	(14,544)	(7,179)
Changes in operating assets and liabilities:
Accounts receivable	(5,684)	(4,118)	(372)
Consumer loans receivable originated	(129,990)	(126,404)	(116,662)
Proceeds from sales of consumer loans	131,117	119,345	104,446
Principal payments on consumer loans receivable	12,945	12,664	10,944
Inventories	(7,051)	(13,425)	958
Prepaid expenses and other current assets	(12,942)	5,799	(4,552)
Commercial loans receivable	(26,543)	9,400	(373)
Accounts payable and accrued liabilities	4,712	7,324	17,365
Net cash provided by operating activities	32,836	58,966	45,791
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,636)	(8,386)	(5,295)
Payments for Lexington Homes, net	—	(1,638)	—
Proceeds from sale of property, plant and equipment and assets held for sale	125	474	145
Purchases of investments	(7,337)	(12,537)	(10,930)
Proceeds from sale of investments	9,033	17,416	9,018
Net cash used in investing activities	(5,815)	(4,671)	(7,062)
FINANCING ACTIVITIES
Payments for exercise of stock options	(114)	(915)	(1,393)
Incremental tax benefits from exercise of stock options	—	—	2,398
Proceeds from secured financings and other	392	9,079	4,270
Payments on securitized financings and other	(26,688)	(8,040)	(8,231)
Net cash (used in) provided by financing activities	(26,410)	124	(2,956)
Net increase in cash, cash equivalents and restricted cash	611	54,419	35,773
Cash, cash equivalents and restricted cash at beginning of year	199,258	144,839	109,066
Cash, cash equivalents and restricted cash at end of year	$199,869	$199,258	$144,839
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$19,912	$17,266	$18,106
Cash paid during the year for interest	$2,302	$2,910	$3,402
Supplemental disclosures of noncash financing activity:
Assets acquired under capital lease	$—	$1,749	$—
Capital lease obligations incurred	$—	$1,225	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of March 30, 2019, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC") and there were no disclosable subsequent events.
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of independent distributors located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company's homes to retail customers. Our financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer, a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Also included is our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), which provides property and casualty insurance primarily to owners of manufactured homes.
Fiscal Year. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. Fiscal years 2019, 2018 and 2017 each consisted of 52 weeks.
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
Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, commercial loans receivable, accounts payable, certain accrued liabilities and securitized and other financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of available for sale or marketable investments is at fair value (see Note 4). The carrying amount of the Company's commercial loans receivable fair value is estimated based on the market value of comparable loans. The fair value of consumer loans receivable, commercial loans receivable and securitized and other financings are all estimated to be greater than carrying value (see Note 19).
Factory-Built Housing Revenue Recognition - Wholesale. Revenue from homes sold to independent distributors, builders, communities and developers is generally recognized when the home is shipped, at which time title passes and it is probable that substantially all of the consideration will be received. Homes sold to independent distributors are generally either paid upon shipment or floor plan financed by the independent distributor through standard industry financing arrangements, which can include repurchase agreements. Manufacturing sales financed under floor plan arrangements that include repurchase agreements are reduced by a provision for estimated repurchase obligations (see Note 16).

Prior to the adoption of the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), revenue from homes sold under commercial loan programs involving funds provided by the Company were either deferred until such time that payment for the related commercial loan was received by the Company or recognized when the home was shipped and title transferred, depending on the nature of the program and borrower. Upon adoption of ASC 606, the Company generally recognizes home sales revenue upon shipment and transfer of title, as it is probable that substantially all of the consideration in exchange for the goods or services transferred to the customer will be collected. One consideration under the guidance requires the evaluation of the financing component of the related loan program. If it is determined that the interest rate charged under the loan program is less than the market rate, the Company will reduce the transaction price by an amount for deferred interest. In these cases, interest income will be accrued and recognized over the life of the loan using the effective interest method. A significant amount of the Company's loan programs are offered at market rates.
Some of the Company's independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of our factory-built housing revenue during any fiscal year within the three-year period ended March 30, 2019.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, the home is accepted by the customer, title has transferred and funding is probable.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into Net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized in Cost of sales over the life of the policy. Insurance agency commissions received from third-party insurance companies are recognized as revenue upon execution of the insurance policy, where the Company has no future or ongoing obligation.
Upon acquisition of the securitized loan portfolios (the "Acquisition Date"), management evaluated consumer loans receivable held for investment by CountryPlace to determine whether there was evidence of deterioration of credit quality and if it was probable that CountryPlace would be unable to collect all amounts due according to the loans' contractual terms. The Company also considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determined the excess of the loan pool's scheduled contractual principal and contractual interest payments over the undiscounted cash flows expected as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized in Net revenue (see Note 6).
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized in Net revenue upon title transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized in Net revenue when earned.
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company's cash equivalents are comprised of U.S. Treasury money market funds and other money market funds, some in excess of Federal Deposit Insurance Corporation insured limits.
Restricted Cash. Restricted cash primarily represents cash related to CountryPlace customer payments to be remitted to third parties and deposits received from retail customers required to be held in trust accounts. The Company cannot access restricted cash for general operating purposes (see Note 3).

Accounts Receivable. The Company extends competitive credit terms on a customer-by-customer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company reviews accounts receivable for estimated losses that may result from customers' inability to pay. As of March 30, 2019 and March 31, 2018, the company had no allowance for doubtful accounts.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. The Company's investments include marketable debt and equity securities. On April 1, 2018, the Company adopted FASB ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which, among other things, removed the available-for-sale designation of marketable equity securities and requires the changes in unrealized net holding gains and losses on equity securities to be reported in earnings instead of recording these amounts in Accumulated other comprehensive income/loss ("AOCI") on the Consolidated Balance Sheets. Unrealized net holding gains and losses on available-for-sale debt securities continue to be recorded in AOCI on the Consolidated Balance Sheets. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 4).
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
Consumer Loans Receivable. Consumer loans receivable consists primarily of manufactured housing loans originated by CountryPlace (securitized, held for investment or held for sale) and construction advances on mortgages. The fair value of consumer loans receivable held on the Acquisition Date was calculated as of that date, as determined by the present value of expected future cash flows, with no allowance for loan loss recorded.
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

Securitized Financing. Prior to being acquired by the Company, CountryPlace completed two securitizations of factory-built housing loan receivables on July 12, 2005 and March 22, 2007. A special purpose bankruptcy remote trust ("SPE") was formed for the purpose of issuing asset backed notes. The Company transferred assets to the SPE, which then issued to investors various asset-backed securities. In these securitization transactions, the Company received cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retained the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to less than twenty percent of the original balance of the transferred receivables. The Company evaluated its interests in the SPE for classification as a variable interest entity and the Company determined that the Company is the primary beneficiary and, therefore, the Company includes the SPE in its consolidated financial statements. On January 15, 2019, the Company executed its right to repurchase the securitization issued on July 12, 2005. As of March 30, 2019, there was one class of securitized bond debt outstanding with an estimated call date in August 2019. It is anticipated that we will repurchase or refinance this facility prior to the call date.
These two securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with FASB Accounting Standards Codification ("ASC") 310, Receivables – Nonrefundable Fees and Other. The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under FASB ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace's financial statements. Since the Acquisition Date, the acquired consumer loans receivable and securitized financings are accounted for in a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").
The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for securitized consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Acquisition Date include interest that cannot be accreted into interest expense (the non-accretable difference). The remaining amount is accreted into interest expense over the remaining life of the obligation, referred to as accretable yield (see Note 13).
Commercial Loans Receivable. The Company's commercial loans receivable balance consists of amounts loaned by the Company under commercial loan programs for the benefit of our independent distributors and community operators' home purchasing needs. Under the terms of certain programs, the Company has entered into direct commercial loan arrangements with independent distributors and community operators wherein the Company provides funds to purchase home inventory or homes for placement in communities. Interest income on commercial loans receivable is recognized as Other income in the Consolidated Statements of Comprehensive Income on an accrual basis.
Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company's judgment of the incurred loss exposure on our commercial loans receivable as of the end of the reporting period. The allowance for loan losses is developed at a portfolio level. A range of probable losses is calculated and the Company makes a determination of the best estimate within the range of loan losses. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded allowance for loan losses of $180,000 and $42,000 at March 30, 2019 and March 31, 2018, respectively (see Note 7).
Another portion of the allowance for loan losses relates to consumer loans receivable originated after the Acquisition Date. This allowance reflects a judgment of the probable loss exposure on loans originated since the Acquisition Date and included in the held for investment portfolio as of the end of the reporting period.

The Company accounts for the loans that were in existence at the Acquisition Date in a manner similar to ASC 310-30. Management evaluated such loans as of the Acquisition Date to determine whether there was evidence of deterioration of credit quality and if it was probable that the Company would be unable to collect all amounts due according to the loans' contractual terms.
Over the life of the loans, the Company continues to estimate cash flows expected to be collected. At the balance sheet date, the Company evaluates whether the present value of its expected cash flows, determined using the effective interest rate, has decreased and, if so, recognizes an allowance for loan loss. The present value of any subsequent increase in the loan pool's actual cash flows expected to be collected is used first to reverse any existing allowance for loan loss and then to adjust the amount of accretable yield recognized on a prospective basis over the loan pool's remaining life (see Note 6).
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
Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses in fiscal years 2019, 2018 or 2017.
Goodwill and Other Intangibles. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other. As such, the Company tests goodwill annually for impairment. The Company has identified two reporting segments: factory-built housing and financial services. As of March 30, 2019, all of the Company's goodwill is attributable to its factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
The Company performed its annual goodwill impairment analysis as of March 30, 2019. The analysis determined that the fair value of the reporting unit was greater than the carrying value. No impairment was determined to be necessary for fiscal years 2019, 2018 or 2017.

Warranties. The Company provides retail home buyers, builders or developers with a one-year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Estimated warranty costs are accrued in Cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated amount of homes still under warranty including homes in distributor inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.
Distributor Volume Rebates. The Company's manufacturing operations sponsor volume rebate programs under which certain sales to distributors, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The risk of loss under these agreements is spread over numerous distributors. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and the risk of loss is further reduced by the resale value of repurchased homes. The Company applies FASB ASC 460, Guarantees ("ASC 460") and FASB ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20, based on historical information available, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a distributor will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the distributor sells the home. Changes in the reserve are recorded as an adjustment to Net revenue.
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Standard Casualty's reserving process takes into account known facts and interpretations of circumstances and factors, including Standard's experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, Standard Casualty may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $6.7 million as of March 30, 2019, of which $4.0 million related to incurred but not reported ("IBNR") losses.
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
Advertising. Advertising costs are expensed as incurred and were $837,000 in fiscal year 2019, $1.1 million in fiscal year 2018 and $1.0 million in fiscal year 2017.

Freight. Substantially all freight costs are recovered from the Company's distributors and are included in Net revenue. Freight charges of $28.9 million, $27.3 million and $24.3 million were recognized in fiscal years 2019, 2018 and 2017, respectively.
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
Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"), using the Black-Scholes-Merton option-pricing model. The determination of the fair value of stock options on the date of grant using this option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company's expected stock price volatility over the expected term of the awards, the risk-free interest rate and expected dividends. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation cost, using the straight-line attribution method, only for those awards that are expected to vest.
The Company utilizes historic option activity when estimating the expected term of options granted. The Company estimates the expected volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events. The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying cash dividends and therefore uses an expected dividend yield of zero in the option-pricing model. The Company estimates future forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates (see Note 17).
Accumulated Other Comprehensive Income. AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4), and is presented net of tax. Prior to the adoption of ASU 2016-01, as discussed above, AOCI included unrealized gains and losses on both debt and equity securities. Accumulated unrealized loss on available-for-sale debt securities at the end of fiscal year 2019 was $35,000 before tax, with an associated tax amount of $7,000, resulting in a net unrealized loss of $28,000. Unrealized gain on available-for-sale investments for fiscal year 2018 was $1.9 million, offset by tax effect of $493,000, for a net unrealized gain of $1.4 million. Unrealized gain on available-for-sale investments for fiscal year 2017 was $2.2 million before tax, with an associated tax amount of $835,000, resulting in a net unrealized gain of $1.4 million.

Net Income Per Share. Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method (see Note 18).
Recently Issued or Adopted Accounting Pronouncements. In May 2014, the FASB issued ASC 606, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 using the modified retrospective method for contracts that were not completed as of April 1, 2018, and recorded a reduction of $600,000 to Accrued liabilities and a corresponding increase to Retained earnings related to gross margin on home sales that were previously deferred for the cumulative effect of the adoption. Prior periods were not restated. There were no significant changes to processes or internal controls as a result of the adoption of ASC 606. See Note 2 for additional information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The Company adopted ASU 2016-01 on April 1, 2018 using the modified retrospective transition method. Upon adoption, the Company reclassified $1.6 million in unrealized gains, net of $541,000 of tax, related to available for sale equity investment securities from Accumulated other comprehensive income to Retained earnings as a cumulative-effect adjustment. Under the new guidance, these securities will continue to be measured at fair value; however, the changes in unrealized net holding gains and losses will be reported in earnings instead of recording these amounts in AOCI on the Consolidated Balance Sheets. Comparative information continues to be reported under the accounting standards in effect for the period. The effect of the change for fiscal 2019 was a decrease in Income before income taxes of $171,000 which impacts either Net revenue or Other income, net on the Consolidated Statements of Comprehensive Income, depending on the nature of the investment.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). This guidance amends the existing accounting considerations and treatments for leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. In addition, disclosures of key information about leasing arrangements are required. ASU 2016-02 will be effective beginning with the first quarter of the Company's fiscal year 2020, and the Company will utilize the FASB's optional transition method allowed under ASU 2018-11, Leases: Targeted Improvements, which allows leases to be recognized and measured at the date of adoption. The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, the option to account for separate lease and non-lease components as a single unit, and the option to exclude right-of-use assets and lease liabilities that arise from short-term leases (i.e. leases with terms of twelve months or less). The Company has substantially completed its assessment and has determined recognition of new right-of-use assets and lease liabilities that will increase assets and liabilities on the Company's Consolidated Balance Sheets by less than 3% with no adjustment to Retained earnings anticipated. The standard is not expected to have a material impact on the Consolidated Statement of Comprehensive Income.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, which now requires a forward-looking impairment model based on expected losses rather than incurred losses. The guidance also requires increased disclosures. ASU 2016-13 will be effective beginning with the first quarter of the Company's fiscal year 2021 and is to be applied using a modified retrospective transition method. Early adoption is permitted. The Company does not plan to early adopt the guidance and is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"), which requires restricted cash to be included with cash and cash equivalents when reconciling beginning and ending cash on the statement of cash flows. The Company adopted ASU 2016-18 on April 1, 2018 using the retrospective transition method. The comparative information in our Consolidated Statements of Cash Flows has been adjusted accordingly. The impact from adoption of this guidance was not material to our Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	March 30, 2019	March 31, 2018	April 1, 2017
Cash and cash equivalents	$187,370	$186,766	$132,542
Restricted cash, current	12,148	11,228	11,573
Restricted cash	351	1,264	724
	$199,869	$199,258	$144,839
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's Consolidated Financial Statements upon adoption.
2. Revenue from Contracts with Customers
As discussed in Note 1, the Company adopted ASC 606 on April 1, 2018. Our revenue recognition practices under ASC 606 do not differ materially from prior practices. Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when, or as, the customer obtains control of that good or service. Revenues are based on the consideration expected to be received in connection with our promises to deliver goods and services to our customers.
Site Improvements on Retail Sales. Under previous guidance, the Company recorded sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements, net of associated costs. Such services are provided as a convenience to the customer. As the Company is involved in the selection of subcontractors, under ASC 606, we have concluded that it is appropriate to recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2019, 2018 and 2017 were $24.9 million, $21.2 million and $18.8 million, respectively.
Additional Items. Expected consideration, and therefore revenue, reflects reductions for returns, allowances, and other incentives, some of which may be contingent on future events. Additionally, the Company's volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
In customer contracts for retail sales of manufactured homes, consideration includes certain state and local excise taxes billed to customers when those taxes are levied directly upon us by the taxing authorities. Expected consideration excludes sales and other taxes collected on behalf of taxing authorities. The Company elects to treat consideration for freight performed as a fulfillment activity. Therefore, Net revenue includes consideration for freight and other fulfillment activities performed prior to the customer obtaining control of the goods.
Practical Expedients and Exemptions. The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within Selling, general and administrative expenses. In addition, the Company does not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less.

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue. All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above. Other items included in our consolidated revenues are primarily related to financial services, including manufactured housing consumer finance and insurance, which are not within the scope of ASC 606.

Fiscal year ended March 30, 2019
Factory-built housing
U.S. Housing and Urban Development code homes	$727,950
Modular homes	90,636
Park model RVs	38,057
Other (1)	49,083
Net revenue from factory-built housing	905,726
Financial services
Insurance agency commissions received from third-party insurance companies	3,065
Other	53,955
Net revenue from financial services	57,020
Total Net revenue	$962,746

(1)	Other factory-built housing revenue from ancillary products and services including used homes, freight and other services.
Impacts on Consolidated Financial Statements. The impacts to our Consolidated Financial Statements as a result of ASC 606 implementation are as follows (in thousands):

	March 30, 2019
Consolidated Balance Sheet	As Reported	Adjustments	Balance without ASC 606 Adoption
Accrued liabilities	$125,181	$1,750	$126,931
Total current liabilities	174,008	1,750	175,758
Deferred income taxes	7,002	(461)	6,541
Retained earnings	280,078	(1,289)	278,789
Total stockholders' equity	529,588	(1,289)	528,299

	Fiscal year ended March 30, 2019
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$962,746	$(32,420)	$930,326
Cost of sales	757,040	(31,047)	725,993
Gross profit	205,706	(1,373)	204,333
Selling, general and administrative expenses	121,568	(289)	121,279
Income from operations	84,138	(1,084)	83,054
Income before income taxes	86,676	(1,084)	85,592
Income tax expense	(18,054)	250	(17,804)
Net income	68,622	(834)	67,788

3. Restricted Cash
Restricted cash consists of the following (in thousands):

	March 30, 2019	March 31, 2018
Cash related to CountryPlace customer payments to be remitted to third parties	$10,426	$9,180
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	634	1,311
Other restricted cash	1,439	2,001
	$12,499	$12,492
Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments and deposits.
4. Investments
Investments consist of the following (in thousands):

	March 30, 2019	March 31, 2018
Available-for-sale debt securities	$13,408	$16,181
Marketable equity securities	11,073	10,405
Non-marketable equity investments	20,276	18,853
	$44,757	$45,439
The Company's investments in marketable equity securities consist of investments in common stock of industrial and other companies.
Non-marketable equity investments includes $15.0 million as of March 30, 2019 and March 31, 2018, of contributions to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable investments include investments in other distribution operations.
The Company records investments in fixed maturity securities classified as available-for-sale at fair value and records the difference between fair value and cost in other comprehensive income. The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	March 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(3)	$297
Residential mortgage-backed securities	6,625	3	(119)	6,509
State and political subdivision debt securities	4,883	117	(17)	4,983
Corporate debt securities	1,635	3	(19)	1,619
	$13,443	$123	$(158)	$13,408

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government debt securities	$300	$—	$(7)	$293
Residential mortgage-backed securities	7,654	—	(155)	7,499
State and political subdivision debt securities	6,377	109	(149)	6,337
Corporate debt securities	2,081	1	(30)	2,052
	$16,412	$110	$(341)	$16,181

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$297	$(3)	$297	$(3)
Residential mortgage-backed securities	1,066	(9)	5,206	(110)	6,272	(119)
State and political subdivision debt securities	353	—	2,319	(17)	2,672	(17)
Corporate debt securities	243	(8)	1,073	(11)	1,316	(19)
	$1,662	$(17)	$8,895	$(141)	$10,557	$(158)

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$293	$(7)	$—	$—	$293	$(7)
Residential mortgage-backed securities	3,185	(52)	3,909	(103)	7,094	(155)
State and political subdivision debt securities	2,224	(40)	2,180	(109)	4,404	(149)
Corporate debt securities	1,384	(12)	367	(18)	1,751	(30)
	$7,086	$(111)	$6,456	$(230)	$13,542	$(341)
Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired at March 30, 2019.

The amortized cost and fair value of the Company's investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 30, 2019
	Amortized Cost	Fair Value
Due in less than one year	$1,265	$1,258
Due after one year through five years	2,954	2,927
Due after five years through ten years	—	—
Due after ten years	2,599	2,714
Mortgage-backed securities	6,625	6,509
	$13,443	$13,408
The Company recognizes investment gains and losses on debt securities when we sell or otherwise dispose of securities on a specific identification method. There were no gross gains realized on the sale of debt securities for fiscal years 2019, 2018 and 2017. Gross losses realized were $38,000, $63,000, and $43,000 for fiscal years 2019, 2018 and 2017, respectively.
Beginning in fiscal year 2019, we recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses for fiscal years 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Marketable equity securities:
Unrealized net losses on securities held at the end of the period	$(291)	$—	—
Net losses during fiscal 2019 on securities sold in fiscal 2019	(64)	—	—
Gross realized gains	—	5,962	1,118
Gross realized losses	—	(203)	(370)
Total net (loss) gain on marketable equity securities	$(355)	$5,759	$748
5. Inventories
Inventories consist of the following (in thousands):

	March 30, 2019	March 31, 2018
Raw materials	$33,701	$36,124
Work in process	12,212	13,670
Finished goods and other	70,290	59,358
	$116,203	$109,152

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	March 30, 2019	March 31, 2018
Loans held for investment (at Acquisition Date)	$44,375	$51,798
Loans held for investment (originated after Acquisition Date)	20,580	21,183
Loans held for sale	11,288	12,830
Construction advances	12,883	11,088
Consumer loans receivable	89,126	96,899
Deferred financing fees and other, net	(1,926)	(1,551)
Allowance for loan losses	(415)	(397)
Consumer loans receivable, net	$86,785	$94,951
The allowance for loan losses is developed at the loan level and allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the loan characteristics and historical loss experience. The Company then makes a determination of the best estimate within the range of loan losses. The allowance for loan losses reflects the Company's judgment of the probable loss exposure on its loans held for investment portfolio.
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

	March 30, 2019	March 31, 2018
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$100,595	$120,096
Purchase discount:
Accretable	(36,672)	(44,481)
Non-accretable difference	(19,502)	(23,711)
Less consumer loans receivable reclassified as other assets	(46)	(106)
Total acquired consumer loans receivable held for investment, net	$44,375	$51,798

Over the life of the acquired loans, the Company estimates cash flows expected to be collected to determine if an allowance for loan loss subsequent to the Acquisition Date is required (see further discussion in Note 1). The weighted averages of assumptions used in the calculation of expected cash flows to be collected are as follows:

	March 30, 2019	March 31, 2018
Prepayment rate	17.1%	16.0%
Default rate	1.1%	1.2%
Assuming there was a 1% (100 basis points) unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of March 30, 2019, would decrease by approximately $938,000 and $2.6 million for the expected prepayment rate and expected default rate, respectively.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018
Balance at the beginning of the period	$44,481	$56,686
Additions	—	—
Accretion	(7,588)	(8,453)
Reclassifications to nonaccretable discount	(221)	(3,752)
Balance at the end of the period	$36,672	$44,481
The consumer loans held for investment have the following characteristics:

	March 30, 2019	March 31, 2018
Weighted average contractual interest rate	8.49%	8.57%
Weighted average effective interest rate	9.11%	9.34%
Weighted average months to maturity	163	168

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	March 30, 2019
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$401	$245	$266	$—	$—	$912
620-719	8,448	5,996	10,266	—	—	24,710
720+	9,090	5,419	8,436	—	617	23,562
Other	47	—	390	—	—	437
Subtotal	17,986	11,660	19,358	—	617	49,621
Conforming mortgages
0-619	—	—	83	—	460	543
620-719	—	—	2,202	8,061	6,885	17,148
720+	—	—	684	4,822	3,326	8,832
Subtotal	—	—	2,969	12,883	10,671	26,523
Non-conforming mortgages
0-619	78	344	991	—	—	1,413
620-719	994	4,008	2,687	—	—	7,689
720+	1,238	2,053	369	—	—	3,660
Other	—	—	214	—	—	214
Subtotal	2,310	6,405	4,261	—	—	12,976
Other Loans	—	—	6	—	—	6
	$20,296	$18,065	$26,594	$12,883	$11,288	$89,126

	March 31, 2018
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$465	$354	$330	$—	$—	$1,149
620-719	10,102	7,107	8,587	—	245	26,041
720+	10,594	6,410	11,285	—	155	28,444
Other	49	—	403	—	—	452
Subtotal	21,210	13,871	20,605	—	400	56,086
Conforming mortgages
0-619	—	—	156	141	179	476
620-719	—	—	2,137	6,428	6,479	15,044
720+	—	—	199	4,519	5,663	10,381
Other	—	—	116	—	109	225
Subtotal	—	—	2,608	11,088	12,430	26,126
Non-conforming mortgages
0-619	82	405	1,047	—	—	1,534
620-719	1,120	4,378	3,093	—	—	8,591
720+	1,348	2,526	395	—	—	4,269
Other	—	—	282	—	—	282
Subtotal	2,550	7,309	4,817	—	—	14,676
Other loans	—	—	11	—	—	11
	$23,760	$21,180	$28,041	$11,088	$12,830	$96,899
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of March 30, 2019, 44% of the outstanding principal balance of consumer loans receivable portfolio is concentrated in Texas and 12% is concentrated in Florida. As of March 31, 2018, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11% was concentrated in Florida. No other state had concentrations in excess of 10% of the principal balance of the consumer loan receivable as of March 30, 2019 or March 31, 2018.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.5 million as of March 30, 2019 and March 31, 2018, and are included in Prepaid and other assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $1.5 million and $1.1 million as of March 30, 2019 and March 31, 2018, respectively.

7. Commercial Loans Receivable and Allowance for Loan Losses
The Company's commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of our independent distributors, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for the independent distributors, communities and developers' financed home purchases. The notes are secured by the home as collateral and, in some instances, other security. The other terms of direct arrangements vary depending on the needs of the borrower and the opportunity for the Company.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to distributors to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivable, net, consist of the following by class of financing notes receivable (in thousands):

	March 30, 2019	March 31, 2018
Direct loans receivable	$42,899	$16,368
Participation loans receivable	495	275
Allowance for loan losses	(180)	(42)
Deferred financing fees, net	(208)	—
	$43,006	$16,601
The commercial loans receivable balance has the following characteristics:

	March 30, 2019	March 31, 2018
Weighted average contractual interest rate	5.7%	4.6%
Weighted average months to maturity	7	6
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan losses was not needed at either March 30, 2019 or March 31, 2018.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent distributors, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related loans receivable, considering potential exposures including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded an allowance for loan losses of $180,000 and $42,000 at March 30, 2019 and March 31, 2018, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018
Balance at beginning of period	$42	$210
Provision for commercial loan credit losses	138	(168)
Loans charged off, net of recoveries	—	—
Balance at end of period	$180	$42
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Commercial loans receivable:
Collectively evaluated for impairment	$18,018	$4,193	$—	$—
Individually evaluated for impairment	24,881	12,175	495	275
	$42,899	$16,368	$495	$275
Allowance for loan losses:
Collectively evaluated for impairment	$(180)	$(42)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(180)	$(42)	$—	$—
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At March 30, 2019, there are no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At March 30, 2019, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Risk profile based on payment activity:
Performing	$42,899	$16,368	$495	$275
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$42,899	$16,368	$495	$275

The Company has concentrations of commercial loans receivable related to factory-built homes located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	March 30, 2019	March 31, 2018
California	21.1%	14.4%
Arizona	16.3%	16.7%
Oregon	10.4%	14.7%
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses. The Company did not have concentrations in excess of 10% of the principal balance of commercial loans receivable in any other states as of March 30, 2019.
The Company had concentrations of commercial loans receivable with one independent third-party and its affiliates that equaled 22.0% and 37.4% of the principal balance outstanding, all of which was secured, as of March 30, 2019 and March 31, 2018, respectively.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 30, 2019	March 31, 2018
Property, plant and equipment, at cost:
Land	$21,359	$24,001
Buildings and improvements	42,976	39,613
Machinery and equipment	27,053	24,154
	91,388	87,768
Accumulated depreciation	(27,904)	(24,413)
Property, plant and equipment, net	$63,484	$63,355
Depreciation expense was $4.4 million in fiscal year 2019, $3.7 million in fiscal year 2018 and $3.3 million in fiscal year 2017.
Included in the amounts above are certain assets under capital leases. See Note 9 for additional information.
9. Capital Leases
On April 3, 2017, in connection with the purchase of Lexington Homes, the Company recorded capital leases covering manufacturing facilities and land in Lexington, Mississippi. The following amounts were recorded for the leased assets as of March 30, 2019 and March 31, 2018 (in thousands):

	March 30, 2019	March 31, 2018
Land	$699	$699
Buildings and improvements	1,050	1,050
	1,749	1,749
Accumulated amortization	(70)	(35)
Leased assets, net	$1,679	$1,714

The future minimum payments under the leases for future fiscal years is as follows (in thousands):

2020	$766
2021	73
2022	73
2023	73
2024	73
Thereafter	123
Total remaining lease payments	$1,181
Less: Amount representing interest	(106)
Present value of future minimum lease payments	$1,075
10. Goodwill and Other Intangibles
Goodwill and other intangibles consist of the following (in thousands):

	March 30, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived:
Goodwill	$72,920	$—	$72,920	$72,920	$—	$72,920
Trademarks and trade names	7,200	—	7,200	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	81,220	—	81,220	81,220	—	81,220
Finite lived:
Customer relationships	7,100	(5,970)	1,130	7,100	(5,756)	1,344
Other	1,384	(1,038)	346	1,384	(928)	456
Total goodwill and other intangible assets	$89,704	$(7,008)	$82,696	$89,704	$(6,684)	$83,020
Amortization expense recognized on intangible assets was $324,000 during fiscal year 2019 and $368,000 during each of fiscal years 2018 and 2017.
Expected amortization for future fiscal years is as follows (in thousands):

2020	$320
2021	318
2022	245
2023	163
2024	157
Thereafter	273

11. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 30, 2019	March 31, 2018
Salaries, wages and benefits	$25,257	$24,416
Unearned insurance premiums	18,305	17,432
Customer deposits	17,804	21,294
Estimated warranties	17,069	16,638
Accrued volume rebates	10,412	7,778
Insurance loss reserves	6,686	6,157
Accrued self-insurance	5,171	5,320
Company repurchase options on certain loans sold	3,810	5,637
Reserve for repurchase commitments	2,362	2,207
Accrued taxes	1,767	1,986
Capital lease obligation	1,075	1,155
Deferred margin	—	600
Other	15,463	15,880
	$125,181	$126,500
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	March 30, 2019	March 31, 2018	April 1, 2017
Balance at beginning of period	$16,638	$15,479	$13,371
Purchase accounting additions	—	838	—
Charged to costs and expenses	29,591	25,911	24,282
Payments and deductions	(29,160)	(25,590)	(22,174)
Balance at end of period	$17,069	$16,638	$15,479
13. Debt Obligations
Debt obligations primarily consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt obligations (in thousands):

	March 30, 2019	March 31, 2018
Acquired securitized financings (acquired as part of the Palm Harbor transaction)
Securitized financing 2005-1	$—	$20,524
Securitized financing 2007-1	18,364	22,552
Other secured financings	4,487	4,966
Secured credit facilities	11,289	11,770
	$34,140	$59,812

Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to ASC 310-30 to accrete the discount.
The following table summarizes acquired securitized financings (in thousands):

	March 30, 2019	March 31, 2018
Securitized financings – contractual amount	$18,855	$46,591
Purchase Discount
Accretable	(491)	(3,515)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$18,364	$43,076
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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	March 30, 2019	March 31, 2018
Balance at the beginning of the period	$3,515	$7,636
Additions	—	—
Accretion	(2,830)	(3,336)
Adjustment to cash flows	(194)	(785)
Balance at the end of the period	$491	$3,515
Prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed an initial securitization (2005-1) and a second securitized borrowing (2007-1). On January 15, 2019, the Company exercised its right to repurchase the 2005-1 securitized loan portfolio for $19.4 million in cash, which included $210,000 in interest and fees. As of March 30, 2019, only the Class A-4 of the 2007-1 securitized loan portfolio, originally totaling $25.1 million with a coupon rate of 5.846%, remained outstanding, with an estimated call date in August 2019. It is anticipated that the Company will repurchase or refinance this outstanding facility prior to the call date. In addition to the Class A-4 of the 2007-1 securitized loan portfolio, the Class A-4 of the 2005-1 securitized loan portfolio, with an original amount of $24.5 million and a coupon rate of 5.593%, was outstanding as of March 31, 2018.

CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, is payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of March 30, 2019, the 2007-1 securitized loan portfolio was within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of March 30, 2019, the outstanding balance of the converted loans was $11.3 million at a weighted average interest rate of 4.9%, with $5.0 million available to draw. Amounts available to draw bear interest at 5.15%. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate will never be less than 5.00% or greater than 6.00%.
Scheduled maturities for future fiscal years of the Company's debt obligations consist of the following (in thousands):

2020	$19,522
2021	1,265
2022	1,578
2023	1,429
2024	1,291
Thereafter	9,055
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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Year Ended
	March 30, 2019		March 31, 2018
	Written	Earned	Written	Earned
Direct premiums	$17,883	$17,097	$16,703	$16,493
Assumed premiums—nonaffiliate	25,479	25,284	24,614	25,010
Ceded premiums—nonaffiliate	(12,526)	(12,526)	(12,924)	(12,924)
Net premiums	$30,836	$29,855	$28,393	$28,579
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
The Company has reinsurance reinstatement premium protection coverage, which will assist in reducing premium repurchase expense in the event of a catastrophic weather claim.
15. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduces the federal corporate tax rate to 21% for our fiscal year ending March 30, 2019. As a result of these changes, our fiscal year ended March 31, 2018, had a federal corporate tax rate of 31.54%, which is based on the tax rate before and after the Tax Act and the number of days in the fiscal year.
In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 that allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has completed the analysis of the various provisions of the Tax Act, and there were no significant changes from the provisional amounts recorded in the Consolidated Financial Statements for the year ended March 31, 2018.
The provision for income taxes for fiscal years 2019, 2018 and 2017 were as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Current
Federal	$16,086	$19,008	$15,924
State	2,209	2,323	1,131
Total current	18,295	21,331	17,055
Deferred
Federal	(347)	(4,315)	(13)
State	106	5	284
Total deferred	(241)	(4,310)	271
Total income tax provision	$18,054	$17,021	$17,326

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates of 21%, 31.54% and 35% for fiscal years 2019, 2018 and 2017, respectively, to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Federal income tax at statutory rate	$18,202	$24,766	$19,348
State income taxes, net of federal benefit	3,111	2,330	1,428
Stock-based compensation	(2,507)	(2,121)	—
Tax credits	(1,506)	(1,776)	(1,826)
Impact of Tax Act	314	(4,824)	—
Domestic production activities deduction	—	(2,001)	(1,422)
Other	440	647	(202)
Total income tax provision	$18,054	$17,021	$17,326

Net long-term deferred tax assets and liabilities were as follows (in thousands):

	March 30, 2019	March 31, 2018
Net long-term deferred tax (liabilities) assets
Goodwill	$(15,644)	$(15,637)
Property, plant, equipment and depreciation	(4,157)	(3,575)
Warranty reserves	4,097	4,033
Loan discount	3,075	3,662
Stock-based compensation	2,564	2,177
Prepaid expenses	(2,142)	(1,585)
Other intangibles	(1,791)	(1,581)
Salaries and wages	1,751	1,741
Accrued volume rebates	1,734	575
Inventory	1,158	1,196
Other	2,353	1,417
	$(7,002)	$(7,577)
The effective income tax rate for the current year was positively impacted by the timing of certain tax credits and deductions, a lower federal income tax rate related to the Tax Act and a $2.5 million benefit from the current year adoption of accounting standards that required excess tax benefits on stock option exercises to be recorded as a reduction of Income tax expense instead of equity, as was previously required. The Company has realized benefit from tax credits, including research and development, fuel, energy efficient home and work opportunity tax credits.
The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2019, 2018 and 2017, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. At March 30, 2019, the Company has state net operating loss carryforwards that total $275,000, which begin to expire in 2035.

The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 30, 2019, the Company evaluated its historical profits earned and forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits as we have historically and to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In August 2017, the Company received a notice of examination from the Internal Revenue Service ("IRS") for the Company's federal income tax return for the fiscal year ended April 2, 2016. In July 2018, the Company received notice from the IRS that its examination was complete and resulted in no changes. In general, the Company is no longer subject to examination by the IRS for years before fiscal year 2017 or state and local income tax examinations by tax authorities for years before fiscal year 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.
16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. The risk of loss under these agreements is spread over numerous distributors. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the distributor) and the risk of loss is further reduced by the resale value of the repurchased homes. The Company applies ASC 460 and ASC 450-20 to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to ASC 450-20). Management reviews the distributors' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate: (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.

(1)
The Company estimates the fair value of the non-contingent portion of its manufacturer's inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to distributors whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the Company's interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the distributor's interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer's repurchase agreement in force. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the distributor sells the home.

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

Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a distributor will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in distributors' financial conditions, the Company evaluates the probability of default for distributors who are identified at an elevated risk of default and applies a probability of default, based on historical default rates. Commensurate with this default probability evaluation, the Company reviews repurchase notifications received from floor plan sources and reviews distributor inventory for expected repurchase notifications based on various communications from the lenders and distributors. The Company's repurchase commitments for the distributors in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to revenue.
The maximum amount for which the Company was liable under such agreements approximated $77.1 million at March 30, 2019, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $2.4 million and $2.2 million at March 30, 2019 and March 31, 2018, respectively. Activity in the liability for estimated repurchase contingencies was as follows for fiscal years 2019, 2018 and 2017 (in thousands):

	Fiscal Year
	2019	2018	2017
Balance at beginning of period	$2,207	$1,749	$1,660
Charged to costs and expenses	469	624	168
Payments and deductions	(314)	(166)	(79)
Balance at end of period	$2,362	$2,207	$1,749
Leases. The Company leases certain equipment and facilities under operating leases with various renewal options. Rent expense was $5.2 million for the fiscal year ended March 30, 2019 and $5.3 million for each of the fiscal years ended March 31, 2018 and April 1, 2017. Future minimum lease commitments for future fiscal years under all noncancelable operating leases having a remaining term in excess of one year are as follows (in thousands):

2020	$2,292
2021	2,197
2022	1,389
2023	1,072
2024 and thereafter	1,372
$8,322
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding at either March 30, 2019 or March 31, 2018.
Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during the period of home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried in the Consolidated Balance Sheets at the amount advanced less a valuation allowance, which are included in Consumer loans receivable. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 30, 2019	March 31, 2018
Construction loan contract amount	$28,230	$27,093
Cumulative advances	(12,883)	(11,088)
Remaining construction contingent commitment	$15,347	$16,005
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million as of March 30, 2019 and March 31, 2018, included in Accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan defect rates to estimate the liability for loan repurchases and indemnifications. During the year ended March 30, 2019, no claim request resulted in an indemnification agreement being executed.
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
As of March 30, 2019, CountryPlace had outstanding IRLCs with a notional amount of $14.7 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are recorded in Other assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal years 2019, 2018 and 2017, CountryPlace recognized a gain of $23,000, a loss of $47,000 and a gain of $27,000, respectively, on the outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of March 30, 2019, CountryPlace had $40.7 million in outstanding notional forward sales of MBS and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Other current assets in the Consolidated Balance Sheets. During the years ended March 30, 2019, March 31, 2018 and April 1, 2017, CountryPlace recognized a loss of $86,000, a gain of $113,000 and a loss of $55,000, respectively, on forward sales and whole loan sale commitments.
Legal Matters. On August 20, 2018, the Company received a subpoena from the SEC's Division of Enforcement requesting certain documents relating to, among other items, trading in the stock of another public company. On October 1, 2018, the SEC sent a subpoena for documents and testimony to Joseph Stegmayer, the Company's former Chairman, President and Chief Executive Officer, regarding similar issues. In addition, on November 9, 2018 and March 18, 2019, the Company received subpoenas that contained duplicate document requests from Mr. Stegmayer's subpoena as well as requests for more information on the same matter. At this time, the Company believes that Mr. Stegmayer traded in certain publicly traded stock in his personal accounts as well as in accounts held by the Company at a time when the Company had agreed to refrain from such trading. The Audit Committee of the Board of Directors (the "Audit Committee") initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry, and that investigation has concluded. The results of this investigation have been shared with the staff at the SEC. The Company intends to cooperate fully with the SEC.
The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to its business. We accrue legal fees in connection with these and other proceedings as those fees are incurred as a period cost. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.
17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company’s common stock, of which 296,669 shares were still available for grant as of March 30, 2019. When options are exercised, new shares of the Company’s common stock are issued. Stock options may not be granted below 100% of the fair market value of the Company’s common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock typically vest over a one to five year period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors). The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of ASC 718. Stock option compensation expense, decreased income before income taxes by approximately $3.4 million, $2.3 million and $2.1 million for fiscal years 2019, 2018 and 2017, respectively. As of March 30, 2019, total unrecognized compensation cost related to stock options was approximately $4.5 million and the related weighted-average period over which it is expected to be recognized is approximately 3.40 years.

The following table summarizes the option activity within the Company’s stock-based compensation plans for the fiscal years 2019, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at April 2, 2016	491,980	$51.91
Granted	116,850	98.93
Exercised	(121,275)	30.02
Canceled or expired	(22,625)	80.21
Options outstanding at April 1, 2017	464,930	$68.01	3.83	$42,194
Granted	42,000	131.93
Exercised	(87,925)	42.54
Canceled or expired	(800)	99.65
Options outstanding at March 31, 2018	418,205	$79.73	3.78	$60,439
Granted	73,750	194.08
Exercised	(74,144)	53.78
Canceled or expired	(6,700)	150.34
Options outstanding at March 30, 2019	411,111	$102.71	3.74	$61,025

Exercisable at April 1, 2017	244,025	$50.77	2.29	$23,626
Exercisable at March 31, 2018	203,721	$61.38	2.49	$30,631
Exercisable at March 30, 2019	197,663	$71.28	2.35	$31,296
The weighted-average estimated fair value of employee stock options granted during fiscal years 2019, 2018 and 2017 were $64.55, $42.30 and $35.55, respectively. The total intrinsic value of options exercised during fiscal years 2019, 2018 and 2017 was $12.3 million, $7.7 million and $7.8 million, respectively.
The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year
	2019	2018	2017
Volatility	31.5%	32.3%	38.3%
Risk-free interest rate	2.7%	1.9%	1.1%
Dividend yield	—%	—%	—%
Expected option life in years	5.18	5.14	5.24
Estimated forfeiture rate	7.0%	7.0%	6.0%

18. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2019, 2018 and 2017 (dollars in thousands, except per share amounts):

	Fiscal Year
	2019	2018	2017
Net income	$68,622	$61,502	$37,955
Weighted average shares outstanding:
Basic	9,080,878	9,024,437	8,976,064
Effect of dilutive securities	187,859	177,269	129,679
Diluted	9,268,737	9,201,706	9,105,743
Net income per share:
Basic	$7.56	$6.82	$4.23
Diluted	$7.40	$6.68	$4.17
There were 13,862 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended March 30, 2019, 4,116 for the year ended March 31, 2018 and 9,766 for the year ended April 1, 2017.
19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	March 30, 2019		March 31, 2018
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$13,408	$13,408	$16,181	$16,181
Marketable equity securities (1)	11,073	11,073	10,405	10,405
Non-marketable equity investments (2)	20,276	20,276	18,853	18,853
Consumer loans receivable (3)	86,785	101,001	94,951	113,277
Interest rate lock commitment derivatives (4)	11	11	(12)	(12)
Forward loan sale commitment derivatives (4)	(59)	(59)	26	26
Commercial loans receivable (5)	43,006	43,582	16,601	16,972
Securitized financings and other (6)	(34,140)	(38,101)	(59,812)	(64,509)

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S. Treasury and Government (1)	$297	$—	$297	$—
Mortgage-backed securities (1)	6,509	—	6,509	—
Securities issued by states and political subdivisions (1)	4,983	—	4,983	—
Corporate debt securities (1)	1,619	—	1,619	—
Marketable equity securities (2)	11,073	11,073	—	—
Interest rate lock commitment derivatives (3)	11	—	—	11
Forward loan sale commitment derivatives (3)	(59)	—	—	(59)
Mortgage servicing rights (4)	1,372	—	—	1,372

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S. Treasury and Government (1)	$293	$—	$293	$—
Mortgage-backed securities (1)	7,499	—	7,499	—
Securities issued by states and political subdivisions (1)	6,337	—	6,337	—
Corporate debt securities (1)	2,052	—	2,052	—
Marketable equity securities (1)	8,695	8,695	—	—
Interest rate lock commitment derivatives (3)	(12)	—	—	(12)
Forward loan sale commitment derivatives (3)	26	—	—	26
Mortgage servicing rights (4)	1,410	—	—	1,410

(1)	Unrealized gains or losses on investments are recorded in AOCI at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the year ended March 30, 2019. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$76,319	$—	$—	$76,319
Loans held for sale	11,799	—	—	11,799
Loans held—construction advances	12,883	—	—	12,883
Commercial loans receivable	43,582	—	—	43,582
Securitized financings	(38,101)	—	(38,101)	—
Non-marketable equity investments	20,276	—	—	20,276

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Loans held for investment	$88,960	$—	$—	$88,960
Loans held for sale	13,229	—	—	13,229
Loans held—construction advances	11,008	—	—	11,008
Commercial loans receivable	16,972	—	—	16,972
Securitized financings	(64,509)	—	—	(64,509)
Non-marketable equity investments	18,853	—	—	18,853

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics, or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of March 30, 2019. As noted above, activity in the manufactured housing asset backed securities market is infrequent, with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
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

	March 30, 2019	March 31, 2018
Number of loans serviced with MSRs	4,557	4,346
Weighted average servicing fee (basis points)	31.59	32.03
Capitalized servicing multiple	77.97%	84.76%
Capitalized servicing rate (basis points)	24.63	27.15
Serviced portfolio with MSRs (in thousands)	$556,934	$519,167
Mortgage servicing rights (in thousands)	$1,372	$1,410
20. Employee Benefit Plans
The Company has self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $300,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $16.5 million, $15.5 million and $13.8 million for fiscal years 2019, 2018 and 2017, respectively.
The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2018, the Company match was 20% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over a four-year period. Employer matching contribution expense was $1.0 million, $839,000 and $728,000 for fiscal years 2019, 2018 and 2017, respectively.
21. Related Party Transactions
The Company has non-marketable equity investments in other distribution operations outside of our Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the year ended March 30, 2019, March 31, 2018 and April 1, 2017, the total amount of sales to related parties was $42.2 million, $38.8 million and $13.0 million, respectively. As of March 30, 2019 and March 31, 2018, there were a total of $6.2 million and $755,000 of commercial loans outstanding with certain related parties.
In fiscal year 2018, the Company recorded a gain of $1.9 million on the sale of equity securities to a related party in which the Company owns a 10% minority ownership interest. The arm's length transaction occurred at market rates.

22. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details net revenue and income before income taxes by segment (in thousands):

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Net revenue:
Factory-built housing	$905,726	$815,519	$720,971
Financial services	57,020	55,716	52,826
	$962,746	$871,235	$773,797
Net revenue for financial services consists of:
Finance	$21,425	$21,380	$20,517
Insurance	35,595	34,336	32,309
	$57,020	$55,716	$52,826
Income before income taxes:
Factory-built housing	$72,959	$66,636	$46,840
Financial services	13,717	11,887	8,441
	$86,676	$78,523	$55,281
Depreciation:
Factory-built housing	$4,318	$3,572	$3,221
Financial services	56	86	98
	$4,374	$3,658	$3,319
Amortization:
Factory-built housing	$136	$167	$167
Financial services	188	201	201
	$324	$368	$368
Income tax expense:
Factory-built housing	$14,891	$10,687	$14,349
Financial services	3,163	6,334	2,977
	$18,054	$17,021	$17,326
Capital expenditures:
Factory-built housing	$7,522	$8,121	$5,281
Financial services	114	265	14
	$7,636	$8,386	$5,295

	March 30, 2019	March 31, 2018
Total assets:
Factory-built housing	$533,913	$484,231
Financial services	191,303	190,549
	$725,216	$674,780

23. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2019 and 2018 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended March 30, 2019
Net revenue	$246,403	$241,530	$233,700	$241,113	$962,746
Gross profit	51,476	49,416	49,021	55,793	205,706
Net income	19,691	15,576	13,384	19,971	68,622
Net income per share:
Basic	$2.18	$1.72	$1.47	$2.20	$7.56
Diluted	$2.12	$1.67	$1.44	$2.17	$7.40
Fiscal year ended March 31, 2018
Net revenue	$206,816	$200,507	$221,383	$242,529	$871,235
Gross profit	41,966	34,554	49,856	54,304	180,680
Net income	11,753	6,182	21,427	22,140	61,502
Net income per share:
Basic	$1.30	$0.69	$2.37	$2.45	$6.82
Diluted	$1.28	$0.67	$2.33	$2.40	$6.68