Form 10-Q
period 2019-06-29
CAVCO INDUSTRIES INC.
filed 2019-07-30
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number 000-08822

CAVCO INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware		56-2405642
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3636 North Central Ave, Ste 1200
Phoenix	Arizona	85012
(Address of principal executive offices, including zip code)
602-256-6263
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	CVCO	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 26, 2019, 9,115,225 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 29, 2019

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 29, 2019	March 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199,820	$187,370
Restricted cash, current	12,853	12,148
Accounts receivable, net	41,952	40,701
Short-term investments	13,230	12,620
Current portion of consumer loans receivable, net	31,035	30,058
Current portion of commercial loans receivable, net	16,693	15,234
Inventories	118,532	116,203
Assets held for sale	3,030	3,061
Prepaid expenses and other current assets	41,903	44,654
Total current assets	479,048	462,049
Restricted cash	351	351
Investments	32,533	32,137
Consumer loans receivable, net	54,946	56,727
Commercial loans receivable, net	29,965	27,772
Property, plant and equipment, net	64,376	63,484
Goodwill and other intangibles, net	82,616	82,696
Operating lease right-of-use assets	12,248	—
Total assets	$756,083	$725,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,816	$29,305
Accrued liabilities	130,371	125,181
Current portion of securitized financings and other	20,143	19,522
Total current liabilities	175,330	174,008
Operating lease liabilities	9,260	—
Deferred income taxes	6,957	7,002
Securitized financings and other	14,199	14,618

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,111,624 and 9,098,320 shares, respectively	91	91
Additional paid-in capital	248,825	249,447
Retained earnings	301,360	280,078
Accumulated other comprehensive income (loss)	61	(28)
Total stockholders' equity	550,337	529,588
Total liabilities and stockholders' equity	$756,083	$725,216
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net revenue	$264,042	$246,403
Cost of sales	203,744	194,927
Gross profit	60,298	51,476
Selling, general and administrative expenses	35,264	29,213
Income from operations	25,034	22,263
Interest expense	(486)	(972)
Other income, net	2,814	2,845
Income before income taxes	27,362	24,136
Income tax expense	(6,080)	(4,445)
Net income	$21,282	$19,691

Comprehensive income:
Net income	$21,282	$19,691
Reclassification adjustment for securities sold or matured	2	—
Applicable income taxes	(1)	—
Net change in unrealized position of investments held	111	6
Applicable income taxes	(23)	(1)
Comprehensive income	$21,371	$19,696

Net income per share:
Basic	$2.34	$2.18
Diluted	$2.31	$2.12
Weighted average shares outstanding:
Basic	9,102,685	9,048,579
Diluted	9,217,599	9,267,048

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$21,282	$19,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,240	1,104
Provision for credit losses	213	75
Deferred income taxes	(69)	640
Stock-based compensation expense	630	599
Non-cash interest income, net	(359)	(139)
Gain on sale of property, plant and equipment, net	—	(40)
Gain on investments and sale of loans, net	(4,031)	(3,361)
Changes in operating assets and liabilities:
Accounts receivable	(1,252)	(4,879)
Consumer loans receivable originated	(37,586)	(33,617)
Proceeds from sales of consumer loans	37,625	28,206
Principal payments on consumer loans receivable	2,176	3,462
Inventories	(2,329)	(1,285)
Prepaid expenses and other current assets	4,321	(282)
Commercial loans receivable	(3,682)	(14,103)
Accounts payable and accrued liabilities	(1,381)	1,814
Net cash provided by (used in) operating activities	16,798	(2,115)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,063)	(1,679)
Proceeds from sale of property, plant and equipment and assets held for sale	42	49
Purchases of investments	(2,110)	(2,026)
Proceeds from sale of investments	2,662	2,083
Net cash used in investing activities	(1,469)	(1,573)
FINANCING ACTIVITIES
Payments from exercise of stock options	(1,252)	(2,168)
Proceeds from secured financings and other	75	226
Payments on securitized financings	(997)	(2,157)
Net cash used in financing activities	(2,174)	(4,099)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,155	(7,787)
Cash, cash equivalents and restricted cash at beginning of the fiscal year	199,869	199,258
Cash, cash equivalents and restricted cash at end of the period	$213,024	$191,471
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,512	$6,170
Cash paid for interest	$289	$663
Supplemental disclosures of noncash activity:
Right-of-use assets recognized during the year	$13,043	$—
Operating lease obligations incurred	$13,505	$—
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of Cavco Industries, Inc. and its subsidiaries (collectively, the "Company" or "Cavco") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that we believe are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; and except for the events set forth in Note 23 of the Consolidated Financial Statements Notes ("Notes") of the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2019 ("Form 10-Q"), there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes included in the Company's 2019 Annual Report on Form 10-K for the year ended March 30, 2019, filed with the SEC on May 28, 2019 ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. The Company's current fiscal year will end on March 28, 2020.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs in 20 factories located throughout the United States, which are sold to a network of independent distributors, through the Company's 38 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
Adoption of New Accounting Standards.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842"). This guidance amends previous accounting considerations and treatments for leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet for both finance leases and operating leases. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset and for operating leases, the lessee recognizes straight-line lease expense.

Effective March 31, 2019, the Company adopted Topic 842 using the modified retrospective transition approach. This approach provides a method for recording existing leases at adoption, without restating comparative periods. The Company also elected to adopt the package of practical expedients provided in the guidance, which allowed the Company to retain the historical classification for each lease, and provided relief from reviewing existing or expired contracts to determine if they contain leases under the new guidance. In addition, an accounting policy election was made to account for non-lease and lease components as a single lease component for all asset classes. The Company also made an accounting policy election to exclude ROU assets and lease liabilities for leases with an initial term of twelve months or less from the Consolidated Balance Sheet.
Adoption of the new standard resulted in an addition of net operating lease ROU assets and lease liabilities of $13.0 million and $13.5 million, respectively, to the Company’s Consolidated Balance Sheet as of March 31, 2019. The difference between the additional lease assets and lease liabilities reflects existing accrued rent balances that were reclassified to the operating lease ROU asset as of March 31, 2019. The standard did not materially impact our consolidated Net income and had no impact on cash flows. See Note 9 for additional information.
Accounting Standards Issued But Not Yet Adopted.
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

2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the three months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Factory-built housing
U.S. Housing and Urban Development code homes	$202,479	$186,316
Modular homes	19,407	22,447
Park model RVs	12,861	11,727
Other (1)	14,021	12,272
Net revenue from factory-built housing	248,768	232,762
Financial services
Insurance agency commissions received from third-party insurance companies	1,155	632
Other (2)	14,119	13,009
Net revenue from financial services	15,274	13,641
Total Net revenue	$264,042	$246,403

(1)	Other factory-built housing revenue from ancillary products and services including freight, used homes and other services.

(2)	Other financial services revenue relates to consumer finance and insurance revenue that is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

3. Restricted Cash
Restricted cash consists of the following (in thousands):

	June 29, 2019	March 30, 2019
Cash related to CountryPlace customer payments to be remitted to third parties	$11,141	$10,426
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	457	634
Other restricted cash	1,606	1,439
	$13,204	$12,499

Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments and deposits.

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the accompanying Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	June 29, 2019	March 30, 2019	June 30, 2018	March 31, 2018
Cash and cash equivalents	$199,820	$187,370	$177,487	$186,766
Restricted cash, current	12,853	12,148	12,918	11,228
Restricted cash	351	351	1,066	1,264
Cash, cash equivalents and restricted cash per statement of cash flows	$213,024	$199,869	$191,471	$199,258

4. Investments
Investments consist of the following (in thousands):

	June 29, 2019	March 30, 2019
Available-for-sale debt securities	$13,094	$13,408
Marketable equity securities	12,117	11,073
Non-marketable equity investments	20,552	20,276
	$45,763	$44,757

The Company's investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of June 29, 2019 and March 30, 2019, non-marketable equity investments include contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable investments include investments in other distribution operations.
The Company records investments in fixed maturity securities classified as available-for-sale at fair value and records the difference between fair value and cost in Accumulated other comprehensive income (loss).
The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	June 29, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$6,742	$15	$(60)	$6,697
State and political subdivision debt securities	4,067	133	(4)	4,196
Corporate debt securities	1,908	4	(11)	1,901
U.S. Treasury and government debt securities	$300	$—	$—	$300
	$13,017	$152	$(75)	$13,094

	March 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$6,625	$3	$(119)	$6,509
State and political subdivision debt securities	4,883	117	(17)	4,983
Corporate debt securities	1,635	3	(19)	1,619
U.S. Treasury and government debt securities	300	—	(3)	297
	$13,443	$123	$(158)	$13,408

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 29, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$656	$(1)	$4,022	$(59)	$4,678	$(60)
State and political subdivision debt securities	—	—	405	(4)	405	(4)
Corporate debt securities	247	(4)	852	(7)	1,099	(11)
	$903	$(5)	$5,279	$(70)	$6,182	$(75)

	March 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government debt securities	$—	$—	$297	$(3)	$297	$(3)
Residential mortgage-backed securities	1,066	(9)	5,206	(110)	6,272	(119)
State and political subdivision debt securities	353	—	2,319	(17)	2,672	(17)
Corporate debt securities	243	(8)	1,073	(11)	1,316	(19)
	$1,662	$(17)	$8,895	$(141)	$10,557	$(158)

Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired as of June 29, 2019.

The amortized cost and fair value of the Company's investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	June 29, 2019
	Amortized Cost	Fair Value
Due in less than one year	$860	$858
Due after one year through five years	3,225	3,222
Due after five years through ten years	264	284
Due after ten years	1,926	2,033
Mortgage-backed securities	6,742	6,697
	$13,017	$13,094

The Company recognizes investment gains and losses on available-for-sale debt securities when it sells or otherwise disposes of securities on a specific identification method. There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three months ended June 29, 2019 or June 30, 2018.
The Company recognizes unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. Net investment gains and losses on marketable equity securities for the three months ended June 29, 2019 and June 30, 2018 are as follows (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Marketable equity securities:
Net gains on securities held	$952	$1,610
Net losses on securities sold	(1)	(40)
Total net gain on marketable equity securities	$951	$1,570

5. Inventories
Inventories consist of the following (in thousands):

	June 29, 2019	March 30, 2019
Raw materials	$32,783	$33,701
Work in process	12,474	12,212
Finished goods and other	73,275	70,290
	$118,532	$116,203

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	June 29, 2019	March 30, 2019
Loans held for investment (at Acquisition Date, defined below)	$42,782	$44,375
Loans held for investment (originated after Acquisition Date)	19,572	20,580
Loans held for sale	12,087	11,288
Construction advances	14,080	12,883
Consumer loans receivable	88,521	89,126
Deferred financing fees and other, net	(2,119)	(1,926)
Allowance for loan losses	(421)	(415)
	$85,981	$86,785

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
The Company acquired consumer loans receivable as part of its acquisition of Palm Harbor Homes, Inc. ("Palm Harbor") in April 2011 ("Acquisition Date"). As of the Acquisition Date, the Company determined the excess of the loan pool's scheduled contractual principal and interest payments over all cash flows expected as an amount that includes interest that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans includes interest that is accreted into interest income over the remaining life of the loans (referred to as accretable yield). Interest income on consumer loans receivable is recognized as Net revenue.

	June 29, 2019	March 30, 2019
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$96,397	$100,595
Purchase discount
Accretable	(34,881)	(36,672)
Non-accretable	(18,687)	(19,502)
Less consumer loans receivable reclassified as other assets	(47)	(46)
Total acquired consumer loans receivable held for investment, net	$42,782	$44,375

Over the life of the acquired loans, the Company estimates cash flows expected to be collected to determine if an allowance for loan loss subsequent to the Acquisition Date is required. The weighted averages of assumptions used in the calculation of expected cash flows to be collected were as follows:

	June 29, 2019	March 30, 2019
Prepayment rate	17.3%	17.1%
Default rate	1.1%	1.1%
Assuming there was a 1% (100 basis point) unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of June 29, 2019, would decrease by approximately $879,000 and $2.5 million for the expected prepayment rate and expected default rate, respectively.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Balance at the beginning of the period	$36,672	$44,481
Accretion	(1,767)	(1,899)
Reclassifications to non-accretable discount	(24)	291
Balance at the end of the period	$34,881	$42,873

The consumer loans held for investment have the following characteristics:

	June 29, 2019	March 30, 2019
Weighted average contractual interest rate	8.52%	8.49%
Weighted average effective interest rate	8.97%	9.11%
Weighted average months to maturity	160	163

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	June 29, 2019
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$389	$236	$260	$—	$—	$885
620-719	8,073	5,790	10,083	—	57	24,003
720+	8,647	5,188	8,293	—	226	22,354
Other	46	—	386	—	—	432
Subtotal	17,155	11,214	19,022	—	283	47,674
Conforming mortgages
0-619	—	—	160	—	142	302
620-719	—	—	1,437	8,027	7,665	17,129
720+	—	—	590	6,053	3,841	10,484
Other	—	—	—	—	156	156
Subtotal	—	—	2,187	14,080	11,804	28,071
Non-conforming mortgages
0-619	77	337	961	—	—	1,375
620-719	983	3,967	2,631	—	—	7,581
720+	1,228	2,034	368	—	—	3,630
Other	—	—	185	—	—	185
Subtotal	2,288	6,338	4,145	—	—	12,771
Other loans	—	—	5	—	—	5
	$19,443	$17,552	$25,359	$14,080	$12,087	$88,521

	March 30, 2019
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$401	$245	$266	$—	$—	$912
620-719	8,448	5,996	10,266	—	—	24,710
720+	9,090	5,419	8,436	—	617	23,562
Other	47	—	390	—	—	437
Subtotal	17,986	11,660	19,358	—	617	49,621
Conforming mortgages
0-619	—	—	83	—	460	543
620-719	—	—	2,202	8,061	6,885	17,148
720+	—	—	684	4,822	3,326	8,832
Subtotal	—	—	2,969	12,883	10,671	26,523
Non-conforming mortgages
0-619	78	344	991	—	—	1,413
620-719	994	4,008	2,687	—	—	7,689
720+	1,238	2,053	369	—	—	3,660
Other	—	—	214	—	—	214
Subtotal	2,310	6,405	4,261	—	—	12,976
Other loans	—	—	6	—	—	6
	$20,296	$18,065	$26,594	$12,883	$11,288	$89,126

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of June 29, 2019, 42% of the outstanding principal balance of the consumer loans receivable portfolio is concentrated in Texas and 11% is concentrated in Florida. As of March 30, 2019, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 29, 2019 or March 30, 2019.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.7 million and $1.5 million as of June 29, 2019 and March 30, 2019, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $1.0 million and $1.5 million as of June 29, 2019 and March 30, 2019, respectively.

7. Commercial Loans Receivable and Allowance for Loan Losses
The Company's commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of the Company's independent distributors, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for financed home purchases by independent distributors, communities and developers. The notes are secured by the homes as collateral and, in some instances, other security. The other terms of direct arrangements vary depending on the needs of the borrower and the opportunity for the Company.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to distributors to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	June 29, 2019	March 30, 2019
Direct loans receivable	$46,663	$42,899
Participation loans receivable	413	495
Allowance for loan losses	(191)	(180)
Deferred financing fees, net	(227)	(208)
	$46,658	$43,006

The commercial loans receivable balance had the following characteristics:

	June 29, 2019	March 30, 2019
Weighted average contractual interest rate	5.9%	5.7%
Weighted average months to maturity	8	7
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan losses was not needed at June 29, 2019 or March 30, 2019.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent distributors, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to resell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded an allowance for loan losses of $191,000 and $113,000 at June 29, 2019 and June 30, 2018, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Balance at beginning of period	$180	$42
Provision for commercial loan credit losses	11	71
Loans charged off, net of recoveries	—	—
Balance at end of period	$191	$113
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	June 29, 2019	March 30, 2019	June 29, 2019	March 30, 2019
Commercial loans receivable:
Collectively evaluated for impairment	$19,061	$18,018	$—	$—
Individually evaluated for impairment	27,602	24,881	413	495
	$46,663	$42,899	$413	$495
Allowance for loan losses:
Collectively evaluated for impairment	$(191)	$(180)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(191)	$(180)	$—	$—

Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments past due 90 days or more. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At June 29, 2019, there were no commercial loans that are 90 days or more past due that are still accruing interest. Payments received on nonaccrual loans are recorded on a cash basis, first to interest and then to principal. At June 29, 2019, the Company was not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	June 29, 2019	March 30, 2019	June 29, 2019	March 30, 2019
Risk profile based on payment activity:
Performing	$46,663	$42,899	$413	$495
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$46,663	$42,899	$413	$495

The Company has concentrations of commercial loans receivable related to factory-built homes in excess of 10% located in the following states, measured as a percentage of commercial loans receivables principal balance outstanding:

	June 29, 2019	March 30, 2019
California	18.8%	21.1%
Arizona	18.2%	16.3%

Additionally, at March 30, 2019, 10.4% of the commercial loans receivables principal balance was concentrated in Oregon. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
As of June 29, 2019 and March 30, 2019, the Company had concentrations with one independent third-party and its affiliates that equaled 21.8% and 22.0% of the principal balance outstanding, respectively, all of which was secured.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	June 29, 2019	March 30, 2019
Property, plant and equipment, at cost:
Land	$21,406	$21,359
Buildings and improvements	44,353	42,976
Machinery and equipment	27,641	27,053
	93,400	91,388
Accumulated depreciation	(29,024)	(27,904)
	$64,376	$63,484

Depreciation expense was $1.2 million and $1.0 million for the three months ended June 29, 2019 and June 30, 2018, respectively.
Included in the amounts above are certain assets under finance leases. See Note 9 for additional information.
9. Leases
The Company leases certain production and retail locations, office space and equipment. The Company determines if a contract or arrangement is, or contains, a lease at inception. Lease agreements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. Generally, the exercise of lease renewal options is at the Company’s discretion. Some agreements also include options to purchase the leased property. The estimated life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or a purchase option that the Company is reasonably certain to exercise.
 Certain of the Company's lease agreements include rental payments adjusted periodically for inflation. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.

 ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the Company’s leases do not provide a readily determinable implicit interest rate, the Company must estimate an incremental borrowing rate. In determining the estimated incremental borrowing rate, the Company considers the lease period and comparable market interest rates, as well as any other information available at the lease commencement date. The lease term includes the options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
 The following table provides information about the financial statement classification of the Company's lease balances reported within the Consolidated Balance Sheets as of June 29, 2019 (in thousands):

	Classification	June 29, 2019
ROU assets
Operating lease assets	Operating lease right-of-use assets	$12,248
Finance lease assets	Property, plant and equipment, net (1)	1,670
Total lease assets		$13,918

Lease Liabilities
Current
Operating lease liabilities	Accrued liabilities	$3,626
Finance lease liabilities	Current portion of secured financings and other	724
Non-current
Operating lease liabilities	Operating lease liabilities	9,260
Finance lease liabilities	Securitized financings and other	330
Total lease liabilities		$13,940

(1) Recorded net of accumulated amortization of $79,000 as of June 29, 2019.
The following table provides information about the financial statement classification of the Company's lease expenses reported within the Consolidated Statement of Comprehensive Income for the three months ended June 29, 2019 (in thousands):

Lease Expense Category	Classification	Three Months Ended June 29, 2019
Operating lease expense (1)
	Cost of sales	$209
	Selling, general and administrative expenses	753
Finance lease expense
Amortization of leased assets	Cost of sales	9
Interest on lease liabilities	Interest expense, net	13
Total lease expense		$984
(1) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for the three months ended June 29, 2019 were $786,000 for operating leases and $34,000 for finance leases.

The present value of the minimum payments for future fiscal years under non-cancelable leases as of June 29, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$2,517	$732	$3,249
2021	3,699	73	3,772
2022	2,778	73	2,851
2023	1,824	73	1,897
2024	1,445	73	1,518
Thereafter	2,612	123	2,735
Total lease payments	14,875	1,147	16,022
Less: Amount representing interest	(1,989)	(93)	(2,082)
Present value of lease liabilities	$12,886	$1,054	$13,940
The following table provides information about the remaining lease terms and discount rates as of June 29, 2019:

Weighted average remaining lease term (years)
Operating leases	4.9
Finance leases	2.8
Weighted average discount rate
Operating leases	4.5%
Finance leases	5.0%

Operating Leases pre-Topic 842 adoption:
 The Company has non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. The Company's facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Rent expense for these third-party operating leases was $5.2 million for the fiscal year ended March 30, 2019 and $5.3 million for each of the fiscal years ended March 31, 2018 and April 1, 2017, and is included in Cost of sales and Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income.
 Future minimum lease commitments for future fiscal years under all non-cancelable operating leases having a remaining term in excess of one year as of March 30, 2019 are as follows (in thousands):

2020	$2,292
2021	2,197
2022	1,389
2023	1,072
Thereafter	1,372
Total remaining lease payments	$8,322

10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	June 29, 2019			March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$72,920	$—	$72,920	$72,920	$—	$72,920
Trademarks and trade names	7,200	—	7,200	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	81,220	—	81,220	81,220	—	81,220
Finite-lived:
Customer relationships	7,100	(6,023)	1,077	7,100	(5,970)	1,130
Other	1,384	(1,065)	319	1,384	(1,038)	346
	$89,704	$(7,088)	$82,616	$89,704	$(7,008)	$82,696
Amortization expense recognized on intangible assets was $80,000 and $84,000 during the three month periods ending June 29, 2019 and June 30, 2018, respectively.
11. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 29, 2019	March 30, 2019
Salaries, wages and benefits	$21,424	$25,257
Customer deposits	21,074	17,804
Unearned insurance premiums	19,586	18,305
Estimated warranties	17,760	17,069
Accrued volume rebates	11,816	10,412
Insurance loss reserves	6,681	6,686
Accrued self-insurance	4,861	5,171
Company repurchase options on certain loans sold	4,503	3,810
Operating lease liabilities	3,626	—
Reserve for repurchase commitments	2,430	2,362
Accrued taxes	2,115	1,767
Capital lease obligation	—	1,075
Other	14,495	15,463
	$130,371	$125,181

12. Warranties
Activity in the liability for estimated warranties is as follows (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Balance at beginning of period	$17,069	$16,638
Charged to costs and expenses	7,821	6,229
Payments and deductions	(7,130)	(6,197)
Balance at end of period	$17,760	$16,670

13. Debt and Finance Lease Obligations
Debt obligations primarily consist of amounts related to loans sold that did not qualify for loan sale accounting treatment. The following table summarizes debt and finance lease obligations (in thousands):

	June 29, 2019	March 30, 2019
Acquired 2007-1 securitized financings (acquired as part of the Palm Harbor transaction)	$17,744	$18,364
Secured credit facilities	11,139	11,289
Other secured financings	4,405	4,487
Finance lease liabilities	1,054	—
	$34,342	$34,140

Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality to accrete the discount.
The following table summarizes acquired securitized financings (in thousands):

	June 29, 2019	March 30, 2019
Securitized financings – contractual amount	$17,950	$18,855
Purchase discount
Accretable	(206)	(491)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$17,744	$18,364
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

The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Balance at the beginning of the period	$491	$3,515
Accretion	(371)	(803)
Adjustment to cash flows	86	(15)
Balance at the end of the period	$206	$2,697

Prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed an initial securitization (2005-1) and a second securitized borrowing (2007-1). On January 15, 2019, the Company exercised its right to repurchase the 2005-1 securitized loan portfolio. Only the Class A-4 originally totaling $25.1 million with a coupon rate of 5.846% remained outstanding at June 29, 2019 and March 30, 2019. On July 15, 2019, the Company exercised its right to repurchase the 2007-1 securitized loan portfolio and expects to settle this obligation in August 2019.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time as the overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, are payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 29, 2019, the 2007-1 securitized loan portfolio was within the required overcollateralization level.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of June 29, 2019, the outstanding balance of the converted loans was $11.1 million at a weighted average interest rate of 4.91%, with $5.0 million available to draw. Amounts available to draw bear interest at 5.15% when drawn. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate will never be less than 5.00% or greater than 6.00%.
See Note 9 for further discussion of the finance lease obligations.
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

The effects of reinsurance on premiums written and earned are as follows (in thousands):

	Three Months Ended
	June 29, 2019		June 30, 2018
	Written	Earned	Written	Earned
Direct premiums	$5,033	$4,570	$4,541	$4,211
Assumed premiums—nonaffiliate	7,513	6,435	6,934	6,234
Ceded premiums—nonaffiliate	(2,987)	(2,987)	(2,847)	(2,847)
Net premiums	$9,559	$8,018	$8,628	$7,598

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
Purchasing reinsurance contracts protects Standard Casualty from frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time. Under these agreements, the Company may be required to repurchase and reestablish its reinsurance contracts for the remainder of the year to the extent they are utilized.
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
The Company complies with the provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before recognition in the financial statements. ASC 740 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The amount of unrecognized tax benefits recorded by the Company is insignificant and the impact on the effective tax rate if all unrecognized tax benefits were recognized would also be insignificant. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In general, the Company is no longer subject to examination by the Internal Revenue Service for years before fiscal year 2017 or state and local income tax examinations by tax authorities for years before fiscal year 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.

16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. The risk of loss under these agreements is spread over numerous distributors. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the distributor) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $70.1 million at June 29, 2019, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation (accounted for pursuant to ASC 460) or a contingent liability for each repurchase arrangement (accounted for under the provisions of ASC 450-20). The Company recorded an estimated liability of $2.4 million at both June 29, 2019 and March 30, 2019 related to the commitments pertaining to these agreements.
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding at either June 29, 2019 or March 30, 2019.
Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during the period of home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried on the Consolidated Balance Sheets at the amount advanced less a valuation allowance, and are included in Consumer loans receivable, net. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 29, 2019	March 30, 2019
Construction loan contract amount	$31,297	$28,230
Cumulative advances	(14,080)	(12,883)
Remaining construction contingent commitment	$17,217	$15,347

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million as of June 29, 2019 and March 30, 2019, included in Accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. During the three months ended June 29, 2019, no claim request resulted in the execution of an indemnification agreement.
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
As of June 29, 2019, CountryPlace had outstanding IRLCs with a notional amount of $17.6 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During the three months ended June 29, 2019 and June 30, 2018, CountryPlace recognized losses of $1,000 and gains of $20,000, respectively, on outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of June 29, 2019, CountryPlace had $43.5 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.

The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three months ended June 29, 2019 and June 30, 2018, CountryPlace recognized gains of $35,000 and losses of $175,000 on forward sales and whole loan sale commitments, respectively.
Legal Matters. Since August 2018, the Company has been cooperating with an investigation by the SEC's enforcement staff in Los Angeles regarding trading in another public company’s securities by the Company, its former Chief Executive Officer and others outside the Company. The Audit Committee of the Board of Directors conducted and completed an internal investigation led by independent legal counsel and other advisers to assess the Company's trading. The results of the Audit Committee’s work have been shared with the Company’s auditors, listing exchange and with the SEC staff. The Company intends to continue cooperating with the SEC in this matter.
The Company is party to certain other legal proceedings that arise in ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.
17. Stockholders' Equity
The following table represents changes in stockholders' equity for the three months ended June 29, 2019 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	21,282	—	21,282
Stock option exercises	13,304	—	(1,252)	—	—	(1,252)
Stock-based compensation	—	—	630	—	—	630
Other comprehensive income, net	—	—	—	—	89	89
Balance, June 29, 2019	9,111,624	$91	$248,825	$301,360	$61	$550,337

The following table represents changes in stockholders' equity for the three months ended June 30, 2018 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106
Cumulative effect of implementing ASU 2016-01, net	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606, net	—	—	—	454	—	454
Net income	—	—	—	19,691	—	19,691
Stock option exercises	16,448	1	(2,169)	—	—	(2,168)
Stock-based compensation	—	—	599	—	—	599
Other comprehensive income, net	—	—	—	—	5	5
Balance, June 30, 2018	9,061,306	$91	$244,627	$231,147	$(178)	$475,687

18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 258,815 shares were still available for grant as of June 29, 2019. When options are exercised or restricted stock vests, new shares of the Company's common stock are issued. Awards may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a defined period or based on certain performance criteria, as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than five years. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three months ended June 29, 2019 and June 30, 2018 was $630,000 and $599,000, respectively.
As of June 29, 2019, total unrecognized compensation cost related to stock options was approximately $6.0 million and the related weighted-average period over which it is expected to be recognized is approximately 3.14 years.
Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. The Company estimates the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on historical data.

The following table summarizes stock option activity for the three months ended June 29, 2019:

Number of Options
Outstanding at March 30, 2019	411,111
Granted	47,650
Exercised	(30,700)
Canceled or expired	—
Outstanding at June 29, 2019	428,061
Exercisable at June 29, 2019	168,963

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of the Company's common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total
Outstanding at March 30, 2019	—	—	—
Awarded	7,200	400	7,600
Released	—	—	—
Canceled or expired	—	—	—
Outstanding at June 29, 2019	7,200	400	7,600
Unvested target stock awards that vest based upon performance conditions through fiscal year 2022	7,200

19. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share and per share amounts):

	Three Months Ended
	June 29, 2019	June 30, 2018
Net income	$21,282	$19,691
Weighted average shares outstanding:
Basic	9,102,685	9,048,579
Effect of dilutive securities	114,914	218,469
Diluted	9,217,599	9,267,048
Net income per share:
Basic	$2.34	$2.18
Diluted	$2.31	$2.12

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 29, 2019 and June 30, 2018 were 60,600 and 1,268, respectively. In addition, 7,600 outstanding restricted share awards were excluded from the calculation of diluted earnings per share for the three months ended June 29, 2019 because the underlying vesting criteria had not yet been met.
20. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments are as follows (in thousands):

	June 29, 2019		March 30, 2019
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$13,094	$13,094	$13,408	$13,408
Marketable equity securities (1)	12,117	12,117	11,073	11,073
Non-marketable equity investments (2)	20,552	20,552	20,276	20,276
Consumer loans receivable (3)	85,981	100,955	86,785	101,001
Interest rate lock commitment derivatives (4)	11	11	11	11
Forward loan sale commitment derivatives (4)	(25)	(25)	(59)	(59)
Commercial loans receivable (5)	46,658	47,253	43,006	43,582
Securitized financings and other (6)	(34,342)	(38,354)	(34,140)	(38,101)

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

(3)
Includes consumer loans receivable held for investment, held for sale and construction advances. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale is estimated based on recent GSE mortgage-backed bond prices. The fair value of the construction advances approximates book value and the sales price of these loans.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 29, 2019
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$300	$—	$300	$—
Mortgage-backed securities (1)	6,697	—	6,697	—
Securities issued by states and political subdivisions (1)	4,196	—	4,196	—
Corporate debt securities (1)	1,901	—	1,901	—
Marketable equity securities (2)	12,117	12,117	—	—
Interest rate lock commitment derivatives (3)	11	—	—	11
Forward loan sale commitment derivatives (3)	(25)	—	—	(25)
Mortgage servicing rights (4)	1,325	—	—	1,325

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$297	$—	$297	$—
Mortgage-backed securities (1)	6,509	—	6,509	—
Securities issued by states and political subdivisions (1)	4,983	—	4,983	—
Corporate debt securities (1)	1,619	—	1,619	—
Marketable equity securities (2)	11,073	11,073	—	—
Interest rate lock commitment derivatives (3)	11	—	—	11
Forward loan sale commitment derivatives (3)	(59)	—	—	(59)
Mortgage servicing rights (4)	1,372	—	—	1,372

(1)	Unrealized gains or losses on investments are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through Net revenue.

No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended June 29, 2019. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	June 29, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$74,220	$—	$—	$74,220
Loans held for sale	12,655	—	—	12,655
Loans held—construction advances	14,080	—	—	14,080
Commercial loans receivable	47,253	—	—	47,253
Securitized financings and other	(38,354)	—	(38,354)	—
Non-marketable equity investments	20,552	—	—	20,552

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$76,319	$—	$—	$76,319
Loans held for sale	11,799	—	—	11,799
Loans held—construction advances	12,883	—	—	12,883
Commercial loans receivable	43,582	—	—	43,582
Securitized financings and other	(38,101)	—	(38,101)	—
Non-marketable equity investments	20,276	—	—	20,276

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale is lower than the fair value as of June 29, 2019. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the three months ended June 29, 2019.

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

	June 29, 2019	March 30, 2019
Number of loans serviced with MSRs	4,556	4,557
Weighted average servicing fee (basis points)	31.59	31.59
Capitalized servicing multiple	74.93%	77.97%
Capitalized servicing rate (basis points)	23.67	24.63
Serviced portfolio with MSRs (in thousands)	$559,481	$556,934
Mortgage servicing rights (in thousands)	$1,325	$1,372

21. Related Party Transactions
The Company has non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the three months ended June 29, 2019 and June 30, 2018, the total amount of sales to related parties was $13.2 million and $11.8 million, respectively. As of June 29, 2019 and March 30, 2019, there were a total of $8.2 million and $6.2 million of commercial loans outstanding with certain related parties.

22. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Net revenue:
Factory-built housing	$248,768	$232,762
Financial services	15,274	13,641
	$264,042	$246,403

Income before income taxes:
Factory-built housing	$24,313	$21,608
Financial services	3,049	2,528
	$27,362	$24,136

23. Subsequent Events
On July 15, 2019, the Company exercised its right to repurchase the 2007-1 securitized loan portfolio. The Company expects to settle this obligation in August 2019 for $17.5 million in cash, which includes $85,000 in interest and fees. This will result in a reduction in the related Securitized financings liability on the Consolidated Balance Sheet at the time of payment.
On July 29, 2019, the Company signed an agreement to purchase substantially all of the assets and liabilities of Destiny Industries, LLC ("Destiny Homes") for an undisclosed cash amount. The acquisition, which is set to close on August 2, 2019, is subject to the satisfaction of customary closing conditions. The results of operations for this facility is not included in our Consolidated Financial Statements as of and for the three months ended June 29, 2019. Destiny Homes provides affordable manufactured and modular housing from its single manufacturing facility in Moultrie, Georgia to various independent distributors in the Southeastern United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. The Company does not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
Forward-looking statements involve risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. To the extent that the Company's assumptions differ from actual results, the Company's ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect the Company's results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed in Risk Factors described in this Report and in Risk Factors in Part I, Item 1A of the Company's 2019 Annual Report on Form 10-K ("Form 10-K"), which Risk Factors are incorporated herein.
Introduction
The following should be read in conjunction with Cavco Industries, Inc. and its subsidiaries' (collectively, the "Company" or "Cavco") Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to the Company's Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Lexington. The Company is also a leading producer of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes.
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

The purchase of the Fleetwood and Palm Harbor assets in August 2009 and April 2011, respectively, increased home production and distribution capabilities and provided entry into financial services businesses specific to the Company's industry, allowing the Company to be vertically integrated. The transactions further expanded the Company's geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South Central and Mid-Atlantic regions.
The purchase of Chariot Eagle, Fairmont and Lexington, in March 2015, May 2015 and April 2017, respectively, provided for further operating capacity, increased home production capabilities and further strengthened the Company's market position in the Midwest, the western Great Plains states, the Northeast, the Southeast and several provinces in Canada.
The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to and distributed by independently owned distributors located primarily throughout the United States and Canada. In addition, the Company's homes are sold through 38 Company-owned U.S. retail locations.
Our operations are generally managed on a decentralized basis, with oversight from the home office. This decentralization enables the Company's operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.
The Company regularly reviews its product offerings throughout the organization and strives to improve product designs, production methods and marketing strategies. The Company continues to focus on gaining operational efficiencies among its operations, all of which have organic growth potential.
Company Outlook
The Company maintains a conservative cost structure in an effort to build added value into its homes and has worked diligently to maintain a solid financial position. Our balance sheet strength and position in cash and cash equivalents should help us avoid liquidity problems and enable us to act effectively as market opportunities present themselves.
The Company has manufacturing facilities strategically positioned across the United States, and utilizes local market research to design homes to meet the demands of its customers. The Company has the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, the Company can accommodate virtually any customer request. In addition to homes built in accordance with the National Manufacturing Home Construction and Safety Standards ("HUD code") promulgated by the U.S. Department of Housing and Urban Development ("HUD"), the Company constructs modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of its manufacturing facilities.
The Company employs a concerted effort to identify niche market opportunities where its diverse product lines and custom building capabilities provide a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. Cavco also builds homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, the Company's products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and it continues to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

Based on the relatively low cost associated with manufactured home ownership, the Company's products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have continued to increase in recent years, which appears to have caused a decline in tenant housing vacancy rates, causing a corresponding rise in associated rental rates. These rental market factors may cause some renters to become interested buyers of affordable-housing alternatives, including manufactured homes.
Further, with respect to the general rise in demand for rental housing, the Company has realized a larger proportion of orders from developers and community owners for new manufactured homes intended for use as rental housing. The Company is responsive to the unique product and related requirements of these home buyers and values the opportunity to provide homes that are well suited for these purposes.
Cavco maintains a backlog of home orders from its network of licensed distributors including communities and developers. Distributors may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, the Company does not consider its backlog to be firm orders. The backlog of sales orders at June 29, 2019 varied among the factories, but in total was $131 million compared to $196 million at June 30, 2018. While order backlog levels vary per factory, the current backlog level in total is considered healthy and is relatively consistent with the backlog of $129 million at March 30, 2019. A healthy backlog is indicative of the general ability to coordinate efficient factory production schedules, timely obtain raw materials based on product mix and achieve home completion timeframe expectations of our customers. The Company's backlog at June 30, 2018 was at a level higher than normal as a result of excessive order volume from industry distributors. The high order rates may have been driven in part by wholesale distribution chain concerns about maintaining adequate home inventory levels in a period where distributors may have perceived underlying affordable housing demand to be accelerating faster than expected.
The Company continues to focus on developing order volume growth opportunities by working to increase its production capabilities and adjusting product offerings as appropriate. The Company has continued to realize increased demand for higher-priced, larger and more amenitized homes and strives to manage its production levels and workforce size accordingly. The Company continually reviews wage rates of its production employees and has established other monetary incentive programs to ensure competitive compensation. In other efforts to assist with recruiting and retaining production employees, the Company has more extensively used on-line recruiting tools, has updated recruitment brochures and has improved the appearance and appeal of its production facilities. Through all of these programs, the Company has been moderately successful in improving retention and reducing the annualized turnover rate. However, the constrained labor market continues to be a key challenge. Even with these challenges, the Company believes its ability to meet the overall need for affordable manufactured homes remains strong.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of its products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans helps to increase the availability of manufactured home financing to distributors and other users of its products. The Company believes that its participation in wholesale financing is helpful to distributors, communities and developers and allows its products additional opportunities for exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand its product distribution in all of its markets. However, the initiatives expose the Company to risks associated with the creditworthiness of certain customers and business partners, including independent distributors, developers, communities and inventory financing partners.

Restrictive underwriting guidelines, higher interest rates compared to those for site-built homes, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans continue to constrain industry growth. The Company is working directly with other industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, the Company continues to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing its participation in home-only lending may provide additional sales growth opportunities for its factory-built housing operations.
The Company is also working through industry trade associations to encourage favorable legislative and Government-Sponsored Enterprise ("GSE") action to address the mortgage financing needs of buyers of affordable homes. Federal law requires the GSEs to comply with a "Duty to Serve" the underserved markets specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. Manufactured housing is one of the specified underserved markets. In December 2017, Fannie Mae and Freddie Mac released their final Underserved Markets Plans that describe, with specificity, the actions they will take over a three-year period to fulfill their "Duty to Serve" obligations. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that were announced in the latter part of calendar 2018. Small-scale pilot programs for the purchase of home-only loans, to commence in calendar year 2019, are included in the GSE’s Underserved Markets Plans. Implementation of various aspects of the GSE’s Underserved Markets Plans are subject to approval by their regulator, the Federal Housing Finance Agency, and their approval is not assured. Expansion of the secondary market for lending through the GSEs could support further demand for housing, as lending options would likely become more affordable to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
On January 25, 2018, HUD announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. In addition, on June 25, 2019, President Trump signed an Executive Order directing federal agencies to work together to facilitate the production of affordable housing. The Executive Order focuses on alleviating barriers that impede the production of affordable housing by creating a White House Council on Eliminating Regulatory Barriers to Affordable Housing, consisting of members from eight federal agencies and chaired by HUD Secretary Ben Carson. While there has been no timeline established, if certain changes are made, the Company may be able to serve a broader range of home buyers.
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
As disclosed in Part II, Item 1, Legal Proceedings, the Company and Joseph Stegmayer, the Company's former Chairman, President and Chief Executive Officer, received subpoenas from the Security and Exchange Commission's ("SEC") Division of Enforcement seeking documents related to trading in stock of another public company. The Company expects to incur expenses related to this matter that may materially impact the Company's earnings over the next several quarters. Those costs include, among other items, advancement of expenses for Mr. Stegmayer pursuant to his indemnity arrangements with the Company. The Audit Committee of the Board of Directors (the "Audit Committee") initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry. The independent counsel to the Audit Committee has advised the Audit Committee that it has completed its internal investigation related to the matters. The results of this investigation have been shared with the Company's auditors, listing exchange and with the SEC staff. The Company intends to continue cooperating with the SEC as needed in this matter.

As a result of this inquiry, the Company incurred $0.8 million in legal and other expenses during the first fiscal quarter of fiscal year 2020, and expects to continue to incur related costs pertaining to this matter over the next several quarters. During the third quarter of fiscal year 2019, the Company also reviewed the sufficiency of its insurance coverage and as a result of this review, Cavco's Board of Directors made a decision to purchase additional director and officer ("D&O") insurance coverage. These new 22 month policies were implemented December 21, 2018. Total premiums paid for these policies were $15.3 million. As a result, the Company recorded $2.1 million of additional D&O policy premium expense during the first fiscal quarter and expects to incur approximately $2.1 million per quarter in Selling, general and administrative expense from the amortization of these policy premiums through the second quarter of fiscal year 2021. Any additional adjustments are expected to be in the normal course of maintaining adequate D&O insurance for the Company.
Industry Overview
According to data reported by the Manufactured Housing Institute, industry home shipments decreased 8.5% for the first 5 months of calendar year 2019 compared to the same period in the prior year. Some of this decrease was the result of the industry's production of disaster-relief homes for the Federal Emergency Management Agency during calendar year 2018 that did not repeat in calendar year 2019. During calendar year 2018, the manufactured housing industry shipped approximately 97,000 HUD code manufactured homes, an increase of 4.3% over the approximately 93,000 units shipped in 2017. This was preceded by 81,000 homes shipped in 2016. Annual shipments have increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved in recent years, the industry continues to operate at relatively low levels compared to historical shipment statistics.
"First-time" and "move-up" buyers of affordable homes are historically among the largest proportion of new manufactured home purchasers. The Company believes that employment rates and underemployment among these groups and other potential home buyers who favor affordable housing are strong. Additionally, improving consumer confidence is evident among manufactured home buyers interested in the Company's products for seasonal or retirement living that may have been previously concerned about financial stability, and now appear to be less hesitant to commit to a new home purchase. The Company believes robust sales of its products may continue while employment and consumer confidence levels remain strong.
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. The U.S. adult population is estimated to expand by approximately 11.9 million between 2019 and 2024. Young adults born from 1976 to 1995, often referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities specifically designed for homeowners that fall into this age group.

Results of Operations
Three Months Ended June 29, 2019 compared to June 30, 2018
Net Revenue.
Net revenue consisted of the following for the three months ended June 29, 2019 and June 30, 2018, respectively (dollars in thousands, except net factory-built housing revenue per home sold):

	Three Months Ended
	June 29, 2019	June 30, 2018	Change	% Change
Net revenue:
Factory-built housing	$248,768	$232,762	$16,006	6.9%
Financial services	15,274	13,641	1,633	12.0%
	$264,042	$246,403	$17,639	7.2%

Total homes sold	3,807	3,887	(80)	(2.1)%

Net factory-built housing revenue per home sold	$65,345	$59,882	$5,463	9.1%
The increase in Net revenue from the factory-built housing segment for the three months ended June 29, 2019 compared to the same period last year was from higher home selling prices and changes in product mix, partially offset by a decrease in homes sold.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the three months ended June 29, 2019, the Company sold 3,058 homes Wholesale and 749 Retail versus 3,188 homes Wholesale and 699 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, the Company has experienced, and expects to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased for the three months ended June 29, 2019, resulting from 33% more home loan sales period over period, increased interest income on commercial loans outstanding and more insurance policies in force in the current year compared to the prior year. The overall increase is partially offset by lower interest income earned on securitized loan portfolios that continue to amortize.

Gross Profit.
Gross profit consisted of the following for the three months ended June 29, 2019 and June 30, 2018, respectively (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Gross profit:
Factory-built housing	$52,135	$43,886	$8,249	18.8%
Financial services	8,163	7,590	573	7.5%
	$60,298	$51,476	$8,822	17.1%

Gross profit as % of Net revenue:
Consolidated	22.8%	20.9%	N/A	1.9%
Factory-built housing	21.0%	18.9%	N/A	2.1%
Financial services	53.4%	55.6%	N/A	(2.2)%
Factory-built housing gross profit for the three months ended June 29, 2019 increased from higher average home selling prices. As a percentage of net sales, factory-built housing margins improved from effective home pricing strategies while continuing to benefit from generally lower commodity prices.
Financial services gross profit for the three months ended June 29, 2019 increased from more home loan sales period over period, increased interest income on commercial loans outstanding and more insurance policies in force in the current year compared to the prior year. These increases were partially offset by lower interest income earned on securitized loan portfolios that continue to amortize and higher claims expense at our insurance subsidiary. As a percentage of net revenue, financial services gross profit declined from the higher claims expense at our insurance subsidiary from more storm activity during the quarter compared to the prior year quarter.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for the three months ended June 29, 2019 and June 30, 2018, respectively (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$30,751	$25,049	$5,702	22.8%
Financial services	4,513	4,164	349	8.4%
	$35,264	$29,213	$6,051	20.7%

Selling, general and administrative expenses as % of Net revenue:	13.4%	11.9%	N/A	1.5%
Selling, general and administrative expenses related to factory-built housing increased for the three months ended June 29, 2019, primarily from the amortization of $2.1 million in premiums for additional D&O insurance purchased by the Company, $0.8 million in expenses related to the Company's response to the SEC inquiry and increased compensation expense from improved results.
Selling, general and administrative expenses related to financial services increased for the three months ended June 29, 2019, primarily from higher salary and incentive compensation expense.

Interest Expense.
Interest expense was $0.5 million and $1.0 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The decrease for the three months ended June 29, 2019 is primarily the result of a reduction in bond interest expense, as the Company exercised its right to repurchase the 2005-1 securitized loan portfolio in January 2019, thereby eliminating the related interest expense. In addition, interest expense was lower on the 2007-1 securitized loan portfolio than last year as this portfolio continues to amortize. These decreases were partially offset by interest related to secured credit facilities and finance leases.
Other Income, net.
Other income, net was $2.8 million in each of the three months ended June 29, 2019 and June 30, 2018. The three months ended June 29, 2019 includes unrealized gains on corporate marketable equity securities of $0.9 million compared to $1.5 million in the prior year period. The current period also includes an increase in interest income of $0.3 million from higher interest rates on larger Cash and cash equivalents balances compared to the same period last year and $0.2 million in additional income from improved results at our non-marketable equity investment entities.
Income Before Income Taxes.
Income before income taxes consisted of the following for the three months ended June 29, 2019 and June 30, 2018, respectively (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Income before income taxes:
Factory-built housing	$24,313	$21,608	$2,705	12.5%
Financial services	3,049	2,528	521	20.6%
	$27,362	$24,136	$3,226	13.4%
Income tax expense.
Income tax expense was $6.1 million, resulting in an effective income tax rate of 22.2%, for the three months ended June 29, 2019, compared to income tax expense of $4.4 million and an effective tax rate of 18.4% for the three months ended June 30, 2018. The lower effective tax rate in the prior year relates to greater tax benefits from the exercise of stock options, as the current period includes a benefit of $0.6 million compared to a $1.2 million benefit in the prior year period.

Liquidity and Capital Resources
The Company believes that cash and cash equivalents at June 29, 2019, together with cash flow from operations, will be sufficient to fund its operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. The Company expects to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. The planned acquisition of Destiny Industries, LLC will not have a significant impact on our liquidity or capital resources. Additionally, the Company exercised its right to repurchase the 2007-1 securitized loan portfolio, which it expects to settle in August 2019. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for its home-only lending programs. However, depending on the Company's operating results and strategic opportunities, it may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for the Company to reevaluate its long-term operating plans to make more efficient use of its existing capital resources. The exact nature of any changes to the Company's plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of the Company's control.
State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by the Company's insurance subsidiary are generally not available to satisfy the claims of Cavco Industries, Inc. or its legal subsidiaries. The Company believes that stockholders' equity at its insurance subsidiary remains sufficient and does not believe that its ability to pay ordinary dividends to Cavco Industries, Inc. will be restricted per state regulations.
The following is a summary of the Company's cash flows for the three months ended June 29, 2019 and June 30, 2018, respectively (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$199,869	$199,258	$611
Net cash provided by (used in) operating activities	16,798	(2,115)	18,913
Net cash used in investing activities	(1,469)	(1,573)	104
Net cash used in financing activities	(2,174)	(4,099)	1,925
Cash, cash equivalents and restricted cash at end of the period	$213,024	$191,471	$21,553
Net cash provided by operating activities increased during the three months ended June 29, 2019, compared to the three months ended June 30, 2018, primarily from decreased commercial lending, greater sales of consumer loans and increased profitability from higher home selling prices coupled with lower material input costs.
Consumer loan originations increased by $4.0 million to $37.6 million for the three months ended June 29, 2019 from $33.6 million for the three months ended June 30, 2018. Proceeds from sales of consumer loans provided $37.6 million in cash, compared to $28.2 million in the previous year.
With respect to consumer lending for the purchase of manufactured housing, states may classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates. Unfavorable changes in these factors may have material negative effects on the Company's results of operations and financial condition. See Item IA, "Risk Factors" in the Company's Form 10-K.

Cavco has entered into commercial loan arrangements with certain distributors of its products under which the Company provides funds for Wholesale purchases. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes. The Company has also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities (see Note 7 to the Consolidated Financial Statements). Further, the Company has invested in and developed home-only loan pools and lending programs to attract third party financier interest in order to grow sales of new homes through traditional distribution points.
The Company's level of investment activity for the three months ended June 29, 2019 remained consistent with the same period of the prior year. Such activities primarily consist of purchasing property, plant and equipment with a focus on production capacity and efficiency initiatives, and the purchase and sale of stock investments at the Company's insurance subsidiary.
Financing activities used $1.9 million less cash during the period compared to the same period last year, as the Company repurchased the 2005-1 securitized loan portfolio in January 2019, leading to lower payments on the related obligation.
Financings. As of June 29, 2019, only Class A-4 of the 2007-1 securitized loan portfolio remained outstanding, totaling $17.7 million, with a coupon rate of 5.846%.
CountryPlace's securitized debt is subject to provisions that require certain levels of overcollateralization. Overcollateralization is equal to CountryPlace's equity in the bonds. Failure to satisfy these provisions could cause cash, which would normally be distributed to CountryPlace, to be used for repayment of the principal of the related Class A bonds until the required overcollateralization level is reached. During periods when the overcollateralization is below the specified level, cash collections from the securitized loans in excess of servicing fees payable to CountryPlace and amounts owed to the Class A bondholders, trustee and surety, are applied to reduce the Class A debt until such time as overcollateralization level reaches the specified level. Therefore, failure to meet the overcollateralization requirement could adversely affect the timing of cash flows received by CountryPlace. However, principal payments of the securitized debt, including accelerated amounts, are payable only from cash collections from the securitized loans and no additional sources of repayment are required or permitted. As of June 29, 2019, the 2007-1 securitized loan portfolio was within the required overcollateralization level.
On July 15, 2019, the Company exercised its right to repurchase the 2007-1 securitized loan portfolio. The Company expects to settle this obligation in August 2019 for $17.5 million in cash, which includes $85,000 in interest and fees. This will result in a reduction in the related Securitized financings liability on the Consolidated Balance Sheet at the time of payment.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of June 29, 2019, the outstanding balance of the converted loans was $11.1 million at a weighted average interest rate of 4.91%, with $5.0 million available to draw. Amounts available to draw bear interest at 5.15% when drawn. Once converted, the initial annual interest rate of 5.15% will adjust every 5 years beginning in 2024 to Prime plus 0.40%. The per annum interest rate will never be less than 5.00% or greater than 6.00%.
Off-Balance Sheet Arrangements. See Note 16 of the Consolidated Financial Statement Notes included in this Report for a discussion of the Company’s off-balance sheet arrangements.

Critical Accounting Policies
On March 31, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which provides new guidance for lease recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 1 to the Consolidated Financial Statements for additional discussion. There have been no other significant changes to the Company's critical accounting policies during the three months ended June 29, 2019, as compared to those disclosed in Part II, Item 7 of the Company's Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.
Other Matters
Related Party Transactions. See Note 21 to the Consolidated Financial Statements for a discussion of the Company's related party transactions.
Off Balance Sheet Arrangements
See Note 16 to the Consolidated Financial Statements for a discussion of the Company's off-balance sheet commitments, which discussion is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 29, 2019, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in the Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended June 29, 2019, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

Since August 2018, the Company has been cooperating with an investigation by the SEC's enforcement staff in Los Angeles regarding trading in another public company’s securities by the Company, its former Chief Executive Officer and others outside the Company. The Audit Committee of the Board of Directors conducted and completed an internal investigation led by independent legal counsel and other advisers to assess the Company's trading. The results of the Audit Committee’s work have been shared with the Company’s auditors, listing exchange and with the SEC staff. The Company intends to continue cooperating with the SEC in this matter.
The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to the Company's business. Certain of the claims pending against us in these proceedings allege, among other things, breach of contract, breach of express and implied warranties, construction defect, deceptive trade practices, unfair insurance practices, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Form 10-K, which could materially affect its business, financial condition or future results. The risks described in this Report and in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the its business, financial condition and/or operating results.
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.
Item 6. Exhibits

Exhibit No.		Exhibit
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other items required under Part II are omitted because they are not applicable.

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	President and Chief Executive Officer	July 30, 2019
William C. Boor	(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Chief Financial Officer and Treasurer	July 30, 2019
Daniel L. Urness	(Principal Financial and Accounting Officer)