Form 10-Q
period 2019-09-28
CAVCO INDUSTRIES INC.
filed 2019-10-30
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
(602) 256-6263
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 25, 2019, 9,133,716 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 28, 2019

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 28, 2019	March 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,478	$187,370
Restricted cash, current	14,981	12,148
Accounts receivable, net	44,908	40,701
Short-term investments	13,375	12,620
Current portion of consumer loans receivable, net	35,482	30,058
Current portion of commercial loans receivable, net	17,694	15,234
Inventories	115,205	116,203
Assets held for sale	—	3,061
Prepaid expenses and other current assets	54,509	44,654
Total current assets	486,632	462,049
Restricted cash	350	351
Investments	32,381	32,137
Consumer loans receivable, net	53,470	56,727
Commercial loans receivable, net	28,565	27,772
Property, plant and equipment, net	70,199	63,484
Goodwill and other intangibles, net	90,509	82,696
Operating lease right-of-use assets	11,732	—
Total assets	$773,838	$725,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,886	$29,305
Accrued liabilities	137,936	125,181
Current portion of securitized financings and other	1,875	19,522
Total current liabilities	169,697	174,008
Operating lease liabilities	8,735	—
Deferred income taxes	8,043	7,002
Securitized financings and other	14,359	14,618

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,127,466 and 9,098,320 shares, respectively	91	91
Additional paid-in capital	250,584	249,447
Retained earnings	322,245	280,078
Accumulated other comprehensive income (loss)	84	(28)
Total stockholders' equity	573,004	529,588
Total liabilities and stockholders' equity	$773,838	$725,216
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue	$268,675	$241,530	$532,717	$487,933
Cost of sales	210,208	192,114	413,952	387,041
Gross profit	58,467	49,416	118,765	100,892
Selling, general and administrative expenses	36,083	30,035	71,347	59,248
Income from operations	22,384	19,381	47,418	41,644
Interest expense	(302)	(941)	(788)	(1,913)
Other income, net	5,173	1,077	7,987	3,922
Income before income taxes	27,255	19,517	54,617	43,653
Income tax expense	(6,370)	(3,941)	(12,450)	(8,386)
Net income	$20,885	$15,576	$42,167	$35,267

Comprehensive income:
Net income	$20,885	$15,576	$42,167	$35,267
Reclassification adjustment for securities sold or matured	—	24	2	24
Applicable income taxes	—	(5)	(1)	(5)
Net change in unrealized position of investments held	29	(57)	140	(51)
Applicable income taxes	(6)	12	(29)	11
Comprehensive income	$20,908	$15,550	$42,279	$35,246

Net income per share:
Basic	$2.29	$1.72	$4.63	$3.89
Diluted	$2.25	$1.67	$4.56	$3.80
Weighted average shares outstanding:
Basic	9,119,835	9,079,679	9,111,260	9,064,007
Diluted	9,266,085	9,304,188	9,241,834	9,287,730

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES
Net income	$42,167	$35,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,648	2,274
Provision for credit losses	30	459
Deferred income taxes	1,011	863
Stock-based compensation expense	1,448	2,115
Non-cash interest income, net	(694)	(409)
Gain on sale of property, plant and equipment, net	(3,370)	(51)
Gain on investments and sale of loans, net	(7,683)	(5,457)
Changes in operating assets and liabilities:
Accounts receivable	(3,300)	(3,057)
Consumer loans receivable originated	(80,259)	(64,479)
Proceeds from sales of consumer loans	77,182	62,245
Principal payments on consumer loans receivable	4,759	6,522
Inventories	6,506	(2,350)
Prepaid expenses and other current assets	322	(4,703)
Commercial loans receivable	(1,409)	(17,321)
Accounts payable and accrued liabilities	4,235	5,890
Net cash provided by operating activities	43,593	17,808
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,944)	(3,876)
Payments for Destiny Homes, net	(15,937)	—
Proceeds from sale of property, plant and equipment and assets held for sale	64	64
Purchases of investments	(2,751)	(4,042)
Proceeds from sale of investments	4,260	4,684
Net cash used in investing activities	(18,308)	(3,170)
FINANCING ACTIVITIES
Payments from exercise of stock options	(311)	(173)
Proceeds from secured financings and other	75	226
Payments on securitized financings and other	(19,109)	(4,254)
Net cash used in financing activities	(19,345)	(4,201)
Net increase in cash, cash equivalents and restricted cash	5,940	10,437
Cash, cash equivalents and restricted cash at beginning of the fiscal year	199,869	199,258
Cash, cash equivalents and restricted cash at end of the period	$205,809	$209,695
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,073	$12,381
Cash paid for interest	$473	$1,300
Supplemental disclosures of noncash activity:
Right-of-use assets recognized	$13,464	$—
Operating lease obligations incurred	$13,489	$—
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that Cavco believes are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company's 2019 Annual Report on Form 10-K for the year ended March 30, 2019, filed with the SEC on May 28, 2019 ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements ("Notes"). Actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The Company's current fiscal year will end on March 28, 2020.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs in 20 factories located throughout the United States, which are sold to a network of independent distributors, through the Company's 39 Company-owned retail stores and to community owners and developers. Our financial services group is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
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
Accounting Standards Issued But Not Yet Adopted.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, which will now require a forward-looking impairment model based on expected losses rather than incurred losses. The guidance also requires increased disclosures. ASU 2016-13 will be effective beginning with the first quarter of the Company's fiscal year 2021 and will be applied using a modified retrospective transition method. While early adoption is permitted, the Company does not plan to early adopt the guidance. The Company is currently evaluating the effect ASU 2016-13 will have on the Company's Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's Consolidated Financial Statements upon adoption.
For a description of other significant accounting policies used by the Company in the preparation of its Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.

2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and the source of revenue for the three and six months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Factory-built housing
U.S. Housing and Urban Development code homes	$207,556	$184,687	$410,035	$371,003
Modular homes	19,412	23,901	38,819	46,348
Park model RVs	11,751	5,979	24,612	17,706
Other (1)	13,971	12,527	27,992	24,799
Net revenue from factory-built housing	252,690	227,094	501,458	459,856
Financial services
Insurance agency commissions received from third-party insurance companies	274	643	1,429	1,275
Other (2)	15,711	13,793	29,830	26,802
Net revenue from financial services	15,985	14,436	31,259	28,077
Total Net revenue	$268,675	$241,530	$532,717	$487,933

(1)	Other factory-built housing revenue from ancillary products and services including freight, used homes and other services.

(2)	Other financial services revenue relates to consumer finance and insurance revenue that is not within the scope of ASU 2014-09, Revenue from Contracts with Customers ("Topic 606").
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	September 28, 2019	March 30, 2019
Cash related to CountryPlace customer payments to be remitted to third parties	$13,948	$10,426
Cash related to CountryPlace customer payments on securitized loans to be remitted to bondholders	—	634
Other restricted cash	1,383	1,439
	$15,331	$12,499

Corresponding amounts were recorded in accounts payable and accrued liabilities for customer payments and deposits, respectively.

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the accompanying Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	September 28, 2019	March 30, 2019	September 29, 2018	March 31, 2018
Cash and cash equivalents	$190,478	$187,370	$195,488	$186,766
Restricted cash, current	14,981	12,148	13,754	11,228
Restricted cash	350	351	453	1,264
Cash, cash equivalents and restricted cash per statement of cash flows	$205,809	$199,869	$209,695	$199,258

4. Investments
Investments consisted of the following (in thousands):

	September 28, 2019	March 30, 2019
Available-for-sale debt securities	$12,181	$13,408
Marketable equity securities	12,649	11,073
Non-marketable equity investments	20,926	20,276
	$45,756	$44,757

The Company's investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of September 28, 2019 and March 30, 2019, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.
The Company records investments in fixed maturity securities classified as available-for-sale at fair value and records the difference between fair value and cost in Accumulated other comprehensive income (loss).
The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$6,168	$22	$(48)	$6,142
State and political subdivision debt securities	3,706	139	(3)	3,842
Corporate debt securities	1,901	4	(8)	1,897
U.S. Treasury and government debt securities	300	—	—	300
	$12,075	$165	$(59)	$12,181

	March 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$6,625	$3	$(119)	$6,509
State and political subdivision debt securities	4,883	117	(17)	4,983
Corporate debt securities	1,635	3	(19)	1,619
U.S. Treasury and government debt securities	300	—	(3)	297
	$13,443	$123	$(158)	$13,408

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	September 28, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$669	$—	$3,197	$(48)	$3,866	$(48)
State and political subdivision debt securities	302	(1)	103	(2)	405	(3)
Corporate debt securities	—	—	1,096	(8)	1,096	(8)
	$971	$(1)	$4,396	$(58)	$5,367	$(59)

	March 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,066	$(9)	$5,206	$(110)	$6,272	$(119)
State and political subdivision debt securities	353	—	2,319	(17)	2,672	(17)
Corporate debt securities	243	(8)	1,073	(11)	1,316	(19)
U.S. Treasury and government debt securities	—	—	297	(3)	297	(3)
	$1,662	$(17)	$8,895	$(141)	$10,557	$(158)

Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired as of September 28, 2019.

The amortized cost and fair value of the Company's investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	September 28, 2019
	Amortized Cost	Fair Value
Due in less than one year	$507	$507
Due after one year through five years	3,215	3,218
Due after five years through ten years	263	283
Due after ten years	1,922	2,031
Mortgage-backed securities	6,168	6,142
	$12,075	$12,181

The Company recognizes investment gains and losses on available-for-sale debt securities when it sells or otherwise disposes of securities using the specific identification method. There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three and six months ended September 28, 2019 or September 29, 2018.
The Company recognizes unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. Net investment gains and losses on marketable equity securities for the three and six months ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Marketable equity securities:
Net gains (losses) on securities held	$350	$(312)	$1,302	$1,298
Net losses on securities sold	(1)	(13)	(2)	(53)
Total net gain (loss) on marketable equity securities	$349	$(325)	$1,300	$1,245

5. Inventories
Inventories consisted of the following (in thousands):

	September 28, 2019	March 30, 2019
Raw materials	$35,330	$33,701
Work in process	12,655	12,212
Finished goods	67,220	70,290
	$115,205	$116,203

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	September 28, 2019	March 30, 2019
Loans held for investment (at Acquisition Date, defined below)	$40,983	$44,375
Loans held for investment (originated after Acquisition Date)	19,530	20,580
Loans held for sale	16,801	11,288
Construction advances	14,261	12,883
Consumer loans receivable	91,575	89,126
Deferred financing fees and other, net	(2,208)	(1,926)
Allowance for loan losses	(415)	(415)
	$88,952	$86,785

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
The Company acquired consumer loans receivable as part of its acquisition of Palm Harbor Homes, Inc. ("Palm Harbor") in April 2011 ("Acquisition Date"). As of the Acquisition Date, the Company determined the excess of the loan pool's scheduled contractual principal and interest payments over all cash flows expected as an amount that consists of interest that cannot be accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans consists of interest that is accreted into interest income over the remaining life of the loans (accretable yield). Interest income on consumer loans receivable is recognized as Net revenue.

	September 28, 2019	March 30, 2019
	(in thousands)
Consumer loans receivable held for investment – contractual amount	$91,723	$100,595
Purchase discount
Accretable	(34,108)	(36,672)
Non-accretable	(16,540)	(19,502)
Less consumer loans receivable reclassified as other assets	(92)	(46)
Total acquired consumer loans receivable held for investment, net	$40,983	$44,375

Over the life of the acquired loans, the Company estimates cash flows expected to be collected to determine if an allowance for loan loss subsequent to the Acquisition Date is required. The weighted averages of assumptions used in the calculation of expected cash flows to be collected were as follows:

	September 28, 2019	March 30, 2019
Prepayment rate	16.4%	17.1%
Default rate	1.1%	1.1%
Assuming there was a 1% (100 basis point) unfavorable variation from the expected level, for each key assumption, the expected cash flows for the life of the portfolio, as of September 28, 2019, would decrease by approximately $881,000 and $2.5 million for the expected prepayment rate and expected default rate, respectively.

The changes in accretable yield on acquired consumer loans receivable held for investment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at the beginning of the period	$34,881	$42,873	$36,672	$44,481
Accretion	(1,713)	(1,968)	(3,480)	(3,867)
Reclassifications to non-accretable discount	940	32	916	323
Balance at the end of the period	$34,108	$40,937	$34,108	$40,937

The consumer loans held for investment had the following characteristics:

	September 28, 2019	March 30, 2019
Weighted average contractual interest rate	8.49%	8.49%
Weighted average effective interest rate	9.20%	9.11%
Weighted average months to maturity	159	163

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	September 28, 2019
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$374	$228	$253	$—	$—	$855
620-719	7,615	5,629	10,275	—	87	23,606
720+	8,344	4,895	7,748	—	162	21,149
Other	46	—	382	—	—	428
Subtotal	16,379	10,752	18,658	—	249	46,038
Conforming mortgages
0-619	—	—	83	—	—	83
620-719	—	—	1,550	9,616	8,489	19,655
720+	—	—	818	4,645	7,760	13,223
Other	—	—	—	—	303	303
Subtotal	—	—	2,451	14,261	16,552	33,264
Non-conforming mortgages
0-619	76	327	950	—	—	1,353
620-719	811	3,915	2,614	—	—	7,340
720+	1,124	2,012	230	—	—	3,366
Other	—	—	182	—	—	182
Subtotal	2,011	6,254	3,976	—	—	12,241
Other loans	—	—	32	—	—	32
	$18,390	$17,006	$25,117	$14,261	$16,801	$91,575

	March 30, 2019
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$401	$245	$266	$—	$—	$912
620-719	8,448	5,996	10,266	—	—	24,710
720+	9,090	5,419	8,436	—	617	23,562
Other	47	—	390	—	—	437
Subtotal	17,986	11,660	19,358	—	617	49,621
Conforming mortgages
0-619	—	—	83	—	460	543
620-719	—	—	2,202	8,061	6,885	17,148
720+	—	—	684	4,822	3,326	8,832
Subtotal	—	—	2,969	12,883	10,671	26,523
Non-conforming mortgages
0-619	78	344	991	—	—	1,413
620-719	994	4,008	2,687	—	—	7,689
720+	1,238	2,053	369	—	—	3,660
Other	—	—	214	—	—	214
Subtotal	2,310	6,405	4,261	—	—	12,976
Other loans	—	—	6	—	—	6
	$20,296	$18,065	$26,594	$12,883	$11,288	$89,126

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of September 28, 2019, 42% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. As of March 30, 2019, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. Other than Texas and Florida, no other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 28, 2019 or March 30, 2019.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.0 million and $1.5 million as of September 28, 2019 and March 30, 2019, respectively, and were included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $1.2 million and $1.5 million as of September 28, 2019 and March 30, 2019, respectively.

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
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	September 28, 2019	March 30, 2019
Direct loans receivable	$46,399	$42,899
Participation loans receivable	262	495
Allowance for loan losses	(163)	(180)
Deferred financing fees, net	(239)	(208)
	$46,259	$43,006

The commercial loans receivable balance had the following characteristics:

	September 28, 2019	March 30, 2019
Weighted average contractual interest rate	5.5%	5.7%
Weighted average months to maturity	9	7
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan losses was not needed at September 28, 2019 or March 30, 2019.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent distributors, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded an allowance for loan losses of $163,000 and $135,000 at September 28, 2019 and September 29, 2018, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at beginning of period	$191	$113	$180	$42
Change in estimated loan losses, net	(28)	22	(17)	93
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$163	$135	$163	$135
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	September 28, 2019	March 30, 2019	September 28, 2019	March 30, 2019
Commercial loans receivable:
Collectively evaluated for impairment	$16,276	$18,018	$—	$—
Individually evaluated for impairment	30,123	24,881	262	495
	$46,399	$42,899	$262	$495
Allowance for loan losses:
Collectively evaluated for impairment	$(163)	$(180)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(163)	$(180)	$—	$—

Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. The Company's policy is to place loans on non-accrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unstable or unwilling to make payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At September 28, 2019, there were no commercial loans 90 days or more past due that were still accruing interest. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal. At September 28, 2019, the Company was not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	September 28, 2019	March 30, 2019	September 28, 2019	March 30, 2019
Risk profile based on payment activity:
Performing	$46,399	$42,899	$262	$495
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$46,399	$42,899	$262	$495

The Company had concentrations of commercial loans receivables related to factory-built homes in excess of 10% of the commercial loans receivables principal balance located in the following states:

	September 28, 2019	March 30, 2019
California	15.7%	21.1%
Arizona	14.9%	16.3%

Additionally, at March 30, 2019, 10.4% of the commercial loans receivables principal balance was concentrated in Oregon. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
As of September 28, 2019 and March 30, 2019, the Company had concentrations with one independent third-party and its affiliates that equaled 24.4% and 22.0% of the commercial loans receivable principal balance outstanding, respectively, all of which was secured.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	September 28, 2019	March 30, 2019
Property, plant and equipment, at cost:
Land	$21,723	$21,359
Buildings and improvements	49,972	42,976
Machinery and equipment	28,756	27,053
	100,451	91,388
Accumulated depreciation	(30,252)	(27,904)
	$70,199	$63,484

Depreciation expense was $1.3 million and $1.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively. For the six months ended September 28, 2019 and September 29, 2018, depreciation expense was $2.4 million and $2.1 million, respectively.
Included in the amounts above are certain assets under finance leases. See Note 9 for additional information.
9. Leases
The Company leases certain production and retail locations, office space and equipment. The Company determines if a contract or arrangement is, or contains, a lease at inception. Lease agreements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. Generally, the exercise of lease renewal options is at the Company’s discretion. Some agreements also include options to purchase the leased property. The estimated life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option that the Company is reasonably certain to exercise.
 Certain of the Company's lease agreements include rental payments adjusted periodically for inflation. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.

 ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the Company’s leases do not provide a readily determinable implicit interest rate, the Company must estimate an incremental borrowing rate. In determining the estimated incremental borrowing rate, the Company considers the lease period and comparable market interest rates, as well as any other information available at the lease commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
 The following table provides information about the financial statement classification of the Company's lease balances reported within the Consolidated Balance Sheets as of September 28, 2019 (in thousands):

	Classification	September 28, 2019
ROU assets
Operating lease assets	Operating lease right-of-use assets	$11,732
Finance lease assets	Property, plant and equipment, net (1)	1,685
Total lease assets		$13,417

Lease Liabilities
Current
Operating lease liabilities	Accrued liabilities	$3,786
Finance lease liabilities	Current portion of secured financings and other	726
Non-current
Operating lease liabilities	Operating lease liabilities	8,735
Finance lease liabilities	Securitized financings and other	317
Total lease liabilities		$13,564

(1) Recorded net of accumulated amortization of $89,000 as of September 28, 2019.
The following table provides information about the financial statement classification of the Company's lease expenses reported within the Consolidated Statements of Comprehensive Income for the three and six months ended September 28, 2019 (in thousands):

		September 28, 2019
Lease Expense Category	Classification	Three Months Ended	Six Months Ended
Operating lease expense (1)
	Cost of sales	$208	$417
	Selling, general and administrative expenses	776	1,529
Finance lease expense
Amortization of leased assets	Cost of sales	10	19
Interest on lease liabilities	Interest expense	14	27
Total lease expense		$1,008	$1,992
(1) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating leases for the three and six months ended September 28, 2019 were $832,000 and $1.6 million, respectively. Cash payments for finance leases for the three and six months ended September 28, 2019 were $36,000 and $70,000, respectively.

The present value of the minimum payments for future fiscal years under non-cancelable leases as of September 28, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$1,746	$703	$2,449
2021	3,797	79	3,876
2022	2,882	73	2,955
2023	1,875	73	1,948
2024	1,445	73	1,518
Thereafter	2,611	122	2,733
Total lease payments	14,356	1,123	15,479
Less: Amount representing interest	(1,835)	(80)	(1,915)
Present value of lease liabilities	$12,521	$1,043	$13,564
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of September 28, 2019:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	4.8	4.5%
Finance leases	2.5	5.0%

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
 Future minimum lease commitments for future fiscal years under all non-cancelable operating leases having a remaining term in excess of one year as of March 30, 2019 were as follows (in thousands):

2020	$2,292
2021	2,197
2022	1,389
2023	1,072
Thereafter	1,372
Total remaining lease payments	$8,322

10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	September 28, 2019			March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$75,024	$—	$75,024	$72,920	$—	$72,920
Trademarks and trade names	8,900	—	8,900	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	85,024	—	85,024	81,220	—	81,220
Finite-lived:
Customer relationships	11,300	(6,146)	5,154	7,100	(5,970)	1,130
Other	1,424	(1,093)	331	1,384	(1,038)	346
	$97,748	$(7,239)	$90,509	$89,704	$(7,008)	$82,696
Amortization expense recognized on intangible assets was $151,000 and $80,000 for the three months ending September 28, 2019 and September 29, 2018, respectively. Amortization expense recognized on intangible assets for the six months ended September 28, 2019 and September 29, 2018 was $231,000 and $164,000, respectively.
11. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 28, 2019	March 30, 2019
Salaries, wages and benefits	$25,910	$25,257
Customer deposits	22,385	17,804
Unearned insurance premiums	19,375	18,305
Estimated warranties	18,563	17,069
Accrued volume rebates	12,240	10,412
Insurance loss reserves	5,659	6,686
Accrued self-insurance	5,485	5,171
Company repurchase options on certain loans sold	4,512	3,810
Operating lease liabilities	3,786	—
Reserve for repurchase commitments	3,011	2,362
Accrued taxes	2,547	1,767
Capital lease obligation	—	1,075
Other	14,463	15,463
	$137,936	$125,181

12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at beginning of period	$17,760	$16,670	$17,069	$16,638
Purchase accounting additions	1,192	—	1,192	—
Charged to costs and expenses	6,765	6,713	14,586	12,942
Payments and deductions	(7,154)	(6,478)	(14,284)	(12,675)
Balance at end of period	$18,563	$16,905	$18,563	$16,905

13. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consisted of amounts related to loans sold that did not qualify for loan sale accounting treatment and lease obligations in which it is expected that the Company will obtain ownership of a leased asset at the end of the lease term. The following table summarizes debt and finance lease obligations (in thousands):

	September 28, 2019	March 30, 2019
2007-1 securitized financings (acquired as part of the Palm Harbor transaction)	$—	$18,364
Secured credit facilities	10,974	11,289
Other secured financings	4,217	4,487
Finance lease liabilities	1,043	—
	$16,234	$34,140

Prior to the Company's acquisition of Palm Harbor and CountryPlace, CountryPlace completed an initial securitization (2005-1) and a second securitized borrowing (2007-1). The Company repurchased these loan portfolios in January 2019 and August 2019, respectively, eliminating the related securitized financings.
Acquired securitized financings were recorded at fair value at the time of acquisition, which resulted in a discount, and subsequently are accounted for in a manner similar to FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality to accrete the discount.
Prior to the repurchase, over the life of the loans, the Company estimated cash flows expected to be paid on the securitized financings. The Company evaluated at the balance sheet date whether the present value of its securitized financings, determined using the effective interest rate, had increased or decreased. The amount of accretable yield recognized on a prospective basis over the securitized financing's remaining life was adjusted by the present value of any subsequent change in cash flows expected to be paid.
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at the beginning of the period	$206	$2,697	$491	$3,515
Accretion	(206)	(774)	(577)	(1,577)
Adjustment to cash flows	—	(89)	86	(104)
Balance at the end of the period	$—	$1,834	$—	$1,834

The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. This draw down period expired in September 2019. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities are converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of September 28, 2019, the outstanding balance of the converted loans was $11.0 million at a weighted average interest rate of 4.91%.
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	September 28, 2019		September 29, 2018
	Written	Earned	Written	Earned
Direct premiums	$4,179	$4,653	$3,820	$4,249
Assumed premiums—nonaffiliate	6,760	6,592	6,280	6,350
Ceded premiums—nonaffiliate	(3,029)	(3,029)	(3,135)	(3,135)
Net premiums	$7,910	$8,216	$6,965	$7,464

	Six Months Ended
	September 28, 2019		September 29, 2018
	Written	Earned	Written	Earned
Direct premiums	$9,212	$9,223	$8,361	$8,460
Assumed premiums—nonaffiliate	14,273	13,027	13,214	12,584
Ceded premiums—nonaffiliate	(6,016)	(6,016)	(5,982)	(5,982)
Net premiums	$17,469	$16,234	$15,593	$15,062

Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $175,000 of the risk of loss per reinsurance. Therefore, Standard Casualty's risk of loss is limited to $125,000 per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $1.5 million per occurrence, up to a maximum of $43.5 million in the aggregate.
Purchasing reinsurance contracts protects Standard Casualty from frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time. Under these agreements, the Company may be required to repurchase and reestablish its reinsurance contracts for the remainder of the year to the extent that they have been utilized.
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
16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. The risk of loss under these agreements is spread over numerous distributors. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the distributor) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $93.8 million at September 28, 2019, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation (accounted for pursuant to ASC 460) or a contingent liability for each repurchase arrangement (accounted for under the provisions of ASC 450-20). The Company recorded an estimated liability of $3.0 million and $2.4 million at September 28, 2019 and March 30, 2019, respectively, related to the commitments pertaining to these agreements.
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding at either September 28, 2019 or March 30, 2019.
Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried on the Consolidated Balance Sheets at the amount advanced less a valuation allowance, and are included in Consumer loans receivable, net. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 28, 2019	March 30, 2019
Construction loan contract amount	$32,822	$28,230
Cumulative advances	(14,261)	(12,883)
Remaining construction contingent commitment	$18,561	$15,347

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. CountryPlace maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million as of September 28, 2019 and March 30, 2019, included in Accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. During the six months ended September 28, 2019, no claim request resulted in the execution of an indemnification agreement or in the repurchase of a loan.
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
As of September 28, 2019, CountryPlace had outstanding IRLCs with a notional amount of $18.6 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During the three and six months ended September 28, 2019, CountryPlace recognized losses of $2,000 and $3,000 respectively, on outstanding IRLCs. During the three and six months ended September 29, 2018, CountryPlace recognized losses of $8,000 and gains of $12,000, respectively, on outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of September 28, 2019, CountryPlace had $53.9 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three and six months ended September 28, 2019, CountryPlace recognized gains of $49,000 and $84,000 on forward sales and whole loan sale commitments, respectively. CountryPlace recognized gains of $237,000 and $62,000 on forward sales and whole loan sale commitments during the three and six months ended September 29, 2018, respectively.
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
The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract, product liability and warranty, personal injury and employment. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

17. Stockholders' Equity
The following table represents changes in stockholders' equity for each quarterly period during the six months ended September 28, 2019 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	21,282	—	21,282
Issuance of common stock under stock incentive plans	13,304	—	(1,252)	—	—	(1,252)
Stock-based compensation	—	—	630	—	—	630
Other comprehensive income, net	—	—	—	—	89	89
Balance, June 29, 2019	9,111,624	$91	$248,825	$301,360	$61	$550,337
Net income	—	—	—	20,885	—	20,885
Issuance of common stock under stock incentive plans	15,842	—	941	—	—	941
Stock-based compensation	—	—	818	—	—	818
Other comprehensive income, net	—	—	—	—	23	23
Balance, September 28, 2019	9,127,466	$91	$250,584	$322,245	$84	$573,004

The following table represents changes in stockholders' equity for each quarterly period during the six months ended September 29, 2018 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106
Cumulative effect of implementing ASU 2016-01, net	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606, net	—	—	—	454	—	454
Net income	—	—	—	19,691	—	19,691
Issuance of common stock under stock incentive plans	16,448	1	(2,169)	—	—	(2,168)
Stock-based compensation	—	—	599	—	—	599
Other comprehensive income, net	—	—	—	—	5	5
Balance, June 30, 2018	9,061,306	$91	$244,627	$231,147	$(178)	$475,687
Net income	—	—	—	15,576	—	15,576
Issuance of common stock under stock incentive plans	36,053	—	1,995	—	—	1,995
Stock-based compensation	—	—	1,516	—	—	1,516
Other comprehensive loss, net	—	—	—	—	(26)	(26)
Balance, September 29, 2018	9,097,359	$91	$248,138	$246,723	$(204)	$494,748

18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 229,347 shares were still available for grant as of September 28, 2019. When options are exercised or restricted stock vests, new shares of the Company's common stock are issued, or the restricted stock shares are no longer restricted. Awards may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a defined period or based on certain performance criteria, as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than five years. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation cost charged against income for the three and six months ended September 28, 2019 was $818,000 and $1.4 million, respectively. The Company recorded stock-based compensation expense of $1.5 million and $2.1 million for the three and six months ended September 29, 2018, respectively.
As of September 28, 2019, total unrecognized compensation cost related to stock options was approximately $6.6 million and the related weighted-average period over which it is expected to be recognized is approximately 3.06 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, which requires the input of assumptions. The Company estimates the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on historical data.
The following table summarizes stock option activity for the six months ended September 28, 2019:

Number of Options
Outstanding at March 30, 2019	411,111
Granted	74,450
Exercised	(47,724)
Canceled or expired	—
Outstanding at September 28, 2019	437,837
Exercisable at September 28, 2019	219,838

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of the Company's common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total
Outstanding at March 30, 2019	—	—	—
Awarded	7,200	4,650	11,850
Released	—	(400)	(400)
Canceled or expired	—	—	—
Outstanding at September 28, 2019	7,200	4,250	11,450
Unvested target stock awards that vest based upon performance conditions through fiscal year 2022	7,200

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

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$20,885	$15,576	$42,167	$35,267
Weighted average shares outstanding:
Basic	9,119,835	9,079,679	9,111,260	9,064,007
Effect of dilutive securities	146,250	224,509	130,574	223,723
Diluted	9,266,085	9,304,188	9,241,834	9,287,730
Net income per share:
Basic	$2.29	$1.72	$4.63	$3.89
Diluted	$2.25	$1.67	$4.56	$3.80

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and six months ended September 28, 2019 were 22,536 and 42,401, respectively. In addition, 11,450 outstanding restricted share awards were excluded from the calculation of diluted earnings per share for the six months ended September 28, 2019 because the underlying vesting criteria had not yet been met. For the three and six months ended September 29, 2018, anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share were 3,751 and 6,682, respectively.
20. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments were as follows (in thousands):

	September 28, 2019		March 30, 2019
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$12,181	$12,181	$13,408	$13,408
Marketable equity securities (1)	12,649	12,649	11,073	11,073
Non-marketable equity investments (2)	20,926	20,926	20,276	20,276
Consumer loans receivable (3)	88,952	104,294	86,785	101,001
Interest rate lock commitment derivatives (4)	8	8	11	11
Forward loan sale commitment derivatives (4)	25	25	(59)	(59)
Commercial loans receivable (5)	46,259	46,801	43,006	43,582
Securitized financings and other (6)	(16,234)	(19,755)	(34,140)	(38,101)

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 28, 2019
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$300	$—	$300	$—
Mortgage-backed securities (1)	6,142	—	6,142	—
Securities issued by states and political subdivisions (1)	3,842	—	3,842	—
Corporate debt securities (1)	1,897	—	1,897	—
Marketable equity securities (2)	12,649	12,649	—	—
Interest rate lock commitment derivatives (3)	8	—	—	8
Forward loan sale commitment derivatives (3)	25	—	—	25
Mortgage servicing rights (4)	1,278	—	—	1,278

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S Treasury and Government (1)	$297	$—	$297	$—
Mortgage-backed securities (1)	6,509	—	6,509	—
Securities issued by states and political subdivisions (1)	4,983	—	4,983	—
Corporate debt securities (1)	1,619	—	1,619	—
Marketable equity securities (2)	11,073	11,073	—	—
Interest rate lock commitment derivatives (3)	11	—	—	11
Forward loan sale commitment derivatives (3)	(59)	—	—	(59)
Mortgage servicing rights (4)	1,372	—	—	1,372

(1)	Unrealized gains or losses on investments are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through Cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through Net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended September 28, 2019. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	September 28, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$72,546	$—	$—	$72,546
Loans held for sale	17,487	—	—	17,487
Loans held—construction advances	14,261	—	—	14,261
Commercial loans receivable	46,801	—	—	46,801
Securitized financings and other	(19,755)	—	(19,755)	—
Non-marketable equity investments	20,926	—	—	20,926

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$76,319	$—	$—	$76,319
Loans held for sale	11,799	—	—	11,799
Loans held—construction advances	12,883	—	—	12,883
Commercial loans receivable	43,582	—	—	43,582
Securitized financings and other	(38,101)	—	(38,101)	—
Non-marketable equity investments	20,276	—	—	20,276

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale was lower than the fair value as of September 28, 2019. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the six months ended September 28, 2019.
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

	September 28, 2019	March 30, 2019
Number of loans serviced with MSRs	4,596	4,557
Weighted average servicing fee (basis points)	31.12	31.59
Capitalized servicing multiple	72.30%	77.97%
Capitalized servicing rate (basis points)	22.50	24.63
Serviced portfolio with MSRs (in thousands)	$567,886	$556,934
Mortgage servicing rights (in thousands)	$1,278	$1,372

21. Related Party Transactions
The Company has non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the three and six months ended September 28, 2019, the total sales to related parties were $10.4 million and $23.8 million, respectively. Total sales to related parties for the three and six months ended September 29, 2018 were $9.5 million and $21.2 million, respectively. As of September 28, 2019 and March 30, 2019, there were a total of $8.1 million and $6.2 million of commercial loans outstanding with certain related parties, respectively.
22. Acquisition of Destiny Homes
On August 2, 2019, the Company purchased certain manufactured housing assets and assumed certain liabilities of Destiny Homes, which operates one manufacturing facility located in Moultrie, Georgia and produces and distributes manufactured and modular homes through a network of independent retailers in the Southeastern United States, further expanding the Company’s reach. The transaction was accounted for as business combination and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.
The acquisition-date fair value of the total consideration was $16.5 million, which is subject to future adjustments. Neither Destiny Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Destiny Home’s assets and specified liabilities. The Company will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

August 2, 2019
Accounts receivable	$908
Inventories	5,508
Property, plant and equipment, net	5,244
Other current assets	3,290
Intangible assets (1)	5,940
Total identifiable assets acquired	$20,890

Accounts payable and accrued liabilities	$(6,527)

Net identifiable assets acquired	14,363
Goodwill	2,104
Net assets acquired	$16,467
(1) Includes $1.7 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $4.2 million assigned to customer-related intangible subject to a useful life of 10 years amortized on a straight-line basis.

Since the acquisition date, Destiny Homes contributed net revenue of $6.4 million and reduced consolidated net income on the Company's Consolidated Statements of Comprehensive Income for the three months ended September 28, 2019 by $136,000. Net income from the Destiny Homes acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition. This had the effect of eliminating profits from the related home sales after the acquisition date. These purchase accounting adjustments are expected to continue into subsequent periods.
Pro Forma Impact of Acquisition. The following table presents supplemental pro forma information as if the acquisition of Destiny Homes had occurred on April 1, 2018 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue	$270,239	$252,925	$543,951	$511,369
Net income	21,165	16,250	43,807	37,464
Diluted net income per share	2.28	1.75	4.74	4.03

23. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue:
Factory-built housing	$252,690	$227,094	$501,458	$459,856
Financial services	15,985	14,436	31,259	28,077
	$268,675	$241,530	$532,717	$487,933

Income before income taxes:
Factory-built housing	$22,463	$16,880	$46,776	$38,488
Financial services	4,792	2,637	7,841	5,165
	$27,255	$19,517	$54,617	$43,653

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. The Company does not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle, Lexington and Destiny. The Company is also a leading producer of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes.
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
The Company has strategically expanded its factory operations and related business initiatives primarily through the acquisition of industry competitors. This has enabled Cavco to meet the needs of the affordable housing space on a national basis.

The purchase of the Fleetwood and Palm Harbor assets in August 2009 and April 2011, respectively, increased home production and distribution capabilities and provided for vertical integration through entry into financial services businesses specific to the Company's industry. These transactions further expanded the Company's geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South Central and Mid-Atlantic regions.
The purchases of Chariot Eagle, Fairmont, Lexington and Destiny, in March 2015, May 2015, April 2017 and August 2019, respectively, provided for further operating capacity, increased home production capabilities and further strengthened the Company's market position in the Midwest, the western Great Plains states, the Northeast, the Southeast and several provinces in Canada.
The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas and Moultrie, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to and distributed by independently owned retail operations located throughout the United States and Canada. In addition, the Company's homes are sold through 39 Company-owned U.S. retail locations.
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
The Company has manufacturing facilities strategically positioned across the United States, and utilizes local market research to design homes to meet the demands of its customers. The Company has the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, the Company can accommodate virtually any customer request. In addition to homes built in accordance with the National Manufacturing Home Construction and Safety Standards ("HUD code") promulgated by the U.S. Department of Housing and Urban Development ("HUD"), the Company also constructs modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of its manufacturing facilities.
The Company employs a concerted effort to identify niche market opportunities where its diverse product lines and custom building capabilities provide a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. The Company also builds homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, the Company's products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and it continues to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

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
Cavco maintains a backlog of home orders from its network of licensed distributors including communities and developers. Distributors may cancel orders prior to production without penalty. Accordingly, until the production of a particular home has commenced, the Company does not consider its backlog to be firm orders. The backlog of sales orders at September 28, 2019 was $137 million in total compared to $204 million at September 29, 2018. While order backlog levels vary per factory, the current backlog level in total is considered healthy and is relatively consistent with the backlog of $131 million at June 29, 2019. A healthy backlog is indicative of the general ability to coordinate efficient factory production schedules, timely obtain raw materials based on product mix and achieve home completion timeframe expectations of our customers. The Company's backlog at September 29, 2018 was elevated as a result of excessive order volume from industry distributors. The high order rates may have been driven in part by wholesale distribution chain concerns about maintaining adequate home inventory levels in a period where distributors may have perceived underlying affordable housing demand to be accelerating faster than expected.
The Company continues to focus on developing order volume growth opportunities by working to increase its production capabilities and adjusting product offerings as appropriate. The Company has continued to realize increased demand for its product offerings and strives to manage its production levels and workforce size accordingly. The Company continually reviews wage rates of its production employees and has established other monetary incentive programs to ensure competitive compensation. In other efforts to assist with recruiting and retaining production employees, the Company has more extensively used on-line recruiting tools, has updated recruitment brochures and has improved the appearance and appeal of its production facilities. Through all of these programs, the Company has been moderately successful in improving retention and reducing the annualized turnover rate. Even with these challenges, the Company believes its ability to meet the overall need for affordable manufactured homes remains strong.
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

The lack of an efficient secondary market for manufactured home loans and the limited number of institutions lending to manufactured home buyers result in higher interest rates for loans secured by manufactured homes compared to those for site-built homes. This continues to constrain industry growth. The Company is working directly with other industry participants to develop secondary market opportunities for manufactured home loan portfolios and expand lending opportunities in the industry. Additionally, the Company continues to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing its participation in home-only lending may provide additional sales growth opportunities for its factory-built housing operations.
The Company is also working through industry trade associations to encourage favorable legislative and Government-Sponsored Enterprise ("GSE") action to address the mortgage financing needs of buyers of affordable homes. Federal law requires the GSEs to comply with a "Duty to Serve" the underserved markets specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. Manufactured housing is one of the specified underserved markets. In December 2017, Fannie Mae and Freddie Mac released their final Underserved Markets Plans that describe, with specificity, the actions they will take over a three-year period to fulfill their "Duty to Serve" obligations. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that were announced in the latter part of calendar 2018. Small-scale pilot programs for the purchase of home-only loans are also included in the GSE’s Underserved Markets Plans. Implementation of various aspects of the GSE’s Underserved Markets Plans are subject to approval by their regulator, the Federal Housing Finance Agency, and their approval is not assured. Expansion of the secondary market for lending through the GSEs could support further demand for housing, as lending options would likely become more affordable to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
On January 25, 2018, HUD announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. In addition, on June 25, 2019, President Trump signed an Executive Order directing federal agencies to work together to alleviate barriers that impede the production of affordable housing. The Executive Order created a White House Council on Eliminating Regulatory Barriers to Affordable Housing, consisting of members from eight federal agencies and chaired by the HUD Secretary. While there has been no timeline established, if certain changes are made, the Company may be able to serve a broader range of home buyers.
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
As disclosed in Part II, Item 1, Legal Proceedings, the Company and Joseph Stegmayer, the Company's former Chairman, President and Chief Executive Officer, received subpoenas from the Securities and Exchange Commission's ("SEC") Division of Enforcement seeking documents related to trading in stock of another public company. The Company expects to continue to incur expenses related to this matter that may materially impact the Company's earnings over the next several quarters. Those costs include, among other items, advancement of expenses for Mr. Stegmater pursuant to his indemnity arrangements with the Company. The Audit Committee of the Board of Directors (the "Audit Committee") initiated an internal investigation led by independent legal counsel to the Audit Committee in relation to this inquiry. The independent counsel to the Audit Committee has advised the Audit Committee that it has completed its internal investigation related to the matters. The results of this investigation have been shared with the Company's auditors, listing exchange and with the SEC staff. The Company intends to continue cooperating with the SEC in this matter.

As a result of this inquiry, the Company incurred $0.8 million and $1.6 million in legal and other expenses during the three and six months ended September 28, 2019, respectively, and expects to continue to incur related costs pertaining to this matter over the next several quarters. During the third quarter of fiscal year 2019, the Company also reviewed the sufficiency of its insurance coverage and as a result of this review, Cavco's Board of Directors made a decision to purchase additional director and officer ("D&O") insurance coverage. These new 22 month policies were implemented December 21, 2018. Total premiums paid during the third quarter of fiscal year 2019 for these policies were $15.3 million. As a result, the Company recorded $2.1 million and $4.2 million of additional D&O policy premium expense during the three and six months ended September 28, 2019, respectively, and expects to incur approximately $2.1 million per quarter in Selling, general and administrative expense from the amortization of these policy premiums through the second quarter of fiscal year 2021. Any additional adjustments are expected to be in the normal course of maintaining adequate D&O insurance for the Company.
Industry Overview
According to data reported by the Manufactured Housing Institute, industry home shipments decreased 6.4% for the first 8 months of calendar year 2019 compared to the same period in the prior year. Some of this decrease was the result of the industry's production of disaster-relief homes for the Federal Emergency Management Agency during calendar year 2018 that did not repeat in calendar year 2019. During calendar year 2018, the manufactured housing industry shipped approximately 97,000 HUD code manufactured homes, an increase of 4.3% over the approximately 93,000 units shipped in 2017. Annual shipments have increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved in recent years, the industry continues to operate at relatively low levels compared to historical shipment statistics.
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
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. The U.S. adult population is estimated to expand by approximately 11.9 million between 2019 and 2024. Young adults born from 1976 to 1995, often referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, sustainability, diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities specifically designed for homeowners that fall into this age group.

Results of Operations
Three and six months ended September 28, 2019 compared to September 29, 2018
Net Revenue.
Net revenue consisted of the following for the three and six months ended September 28, 2019 and September 29, 2018, respectively (dollars in thousands, except net factory-built housing revenue per home sold):

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	% Change
Net revenue:
Factory-built housing	$252,690	$227,094	$25,596	11.3%
Financial services	15,985	14,436	1,549	10.7%
	$268,675	$241,530	$27,145	11.2%

Total homes sold	3,781	3,536	245	6.9%

Net factory-built housing revenue per home sold	$66,832	$64,223	$2,609	4.1%

	Six Months Ended
	September 28, 2019	September 29, 2018	Change	% Change
Net revenue:
Factory-built housing	$501,458	$459,856	$41,602	9.0%
Financial services	31,259	28,077	3,182	11.3%
	$532,717	$487,933	$44,784	9.2%

Total homes sold	7,588	7,423	165	2.2%

Net factory-built housing revenue per home sold	$66,086	$61,950	$4,136	6.7%
The increase in Net revenue from the factory-built housing segment for the three and six months ended September 28, 2019 compared to the same periods last year was from improved home sales volume and higher home selling prices. The results also include $6.4 million in revenue from the operations of Destiny Homes.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the six months ended September 28, 2019, the Company sold 6,064 homes Wholesale and 1,524 Retail versus 6,036 homes Wholesale and 1,387 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, the Company has experienced, and expects to continue to experience, volatility in overall net factory-built housing revenue per home sold.

Financial services segment revenue increased for the three months ended September 28, 2019, from a 24% increase in home loan sales compared to the prior year period, additional interest income on commercial loans outstanding and more insurance policies in force in the current year compared to the prior year. The overall increase is partially offset by lower interest income earned on the securitized loan portfolios that continue to amortize.
Gross Profit.
Gross profit consisted of the following for the three and six months ended September 28, 2019 and September 29, 2018, respectively (in thousands):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Gross profit:
Factory-built housing	$48,639	$41,798	$6,841	16.4%
Financial services	9,828	7,618	2,210	29.0%
	$58,467	$49,416	$9,051	18.3%

Gross profit as % of Net revenue:
Consolidated	21.8%	20.5%	N/A	1.3%
Factory-built housing	19.2%	18.4%	N/A	0.8%
Financial services	61.5%	52.8%	N/A	8.7%

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Gross profit:
Factory-built housing	$100,774	$85,684	$15,090	17.6%
Financial services	17,991	15,208	2,783	18.3%
	$118,765	$100,892	$17,873	17.7%

Gross profit as % of Net revenue:
Consolidated	22.3%	20.7%	N/A	1.6%
Factory-built housing	20.1%	18.6%	N/A	1.5%
Financial services	57.6%	54.2%	N/A	3.4%
Factory-built housing gross profit and gross profit as a percentage of net sales for the three and six months ended September 28, 2019 increased from improved home sales volume and higher average home selling prices, while continuing to benefit from generally lower commodity prices.
Financial services gross profit for the three and six months ended September 28, 2019 increased from more home loan sales, increased interest income on commercial loans outstanding, more insurance policies in force in the current year compared to the prior year and lower claims expense at our insurance subsidiary. This was partially offset by lower interest income earned on securitized loan portfolios that continue to amortize. As a percentage of net revenue, financial services gross profit improved from lower claims expense at our insurance subsidiary from more storm activity in the prior year as compared to the current year.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for the three and six months ended September 28, 2019 and September 29, 2018, respectively (in thousands):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$31,580	$25,921	$5,659	21.8%
Financial services	4,503	4,114	389	9.5%
	$36,083	$30,035	$6,048	20.1%

Selling, general and administrative expenses as % of Net revenue:	13.4%	12.4%	N/A	1.0%

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$62,331	$50,970	$11,361	22.3%
Financial services	9,016	8,278	738	8.9%
	$71,347	$59,248	$12,099	20.4%

Selling, general and administrative expenses as % of Net revenue:	13.4%	12.1%	N/A	1.3%
Selling, general and administrative expenses related to factory-built housing increased for the three and six months ended September 28, 2019, primarily from the amortization of $2.1 million and $4.2 million in premiums for additional D&O insurance purchased by the Company, respectively, $0.8 million and $1.6 million in expenses related to the Company's response to the SEC inquiry, respectively, and increased compensation expense from improved results.
Selling, general and administrative expenses related to financial services increased for the three and six months ended September 28, 2019, primarily from higher salary and incentive compensation expense.
Interest Expense.
Interest expense was $0.3 million and $0.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively. For the six months ended September 28, 2019 and September 29, 2018, Interest expense was $0.8 million and $1.9 million, respectively. The decrease for the three and six months ended September 28, 2019 is primarily the result of a reduction in bond interest expense, as the Company exercised its right to repurchase the 2005-1 securitized loan portfolio in January 2019 and the 2007-1 securitized portfolio in August 2019, thereby eliminating the related interest expense. These decreases were partially offset by interest expense related to secured credit facilities and finance leases.
Other Income, net.
Other income, net was $5.2 million and $1.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively. For the six months ended September 28, 2019 and September 29, 2018, Other income, net was $8.0 million and $3.9 million, respectively. The increase is primarily the result of a $3.4 million net gain on the sale of idle land that was recognized in the current period. The current year period also includes an increase in interest income from higher interest rates on larger Cash and cash equivalents balances compared to the same period last year and additional income from improved results in non-marketable equity investment entities.

Income Before Income Taxes.
Income before income taxes consisted of the following for the three and six months ended September 28, 2019 and September 29, 2018, respectively (in thousands):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Income before income taxes:
Factory-built housing	22,463	$16,880	$5,583	33.1%
Financial services	4,792	2,637	2,155	81.7%
	$27,255	$19,517	$7,738	39.6%

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Income before income taxes:
Factory-built housing	$46,776	$38,488	$8,288	21.5%
Financial services	7,841	5,165	2,676	51.8%
	$54,617	$43,653	$10,964	25.1%
Income tax expense.
Income tax expense was $6.4 million and $3.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively. For the six months ended September 28, 2019 and September 29, 2018, Income tax expense was $12.5 million and $8.4 million, respectively. The effective income tax rate for the second fiscal quarter was 23.4% compared to an effective tax rate of 20.2% for the same period last year. For the six months ended September 28, 2019 and September 29, 2018, the effective income tax rate was 22.8% and 19.2%, respectively. The lower effective tax rate in the prior year relates to greater tax benefits from the exercise of stock options, as the three and six months ended September 28, 2019 includes a benefit of $0.3 million and $0.9 million, respectively, compared to a benefit of $1.1 million and $2.3 million for the three and six months ended September 29, 2018, respectively.
Liquidity and Capital Resources
The Company believes that cash and cash equivalents at September 28, 2019, together with cash flow from operations, will be sufficient to fund its operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. The Company expects to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources in the event of such a transaction. The recent acquisition of Destiny Homes did not have a significant impact on our liquidity or capital resources. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for its home-only lending programs. However, depending on the Company's operating results and strategic opportunities, it may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for the Company to reevaluate its long-term operating plans to make more efficient use of its existing capital resources. The exact nature of any changes to the Company's plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of the Company's control.

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by the Company's insurance subsidiary are generally not available to satisfy the claims of Cavco or its legal subsidiaries. The Company believes that stockholders' equity at its insurance subsidiary remains sufficient and does not believe that its ability to pay ordinary dividends to Cavco will be restricted per state regulations.
The following is a summary of the Company's cash flows for the six months ended September 28, 2019 and September 29, 2018, respectively (in thousands):

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$199,869	$199,258	$611
Net cash provided by operating activities	43,593	17,808	25,785
Net cash used in investing activities	(18,308)	(3,170)	(15,138)
Net cash used in financing activities	(19,345)	(4,201)	(15,144)
Cash, cash equivalents and restricted cash at end of the period	$205,809	$209,695	$(3,886)
Net cash provided by operating activities increased during the six months ended September 28, 2019, compared to the six months ended September 29, 2018, primarily from increased profitability from improved home sales volume, higher home selling prices coupled with lower material input costs, greater sales of consumer loans and decreased commercial lending.
Consumer loan originations increased by $15.8 million to $80.3 million for the six months ended September 28, 2019 from $64.5 million for the six months ended September 29, 2018. Proceeds from sales of consumer loans provided $77.2 million in cash, compared to $62.2 million in the previous year.
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
Net cash for investing activities was primarily used to fund the acquisition of Destiny Homes, which operates a manufactured and modular housing factory in Moultrie, Georgia.
Financing activities used $15.1 million more cash during the period compared to the same period last year, as the Company repurchased the 2007-1 securitized loan portfolio in August 2019, eliminating the related securitized financings.
Financings. In August 2019, the Company repurchased the 2007-1 securitized loan portfolio, leaving no further securitized financing balance outstanding.

The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. This draw down period expired in September 2019. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities were converted into an amortizing loan based on a 20 or 25 year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program were 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of September 28, 2019, the outstanding balance of the converted loans was $11.0 million at a weighted average interest rate of 4.91%.
Contractual Commitments and Contingencies. Other than the Company's repurchase of the 2007-1 securitized loan portfolio, which is discussed above, there were no material changes to the contractual obligations as set forth in the Company's Annual Report on Form 10-K.
Off-Balance Sheet Arrangements. See Note 16 of the Consolidated Financial Statement Notes included in this Report for a discussion of the Company’s off-balance sheet arrangements.
Critical Accounting Policies
On March 31, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which provides new guidance for lease recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 1 to the Consolidated Financial Statements for additional discussion. There have been no other significant changes to the Company's critical accounting policies during the six months ended September 28, 2019, as compared to those disclosed in Part II, Item 7 of the Company's Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2019, its disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 28, 2019, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in the Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended September 28, 2019, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
Since August 2018, the Company has been cooperating with an investigation by the SEC's enforcement staff in Los Angeles regarding trading in another public company’s securities by the Company, its former Chief Executive Officer and others outside the Company. The Audit Committee conducted and completed an internal investigation led by independent legal counsel and other advisers to assess the Company's trading. The results of the Audit Committee’s work have been shared with the Company’s auditors, listing exchange and with the SEC staff. The Company intends to continue cooperating with the SEC in this matter.
The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to the Company's business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract, construction defect, deceptive trade practices, unfair insurance practices, product liability and warranty, personal injury and employment. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Form 10-K, which could materially affect the Company's business, financial condition or future results. The risks described in this Report and in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.		Exhibit
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other items required under Part II are omitted because they are not applicable.

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	President and Chief Executive Officer	October 29, 2019
William C. Boor	(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Chief Financial Officer and Treasurer	October 29, 2019
Daniel L. Urness	(Principal Financial and Accounting Officer)