Form 10-Q
period 2019-12-28
CAVCO INDUSTRIES INC.
filed 2020-01-31
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 24, 2020, 9,142,281 shares of Registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 28, 2019

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 28, 2019	March 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$216,882	$187,370
Restricted cash, current	13,026	12,148
Accounts receivable, net	39,411	40,701
Short-term investments	13,945	12,620
Current portion of consumer loans receivable, net	37,151	30,058
Current portion of commercial loans receivable, net	15,433	15,234
Inventories	110,144	116,203
Assets held for sale	—	3,061
Prepaid expenses and other current assets	55,994	44,654
Total current assets	501,986	462,049
Restricted cash	350	351
Investments	31,229	32,137
Consumer loans receivable, net	52,841	56,727
Commercial loans receivable, net	28,924	27,772
Property, plant and equipment, net	71,407	63,484
Goodwill and other intangibles, net	89,962	82,696
Operating lease right-of-use assets	10,710	—
Total assets	$787,409	$725,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,050	$29,305
Accrued liabilities	132,878	125,181
Current portion of securitized financings and other	1,862	19,522
Total current liabilities	161,790	174,008
Operating lease liabilities	7,795	—
Deferred income taxes	8,439	7,002
Securitized financings and other	14,125	14,618

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,141,191 and 9,098,320 shares, respectively	91	91
Additional paid-in capital	251,941	249,447
Retained earnings	343,143	280,078
Accumulated other comprehensive income (loss)	85	(28)
Total stockholders' equity	595,260	529,588
Total liabilities and stockholders' equity	$787,409	$725,216
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenue	$273,722	$233,700	$806,439	$721,633
Cost of sales	213,867	184,679	627,819	571,720
Gross profit	59,855	49,021	178,620	149,913
Selling, general and administrative expenses	36,844	30,833	108,191	90,081
Income from operations	23,011	18,188	70,429	59,832
Interest expense	(490)	(923)	(1,278)	(2,836)
Other income, net	2,211	(318)	10,198	3,604
Income before income taxes	24,732	16,947	79,349	60,600
Income tax expense	(3,834)	(3,563)	(16,284)	(11,949)
Net income	$20,898	$13,384	$63,065	$48,651

Comprehensive income:
Net income	$20,898	$13,384	$63,065	$48,651
Reclassification adjustment for securities sold or matured	15	14	17	38
Applicable income taxes	(3)	(3)	(4)	(8)
Net change in unrealized position of investments held	(14)	62	126	11
Applicable income taxes	3	(13)	(26)	(2)
Comprehensive income	$20,899	$13,444	$63,178	$48,690

Net income per share:
Basic	$2.29	$1.47	$6.91	$5.36
Diluted	$2.25	$1.44	$6.81	$5.24
Weighted average shares outstanding:
Basic	9,138,202	9,097,993	9,120,241	9,075,156
Diluted	9,293,941	9,270,220	9,259,203	9,282,178

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 28, 2019	December 29, 2018
OPERATING ACTIVITIES
Net income	$63,065	$48,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,208	3,468
Provision for credit losses	138	500
Deferred income taxes	1,407	(732)
Stock-based compensation expense	2,268	2,936
Non-cash interest income, net	(1,134)	(660)
Gain on sale of property, plant and equipment, net	(3,416)	(39)
Gain on investments and sale of loans, net	(11,801)	(5,200)
Changes in operating assets and liabilities:
Accounts receivable	2,196	(863)
Consumer loans receivable originated	(121,637)	(98,692)
Proceeds from sales of consumer loans	117,127	96,679
Principal payments on consumer loans receivable	7,816	9,681
Inventories	11,567	(6,257)
Prepaid expenses and other current assets	(676)	(9,248)
Commercial loans receivable	487	(20,556)
Accounts payable and accrued liabilities	(3,295)	(3,310)
Net cash provided by operating activities	68,320	16,358
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,487)	(6,318)
Payments for Destiny Homes, net	(15,937)	—
Proceeds from sale of property, plant and equipment and assets held for sale	73	110
Purchases of investments	(4,648)	(5,497)
Proceeds from sale of investments	8,126	6,530
Net cash used in investing activities	(18,873)	(5,175)
FINANCING ACTIVITIES
Proceeds (payments) from exercise of stock options	226	(114)
Proceeds from secured financings and other	76	392
Payments on securitized financings and other	(19,360)	(6,112)
Net cash used in financing activities	(19,058)	(5,834)
Net increase in cash, cash equivalents and restricted cash	30,389	5,349
Cash, cash equivalents and restricted cash at beginning of the fiscal year	199,869	199,258
Cash, cash equivalents and restricted cash at end of the period	$230,258	$204,607
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,901	$15,845
Cash paid for interest	$604	$1,912
Supplemental disclosures of noncash activity:
Right-of-use assets recognized	$14,322	$—
Operating lease obligations incurred	$14,347	$—
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that the Company believes are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company's 2019 Annual Report on Form 10-K for the year ended March 30, 2019, filed with the SEC on May 28, 2019 ("Form 10-K").
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
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs in 20 factories located throughout the United States, which are sold to a network of independent distributors, community owners and developers and through the Company's 39 Company-owned retail stores. Our financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
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
As a result of such adoption, net operating lease ROU assets and lease liabilities of $13.0 million and $13.5 million, respectively, were added to the Company’s Consolidated Balance Sheet as of March 31, 2019. The difference between the additional lease assets and lease liabilities reflects existing accrued rent balances that were reclassified to the operating lease ROU asset as of March 31, 2019. The standard did not materially impact our consolidated Net income and had no impact on cash flows. See Note 9 for additional information.
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

2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and the source of revenue for the three and nine months ended December 28, 2019 and December 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Factory-built housing
U.S. Housing and Urban Development code homes	$208,966	$174,068	$619,001	$545,071
Modular homes	24,508	25,698	63,327	72,046
Park model RVs	10,219	10,037	34,831	27,743
Other (1)	13,413	10,539	41,405	35,338
Net revenue from factory-built housing	257,106	220,342	758,564	680,198
Financial services
Insurance agency commissions received from third-party insurance companies	783	704	2,212	1,979
Other (2)	15,833	12,654	45,663	39,456
Net revenue from financial services	16,616	13,358	47,875	41,435
Total Net revenue	$273,722	$233,700	$806,439	$721,633

(1)	Other factory-built housing revenue from ancillary products and services including freight, used homes and other services.

(2)	Other financial services revenue includes consumer finance and insurance revenue that is not within the scope of ASU 2014-09, Revenue from Contracts with Customers ("Topic 606").
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	December 28, 2019	March 30, 2019
Cash related to CountryPlace customer payments to be remitted to third parties	$12,352	$10,426
Other restricted cash	1,024	2,073
	$13,376	$12,499

Corresponding amounts are recorded in accounts payable and accrued liabilities for customer payments and deposits, respectively.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	December 28, 2019	March 30, 2019	December 29, 2018	March 31, 2018
Cash and cash equivalents	$216,882	$187,370	$192,869	$186,766
Restricted cash, current	13,026	12,148	11,284	11,228
Restricted cash	350	351	454	1,264
Cash, cash equivalents and restricted cash per statement of cash flows	$230,258	$199,869	$204,607	$199,258

4. Investments
Investments consisted of the following (in thousands):

	December 28, 2019	March 30, 2019
Available-for-sale debt securities	$10,391	$13,408
Marketable equity securities	13,473	11,073
Non-marketable equity investments	21,310	20,276
	$45,174	$44,757

The Company's investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of December 28, 2019 and March 30, 2019, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.
The Company records investments in fixed maturity securities classified as available-for-sale at fair value and records the difference between fair value and cost in Accumulated other comprehensive income (loss).
The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$5,267	$17	$(48)	$5,236
State and political subdivision debt securities	3,695	138	(2)	3,831
Corporate debt securities	1,321	4	(1)	1,324
	$10,283	$159	$(51)	$10,391

	March 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$6,625	$3	$(119)	$6,509
State and political subdivision debt securities	4,883	117	(17)	4,983
Corporate debt securities	1,635	3	(19)	1,619
U.S. Treasury and government debt securities	300	—	(3)	297
	$13,443	$123	$(158)	$13,408

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	December 28, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$399	$—	$2,896	$(48)	$3,295	$(48)
State and political subdivision debt securities	302	(1)	102	(1)	404	(2)
Corporate debt securities	299	(1)	250	—	549	(1)
	$1,000	$(2)	$3,248	$(49)	$4,248	$(51)

	March 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,066	$(9)	$5,206	$(110)	$6,272	$(119)
State and political subdivision debt securities	353	—	2,319	(17)	2,672	(17)
Corporate debt securities	243	(8)	1,073	(11)	1,316	(19)
U.S. Treasury and government debt securities	—	—	297	(3)	297	(3)
	$1,662	$(17)	$8,895	$(141)	$10,557	$(158)

Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired as of December 28, 2019.
The amortized cost and fair value of the Company's investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	December 28, 2019
	Amortized Cost	Fair Value
Due in less than one year	$471	$472
Due after one year through five years	2,081	2,092
Due after five years through ten years	262	282
Due after ten years	2,202	2,309
Mortgage-backed securities	5,267	5,236
	$10,283	$10,391

The Company recognizes investment gains and losses on available-for-sale debt securities when it sells or otherwise disposes of securities using the specific identification method. There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three and nine months ended December 28, 2019 or December 29, 2018.

The Company recognizes unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. Net investment gains and losses on marketable equity securities for the three and nine months ended December 28, 2019 and December 29, 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Marketable equity securities:
Net gains (losses) on securities held	$764	$(2,996)	$2,066	$(1,698)
Net gains (losses) on securities sold	13	11	11	(42)
Total net gain (loss) on marketable equity securities	$777	$(2,985)	$2,077	$(1,740)

5. Inventories
Inventories consisted of the following (in thousands):

	December 28, 2019	March 30, 2019
Raw materials	$35,669	$33,701
Work in process	12,571	12,212
Finished goods	61,904	70,290
	$110,144	$116,203

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	December 28, 2019	March 30, 2019
Loans held for investment (at Acquisition Date, defined below)	$39,403	$44,375
Loans held for investment (originated after Acquisition Date)	20,839	20,580
Loans held for sale	19,839	11,288
Construction advances	12,626	12,883
Consumer loans receivable	92,707	89,126
Deferred financing fees and other, net	(2,284)	(1,926)
Allowance for loan losses	(431)	(415)
	$89,992	$86,785

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

	December 28, 2019	March 30, 2019
	(in thousands)
Loans held for investment (at Acquisition Date) – contractual amount	$87,543	$100,595
Purchase discount:
Accretable	(32,068)	(36,672)
Non-accretable	(16,026)	(19,502)
Less loans reclassified as other assets	(46)	(46)
Total loans held for investment (at Acquisition Date), net	$39,403	$44,375

Over the life of the consumer loans held for investment (at Acquisition Date), the Company estimates cash flows expected to be collected to determine if an allowance for loan loss subsequent to the Acquisition Date is required. The weighted averages of assumptions used in the calculation of expected cash flows to be collected were as follows:

	December 28, 2019	March 30, 2019
Prepayment rate	16.6%	17.1%
Default rate	1.3%	1.1%
Assuming there was a 1% (100 basis point) unfavorable variation from the expected level, for each key assumption, the expected cash flows over the life of the portfolio, as of December 28, 2019, would decrease by approximately $817,000 and $2.3 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on consumer loans receivable held for investment (at Acquisition Date) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance at the beginning of the period	$34,108	$40,937	$36,672	$44,481
Accretion	(1,606)	(1,904)	(5,086)	(5,771)
Reclassifications (from) to non-accretable discount	(434)	(376)	482	(53)
Balance at the end of the period	$32,068	$38,657	$32,068	$38,657

Total consumer loans held for investment had the following characteristics:

	December 28, 2019	March 30, 2019
Weighted average contractual interest rate	8.42%	8.49%
Weighted average effective interest rate	9.18%	9.11%
Weighted average months to maturity	163	163

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	December 28, 2019
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$362	$219	$245	$—	$—	$826
620-719	7,319	5,467	10,873	—	—	23,659
720+	7,933	4,660	7,392	—	538	20,523
Other	46	—	339	—	—	385
Subtotal	15,660	10,346	18,849	—	538	45,393
Conforming mortgages
0-619	—	—	83	—	—	83
620-719	—	—	2,402	8,321	12,173	22,896
720+	—	—	1,061	4,305	7,128	12,494
Subtotal	—	—	3,546	12,626	19,301	35,473
Non-conforming mortgages
0-619	76	277	828	—	—	1,181
620-719	764	3,820	2,528	—	—	7,112
720+	1,115	1,992	230	—	—	3,337
Other	—	—	181	—	—	181
Subtotal	1,955	6,089	3,767	—	—	11,811
Other loans	—	—	30	—	—	30
	$17,615	$16,435	$26,192	$12,626	$19,839	$92,707

	March 30, 2019
	Consumer Loans Held for Investment
	Securitized 2005	Securitized 2007	Unsecuritized	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$401	$245	$266	$—	$—	$912
620-719	8,448	5,996	10,266	—	—	24,710
720+	9,090	5,419	8,436	—	617	23,562
Other	47	—	390	—	—	437
Subtotal	17,986	11,660	19,358	—	617	49,621
Conforming mortgages
0-619	—	—	83	—	460	543
620-719	—	—	2,202	8,061	6,885	17,148
720+	—	—	684	4,822	3,326	8,832
Subtotal	—	—	2,969	12,883	10,671	26,523
Non-conforming mortgages
0-619	78	344	991	—	—	1,413
620-719	994	4,008	2,687	—	—	7,689
720+	1,238	2,053	369	—	—	3,660
Other	—	—	214	—	—	214
Subtotal	2,310	6,405	4,261	—	—	12,976
Other loans	—	—	6	—	—	6
	$20,296	$18,065	$26,594	$12,883	$11,288	$89,126

Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of December 28, 2019, 41% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 14% was concentrated in Florida. As of March 30, 2019, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 28, 2019 or March 30, 2019.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.1 million and $1.5 million as of December 28, 2019 and March 30, 2019, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $1.0 million and $1.5 million as of December 28, 2019 and March 30, 2019, respectively.

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
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	December 28, 2019	March 30, 2019
Direct loans receivable	$44,619	$42,899
Participation loans receivable	148	495
Allowance for loan losses	(162)	(180)
Deferred financing fees, net	(248)	(208)
	$44,357	$43,006

The commercial loans receivable balance had the following characteristics:

	December 28, 2019	March 30, 2019
Weighted average contractual interest rate	6.1%	5.7%
Weighted average months to maturity	10	7
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan losses was not needed at December 28, 2019 or March 30, 2019.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent distributors, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related notes receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded an allowance for loan losses of $162,000 and $160,000 at December 28, 2019 and December 29, 2018, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance at beginning of period	$163	$135	$180	$42
Change in estimated loan losses, net	(1)	25	(18)	118
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$162	$160	$162	$160
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for each class of financing receivable by evaluation methodology (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 28, 2019	March 30, 2019	December 28, 2019	March 30, 2019
Commercial loans receivable:
Collectively evaluated for impairment	$16,186	$18,018	$—	$—
Individually evaluated for impairment	28,433	24,881	148	495
	$44,619	$42,899	$148	$495
Allowance for loan losses:
Collectively evaluated for impairment	$(162)	$(180)	$—	$—
Individually evaluated for impairment	—	—	—	—
	$(162)	$(180)	$—	$—

Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. The Company's policy is to place loans on non-accrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At December 28, 2019, there were no commercial loans 90 days or more past due that were still accruing interest. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal. At December 28, 2019, the Company was not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	December 28, 2019	March 30, 2019	December 28, 2019	March 30, 2019
Risk profile based on payment activity:
Performing	$44,619	$42,899	$148	$495
Watch list	—	—	—	—
Nonperforming	—	—	—	—
	$44,619	$42,899	$148	$495

The Company had concentrations of commercial loans receivables related to factory-built homes in excess of 10% of the commercial loans receivables principal balance located in the following states:

	December 28, 2019	March 30, 2019
California	20.4%	21.1%
Arizona	17.5%	16.3%

Additionally, at March 30, 2019, 10.4% of the commercial loans receivables principal balance was concentrated in Oregon. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
As of December 28, 2019 and March 30, 2019, the Company had concentrations with one independent third-party and its affiliates that equaled 19.8% and 22.0% of the commercial loans receivable principal balance outstanding, respectively, all of which was secured.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	December 28, 2019	March 30, 2019
Property, plant and equipment, at cost:
Land	$21,723	$21,359
Buildings and improvements	50,914	42,976
Machinery and equipment	30,150	27,053
	102,787	91,388
Accumulated depreciation	(31,380)	(27,904)
	$71,407	$63,484

Depreciation expense was $1.4 million and $1.1 million for the three months ended December 28, 2019 and December 29, 2018, respectively. For the nine months ended December 28, 2019 and December 29, 2018, depreciation expense was $3.8 million and $3.2 million, respectively.
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

 ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments in accordance with the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the Company’s leases do not provide a readily determinable implicit interest rate, the Company must estimate an incremental borrowing rate. In determining the estimated incremental borrowing rate, the Company considers the lease period and comparable market interest rates, as well as any other information available at the lease commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
 The following table provides information about the financial statement classification of the Company's lease balances reported within the Consolidated Balance Sheets as of December 28, 2019 (in thousands):

	Classification	December 28, 2019
ROU assets
Operating lease assets	Operating lease right-of-use assets	$10,710
Finance lease assets	Property, plant and equipment, net (1)	1,675
Total lease assets		$12,385

Lease Liabilities
Current:
Operating lease liabilities	Accrued liabilities	$3,809
Finance lease liabilities	Current portion of securitized financings and other	717
Non-current:
Operating lease liabilities	Operating lease liabilities	7,795
Finance lease liabilities	Securitized financings and other	303
Total lease liabilities		$12,624

(1) Recorded net of accumulated amortization of $99,000 as of December 28, 2019.
The following table provides information about the financial statement classification of the Company's lease expenses reported within the Consolidated Statements of Comprehensive Income for the three and nine months ended December 28, 2019 (in thousands):

		December 28, 2019
Lease Expense Category	Classification	Three Months Ended	Nine Months Ended
Operating lease expense (1)
	Cost of sales	$208	$625
	Selling, general and administrative expenses	780	2,309
Finance lease expense:
Amortization of leased assets	Cost of sales	10	29
Interest on lease liabilities	Interest expense	13	40
Total lease expense		$1,011	$3,003
(1) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating leases for the three and nine months ended December 28, 2019 were $890,000 and $2.5 million, respectively. Cash payments for finance leases for the three and nine months ended December 28, 2019 were $36,000 and $106,000, respectively.

The present value of the minimum payments for future fiscal years under non-cancelable leases as of December 28, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$880	$666	$1,546
2021	3,814	79	3,893
2022	2,882	73	2,955
2023	1,874	73	1,947
2024	1,529	73	1,602
Thereafter	3,367	122	3,489
Total lease payments	14,346	1,086	15,432
Less: Amount representing interest	(2,742)	(66)	(2,808)
Present value of lease liabilities	$11,604	$1,020	$12,624
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of December 28, 2019:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	4.7	4.5%
Finance leases	2.3	5.0%

Operating Leases pre-Topic 842 adoption:
 The Company has non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. The Company's facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Rent expense for these third-party operating leases was $5.2 million for the fiscal year ended March 30, 2019 and $5.3 million for each of the fiscal years ended March 31, 2018 and April 1, 2017, and is included in Cost of sales and Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income.
 Future minimum lease commitments for future fiscal years under all non-cancelable operating leases having a remaining term in excess of one year as of March 30, 2019 were as follows (in thousands):

2020	$2,292
2021	2,197
2022	1,389
2023	1,072
Thereafter	1,372
Total remaining lease payments	$8,322

10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	December 28, 2019			March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$74,665	$—	$74,665	$72,920	$—	$72,920
Trademarks and trade names	8,900	—	8,900	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	84,665	—	84,665	81,220	—	81,220
Finite-lived:
Customer relationships	11,300	(6,305)	4,995	7,100	(5,970)	1,130
Other	1,424	(1,122)	302	1,384	(1,038)	346
	$97,389	$(7,427)	$89,962	$89,704	$(7,008)	$82,696
Amortization expense recognized on intangible assets was $188,000 and $80,000 for the three months ending December 28, 2019 and December 29, 2018, respectively. Amortization expense recognized on intangible assets for the nine months ended December 28, 2019 and December 29, 2018 was $419,000 and $244,000, respectively.
11. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 28, 2019	March 30, 2019
Salaries, wages and benefits	$24,412	$25,257
Customer deposits	20,437	17,804
Unearned insurance premiums	18,614	18,305
Estimated warranties	17,959	17,069
Accrued volume rebates	12,431	10,412
Company repurchase options on certain loans sold	6,178	3,810
Insurance loss reserves	5,411	6,686
Accrued self-insurance	5,259	5,171
Operating lease liabilities	3,809	—
Reserve for repurchase commitments	2,504	2,362
Accrued taxes	1,206	1,767
Capital lease obligation	—	1,075
Other	14,658	15,463
	$132,878	$125,181

12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance at beginning of period	$18,563	$16,905	$17,069	$16,638
Purchase accounting additions	—	—	1,192	—
Charged to costs and expenses	7,269	10,665	21,855	23,607
Payments and deductions	(7,873)	(10,028)	(22,157)	(22,703)
Balance at end of period	$17,959	$17,542	$17,959	$17,542

13. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consisted of amounts related to loans sold that did not qualify for loan sale accounting treatment and lease obligations in which it is expected that the Company will obtain ownership of a leased asset at the end of the lease term. The following table summarizes debt and finance lease obligations (in thousands):

	December 28, 2019	March 30, 2019
2007-1 securitized financings (acquired as part of the Palm Harbor transaction)	$—	$18,364
Secured credit facilities	10,842	11,289
Other secured financings	4,125	4,487
Finance lease liabilities	1,020	—
	$15,987	$34,140

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
The changes in accretable yield on securitized financings were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance at the beginning of the period	$—	$1,834	$491	$3,515
Accretion	—	(764)	(577)	(2,341)
Adjustment to cash flows	—	(2)	86	(106)
Balance at the end of the period	$—	$1,068	$—	$1,068

The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. This draw down period expired in September 2019. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of December 28, 2019, the outstanding balance of the converted loans was $10.8 million at a weighted average interest rate of 4.91%.
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	December 28, 2019		December 29, 2018
	Written	Earned	Written	Earned
Direct premiums	$4,654	$4,756	$4,190	$4,304
Assumed premiums—nonaffiliate	5,918	6,676	5,860	6,385
Ceded premiums—nonaffiliate	(3,071)	(3,071)	(3,475)	(3,475)
Net premiums	$7,501	$8,361	$6,575	$7,214

	Nine Months Ended
	December 28, 2019		December 29, 2018
	Written	Earned	Written	Earned
Direct premiums	$13,866	$13,979	$12,551	$12,764
Assumed premiums—nonaffiliate	20,191	19,703	19,074	18,969
Ceded premiums—nonaffiliate	(9,087)	(9,087)	(9,457)	(9,457)
Net premiums	$24,970	$24,595	$22,168	$22,276

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
16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. The risk of loss under these agreements is spread over numerous distributors. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the distributor) and the risk of loss is further reduced by the resale value of the repurchased homes. The maximum amount for which the Company was contingently liable under such agreements approximated $77.2 million and $77.1 million at December 28, 2019 and March 30, 2019, respectively, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, the Company records the greater of the estimated value of the non-contingent obligation (accounted for pursuant to ASC 460) or a contingent liability for each repurchase arrangement (accounted for under the provisions of ASC 450-20). The Company recorded an estimated liability of $2.5 million and $2.4 million at December 28, 2019 and March 30, 2019, respectively, related to the commitments pertaining to these agreements.
Letters of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of the Company's investments. There were no amounts outstanding against the letter of credit at either December 28, 2019 or March 30, 2019.
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 28, 2019	March 30, 2019
Construction loan contract amount	$31,859	$28,230
Cumulative advances	(12,626)	(12,883)
Remaining construction contingent commitment	$19,233	$15,347

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. The Company maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million as of December 28, 2019 and March 30, 2019, included in Accrued liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. During the nine months ended December 28, 2019, no claim request resulted in the execution of an indemnification agreement or in the repurchase of a loan.
Interest Rate Lock Commitments. In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind the Company to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, the Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired with another loan that may mitigate losses from fallout.
As of December 28, 2019, CountryPlace had outstanding IRLCs with a notional amount of $15.2 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During the three and nine months ended December 28, 2019, the Company recognized losses of $5,000 and $8,000, respectively, on outstanding IRLCs. During the three and nine months ended December 29, 2018, the Company recognized gains of $13,000 and $25,000, respectively, on outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of December 28, 2019, CountryPlace had $55.9 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three and nine months ended December 28, 2019, the Company recognized gains of $79,000 and $163,000 on forward sales and whole loan sale commitments, respectively. The Company recognized losses of $304,000 and $242,000 on forward sales and whole loan sale commitments during the three and nine months ended December 29, 2018, respectively.
Legal Matters. Since August 2018, the Company has been cooperating with an investigation by the SEC's enforcement staff in Los Angeles regarding trading in another public company’s securities by the Company, its former Chief Executive Officer and others outside the Company. The Audit Committee of the Board of Directors conducted and completed an internal investigation led by independent legal counsel and other advisers to assess the Company's trading. The results of the Audit Committee’s work have been shared with the Company’s auditors, listing exchange and with the SEC staff. The Company has also made internal records and personnel available to the SEC staff and intends to continue cooperating with the SEC on this matter.
The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract, product liability and warranty, personal injury and employment. Although litigation is inherently uncertain, based on past experience and the information currently available, except as discussed above, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

17. Stockholders' Equity
The following table represents changes in stockholders' equity for each quarterly period during the nine months ended December 28, 2019 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	21,282	—	21,282
Issuance of common stock under stock incentive plans	13,304	—	(1,252)	—	—	(1,252)
Stock-based compensation	—	—	630	—	—	630
Other comprehensive income, net	—	—	—	—	89	89
Balance, June 29, 2019	9,111,624	$91	$248,825	$301,360	$61	$550,337
Net income	—	—	—	20,885	—	20,885
Issuance of common stock under stock incentive plans	15,842	—	941	—	—	941
Stock-based compensation	—	—	818	—	—	818
Other comprehensive income, net	—	—	—	—	23	23
Balance, September 28, 2019	9,127,466	$91	$250,584	$322,245	$84	$573,004
Net income	—	—	—	20,898	—	20,898
Issuance of common stock under stock incentive plans	13,725	—	537	—	—	537
Stock-based compensation	—	—	820	—	—	820
Other comprehensive income, net	—	—	—	—	1	1
Balance, December 28, 2019	9,141,191	$91	$251,941	$343,143	$85	$595,260

The following table represents changes in stockholders' equity for each quarterly period during the nine months ended December 29, 2018 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106
Cumulative effect of implementing ASU 2016-01, net	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing Topic 606, net	—	—	—	454	—	454
Net income	—	—	—	19,691	—	19,691
Issuance of common stock under stock incentive plans	16,448	1	(2,169)	—	—	(2,168)
Stock-based compensation	—	—	599	—	—	599
Other comprehensive income, net	—	—	—	—	5	5
Balance, June 30, 2018	9,061,306	$91	$244,627	$231,147	$(178)	$475,687
Net income	—	—	—	15,576	—	15,576
Issuance of common stock under stock incentive plans	36,053	—	1,995	—	—	1,995
Stock-based compensation	—	—	1,516	—	—	1,516
Other comprehensive loss, net	—	—	—	—	(26)	(26)
Balance, September 29, 2018	9,097,359	$91	$248,138	$246,723	$(204)	$494,748
Net income	—	—	—	13,384	—	13,384
Issuance of common stock under stock incentive plans	961	—	59	—	—	59
Stock-based compensation	—	—	821	—	—	821
Other comprehensive income, net	—	—	—	—	60	60
Balance, December 29, 2018	9,098,320	$91	$249,018	$260,107	$(144)	$509,072

18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 235,065 shares were still available for grant as of December 28, 2019. Upon option exercise, new shares of the Company's common stock are issued and when restricted stock vests, restricted stock shares issued become unrestricted. Awards may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a defined period or based on certain performance criteria, as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than five years. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation charged against income for the three and nine months ended December 28, 2019 was $820,000 and $2.3 million, respectively. The Company recorded stock-based compensation expense of $821,000 and $2.9 million for the three and nine months ended December 29, 2018, respectively.
As of December 28, 2019, total unrecognized compensation cost related to stock options was approximately $6.1 million and the related weighted-average period over which it is expected to be recognized is approximately 2.83 years.
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
The following table summarizes stock option activity for the nine months ended December 28, 2019:

Number of Options
Outstanding at March 30, 2019	411,111
Granted	74,750
Exercised	(66,572)
Canceled or expired	(1,000)
Outstanding at December 28, 2019	418,289
Exercisable at December 28, 2019	212,290

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of the Company's common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total
Outstanding at March 30, 2019	—	—	—
Awarded	7,305	4,650	11,955
Released	—	(400)	(400)
Canceled or expired	—	—	—
Outstanding at December 28, 2019	7,305	4,250	11,555
Unvested target stock awards that may vest based upon performance conditions through fiscal year 2022	7,305

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

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income	$20,898	$13,384	$63,065	$48,651
Weighted average shares outstanding:
Basic	9,138,202	9,097,993	9,120,241	9,075,156
Effect of dilutive securities	155,739	172,227	138,962	207,022
Diluted	9,293,941	9,270,220	9,259,203	9,282,178
Net income per share:
Basic	$2.29	$1.47	$6.91	$5.36
Diluted	$2.25	$1.44	$6.81	$5.24

Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three and nine months ended December 28, 2019 were 14,482 and 29,971, respectively. In addition, 7,305 outstanding restricted share awards were excluded from the calculation of diluted earnings per share for both the three and nine months ended December 28, 2019, because the underlying performance criteria had not yet been met. For the three and nine months ended December 29, 2018, anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share were 21,894 and 8,115, respectively.
20. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments were as follows (in thousands):

	December 28, 2019		March 30, 2019
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$10,391	$10,391	$13,408	$13,408
Marketable equity securities (1)	13,473	13,473	11,073	11,073
Non-marketable equity investments (2)	21,310	21,310	20,276	20,276
Consumer loans receivable (3)	89,992	103,141	86,785	101,001
Interest rate lock commitment derivatives (4)	3	3	11	11
Forward loan sale commitment derivatives (4)	104	104	(59)	(59)
Commercial loans receivable (5)	44,357	44,313	43,006	43,582
Securitized financings and other (6)	(15,987)	(19,448)	(34,140)	(38,101)

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 28, 2019
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$5,236	$—	$5,236	$—
State and political subdivision debt securities (1)	3,831	—	3,831	—
Corporate debt securities (1)	1,324	—	1,324	—
Marketable equity securities (2)	13,473	13,473	—	—
Interest rate lock commitment derivatives (3)	3	—	—	3
Forward loan sale commitment derivatives (3)	104	—	—	104
Mortgage servicing rights (4)	1,263	—	—	1,263

	March 30, 2019
	Total	Level 1	Level 2	Level 3
U.S Treasury and government debt securities(1)	$297	$—	$297	$—
Residential mortgage-backed securities (1)	6,509	—	6,509	—
State and political subdivision debt securities (1)	4,983	—	4,983	—
Corporate debt securities (1)	1,619	—	1,619	—
Marketable equity securities (2)	11,073	11,073	—	—
Interest rate lock commitment derivatives (3)	11	—	—	11
Forward loan sale commitment derivatives (3)	(59)	—	—	(59)
Mortgage servicing rights (4)	1,372	—	—	1,372

(1)	Unrealized gains or losses on investments are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through Cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through Net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 28, 2019. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 28, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$69,932	$—	$—	$69,932
Loans held for sale	20,583	—	—	20,583
Loans held—construction advances	12,626	—	—	12,626
Commercial loans receivable	44,313	—	—	44,313
Securitized financings and other	(19,448)	—	(19,448)	—
Non-marketable equity investments	21,310	—	—	21,310

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$76,319	$—	$—	$76,319
Loans held for sale	11,799	—	—	11,799
Loans held—construction advances	12,883	—	—	12,883
Commercial loans receivable	43,582	—	—	43,582
Securitized financings and other	(38,101)	—	(38,101)	—
Non-marketable equity investments	20,276	—	—	20,276

No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale was lower than the fair value as of December 28, 2019. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the nine months ended December 28, 2019.
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

	December 28, 2019	March 30, 2019
Number of loans serviced with MSRs	4,632	4,557
Weighted average servicing fee (basis points)	31.12	31.59
Capitalized servicing multiple	70.53%	77.97%
Capitalized servicing rate (basis points)	21.95	24.63
Serviced portfolio with MSRs (in thousands)	$575,313	$556,934
Mortgage servicing rights (in thousands)	$1,263	$1,372

21. Related Party Transactions
The Company has non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the three and nine months ended December 28, 2019, the total sales to related parties were $13.3 million and $37.1 million, respectively. Total sales to related parties for the three and nine months ended December 29, 2018 were $9.0 million and $30.2 million, respectively. As of December 28, 2019 and March 30, 2019, there were a total of $8.3 million and $6.2 million of commercial loans outstanding with certain related parties, respectively.
22. Acquisition of Destiny Homes
On August 2, 2019, the Company purchased certain manufactured housing assets and assumed certain liabilities of Destiny Homes, which operates one manufacturing facility located in Moultrie, Georgia and produces and distributes manufactured and modular homes through a network of independent retailers in the Southeastern United States, further expanding the Company’s reach. The transaction was accounted for as a business combination and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.
The acquisition-date fair value of the total consideration was $16.5 million, which is subject to future adjustments. Neither Destiny Homes nor the Company incurred debt in connection with the purchase or subsequent operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Destiny Home’s assets and specified liabilities. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

August 2, 2019
Accounts receivable	$908
Inventories	5,508
Property, plant and equipment, net	5,244
Other current assets	3,296
Intangible assets (1)	5,940
Total identifiable assets acquired	20,896
Accounts payable and accrued liabilities	(6,174)
Net identifiable assets acquired	14,722
Goodwill	1,745
Net assets acquired	$16,467
(1) Includes $1.7 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $4.2 million assigned to a customer-related intangible subject to a useful life of 10 years amortized on a straight-line basis.

Since the acquisition date, Destiny Homes contributed Net revenue of $11.2 million and $17.6 million for the three and nine months ended December 28, 2019, respectively. Destiny Homes increased consolidated Net income on the Company's Consolidated Statements of Comprehensive Income for the three and nine months ended December 28, 2019 by $168,000 and $32,000, respectively. Net income from the Destiny Homes acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition. This had the effect of eliminating profits from the related home sales after the acquisition date.
Pro Forma Impact of Acquisition. The following table presents supplemental pro forma information as if the acquisition of Destiny Homes had occurred on April 1, 2018 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenue	$273,722	$245,742	$817,674	$757,112
Net income	20,898	14,832	63,868	52,296
Diluted net income per share	2.25	1.60	6.90	5.63

23. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenue:
Factory-built housing	$257,106	$220,342	$758,564	$680,198
Financial services	16,616	13,358	47,875	41,435
	$273,722	$233,700	$806,439	$721,633

Income before income taxes:
Factory-built housing	$19,247	$14,562	$66,023	$53,050
Financial services	5,485	2,385	13,326	7,550
	$24,732	$16,947	$79,349	$60,600

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
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle, Lexington and Destiny. The Company is also one of the leading producers of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes. Cavco's finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes.
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
The Company has strategically expanded its factory operations and related business activities primarily through the acquisition of industry competitors. This has enabled Cavco to meet the needs of the affordable housing market on a national basis.

The purchase of the Fleetwood and Palm Harbor assets in August 2009 and April 2011, respectively, increased home production and distribution capabilities and provided for vertical integration through entry into financial services businesses specific to the Company's industry. These transactions expanded the Company's geographic reach at a national level by adding factories and retail locations serving the Northwest, West, South, South Central and Mid-Atlantic regions.
The purchases of Chariot Eagle, Fairmont, Lexington and Destiny, in March 2015, May 2015, April 2017 and August 2019, respectively, provided additional operating capacity, increased home production capabilities and further strengthened the Company's market in certain areas of the United States and several provinces in Canada.
The Company operates 20 homebuilding facilities located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Lexington, Mississippi; Martinsville and Rocky Mount, Virginia; Douglas and Moultrie, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to, and distributed by, independently owned and controlled retail operations located throughout the United States and Canada. In addition, the Company's homes are sold through 39 Company-owned U.S. retail locations.
Our operations are generally managed on a decentralized basis, with oversight from the home office. This decentralization enables the Company's operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.
The Company regularly reviews its product offerings throughout the organization and strives to improve designs, production methods and marketing strategies. The Company continues to focus on gaining operational efficiencies among its operations, all of which have organic growth potential.
Company Outlook
The Company maintains a conservative cost structure in an effort to build added value into its homes and has worked diligently to maintain a solid financial position. Our balance sheet strength, including our position in cash and cash equivalents, should help us avoid liquidity problems and enable us to act effectively as market opportunities present themselves.
The Company's manufacturing facilities are strategically positioned across the United States, and utilize local market research to design homes to meet the demands of its customers. The Company has the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, the Company can accommodate virtually any customer request. In addition to homes built in accordance with the National Manufacturing Home Construction and Safety Standards ("HUD code") promulgated by the U.S. Department of Housing and Urban Development ("HUD"), the Company also constructs modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of its manufacturing facilities.
The Company seeks out niche market opportunities where its diverse product lines and custom building capabilities provide a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs and sustainability. The Company also builds homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, the Company's products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and it continues to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.

Based on the relatively low cost associated with manufactured home ownership, the Company's products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have continued to increase in recent years, which has contributed to a decline in tenant housing vacancy rates and a corresponding rise in rental rates. These factors, among other market and economic factors, may cause some renters to become buyers of affordable-housing alternatives, including manufactured homes.
Further, with respect to the general rise in demand for rental housing, the Company has realized a larger proportion of orders and interest from developers and community owners for new manufactured homes intended for use as rental homes, alternative dwelling units and seasonal living. The Company is responsive to the unique product requirements of these buyers and values the opportunity to provide units that are well suited for these purposes.
Cavco maintains a backlog of orders from its network of licensed distributors, communities and developers. Distributors may cancel orders prior to production without penalty. Accordingly, until the production of a particular unit has commenced, the Company does not consider its backlog to be firm orders. The backlog of sales orders at December 28, 2019 was $115 million in total compared to $166 million at December 29, 2018. While order backlog levels vary per factory, the current backlog level in total is considered healthy. A healthy backlog is indicative of the general ability to coordinate efficient factory production schedules, timely obtain raw materials based on product mix and achieve the unit completion timeframe expectations of our customers. The Company's backlog at December 29, 2018 was elevated as a result of excessive order volume from industry distributors. The high order rates may have been driven in part by wholesale distribution chain concerns about maintaining adequate inventory levels in a period where distributors may have perceived underlying affordable housing demand to be accelerating faster than expected.
The Company continues to focus on developing order volume growth opportunities by working to increase its production capabilities and adjusting product offerings as appropriate. The Company strives to manage its production levels and workforce size in order to meet the demand for its product offerings while ensuring efficient use of its production capabilities. The Company continually reviews wage rates of its production employees and has established other monetary incentive programs to ensure competitive compensation. The Company is working to more extensively use on-line recruiting tools, update recruitment brochures and improve the appearance and appeal of its production facilities in order to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. Even with these challenges, the Company believes its ability to help meet the overall need for affordable housing continues to improve.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of its products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, communities and developers. Participation in wholesale financing is helpful to these customers and provides additional opportunity for product exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand product distribution. However, these initiatives do expose the Company to risks associated with the creditworthiness of this customer base and the Company's inventory financing partners.

The lack of an efficient secondary market for manufactured home loans and the limited number of institutions lending to manufactured home buyers result in higher interest rates for loans secured by manufactured homes compared to those for site-built homes. This continues to constrain industry growth. The Company is working directly with other industry participants to develop secondary market opportunities for manufactured home loan portfolios and expand lending availability in the industry. Additionally, the Company continues to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing its investment and participation in home-only lending may provide additional sales growth opportunities for the financial services segment, as well as provide a means that could lead to increased home sales for its factory-built housing operations.
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
As disclosed in Part II, Item 1, Legal Proceedings, the Company and Joseph Stegmayer, the Company's former Chairman, President and Chief Executive Officer, received subpoenas from the Securities and Exchange Commission's ("SEC") Division of Enforcement seeking documents related to trading in stock of another public company. The Company expects to continue to incur expenses related to this matter that may materially impact the Company's earnings. Those costs include, among other items, advancement of expenses for Mr. Stegmayer pursuant to his indemnity agreement with the Company. The Audit Committee of the Board of Directors (the "Audit Committee") conducted and completed an internal investigation led by independent legal counsel and other advisers in relation to this inquiry. The results of this investigation have been shared with the Company's auditors, listing exchange and the SEC staff. The Company has also made internal records and personnel available to the SEC staff and intends to continue cooperating with the SEC on this matter.

As a result of this inquiry, the Company incurred $0.9 million and $2.5 million in legal and other expenses during the three and nine months ended December 28, 2019, respectively, and expects to continue to incur related costs pertaining to this matter. During the third quarter of fiscal year 2019, the Company also reviewed the sufficiency of its insurance coverage and as a result, Cavco's Board of Directors made a decision to purchase additional director and officer ("D&O") liability insurance coverage. These new 22-month policies were implemented December 21, 2018. Total premiums paid during the third quarter of fiscal year 2019 for these policies were $15.3 million. As a result, the Company recorded $2.1 million and $6.3 million of additional D&O policy premium expense during the three and nine months ended December 28, 2019, respectively, and expects to incur approximately $2.1 million per quarter in Selling, general and administrative expense from the amortization of these policy premiums through the second quarter of fiscal year 2021. Any additional adjustments are expected to be in the normal course of maintaining adequate D&O insurance for the Company.
Industry Overview
According to data reported by the Manufactured Housing Institute, industry home shipments decreased 2.9% for the first 11 months of calendar year 2019 compared to the same period in the prior year. Some of this decrease was the result of the industry's production of disaster-relief homes for the Federal Emergency Management Agency during calendar year 2018 that did not repeat in calendar year 2019. During calendar year 2018, the manufactured housing industry shipped approximately 97,000 HUD code manufactured homes, an increase of 4.3% over the approximately 93,000 units shipped in 2017. Through 2018, annual shipments have increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved in recent years, the industry continues to operate at relatively low levels compared to historical shipment statistics.
"First-time" and "move-up" buyers of affordable homes are historically among the largest proportion of new manufactured home purchasers. The Company believes that employment rates among these groups and other potential home buyers who favor affordable housing are strong. Additionally, improved consumer confidence is evident among manufactured home buyers interested in the Company's products for seasonal or retirement living that may have been previously concerned about financial stability, and now appear to be less hesitant to commit to a new home purchase. The Company believes sales growth is most achievable when employment and consumer confidence levels are strong.
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. The U.S. adult population is estimated to expand by approximately 11.8 million between 2020 and 2025. Young adults born from 1976 to 1995, often referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 2.2 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, sustainability, diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities specifically designed for homeowners that fall into this age group.

Results of Operations
Three and nine months ended December 28, 2019 compared to December 29, 2018
Net Revenue.
Net revenue consisted of the following for the three and nine months ended December 28, 2019 and December 29, 2018, respectively (dollars in thousands, except net factory-built housing revenue per home sold):

	Three Months Ended
	December 28, 2019	December 29, 2018	Change	% Change
Net revenue:
Factory-built housing	$257,106	$220,342	$36,764	16.7%
Financial services	16,616	13,358	3,258	24.4%
	$273,722	$233,700	$40,022	17.1%

Total homes sold	3,865	3,447	418	12.1%

Net factory-built housing revenue per home sold	$66,522	$63,923	$2,599	4.1%

	Nine Months Ended
	December 28, 2019	December 29, 2018	Change	% Change
Net revenue:
Factory-built housing	$758,564	$680,198	$78,366	11.5%
Financial services	47,875	41,435	6,440	15.5%
	$806,439	$721,633	$84,806	11.8%

Total homes sold	11,453	10,870	583	5.4%

Net factory-built housing revenue per home sold	$66,233	$62,576	$3,657	5.8%
The increase in Net revenue from the factory-built housing segment for the three and nine months ended December 28, 2019 compared to the same periods last year was from improved home sales volume, including homes sold from the newly acquired Destiny Homes, changes in product mix and higher average home selling prices compared to the prior year. Net revenue from the operations of Destiny Homes was $11.2 million and $17.6 million for the three and nine months ended December 28, 2019, respectively.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the nine months ended December 28, 2019, the Company sold 9,222 homes Wholesale and 2,231 homes Retail versus 8,891 homes Wholesale and 1,979 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, the Company has experienced, and expects to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased for the three and nine months ended December 28, 2019, from greater unrealized gains on investments in the insurance subsidiary’s portfolio, an increase in home loan sales compared to the prior year period, additional interest income on commercial loans outstanding and more insurance policies in force in the current year compared to the prior year. The overall increase is partially offset by lower interest income earned on the acquired loan portfolios that continue to amortize.
Gross Profit.
Gross profit consisted of the following for the three and nine months ended December 28, 2019 and December 29, 2018, respectively (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Gross profit:
Factory-built housing	$48,793	$41,730	$7,063	16.9%
Financial services	11,062	7,291	3,771	51.7%
	$59,855	$49,021	$10,834	22.1%

Gross profit as % of Net revenue:
Consolidated	21.9%	21.0%	N/A	0.9%
Factory-built housing	19.0%	18.9%	N/A	0.1%
Financial services	66.6%	54.6%	N/A	12.0%

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Gross profit:
Factory-built housing	$149,567	$127,414	$22,153	17.4%
Financial services	29,053	22,499	6,554	29.1%
	$178,620	$149,913	$28,707	19.1%

Gross profit as % of Net revenue:
Consolidated	22.1%	20.8%	N/A	1.3%
Factory-built housing	19.7%	18.7%	N/A	1.0%
Financial services	60.7%	54.3%	N/A	6.4%

Factory-built housing gross profit and gross profit as a percentage of net sales for the three and nine months ended December 28, 2019 increased primarily from changes in product mix, while continuing to benefit from generally lower commodity prices.
Financial services gross profit for the three and nine months ended December 28, 2019 increased from greater home loan sales, increased interest income on commercial loans outstanding, more insurance policies in force in the current year compared to the prior year and decreased weather related claims volume at our insurance subsidiary. This was partially offset by lower interest income earned on the acquired loan portfolios that continue to amortize. As a percentage of net revenue, financial services gross profit improved primarily from lower claims expense at our insurance subsidiary from less storm activity in the current year as compared to the prior year.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for the three and nine months ended December 28, 2019 and December 29, 2018, respectively (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$32,017	$26,782	$5,235	19.5%
Financial services	4,827	4,051	776	19.2%
	$36,844	$30,833	$6,011	19.5%

Selling, general and administrative expenses as % of Net revenue:	13.5%	13.2%	N/A	0.3%

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$94,348	$77,752	$16,596	21.3%
Financial services	13,843	12,329	1,514	12.3%
	$108,191	$90,081	$18,110	20.1%

Selling, general and administrative expenses as % of Net revenue:	13.4%	12.5%	N/A	0.9%
Selling, general and administrative expenses related to factory-built housing for the three months ended December 28, 2019 included amortization of $2.1 million in premiums for additional D&O insurance purchased by the Company and $0.9 million in expenses related to the Company's response to the SEC inquiry, compared to $0.7 million and $1.3 million in such costs, respectively, for the three months ended December 29, 2018, as well as greater sales commissions and incentive-based compensation from improved results.
Selling, general and administrative expenses related to factory-built housing for the nine months ended December 28, 2019 included amortization of $6.3 million in premiums for additional D&O insurance purchased by the Company and $2.5 million in expenses related to the Company's response to the SEC inquiry compared to $0.7 million and $1.3 million in such costs, respectively, for the nine months ended December 29, 2018, as well as greater sales commissions and incentive-based compensation from improved results.
Selling, general and administrative expenses related to financial services increased for the three and nine months ended December 28, 2019, primarily from higher salary and incentive-based compensation expense.

Interest Expense.
Interest expense was $0.5 million and $0.9 million for the three months ended December 28, 2019 and December 29, 2018, respectively. For the nine months ended December 28, 2019 and December 29, 2018, Interest expense was $1.3 million and $2.8 million, respectively. The decrease for the three and nine months ended December 28, 2019 is primarily the result of a reduction in bond interest expense, as the Company exercised its right to repurchase the 2005-1 and 2007-1 securitized loan portfolios in January and August 2019, respectively, thereby eliminating the related interest expense. These decreases were partially offset by interest expense related to secured credit facilities and finance leases.
Other Income, net.
Other income, net was $2.2 million and $0.3 million for the three months ended December 28, 2019 and December 29, 2018, respectively. The three months ended December 28, 2019 includes unrealized gains on corporate investments of $0.3 million compared to losses of $2.1 million for the three months ended December 29, 2018. The current year period also includes an increase in interest income from larger Cash and cash equivalents balances compared to the same period last year.
For the nine months ended December 28, 2019 and December 29, 2018, Other income, net was $10.2 million and $3.6 million, respectively. The nine months ended December 28, 2019 includes $1.4 million in unrealized gains on corporate investments compared to losses of $1.0 million for the nine months ended December 29, 2018. In addition, the current period includes a $3.4 million net gain on the sale of idle land and an increase in interest income on larger Cash and cash equivalents balances compared to the same period last year.
Income Before Income Taxes.
Income before income taxes consisted of the following for the three and nine months ended December 28, 2019 and December 29, 2018, respectively (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Income before income taxes:
Factory-built housing	$19,247	$14,562	$4,685	32.2%
Financial services	5,485	2,385	3,100	130.0%
	$24,732	$16,947	$7,785	45.9%

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Income before income taxes:
Factory-built housing	$66,023	$53,050	$12,973	24.5%
Financial services	13,326	7,550	5,776	76.5%
	$79,349	$60,600	$18,749	30.9%
Income tax expense.
Income tax expense was $3.8 million and $3.6 million for the three months ended December 28, 2019 and December 29, 2018, respectively, for an effective income tax rate for the 2020 third quarter of 15.5% compared to an effective tax rate of 21.0% for the same period last year. The lower effective tax rate in the current period is mainly from a benefit of $1.7 million for the recognition of certain tax credits under the 2020 Appropriations Bill that was signed into law on December 20, 2019.

For the nine months ended December 28, 2019 and December 29, 2018, Income tax expense was $16.3 million and $11.9 million, respectively, for an effective income tax rate of 20.5% compared to an effective tax rate of 19.7% for the nine months ended December 29, 2018. The lower effective tax rate in the prior year relates to greater tax benefits from the exercise of stock options, as the nine months ended December 29, 2018 included a benefit of $2.3 million, compared to a benefit of $1.3 million for the nine months ended December 28, 2019.
Liquidity and Capital Resources
The Company believes that cash and cash equivalents at December 28, 2019, together with cash flow from operations, will be sufficient to fund its operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. The Company expects to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources. The recent acquisition of Destiny Homes did not have a significant impact on our liquidity or capital resources. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for its home-only lending programs. However, depending on the Company's operating results and strategic opportunities, it may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for the Company to reevaluate its long-term operating plans to make more efficient use of its existing capital resources. The exact nature of any changes to the Company's plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of the Company's control.
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
The following is a summary of the Company's cash flows for the nine months ended December 28, 2019 and December 29, 2018, respectively (in thousands):

	Nine Months Ended
	December 28, 2019	December 29, 2018	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$199,869	$199,258	$611
Net cash provided by operating activities	68,320	16,358	51,962
Net cash used in investing activities	(18,873)	(5,175)	(13,698)
Net cash used in financing activities	(19,058)	(5,834)	(13,224)
Cash, cash equivalents and restricted cash at end of the period	$230,258	$204,607	$25,651
Net cash provided by operating activities increased during the nine months ended December 28, 2019, compared to the nine months ended December 29, 2018, primarily from increased profitability from improved home sales volume and a lower inventory balance.
Consumer loan originations increased by $22.9 million to $121.6 million for the nine months ended December 28, 2019 from $98.7 million for the nine months ended December 29, 2018. Proceeds from sales of consumer loans provided $117.1 million in cash, compared to $96.7 million in the previous year.

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
Financing activities used $13.2 million more cash during the period compared to the same period last year, as the Company repurchased the 2007-1 securitized loan portfolio in August 2019, eliminating the related securitized financings.
Financings. In August 2019, the Company repurchased the 2007-1 securitized loan portfolio, leaving no further securitized financing balance outstanding.
The Company has entered into secured credit facilities with independent third party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods. This draw down period expired in September 2019. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down period, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program was 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of December 28, 2019, the outstanding balance of the converted loans was $10.8 million at a weighted average interest rate of 4.91%.
Contractual Commitments and Contingencies. Other than the Company's repurchase of the 2007-1 securitized loan portfolio, which is discussed above, there were no material changes to the contractual obligations as set forth in the Company's Annual Report on Form 10-K.
Critical Accounting Policies
On March 31, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), which provides new guidance for lease recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 1 to the Consolidated Financial Statements for additional discussion. There have been no other significant changes to the Company's critical accounting policies during the nine months ended December 28, 2019, as compared to those disclosed in Part II, Item 7 of the Company's Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2019, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 28, 2019, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in the Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended December 28, 2019, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
Since August 2018, the Company has been cooperating with an investigation by the SEC's enforcement staff in Los Angeles regarding trading in another public company’s securities by the Company, its former Chief Executive Officer and others outside the Company. The Audit Committee conducted and completed an internal investigation led by independent legal counsel and other advisers to assess the Company's trading. The results of the Audit Committee’s work have been shared with the Company’s auditors, listing exchange and with the SEC staff. The Company has also made internal records and personnel available to the SEC staff and intends to continue cooperating with the SEC on this matter.
The Company is party to certain other legal proceedings that arise in the ordinary course and are incidental to the Company's business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract, construction defect, deceptive trade practices, unfair insurance practices, product liability and warranty, personal injury and employment. Although litigation is inherently uncertain, based on past experience and the information currently available, except as discussed above, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	President and Chief Executive Officer	January 31, 2020
William C. Boor	(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Chief Financial Officer and Treasurer	January 31, 2020
Daniel L. Urness	(Principal Financial and Accounting Officer)