Form 10-K
period 2020-03-28
CAVCO INDUSTRIES INC.
filed 2020-05-27
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 28, 2019 (based on the closing price on the Nasdaq Global Select Market on September 28, 2019) was $832,760,633. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 22, 2020, 9,173,242 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.'s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, which is expected to be filed within 120 days following the end of the registrant's fiscal year ended March 28, 2020, are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 28, 2020

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. The Company is also a leading producer of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. The Company's insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
The Company constructs homes using an assembly-line process in which each module or floor section is assembled in stages. This assembly-line process is designed to be flexible in order to accommodate significant customization, as requested by our customers. The Company operates 20 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions and distributes its homes through 39 Company-owned U.S. retail outlets and a network of independent distribution points in 42 states and Canada. Thirty-one Company-owned retail stores are located in Texas.
CountryPlace originates single-family residential mortgages and home-only loans and services, for itself and others, conforming mortgages, non-conforming mortgages and home-only loans. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by the GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, the FNMA and the FHLMC. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines. For further information relating to consumer loans receivable, see Note 6 to the Consolidated Financial Statements.
Standard Casualty is located in Texas and is primarily a specialty writer of manufactured home physical damage insurance. Standard Casualty holds insurance licenses in multiple states; however, a significant portion of its writings occur in Texas, Arizona, New Mexico and Nevada. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business (see Note 14 to the Consolidated Financial Statements).
The Company's operations are generally managed on a decentralized basis with oversight from the home office. This decentralization enables our operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.

In March 2020, the World Health Organization declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. During the onset of COVID-19, the Company continued to operate substantially all of its homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. The Company adjusted its operations to manage exposure and transmission risks by implementing enhanced facility cleaning, social distancing and other related protocols while continuing to serve its customers. Operational efficiencies declined from adjusting home production processes to comply with health guidelines and managing higher factory employee absenteeism and building material supply shortages. The Company's average plant capacity utilization rate fell accordingly, fluctuating between approximately 45% and 75% since the onset of the pandemic, compared to pre-pandemic levels of more than 80%.
While Company-owned retail stores and most independently owned retail sales locations remained open for business since the onset of the pandemic, customer traffic has declined. The Company received fewer home orders from its distribution channels than would be typical during the spring selling season. Home sales order volumes dropped approximately 40% in mid-April 2020, but improved somewhat to approximately 20% lower than pre-pandemic levels by mid-May 2020.
Financial services operations have also continued to operate since the onset of the COVID-19 pandemic, largely through the implementation of work-from-home solutions. This includes accepting and processing new applications as well as servicing home loans and insurance policies. The financial services operations are complying with all state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations and are assisting customers in need. Because of changed economic conditions at the end of the fiscal year, loan loss reserves have been increased. See the Government Regulation section below for additional information regarding these loan foreclosure restrictions.
The Company has decided to shut down production and close its Lexington, Mississippi plant. Ongoing market and operating challenges were exacerbated by decreased business and the ongoing uncertainty resulting from the COVID-19 pandemic, all of which contributed to this decision. This location has stopped accepting new orders for homes, is working to support customers by completing production of home orders already in process (which are expected to be completed in June 2020) and has notified its workforce of this shut down decision in accordance with applicable legal requirements. The Company will remain available to serve wholesale customers previously served by the Lexington facility, that choose to continue to purchase the Company's products, from its other production lines in the southeast. The Company does not expect that closing the Lexington facility will have a significant adverse financial effect on the Company and no significant restructuring or related asset impairment charges are expected. Currently, no decisions have been made on the disposition of the production facility, which is currently leased, or related assets.
It is difficult to predict the future impacts on housing demand or the nature of operations at each of our locations due to the COVID-19 pandemic. However, our wholesale customers have been positive about continuing the process of delivering homes and appreciative of our efforts to continue production to meet housing needs.
See Note 23 to the Consolidated Financial Statements for financial information regarding the Company's business segments, factory-built housing and financial services, both of which are discussed below.
Business Strategies
The Company's marketing efforts are focused on providing manufactured homes that are customizable and appeal to a wide range of home buyers, on a regional basis, in the markets we serve. The primary demographics for our products are entry-level and move-up buyers and persons age 55 and older. The Company also markets to special niches such as subdivision developers and vacation home buyers.
The Company focuses on developing and maintaining the resources necessary to meet its customer's desire for varied and unique specifications in an efficient factory production environment. This enables us to attract distributors and consumers who desire the flexibility the custom home building process provides but who also seek the value and affordability created by building a home on a factory production line.

The Company strives to maintain a competitive advantage by reacting quickly to changes in the marketplace and to the specific needs of its distributors and consumers. We build homes of superior quality, offer innovative designs and floor plans, demonstrate exceptional value, provide the engineering and technical resources to enable custom home building and focus on responsive and efficient customer service after the sale.
The Company has strategically expanded its factory operations and related business initiatives primarily through the acquisition of other industry participants. This has enabled Cavco to participate in the affordable housing space on a national basis.
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
The purchase of Chariot Eagle, LLC ("Chariot Eagle"), Fairmont Homes, LLC ("Fairmont Homes"), Lexington Homes, Inc. ("Lexington Homes") and Destiny Homes, LLC ("Destiny Homes"), in March 2015, May 2015, April 2017 and August 2019, respectively, provided for further operating capacity, increased home production capabilities and further strengthened the Company's market position in the Midwest, the western Great Plains states, the Northeast, the Southeast and several provinces in Canada.
In April 2020, the Company decided to shut down production and close its Lexington, Mississippi plant. Ongoing market and operating challenges were exacerbated by decreased business and the ongoing uncertainty resulting from the COVID-19 pandemic, all of which contributed to this decision. See further discussion above. Currently, no decisions have been made on the disposition of the production facility, which is currently leased, or related assets.
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
The Company produces residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal years 2020 and 2019, the Company sold 15,100 and 14,389 homes, respectively.
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
The Company employs a concerted effort to identify niche market opportunities where its diverse product lines and custom building capabilities provide us with a competitive advantage. Cavco is focused on building quality, energy efficient homes for the modern home buyer. Our green building initiatives involve the creation of an energy efficient envelope, including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. Cavco also builds homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests.
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
Factory-built Housing
Manufacturing Operations. The Company's manufacturing facilities employ from 113 to 396 employees each. Most homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
The Company operates 20 homebuilding production lines in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas and Moultrie, Georgia; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, planned community operators and residential developers. The Company's facilities are structured to operate on a one shift per day, five days per week basis, and a typical home is completed in approximately six production days.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a cost effective shipping radius of 350 miles. Each of the Company's manufacturing facilities serve multiple distributors and a number of one-time purchasers. Because homes are produced to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. Materials used in homebuilding operations are mainly standard items carried by major suppliers and consist of wood, wood products, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. From time to time and to varying degrees, the Company may experience shortages in the availability of materials and/or labor in the markets served. These shortages may result in extended order backlogs, delays in the delivery of homes, and reduced gross margins from home sales. As described in more detail elsewhere in this Annual Report, impacts from the COVID-19 pandemic have contributed to such disruptions.

At March 28, 2020, the Company had a backlog of home orders with wholesale sales values of approximately $124 million in total, down from $129 million one year earlier as of March 30, 2019. While the circumstances surrounding the COVID-19 pandemic have caused home sales orders to decline, production rates have also declined, causing elevated levels of order backlogs with a value of $123 million in mid-May 2020. This backlog of home orders excludes home orders that have been paused or canceled at the request of the customer. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. The Company strives to manage its production levels, capacity and workforce size based upon current market demand.
Distribution. The Company sold 15,100, 14,389 and 14,537 homes in fiscal years 2020, 2019 and 2018, respectively, through Company-owned and independent distribution channels.
As of March 28, 2020, there were a total of 39 Company-owned retail centers, located in Oregon, Arizona, New Mexico, Texas, Oklahoma and Florida. Thirty-one of the Company-owned retail stores are located in Texas. Company-owned sales centers are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at the retail location, including a model home. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. The Company internally finances home inventories at Company-owned retail centers.
As of March 28, 2020, the Company had a network of independent distribution points, of which 14% were in Arizona, 9% in Florida, 8% in California and 7% each in Texas and Oregon, based on the quantity of wholesale shipments during fiscal 2020. The remaining 55% were in 37 other states and Canada. As is common in the industry, the Company's independent distributors typically sell homes produced by other manufacturers in addition to those produced by the Company. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 28, 2020.
The Company continually seeks to increase wholesale shipments by growing sales at existing independent distributors and by identifying new independent distributors to sell its homes. The Company provides comprehensive sales and product training, either physically or virtually, to independent retail sales associates, including providing opportunities to visit our manufacturing facilities to discuss and view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products at trade shows and support our distributors through the distribution of floor plan literature, brochures, decor selection displays, point of sale promotional material and internet-based marketing assistance.
Independent distributors frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, the Company receives a deposit or a commitment from the distributor's lender for each home ordered. The Company then manufactures the home and ships it at the distributor's expense. Payment is due from the lender upon shipment of the product. For a description of wholesale floor plan financing arrangements used by independent distributors and the Company's obligations in connection with these arrangements, see "Financing —Commercial Financing" below.
Warranties. Cavco provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The Company's warranty does not extend to installation and setup of the home, as the distributor is generally responsible for these activities. Appliances, floor coverings, roofing and certain other components are warranted by their original manufacturer for various lengths of time. As a result of the COVID-19 pandemic, the Company has adjusted its warranty timing requirements, allowing customers an extension of time for repairs to be made if they were nearing the end of their warranty period and COVID-19 related circumstances prevented the work from being completed.

Financial Services
Finance. The Company provides a source of retail home buyer financing on competitive terms through its subsidiary, CountryPlace. CountryPlace offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of numerous brands of factory-built homes sold by Company-owned retail sales centers and certain independent distributors, builders, communities and developers. CountryPlace is authorized to directly endorse FHA Title I and Title II mortgage insurance, is an approved lender with the VA and the USDA under its Single Family Housing Guaranteed Loan Program, is approved to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, Fannie Mae and Freddie Mac. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract.
CountryPlace's loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 27 states, with the largest concentrations in Texas, Florida, New Mexico and Oklahoma. See Note 6 to the Consolidated Financial Statements for additional geographic concentration information.
With respect to the impact from the COVID-19 pandemic, CountryPlace is complying with all state and federal regulations regarding loan forbearance and home foreclosures. See further details in the "Government Regulation" section below. This has resulted in approximately 4% of the Company's serviced portfolio to be under forbearance as of mid-May 2020 compared to less than 1% in forbearance prior to the onset of the pandemic. Servicing capacity has been increased to assist customers in need throughout this difficult period. CountryPlace has increased loan loss reserves as a result of changing economic conditions, which resulted in a non-cash reduction of fiscal year 2020 fourth quarter earnings in financial services.
Certain loans serviced by CountryPlace for investors expose the Company to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For loans that CountryPlace services for Ginnie Mae and Freddie Mac, and home-only loans serviced for other investors, CountryPlace must remit scheduled monthly principal and/or interest payments and principal curtailments, as appropriate, regardless of whether monthly mortgage payments are collected from borrowers. While monthly collections of principal and interest from borrowers has normally exceeded scheduled principal and interest payments owed to investors, given various state and local emergency order changes in light of COVID-19, this could change.
The Company believes that providing financing alternatives improves its responsiveness to the financing needs of prospective home buyers and presents the Company with opportunities for additional sources of loan origination and servicing revenues. CountryPlace has expanded its home-only lending programs in recent years, partially with the support of independent third-party financiers. Home-only loans originated are either sold outright, grouped and sold as a pool of loans, or held for investment.
Insurance. Standard Casualty specializes in homeowner property and casualty insurance products for the manufactured housing industry. Standard Casualty is located in Texas and holds insurance licenses in multiple states, primarily serving the Texas, Arizona, New Mexico and Nevada markets. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business. In Texas, policies are written through one affiliated managing general agent, which produces all premiums, and through local agents, most of which are manufactured home distributors. All business outside the state of Texas is written on a direct basis through local agents.
Standard Casualty has not been significantly impacted by the onset of COVID-19 as of mid-May 2020. Policy payment deferral requests have been granted on less than 1% of active home insurance policies and the Company does not expect any significant adverse financial impact from the ultimate resolution of the resulting policy payment modifications. Future impacts from COVID-19, such as a reduction of policy renewal rates, new policies written or further payment deferral requests are unknown.

Financing
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
Restrictive underwriting guidelines and higher interest rates compared to mortgages for site-built homes, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for manufactured home loans continue to constrain industry growth. The Company is working directly with industry participants to develop manufactured home consumer financing loan portfolios to attract industry financiers interested in furthering or expanding lending opportunities in the industry. Additionally, the Company continues to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. The Company's mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing our participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations and reduce the Company's exposure to the actions of independent lenders.
The Company is also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of buyers of affordable homes. Federal law requires the GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac each released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that began in the latter part of calendar year 2018. Small-scale pilot programs for the purchase of home-only loans that were expected to commence towards the end of calendar year 2019 have not occurred. Expansion of the secondary market for lending through the GSEs could support further demand for housing as lending options would likely become more available to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
Commercial Financing. Certain of the Company's wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates the Company to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 36 months). The price at which the Company may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $79.3 million as of March 28, 2020. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes.

The Company participates in commercial loan arrangements with certain distributors of its products, under which the Company provides funds for financing purchases (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, communities and developers. We believe that continuing to take part in the wholesale financing of homes is helpful to our customers and provides greater exposure of our products to potential home buyers. These initiatives support our ongoing efforts to expand product distribution in all of our markets. The Company recognizes interest income earned on these loans, which is recorded in Other income, net in the Consolidated Statements of Comprehensive Income. However, these initiatives expose the Company to risks associated with the creditworthiness of borrowers. The Company has included considerations related to the COVID-19 pandemic when assessing its risk of loan loss and setting reserve amounts for its commercial finance portfolio.
Industry Overview
General. Manufactured housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety and the United States Department of Commerce, Bureau of the Census, for the 2019 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 12.2% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute, approximately 95,000 HUD code manufactured homes shipped during calendar year 2019, compared to the 97,000 shipped during calendar 2018 and 93,000 shipments in 2017. Excess inventory in the market from accelerated purchasing in 2018 slowed shipment levels in 2019. Prior to 2019, annual shipments had increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved in recent years, the industry continues to operate at relatively low levels compared to historical shipment statistics.
Home Buyer Demographics. The Company believes the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000 with diverse careers and higher levels of education. This segment has a high representation of young single persons and young married couples, as well as persons age 55 and older. The low cost of a fully-equipped manufactured home compared to a site built alternative is attractive to these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design, as well as efficient production techniques, continue to position manufactured homes to meet the demand for affordable housing in rural markets and manufactured housing communities. The markets for affordable factory-built housing are very competitive as well as cyclical and seasonal. The industry is sensitive to employment levels, consumer confidence, availability of financing and general economic conditions.
"First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by periods of low employment rates and underemployment. Consumer confidence is especially important among manufactured home buyers interested in our products for seasonal or retirement living.
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older are both growing. The U.S. adult population is estimated to expand by approximately 11.8 million between 2020 and 2025. Young adults born from 1976 to 1995, often referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 3.7 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.

Competition
The manufactured housing industry is highly competitive at both the wholesale and retail levels, with competition based on several factors including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. The Company competes with more than 30 other producers of manufactured homes. In addition, manufactured homes compete with new and existing apartments, townhouses and condominiums, as well as site-built homes.
There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc. and Skyline Champion Corporation, which may possess greater financial, manufacturing, distribution and marketing resources.
There are significant competitors to CountryPlace in the markets served. These competitors include national, regional and local banks, mortgage banks and independent finance companies such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Triad Financial Services, Inc.; and Cascade Financial Services. Certain of these competitors are larger than CountryPlace and have access to substantially more capital and cost efficiencies.
The market for homeowners' insurance is highly competitive. Standard Casualty competes principally in property and casualty insurance for owners of manufactured homes with companies such as National Lloyds and American Modern Insurance. The Company remains competitive in price, breadth of product offerings, product features, customer service, claim handling and use of technology.
Government Regulation
The Company's manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, also referred to as the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. In 1994, the codes were amended and expanded to, among other things, address specific requirements for homes destined for geographic areas subject to severe weather conditions. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters and are subject to periodic change. Our manufacturing facilities, and the plans and specifications of the HUD code manufactured homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model RVs are not subject to HUD regulations, but we believe that our park model RVs meet all present standards of the American National Standards Institute.
Manufactured and site-built homes are all typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers about formaldehyde-associated risks. The effects of formaldehyde have been evaluated by the Environmental Protection Agency ("EPA") and other governmental agencies. The Company uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and, therefore, believes we are in compliance with HUD and other applicable government regulations in this regard.
The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Generally, the Company's distributors are responsible for the transportation of its homes from the factory to the final destination through independent third-party transportation companies.

Our manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect the Company's ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulations, which must be complied with by the distributor or other person installing the home.
Certain warranties the Company issues, including our principal homeowners' warranties, may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act ("Magnuson-Moss Warranty Act"), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, the Company is subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys' fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers and distributors to post bonds to ensure the satisfaction of consumer warranty claims.
A variety of laws affect the financing of the homes manufactured by the Company. The Federal Consumer Credit Protection Act ("Truth-in-Lending Act" or "TILA") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act ("RESPA") and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Consumer Financial Protection Bureau ("CFPB") has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Direct loans and mortgage loans eligible for inclusion in a Ginnie Mae security are subject to the credit underwriting requirements of the FHA, USDA or VA. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act was a sweeping piece of legislation designed to reform credit and lending practices after the global credit crisis of 2008. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("Dodd-Frank Reform Act") was signed into law. The Dodd-Frank Reform Act revises portions of the Dodd-Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and protects consumer access to credit. With the elimination of certain provisions of the SAFE Act, manufactured housing distributors can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This has facilitated access to financing and makes the overall home buying experience smoother for the consumer.
Certain CFPB mortgage finance rules required under the Dodd-Frank Act, and modified by the Dodd-Frank Reform Act, apply to consumer credit transactions secured by a dwelling, which include real property mortgages and home-only loans secured by manufactured homes. These rules defined standards for origination of "Qualified Mortgages," established specific requirements for lenders to prove borrowers' ability to repay loans and outlined the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to possible litigation and penalties.

While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB mortgage finance rules, certain loans to finance the purchase of manufactured homes, especially home-only loans and non-conforming mortgages, may fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.
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
The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily home-only loans, could be considered HPMLs. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. To implement these amendments, the CFPB adopted the HPML Appraisal Rule, effective December 30, 2014, and loans secured by new manufactured homes were exempt from the rule until July 18, 2015. While it's not possible to determine the magnitude of these changes, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of appraised values.
The Dodd-Frank Act also required integrating disclosures provided by lenders to borrowers under TILA and RESPA. The final rule became effective October 3, 2015. The TILA-RESPA Integrated Disclosure ("TRID") mandated extensive changes to the mortgage loan closing process and necessitated significant changes to mortgage origination systems.
Regulation C of the Home Mortgage Disclosure Act ("HMDA") requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. The data-related requirements in the HMDA and Regulation C are used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes. The Dodd-Frank Act transferred rulemaking authority for HMDA to the CFPB, effective in 2011. It also amended the HMDA to require financial institutions to report additional data points and to collect, record and report additional information. The CFPB issued a final rule amending Regulation C, which became effective on January 1, 2018. Regulation C generally applies to consumer-purpose, closed-end loans and open-end lines of credit that are secured by a dwelling. Non-depository financial institutions are subject to Regulation C if they originate at least 25 covered closed-end mortgage loans or at least 100 covered open-end lines of credit in each of the two preceding calendar years. Violations of Regulation C, including incomplete, inaccurate, or omitted data are subject to administrative sanctions, including civil money penalties and compliance can be enforced by the Federal Reserve Board, Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, the National Credit Union Administration, HUD or the CFPB.

New FHA Title I program guidelines became effective on June 1, 2010 and provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans. These guidelines were intended to allow lenders to obtain new capital, which can then be used to fund new loans for their customers. Home-only loans have languished for several years and these changes were meant to broaden home-only financing availability for prospective homeowners. However, we are aware of only a small number of loans currently being securitized under the Ginnie Mae program.
The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. In December 2017, Fannie Mae and Freddie Mac each released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that began in the latter part of calendar year 2018. Small-scale pilot programs for the purchase of home-only loans that were expected to commence towards the end of calendar year 2019 have not occurred. Expansion of the secondary market for lending through the GSEs could support further demand for housing as lending options would likely become more available to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. While the CARES Act contains a variety of provisions, including, among other things, unemployment benefit expansion and emergency funding of public health care initiatives, it also grants forbearance rights and foreclosure protection to borrowers with loans purchased by a GSE or insured by FHA, USDA or VA. Borrowers with these federally backed mortgage loans experiencing hardship due to the COVID-19 pandemic may request forbearance for 6 months, regardless of delinquency status. Forbearance may be extended for an additional 6 months at borrower's request. The CARES Act prohibits mortgage servicers from charging borrowers a fee for late payments during forbearance and from initiating a foreclosure process, moving for a foreclosure judgment or order of sale, or executing a foreclosure-related eviction or foreclosure sale for any federally backed mortgage loan. The Cares Act also amends the Fair Credit Reporting Act by providing that, from January 31, 2020 and until 120 days after the COVID-19 national emergency is terminated, mortgage servicers granting payment forbearance are required to report the mortgages in forbearance as paid current unless the mortgages were delinquent before the period of forbearance.
In addition to the CARES Act, numerous state and local governments have issued temporary emergency orders recommending or mandating that mortgage servicers accommodate borrowers experiencing hardship due to the COVID-19 pandemic. These emergency orders include a variety of provisions, including payment forbearance, waiver of late fees on past due payments, restrictions on reporting payment status to credit reporting agencies and moratorium on debt collection activities, foreclosures and evictions. The Company has implemented practices and adjusted policies to comply accordingly.
The Company's sale of insurance products is subject to various state insurance laws and regulations, which govern allowable charges and other insurance practices. Standard Casualty's insurance operations are regulated by the state insurance boards where it underwrites its policies. Underwriting, premiums, investments and capital reserves (including dividend payments to stockholders) are subject to the rules and regulations of these state agencies.
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Company believes that the health plans it offers are in compliance with the Health Reform Law.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduced the federal corporate tax rate to 21%. The Company's federal corporate tax rate for the fiscal year ended March 31, 2018 was 31.54%, reflecting a 35% tax rate that was applicable prior to the passage of the Tax Act and the new 21% rate that was effective after passage of the Tax Act.
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
The CARES Act also contains corporate income tax provisions that will be advantageous to the Company, including providing temporary suspension of certain payment requirements for the employer portion of social security taxes and the creation of certain refundable employee retention credits. The Company will continue to evaluate the CARES Act for opportunities as additional information is released.
Governmental authorities have the power to enforce compliance with applicable regulations, and violations may result in the payment of fines, the entry of injunctions or both. Although the Company believes that its operations are in substantial compliance with the requirements of all applicable laws and regulations, these requirements have generally become more stringent in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with all applicable laws and enforcement policies.
Seasonality
The housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Demand for our core new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern was partially interrupted during the winter of fiscal years 2018 and 2017, when the Company produced a limited number of disaster-relief homes for the Federal Emergency Management Agency. The spring selling season at the end of fiscal year 2020 and early fiscal year 2021 has also been adversely affected by COVID-19, as discussed elsewhere in this Annual Report. Diversification among the Company's product lines and operations has partially offset the extent of seasonal fluctuations. Additionally, demand patterns for park model RVs, cabins and homes used primarily for retirement seasonal living partially offset general housing seasonality.
CountryPlace realizes no seasonal impacts from its mortgage servicing operations. However, the mortgage subsidiary does experience minimal seasonal fluctuation in its mortgage origination activities because of the time needed for loan application approval processes and subsequent home loan closing activities. Revenue for the insurance subsidiary is not substantially impacted by seasonality, as it recognizes revenue from policy sales ratably over each policy's term year. However, the insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are somewhat limited by reinsurance contracts in place as part of the Company's loss mitigation structure.

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
In September 2017, Hurricane Irma caused significant property damage in Florida and in October 2018, Hurricane Michael also caused damage in Florida, Georgia and the Carolinas. While the Company's insurance subsidiary conducts no operations in the region and was not adversely affected by this storm, the resulting weather caused delays of deliveries for homes in those areas.
Employees
The Company has approximately 5,000 employees. We believe that our relationship with our employees is good. During the periods in which our operations have been affected by local, state and national government orders related to COVID-19, the Company adjusted certain employment-related policies accordingly, such as temporarily suspending attendance policies and providing paid time off for individual situations and plant shutdowns related to the pandemic.
Available Information
The Company's periodic and current reports, proxy statements, as well as any amendments to such filings, are made available free of charge through our Internet site, www.cavco.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act").

ITEM 1A. RISK FACTORS
The Company's business involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in this Annual Report. The items described below are not the only risks facing the Company. Additional risks that are currently unknown to the Company or that are currently considered to be immaterial may also impair the business or adversely affect the Company's financial condition or results of operations.
The impact of local or national emergencies, including the COVID-19 pandemic, can adversely affect our financial results, condition and prospects, including such impacts from state and federal regulatory action that restricts our ability to operate our business in the ordinary course and impacts on (i) customer demand and the availability of financing for our products, (ii) our supply chain and the availability of raw materials for the manufacture of our products, (iii) the availability of labor and the health and safety of our workforce and (iv) our liquidity and access to the capital markets
Severe weather conditions, natural disasters, hostilities and social unrest, terrorist activities, health epidemics or pandemics or other local or national emergencies (both ones quickly resolved and ones that endure over long periods of time) can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and prospects. The Company's sales of affordable homes are largely dependent on the ability of consumers to obtain financing for the purchase of a home. Consumer financing is dependent on a number of economic factors, including the employment status of borrowers, which may be adversely affected by local or national emergencies. Consumer confidence is also an important factor to support home purchases and is subject to the adverse effects of an emergency situation. The Company's products are produced in a manner that is considered labor-intensive and requires a consistent and available workforce, which may be adversely affected by a large-scale decline in public health conditions or other emergencies.
As it relates to the COVID-19 pandemic, our normal operations have been constrained by actions we have taken to maintain a safe working environment for our employees, including compliance with mandated social distancing and other governmental requirements. Plant capacity utilization levels have fallen accordingly. The Company has experienced increased employee absenteeism and it has also impacted our supply chain. Our primary suppliers are domestic, while also depending on materials originating from overseas. The ability of suppliers to fulfill orders on behalf of the Company on pre-existing terms is dependent upon their particular circumstances, including those related to the COVID-19 pandemic. In addition, we have seen decreased customer traffic in our sales offices. The magnitude of the COVID-19 pandemic, including the extent of any continuing impact on Cavco's business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time because of the rapid development and fluidity of the situation. It will depend on the duration of the pandemic, its geographic spread, potential business disruptions and the overall impact on the national economy and consumer behavior.
Depending on the duration and severity of the COVID-19 pandemic, it may also have the effect of heightening many of the other risks described below in this Item 1A or elsewhere in this Annual Report, such as: risks related to the successful completion of our growth and expansion goals; risks related to the ability of borrowers to make payments on their mortgages or loans and our ability to exercise remedies in such cases, including as a result of government restrictions on the exercise of such remedies; risks related to economic downturns, declining consumer confidence and other market forces and reduced demand for our products or buyers' ability to get financing for the purchase of our products; risks related to depressed home prices and elevated unemployment; risks related to the availability of labor and the pricing and availability of raw materials; risks related to our ability to remain in compliance with increasing levels of government regulation while maintaining economic and profitable operations; risks related to our ability to maintain adequate internal controls; and risks related to stock price fluctuations.

The Company may not be able to successfully integrate past or future acquisitions to attain the anticipated benefits and such acquisitions may adversely impact the Company's liquidity
The Company has acquired industry competitors in the past and may consider additional strategic acquisitions if such opportunities arise. Prior acquisitions and any other acquisitions that may be considered in the future involve a number of risks, including the diversion of our management's attention from its existing business for those transactions that it completes, or possible adverse effects on our operating results and liquidity during the integration process. In addition, the Company may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of past or future acquisitions. During the integration stage of an acquisition, the Company also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.
The Company's involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks
CountryPlace offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes sold by Company-owned retail sales centers and independent distributors, builders, communities and developers. Most loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan servicing functions for non-affiliated entities under contract.
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
Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for its loans may deteriorate rapidly and significantly. CountryPlace's ability to respond to changing market conditions is affected by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor loan offerings accordingly. As a result, no assurances can be given that the market value of the Company's loans will not decline in the future, or that a market will continue to exist for loan products.
CountryPlace sells loans through GSE-related programs and to whole-loan purchasers. CountryPlace also finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, as the case may be, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with the criteria for inclusion in the transactions, including compliance with underwriting standards or loan criteria established by buyers or lenders and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Although CountryPlace maintains reserves for these contingent repurchase and indemnification obligations, these reserves may not be ultimately sufficient for incurred losses, which could have a material adverse effect on the Company's operational results or financial condition.

Standard Casualty specializes in the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets. Property and casualty insurance companies are subject to certain risk-based capital requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on its various risk factors.
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide Standard Casualty with increased capacity to write larger risks. Standard Casualty remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of Standard Casualty's assumed reinsurance is with one entity. Further, Standard Casualty's policies in force may be subject to numerous risks, including geographic concentration, adverse selection, home deterioration, unusual weather events, and regulation. Although, subject to certain conditions, claim amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses up to policy maximums, significant losses may be realized and the Company's results of operations and financial condition could be adversely affected.
Information technology failures or cyber incidents could harm the Company's business
The Company is increasingly dependent on information technology systems and infrastructure to operate its business. In the ordinary course of business, the Company collects, stores, processes and transmits significant amounts of sensitive information, including proprietary business information, personal information, and other confidential information, including that of the Company's, and its mortgage and insurance subsidiaries CountryPlace, Standard Casualty and Standard Insurance Agency, customers, vendors and suppliers. All information systems are subject to disruption, breach or failure. Potential vulnerabilities can be exploited from inadvertent or intentional actions of the Company's employees, third-party vendors, business partners or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by a variety of threat actors, including sophisticated and organized groups and individuals with a wide range of expertise and motives, such as organized criminal groups, industrial spies, nation states and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, denial of service attacks or other means, which could affect service reliability and threaten the confidentiality, integrity and availability of information.
The Company uses enterprise-grade information technology and computer resources to carry out important operational activities and to maintain business records. Although secured in commercial data centers, the Company's computer systems, including its back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and cyber incidents, catastrophic events such as fires, tornadoes and hurricanes and human error. Given the unpredictability of the timing, nature and scope of information technology disruptions, if the Company's computer systems and its backup systems are damaged, breached or cease to function properly, the Company could potentially be subject to production downtimes, operational delays, distraction of management, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of its systems and networks and financial losses from remedial actions. Significant disruptions in the Company's, or its third-party vendors', information technology systems or other data security breaches or cyber incidents could adversely affect the business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information, which may force the Company to incur significant costs and engage in litigation, harm its reputation and subject the Company to liability under laws, regulations and contractual obligations. In addition, the costs of maintaining adequate protection against such threats are expected to increase and could be material to the Company's operations.
In March 2019, the Company suffered a cyber incident and attack to its computer networks. The Company immediately retained outside legal counsel along with forensic experts to assist with the investigation, restoration and remediation of the incident as well as legal compliance. The cyber incident and attack resulted in impairment of certain of the Company's business operations for up to a two-week period. Although many of the costs and expenses the Company incurred related to this March 2019 incident were covered by insurance, we could in the future suffer a cyber incident that could result in material costs and losses that are not covered by insurance, which could have a material adverse effect on the Company's results of operations and financial condition.

Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations continue to constrain the consumer financing market which could continue to restrict sales of the Company's homes
Consumers who buy the Company's manufactured homes have historically secured retail financing from third-party lenders. Home-only financing is at times more difficult to obtain than financing for site-built homes. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond the Company's control.
Home-only lenders have tightened the credit underwriting standards for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted the Company's revenue. Most of the national lenders who have historically provided home-only loans have exited the manufactured housing sector of the home loan industry. Retail sales of manufactured housing could be adversely affected if remaining retail lenders curtail industry lending activities or exit the industry altogether.
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt the Company's business. The GSEs and the FHA play significant roles in insuring or purchasing home mortgages and creating or insuring investment securities secured by home mortgages that are either sold to investors or held in their portfolios. These organizations provide significant liquidity to the secondary market. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that alter the roles of these organizations in the housing finance market could affect the ability of the Company's customers to obtain mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for the Company's homes and/or the loans that the Company originates and adversely affect its results of operations.
Some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, enhanced regulatory and compliance costs could force lenders to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with such regulations, changes in these or other regulations, or the imposition of additional regulations, could affect the Company's earnings, limit the Company's access to capital and have a material adverse effect on the Company's business and results of operations.
Availability of wholesale financing for industry distributors continues to be limited to a few floor plan lenders and lending limits may be reduced from time to time which can negatively affect distributor demand
Manufactured housing distributors generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. The Company's independent distributors rely primarily on 21st Mortgage Corporation and smaller national and regional lending institutions that specialize in providing wholesale floor plan financing to manufactured housing distributors. Floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of the Company's independent distributors, the number of retail sales center locations and related wholesale demand, and the availability of and access to capital on an ongoing basis.

The Company's participation in certain financing programs for the purchase of its products by industry distributors and consumers may expose the Company to additional risk of credit loss, which could adversely impact its liquidity and results of operations
The Company is exposed to risks associated with the creditworthiness of certain independent distributors, builders, developers, community owners, inventory financing partners and home buyers, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects, the consequences of which could include delinquencies by customers who purchase the Company's products under special financing initiatives and the deterioration of collateral values. In addition, losses may be incurred if the collateral cannot be recovered or is liquidated at prices insufficient to recover recorded commercial loan notes receivable balances. The realization of any of these factors may adversely affect the Company's cash flow, profitability and financial condition.

The Company's results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing
In the ordinary course of business, the Company is subject to home warranty and construction defect claims. The Company records a reserve for estimated future warranty costs relating to homes sold based upon an assessment of historical claim experience. Construction defect claims may arise a significant period of time after product completion. Although the Company maintains general liability insurance and reserves for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims that exceed current levels could have a material adverse effect on the Company's results of operations or financial condition.
The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry distributors, which provide that the Company will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under its floor plan financing. Under these agreements, the Company has agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 36 months). The Company's obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $79.3 million as of March 28, 2020, before reduction for the resale value of the homes. The Company may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
The Company's operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, the Company is subject to market forces beyond the Company's control. These market forces include employment levels, employment growth, interest rates, consumer confidence, land availability and development costs, apartment and rental housing vacancy levels, inflation, deflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on the Company's revenue, earnings or financial position.
The Company has incurred net losses in certain prior periods and there can be no assurance that it will generate income in the future
Since becoming a stand-alone public company, the Company has generated net income each complete fiscal year, except for fiscal year 2010, in which the Company incurred net losses attributable in substantial part to the downturn affecting the manufactured housing industry. The likelihood that the Company will generate net income in the future must be considered in light of the difficulties facing the manufactured housing industry as a whole, economic conditions, the competitive environment in which it operates and the other risks and uncertainties discussed in this section of the Annual Report.

A write-off of all or part of the Company's goodwill could adversely affect its results of operations and financial condition
As of March 28, 2020, 9% of the Company's total assets consisted of goodwill, all of which is attributable to factory-built housing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. The Company's goodwill could be impaired if developments affecting our manufacturing operations or the markets in which the Company produces manufactured homes lead us to conclude that the cash flows expected to be derived from the Company's manufacturing operations will be substantially reduced.
The cyclical and seasonal nature of the manufactured housing industry causes the Company's revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future
The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of consumer financing for home buyers, the availability of wholesale financing for distributors, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites.
As a result of the foregoing economic, demographic and other factors, the Company's revenues and operating results fluctuate, and the Company expects them to continue to fluctuate in the future.
The Company's liquidity and ability to raise capital may be limited
The Company may need to obtain debt or additional equity financing in the future. The type, timing and terms of the financing selected by us will depend on, among other things, the Company's cash needs, the availability of other financing sources and prevailing conditions in the financial markets. There can be no assurance that any of these sources will be available to us at any time or that they will be available on satisfactory terms.
The manufactured housing industry is highly competitive, and increased competition may result in lower revenue
The manufactured housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of distributor promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in the Company's markets. Certain of the Company's manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations. In addition, there are many independent manufactured housing retail locations in most areas where the Company has retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new distributors to enter into the Company's markets as competitors. In addition, the Company's products compete with other forms of low- to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If the Company is unable to compete effectively in this environment, factory-built housing revenue could be reduced.
If the Company is unable to establish or maintain relationships with its independent distributors who sell the Company's homes, revenue could decline
During fiscal year 2020, approximately 81% of the Company's wholesale sales of manufactured homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. The Company may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell its homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell the Company's homes exclusively and may choose to sell competitors' homes. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of the Company's markets, revenue in those markets could decline.

The Company's business and operations are concentrated in certain geographic regions, which could be impacted by market declines
The Company's operations are concentrated in certain states, most notably Texas, California, Florida, Arizona and Oregon. Due to the concentrated nature of the Company's operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact the Company's results of operations more than other companies that are more geographically dispersed.
The Company operates 20 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. The Company has a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of the 39 Company-owned sales centers, 31 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in 27 states, including Texas, Florida, New Mexico and Oklahoma.
Standard Casualty specializes in writing contracts for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets.
A decline in the economic conditions in the United States and especially the economies of Texas, California, Florida, Arizona and/or Oregon could have a material adverse effect on the Company's results of operations.
The Company's results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to the Company and its subcontractors in one or more of the Company's markets, including high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers' health and safety, wage and hour practices and immigration patterns or restrictions. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon the Company's revenue and results of operations.
The Company's results of operations can be affected by the pricing and availability of raw materials. Although the Company attempts to increase the sales prices of its homes in response to higher materials costs, such increases may lag behind the escalation of materials costs. Sudden increases in price or lack of availability of raw materials can be caused by natural disaster, regulation or other market forces, as has occurred in recent years. The Company has experienced production halts from shortages of primary building materials. Key building materials include wood and wood products, gypsum wallboard, steel, windows, appliances, insulation and other petroleum-based products. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to the Company.
If the manufactured housing industry is not able to secure favorable local zoning ordinances, the Company's revenue could decline and its business could be adversely affected
Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not achieve widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, the Company's revenue could decline and its business, results of operations and financial condition could be adversely affected.

The loss of any of the Company's executive officers could reduce its ability to execute its business strategy and could have a material adverse effect on its business and results of operations
The Company is dependent to a significant extent upon the efforts of its executive officers. The loss of the services of one or more of the Company's executive officers could impair its ability to execute its business strategy and have a material adverse effect upon its business, financial condition and results of operations. The Company currently has no key person life or other insurance for its executive officers.
Certain provisions of the Company's organizational documents could delay or make more difficult a change in control of the Company
Certain provisions of the Company's restated certificate of incorporation and restated bylaws could delay or make more difficult transactions involving a change of control of the Company, and may have the effect of entrenching the Company's current management or possibly depressing the market price of the Company's common stock. For example, the Company's restated certificate of incorporation and restated bylaws authorize blank series preferred stock, establish a staggered board of directors and impose certain procedural and other requirements for stockholder proposals.
Volatility of stock price
The price of the Company's common stock may fluctuate widely, depending upon a number of factors, many of which are beyond the Company's control. These factors include: the perceived prospects of the Company's business and the manufactured housing industry as a whole; differences between the Company's actual financial and operating results and those expected by investors and analysts; changes in analysts' recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which the Company operates; significant sales of shares by a principal stockholder; actions taken by stockholders that may be contrary to Board of Director recommendations; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time, which may adversely affect the market price of the Company's common stock for reasons unrelated to its performance.
Deterioration in economic conditions and turmoil in financial markets could reduce the Company's earnings and financial condition
Deterioration in global, national, regional or local economic conditions and turmoil in financial markets could have a negative impact on the Company's business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, trade tariffs, foreign currency exchange rates and interest rates may further reduce demand for the Company's products, which could negatively affect its business, results of operations and financial condition. These factors could have an adverse effect on the availability of financing to the Company's customers, causing its revenues to decline.
A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact the Company's deliveries and revenues
Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include issuance of HUD certification labels to manufacturers, Internal Revenue Service verification of loan applicants' tax return information and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As a number of the Company's home buyers use these programs to obtain financing to purchase homes, and many lenders, including CountryPlace, require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of the Company's homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of the Company's business and investments. Depending on the length of disruption, such factors could have a material adverse impact on the Company's consolidated financial statements.

The Company is subject to extensive regulation affecting the production and sale of manufactured housing, which could adversely affect its profitability
A variety of federal, state and local laws and regulations affect the production and sale of manufactured housing. Please refer to the section above under the heading "Business - Government Regulation" for a description of many of these laws and regulations. The Company's failure to comply with such laws and regulations could expose it to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting Company operations are under regular review by governmental bodies and the Company cannot predict what effect, if any, new laws and regulations would have on it or the manufactured housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, may adversely affect the Company's financial condition or results of operations.

The Company may face risks related to the potential outcomes of the SEC subpoenas, including potential penalties, expense, the use of significant management time and attention, potential litigation or regulatory action and potential reputational damage that the Company may suffer as a result of the matters under investigation
As disclosed in Part I, Item 3, Legal Proceedings, since 2018, the Company has been cooperating with an investigation by the enforcement staff of the Securities and Exchange Commission regarding trading in personal and Company accounts directed by the Company's former Chief Executive Officer ("CEO"), Joseph Stegmayer. The Audit Committee of the Board conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and the SEC staff. The Company continues to make documents and personnel available to the SEC staff and intends to continue cooperating with its investigation.
The Company is unable to predict what consequences any investigation by any regulatory agency may have on us, including significant legal and accounting expenses. These matters may also divert management's attention from other business concerns, which could harm the Company's business and could result in reputational damage. Any proceedings commenced against us by a regulatory agency could result in administrative orders against us, the imposition of penalties and/or fines against us and/or the imposition of sanctions against certain of the Company's current or former officers, directors and/or employees. The investigations, results of the investigations or remedial actions the Company has taken or may take as a result of such investigations may adversely affect its business. If the Company is subject to adverse findings resulting from the SEC investigation, or from its own independent investigation, the Company could be required to pay damages and/or penalties or have other remedies imposed on us.

Losses not covered by our Director and Officer ("D&O") insurance may be large, which could adversely impact the Company's financial performance
The Company maintains D&O liability insurance for losses or advancement of defense costs in the event legal actions are brought against the Company's directors, officers or employees for alleged wrongful acts in their capacity as directors, officers or employees. The Company's D&O insurance contains certain customary exclusions that may make it unavailable to the Company or its directors and officers in the event it is needed; and, in any case, its D&O insurance may not be adequate to fully protect the Company against liability for the conduct of its directors, officers or employees or the Company's indemnification obligations to its directors and officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to the Company's core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Nampa, Idaho	1957	Owned	171,000
Riverside, California	1960	Owned	107,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Montevideo, Minnesota	1982	Owned	305,000
Nappanee, Indiana	1971	Owned	341,000
Lafayette, Tennessee	1996	Owned	149,000
Martinsville, Virginia	1969	Owned	132,000
Moultrie, Georgia	2003	Owned	230,000
Rocky Mount, Virginia	1995	Owned	137,000
Douglas, Georgia	1988	Owned	142,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities:
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000
Inactive manufacturing facilities:
Lexington, Mississippi		Leased	119,800
Lexington, Mississippi		Leased	109,300
Plant City, Florida		Owned	94,000
Administrative and other locations:
Phoenix, Arizona		Leased	15,000
Addison, Texas		Leased	24,000
New Braunfels, Texas		Owned	9,000

The Company owns the land on which the manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 30, 2021 with options to extend; and the Lexington, Mississippi plants, with the recently closed facility currently leased through October 31, 2025, at which time the Company would take ownership of the property, and the never operated, inactive plant leased on a month-to-month basis with an option to purchase. The Company also owns substantially all of the machinery and equipment used at these factories. In addition to production facilities, the Company owns an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as eight properties upon which active, Company-owned retail centers are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Company-owned retail centers generally range in sizes up to nine acres. The Company leases office space in Addison, Texas for CountryPlace operations and factory-built housing administrative support services, pursuant to a lease that expires in 2023. The Phoenix, Arizona home office is leased through February 2026, with an option to extend for an additional three years. In Nappanee, Indiana, the Company also leases a supply facility expiring in August 2021, with options to extend. The Company believes that all of these facilities are adequately maintained and suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
SEC Investigation.
Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the Securities and Exchange Commission regarding trading in personal and Company accounts directed by the Company's former CEO, Joseph Stegmayer. The Audit Committee of the Board conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and the SEC staff. The Company continues to make documents and personnel available to the SEC staff and intends to continue cooperating with its investigation.
California Wage & Hour Litigation.
Joseph D. Robles v. Cavco Industries, Inc., was filed in the Superior Court for the State of California, Riverside on June 25, 2019 ("Robles") and Malik Griffin v. Fleetwood Homes, Inc., was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019 ("Griffin" and, together with Robles, the "California wage and hour litigation"), seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations, including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for all straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks.
The Company is party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets included in this Annual Report on Form 10-K. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol CVCO.
As of May 22, 2020, the Company had 598 stockholders of record and approximately 17,000 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, the Company has not paid any dividends on its common stock. The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors and various factors may prevent us from paying dividends. Such factors include Company cash requirements and liquidity and the requirements of state, corporate and other laws.
Issuer Purchases of Equity Securities
The Company has a stock repurchase program, under which a total of $10.0 million may be used to repurchase its outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program will be funded using the Company's available cash. No repurchases have been made under this program to date.

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 28, 2020, with that of the Nasdaq Composite Index and the Nasdaq US Small Cap Home Construction Index. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 28, 2015, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/28/2015	4/2/2016	4/1/2017	3/31/2018	3/30/2019	3/28/2020
Cavco Industries, Inc.	$100	$124	$155	$232	$157	$198
Nasdaq Composite Index	$100	$100	$121	$144	$158	$153
Nasdaq US Small Cap Home Construction Index	$100	$78	$98	$127	$105	$81

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data regarding Cavco for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected financial data set forth below may not be indicative of future performance.

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenue	$1,061,774	$962,746	$871,235	$773,797	$712,352
Cost of sales	$831,256	$757,040	$690,555	$615,760	$567,907
Net income	$75,066	$68,622	$61,502	$37,955	$28,541
Net income per share
Basic	$8.22	$7.56	$6.82	$4.23	$3.21
Diluted	$8.10	$7.40	$6.68	$4.17	$3.15
Weighted average shares outstanding:
Basic	9,129,639	9,080,878	9,024,437	8,976,064	8,889,731
Diluted	9,268,784	9,268,737	9,201,706	9,105,743	9,046,347
Balance Sheet Data:
Total assets	$810,431	$725,216	$674,780	$607,316	$553,835
Total current liabilities	172,102	174,008	176,329	140,216	125,089
Total securitized financings and other	14,953	34,140	59,812	57,991	61,171
Finance lease obligations(1)	366	1,075	1,155	—	2,387
Total stockholders' equity	607,586	529,588	457,106	394,408	353,226
(1) Finance lease obligations under ASC 842, Leases, effective for fiscal year 2020, are included in Securitized financings and other on the Company's Consolidated Balance Sheet. Prior to fiscal year 2020, these were categorized as capital lease obligations under ASC 840, Leases, and were included in Accrued expenses and other current liabilities.
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, as of their respective acquisition dates, including Chariot Eagle (March 30, 2015), Fairmont Homes (May 1, 2015), Lexington Homes (April 3, 2017) and Destiny Homes (August 2, 2019).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about the Company's plans, strategies and prospects under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; the Company's financial performance and operating results; and the expected effect of certain risks and uncertainties on the Company's business, financial condition and results of operations, economic conditions and consumer confidence, operational and legal risks, how the Company may be affected by the COVID-19 pandemic, governmental regulations and legal proceedings, the availability of favorable consumer and wholesale manufactured home financing, market interest rates and Company investments and the ultimate outcome of the Company's commitments and contingencies.
Forward-looking statements involve risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that the Company's assumptions and expectations differ from actual results, the Company's ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect the Company's results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Item 1A, "Risk Factors," and elsewhere in this Annual Report. The Company expressly disclaims any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise. For all of these reasons, you should not place undue reliance on any such forward-looking statements included in this Annual Report.
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to "Note" or "Notes" pertain to the Notes to the Company's Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. The Company is also one of the leading producers of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's finance subsidiary, CountryPlace, is an approved Fannie Mae and Freddie Mac seller/servicer and a Ginnie Mae mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Cavco's insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes.

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
The Company has strategically expanded its factory operations and related business activities primarily through the acquisition of other industry participants. This has enabled Cavco to meet the needs of the affordable housing market on a national basis.
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
The purchase of Chariot Eagle, Fairmont, Lexington and Destiny, in March 2015, May 2015, April 2017 and August 2019, respectively, provided additional operating capacity, increased home production capabilities and further strengthened the Company's market in certain areas of the United States and several provinces in Canada.
In April 2020, the Company decided to shut down production and close its Lexington, Mississippi plant. Ongoing market and operating challenges were exacerbated by decreased business and the ongoing uncertainty resulting from the COVID-19 pandemic, all of which contributed to this decision. This location has stopped accepting new orders for homes, is working to support customers by completing production of home orders already in process (which are expected to be completed in June 2020) and has notified its workforce of this shut down decision in accordance with applicable legal requirements. The Company will remain available to serve wholesale customers previously served by the Lexington facility, that choose to continue to purchase the Company's products, from its other production lines in the southeast. The Company does not expect that closing the Lexington facility will have a significant adverse financial effect on the Company and no significant restructuring or related asset impairment charges are expected. Currently, no decisions have been made on the disposition of the production facility, which is currently leased, or related assets.
The Company operates 20 homebuilding production lines located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas and Moultrie, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to, and distributed by, independently owned and controlled retail operations located throughout the United States and Canada. In addition, the Company's homes are sold through 39 Company-owned U.S. retail locations.
Company operations are generally managed on a decentralized basis with oversight from the home office. This decentralization enables the Company's operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.
The Company regularly reviews its product offerings and strives to improve designs, production methods and marketing strategies. The Company continues to focus on gaining operational efficiencies among its operations, all of which have organic growth potential.
Company Outlook
The Company maintains a conservative cost structure in an effort to build added value into its homes and has worked diligently to maintain a solid financial position. The balance sheet strength, including the position in cash and cash equivalents, should help avoid liquidity problems and enable the Company to act effectively as market opportunities or challenges present themselves.

The Company's manufacturing facilities are strategically positioned across the United States, and utilize local market research to design homes to meet the demands of its customers. The Company has the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, the Company can accommodate virtually any customer request. In addition to homes built to the federal HUD code, the Company also constructs modular homes that conform to state and local codes, park model RVs and cabins and light commercial buildings at many of the Company's manufacturing facilities.
The Company seeks out niche market opportunities where its diverse product lines and custom building capabilities provide a competitive advantage. The green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs and sustainability. The Company also builds homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, the Company's products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and it continues to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
Based on the relatively low cost associated with manufactured home ownership, the Company's products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have continued to increase in recent years, which has contributed to a decline in tenant housing vacancy rates and a corresponding rise in rental rates. These factors, should they continue, among other market and economic factors, may cause some renters to become buyers of affordable-housing alternatives, including manufactured homes.
Further, with respect to the general rise in demand for rental housing during fiscal year 2020, the Company realized a larger proportion of orders and interest from developers and community owners for new manufactured homes intended for use as rental homes, alternative dwelling units and seasonal living. The Company is responsive to the unique product requirements of these buyers and values the opportunity to provide units that are well suited for these purposes. As a result of the COVID-19 pandemic, home orders from developers and community owners have declined substantially. At this time, it is uncertain as to how long this trend could continue.
Cavco maintains a backlog of orders from its network of licensed distributors, communities and developers. Distributors may cancel orders prior to production without penalty. Accordingly, until the production of a particular unit has commenced, the Company does not consider its backlog to be firm orders. The Company strives to manage its production levels, capacity and workforce size based upon current market demand. The backlog of home sales orders at March 28, 2020 was $124 million in total, down from $129 million one year earlier as of March 30, 2019. While the circumstances surrounding the COVID-19 pandemic have caused home sales orders to decline, production rates have also declined, causing elevated levels of order backlogs with a value of $123 million in mid-May 2020. This backlog of home orders excludes home orders that have been paused or canceled at the request of the customer.
During the onset of COVID-19, the Company continued to operate substantially all of its homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. The Company adjusted its operations to manage exposure and transmission risks by implementing enhanced facility cleaning, social distancing and other related protocols while continuing to serve its customers. Operational efficiencies declined from adjusting home production processes to comply with health guidelines and managing higher factory employee absenteeism and building material supply shortages. The Company's average plant capacity utilization rate fell accordingly, fluctuating between approximately 45% and 75% since the onset of the pandemic, compared to pre-pandemic levels of more than 80%.
While Company-owned retail stores and most independently owned retail sales locations remained open for business since the onset of the pandemic, customer traffic has declined. The Company received fewer home orders from its distribution channels than would be typical during the spring selling season. Home sales order volumes dropped approximately 40% in mid-April 2020, but improved somewhat to approximately 20% lower than pre-pandemic levels by mid-May 2020.

Financial services operations have also continued to operate since the onset of the COVID-19 pandemic, largely through the implementation of work-from-home solutions. This includes accepting and processing new applications as well as servicing home loans and insurance policies. The financial services operations are complying with all state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations and are assisting customers in need. Because of changed economic conditions at the end of the fiscal year, loan loss reserves have been increased.
Certain loans serviced by CountryPlace for investors expose the Company to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. Our primary investor, Ginnie Mae, permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans, such as loan pre-payments. While monthly collections of principal and interest from borrowers has normally exceeded scheduled principal and interest payments owed to investors, given various state and local emergency order changes in light of COVID-19, this could change.
In April 2020, the Company decided to shut down production and close its Lexington, Mississippi plant. Ongoing market and operating challenges were exacerbated by decreased business and the ongoing uncertainty resulting from the COVID-19 pandemic, all of which contributed to this decision. See further discussion above. Currently, no decisions have been made on the disposition of the production facility, which is currently leased, or related assets.
It is difficult to predict the future impacts on housing demand or the nature of operations at each of our locations due to the COVID-19 pandemic. We could experience further reduction of customer demand, plant utilization or production levels, increased costs resulting from our efforts to mitigate the impact of the virus, impairment or write down of assets or other consequences. However, our wholesale customers have been positive about continuing the process of delivering homes and appreciative of our efforts to continue production to meet housing needs.
The Company continues to focus on developing order volume growth opportunities by working to improve its production capabilities and adjusting product offerings as appropriate. The Company strives to manage its production levels and workforce size in order to match the demand for its product offerings while ensuring efficient use of its production capabilities. The Company continually reviews wage rates of its production employees and has established other monetary incentive programs to ensure competitive compensation. The Company is working to more extensively use on-line recruiting tools, update recruitment brochures and improve the appearance and appeal of its production facilities in order to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. The Company believes its ability to help meet the overall need for affordable housing continues to improve.
The Company participates in certain commercial loan programs with members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of its products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, communities and developers. Participation in wholesale financing is helpful to these customers and provides additional opportunity for product exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand product distribution. However, these initiatives do expose the Company to risks associated with the creditworthiness of this customer base and the Company's inventory financing partners. The Company has included considerations related to the COVID-19 pandemic when assessing its risk of loan loss and setting reserve amounts for its commercial finance portfolio.

The lack of an efficient secondary market for manufactured home-only loans and the limited number of institutions providing such loans result in higher borrowing costs for home-only loans, which continues to constrain industry growth. The Company is working directly with other industry participants to develop secondary market opportunities for manufactured home-only loan portfolios and expand lending availability in the industry. Additionally, the Company continues to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. The Company's mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing its investment and participation in home-only lending may provide additional sales growth opportunities for the financial services segment, as well as provide a means that could lead to increased home sales for its factory-built housing operations.
The Company is also working through industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of buyers of affordable homes. Federal law requires the GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac each released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that began in the latter part of calendar year 2018. Small-scale pilot programs for the purchase of home-only loans that were expected to commence towards the end of calendar year 2019 have not occurred. Expansion of the secondary market for lending through the GSEs could support further demand for housing as lending options would likely become more available to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
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
The insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are mitigated by reinsurance contracts in place as part of the Company's loss mitigation structure.
As disclosed in Part I, Item 3, "Legal Proceedings," since 2018, the Company has been cooperating with an investigation by the enforcement staff of the Securities and Exchange Commission regarding trading in personal and Company accounts directed by the Company's former CEO, Joseph Stegmayer. The Audit Committee of the Board conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and the SEC staff. The Company continues to make documents and personnel available to the SEC staff and intends to continue cooperating with its investigation.

As a result of the ongoing independent investigation, the Company recorded $2.9 million of expenses related to legal and other expenses during the fiscal year ended March 28, 2020 and expects to continue to incur related costs pertaining to this matter. During the third quarter of fiscal year 2019, the Company also reviewed the sufficiency of its insurance coverage and as a result, Cavco's Board of Directors made a decision to purchase additional D&O liability insurance coverage with 22 month terms for a total premium of $15.3 million. As a result, the Company recorded $8.4 million of additional D&O policy premium expense during the fiscal year ended March 28, 2020, and expects to incur approximately $2.1 million per quarter in Selling, general and administrative expenses from the amortization of these policy premiums through the second quarter of fiscal year 2021, at which point D&O policy needs and related premium costs will be assessed further.
Results of Operations
Fiscal Year 2020 Compared to Fiscal Year 2019
Net Revenue.
Net revenue consisted of the following for fiscal years 2020 and 2019, respectively (dollars in thousands):

	Year Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net revenue:
Factory-built housing	$999,340	$905,726	$93,614	10.3%
Financial services	62,434	57,020	5,414	9.5%
	$1,061,774	$962,746	$99,028	10.3%

Total homes sold	15,100	14,389	711	4.9%

Net factory-built housing revenue per home sold	$66,181	$62,946	$3,235	5.1%
In the factory-built housing segment, the increase was from improved home sales volume, including homes sold from the new Destiny Homes acquisition, which contributed $30.1 million in revenue, changes in product mix and higher home selling prices compared to the prior year.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impacts the overall net revenue per home sold. For the twelve months ended March 28, 2020, the Company sold 12,247 homes Wholesale and 2,853 Retail versus 11,806 homes Wholesale and 2,583 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, the Company has experienced, and expects to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased primarily from higher premium revenue from a greater number of insurance policies in force, more sales of consumer loans and higher interest income on loans held for investment, partially offset by unrealized losses on equity investments and lower interest income earned on securitized loan portfolios that continue to amortize.

Gross Profit.
Gross profit consisted of the following for fiscal years 2020 and 2019, respectively (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Gross profit:
Factory-built housing	$195,244	$172,136	$23,108	13.4%
Financial services	35,274	33,570	1,704	5.1%
	$230,518	$205,706	$24,812	12.1%

Gross profit as % of Net revenue:
Consolidated	21.7%	21.4%	N/A	0.3%
Factory-built housing	19.5%	19.0%	N/A	0.5%
Financial services	56.5%	58.9%	N/A	(2.4)%
The increase in factory-built housing gross profit was the result of higher home sales volume and prices better suited to input cost fluctuations during the year, as well as changes in product mix.
Financial services gross profit increased from higher premium revenue from a greater number of insurance policies in force, more sales of consumer loans and higher interest income on loans held for investment, partially offset by unrealized losses on equity investments, higher claims expense and lower interest income earned on securitized loan portfolios that continue to amortize.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2020 and 2019, respectively (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$127,174	$105,095	$22,079	21.0%
Financial services	18,437	16,473	1,964	11.9%
	$145,611	$121,568	$24,043	19.8%

Selling, general and administrative expenses as % of Net revenue:	13.7%	12.6%	N/A	1.1%
Selling, general and administrative expenses related to factory-built housing increased from higher wages and incentive compensation expense on improved earnings, higher premium amortization related to the additional D&O insurance purchased during the third quarter of fiscal year 2019 ($8.4 million amortized in the current year compared to $2.8 million amortized in the prior year) and greater legal and other expenses related to the Company's internal investigation and response to the SEC inquiry ($2.9 million in the current year compared to $2.1 million in the prior year).
Selling, general and administrative expenses related to financial services increased primarily from higher salary expenses from continued growth and increased incentive compensation costs from improved earnings.
As a percentage of Net revenue, Selling, general and administrative expenses increased from the SEC and D&O costs discussed previously.

Interest Expense.
Interest expense was $1.5 million in fiscal year 2020 and $3.4 million in fiscal year 2019.
Interest expense consists primarily of debt service on the CountryPlace securitized financings of manufactured home loans and interest related to finance leases. The decrease is related to a reduction in securitized bond interest expense, as the Company exercised its right to repurchase the 2005-1 and 2007-1 securitized loan portfolios in January 2019 and August 2019, respectively, thereby eliminating the related interest expense. These decreases are partially offset by increases in interest expense from secured credit facilities at CountryPlace.
Other Income, net.
For fiscal years 2020 and 2019, Other income, net was $9.6 million and $6.0 million, respectively, an increase of $3.6 million or 60.0%.
Other income primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses (including impairments) from the sale of property, plant and equipment and assets held for sale. The increase was primarily from a $3.4 million net gain on the sale of idle land and an increase in interest income on larger Cash and cash equivalents balances compared to the same period last year, partially offset by unrealized losses on corporate investments.
Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2020 and 2019, respectively (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Income before income taxes:
Factory-built housing	$78,531	$72,959	$5,572	7.6%
Financial services	14,448	13,717	731	5.3%
	$92,979	$86,676	$6,303	7.3%
Income Tax Expense.
Income tax expense was $17.9 million, resulting in an effective tax rate of 19.3% for the fiscal year ended March 28, 2020, compared to income tax expense of $18.1 million and an effective rate of 20.8% for the fiscal year ended March 30, 2019. The lower effective tax rate in the current period is mainly from a benefit of $1.8 million for the recognition of certain tax credits under the Consolidated Appropriations Act, 2020, which was signed into law on December 20, 2019.

Fiscal Year 2019 Compared to Fiscal Year 2018
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources
The Company believes that cash and cash equivalents at March 28, 2020, together with cash flow from operations, will be sufficient to fund its operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. The Company expects to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources. The recent acquisition of Destiny Homes did not have a significant impact on the Company's liquidity or capital resources. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for its home-only lending programs. Regardless, depending on the Company's operating results and strategic opportunities, it may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for the Company to reevaluate its long-term operating plans to make more efficient use of its existing capital resources. The exact nature of any changes to the Company's plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of the Company's control.
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
The following is a summary of the Company's cash flows for fiscal years 2020 and 2019, respectively (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$199,869	$199,258	$611
Net cash provided by operating activities	101,737	32,836	68,901
Net cash used in investing activities	(25,243)	(5,815)	(19,428)
Net cash used in financing activities	(20,756)	(26,410)	5,654
Cash, cash equivalents and restricted cash at end of the fiscal year	$255,607	$199,869	$55,738
Net cash provided by operating activities increased during the year ended March 28, 2020, compared to the year ended March 30, 2019, from increased profitability and operating account activity including lower prepaid expenses from the continuing amortization of the D&O premiums and higher accounts payable and accrued expenses and other current liabilities, including factory warranties, wages and unearned insurance premiums.
Consumer loan originations increased $27.1 million to $157.1 million during the year ended March 28, 2020, from $130.0 million during the year ended March 30, 2019, primarily from increased home lending activity at CountryPlace. Proceeds from the sale of consumer loans provided $159.6 million in cash, compared to $131.1 million in the previous year, a net increase of $28.5 million.
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

Cavco has entered into commercial loan agreements with certain distributors of its products under which the Company provides funds for wholesale purchases. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes. The Company has also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. For additional information regarding our commercial loans receivable, see Note 7 to the Consolidated Financial Statements. Further, the Company has invested in and developed home-only loan pools and lending programs to attract third-party financier interest in order to grow sales of new homes through traditional distribution points.
Cash used in investing activities for the year ended March 28, 2020 included purchases of property, plant and equipment and payments for Destiny Homes. Cash used in investing activities in fiscal year 2019 was primarily used for purchases of property, plant and equipment.
Net cash used in financing activities for the year ended March 28, 2020 was mainly for the repurchase of the 2007-1 securitization and other payments on securitized financings. Net cash used in financing activities for fiscal year 2019 was mainly for the repurchase of the 2005-1 securitization and other payments on securitized financings.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's 2019 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2019 and 2018.
Financings. In August 2019, the Company repurchased the 2007-1 securitized loan portfolio, leaving no further securitized financing balance outstanding.
The Company's finance subsidiary has entered into secured credit facilities with independent third-party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods, which have now expired. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down periods, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program was 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of March 28, 2020, the outstanding balance of the converted loans was $10.5 million at a weighted average interest rate of 4.91%.
Contractual Obligations and Commitments
The following table summarizes the Company's contractual obligations at March 28, 2020, to make future payments under its debt obligations and lease agreements. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations:
Securitized financings and other borrowings, including interest (1)	$16,694	$2,519	$3,913	$3,025	$7,237
Operating lease obligations	16,978	4,199	5,845	3,623	3,311
Finance lease obligations	420	79	146	146	49
Total contractual obligations	$34,092	$6,797	$9,904	$6,794	$10,597

(1)
Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

Additionally, the Company has contingent commitments at March 28, 2020, consisting of contingent repurchase obligations, a letter of credit and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 16 to the Consolidated Financial Statements.

•
The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. The maximum amount for which the Company was liable under such agreements approximated $79.3 million at March 28, 2020, without reduction for the resale value of the homes. Although the repurchase obligations outstanding have a finite life, these commitments are continually replaced as the Company continues to sell manufactured homes to distributors under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to distributors.

•
The Company's insurance subsidiary maintains an irrevocable letter of credit of $11.0 million to provide assurance that the Company will fulfill its reinsurance obligations. This letter of credit is secured by certain of the insurance subsidiary's investments. While the current letter of credit has a finite life, it is subject to renewal based on the underlying requirements.

•
The Company's finance subsidiary has a commitment to fund construction-period mortgages up to $17.7 million at March 28, 2020. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.

Off Balance Sheet Arrangements
See Note 16 to the Consolidated Financial Statements for a discussion of the Company's off-balance sheet commitments, which is incorporated herein by reference.
Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See "Forward-Looking Statements" above.
Management believes the following accounting policies are critical to Company operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements and should be read in conjunction with the Notes to the Company's Consolidated Financial Statements.
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

Prior to the adoption of FASB Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), revenue from homes sold under commercial loan programs involving funds provided by the Company were either deferred until such time that payment for the related commercial loan was received by the Company or recognized when the home was shipped and title transferred, depending on the nature of the program and borrower. Upon adoption of ASC 606, the Company generally recognizes home sales revenue upon shipment and transfer of title, as it is probable that substantially all of the consideration in exchange for the goods or services transferred to the customer will be collected. One consideration under the guidance requires the evaluation of the financing component of the related loan program. If it is determined that the interest rate charged under the loan program is less than the market rate, the Company will reduce the transaction price by an amount for deferred interest. In these cases, interest income will be accrued and recognized over the life of the loan using the effective interest method. The Company offers a significant amount of its loan programs at market rates.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, the home is accepted by the customer, title has transferred and funding is probable.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into Net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized in Cost of sales over the life of the policy. Insurance agency commissions received from third-party insurance companies are recognized as revenue upon execution of the insurance policy as the Company has no future or ongoing obligation with respect to such policies.
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
For loans originated by CountryPlace and held for sale, loan origination fees and gains or losses on sales are recognized in Net revenue upon transfer of the loans. CountryPlace provides third-party servicing of mortgages and earns servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized in Net revenue when earned.
Warranties. The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The Company records a liability for estimated future warranty costs relating to homes sold based upon an assessment of historical experience factors. Factors used in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in distributor inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. As a result of the COVID-19 pandemic, the Company has adjusted its warranty timing requirements, allowing customers an extension of time for repairs to be made if they were nearing the end of their warranty period and COVID-19 related circumstances prevented the work from being completed.

Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions that have provided wholesale floor plan financing to distributors. Significant portions of the Company's sales are made to distributors pursuant to repurchase agreements with lending institutions. These agreements generally provide that the Company will repurchase its new products from the lending institutions in the event such product is repossessed upon a distributor's default. The Company's obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.
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
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recorded no impairment charges on long-lived assets during fiscal years 2020, 2019 or 2018.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 28, 2020, the Company evaluated its historical profits earned and forecasted taxable profits and determined that, except for certain state net operating loss deferred tax assets, all other deferred tax assets would be utilized in future periods.
Goodwill and Other Intangibles. Goodwill and indefinite-lived intangibles are tested annually for impairment. The Company's analysis depends upon a number of judgments, estimates and assumptions. Accordingly, such testing is subject to uncertainties, which could cause the fair value to fluctuate from period to period.
As of March 28, 2020, all of the Company's goodwill is attributable to the factory-built housing segment. The Company performed the annual goodwill impairment analysis as of March 28, 2020, in accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The analysis determined that the fair value of the reporting unit was greater than the carrying value and thus no further procedures were considered necessary.
In the event that the Company is not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, the Company may need to write off all or part of its goodwill, which would adversely affect its operating results and net worth. See Part I, Item 1A, "Risk Factors."

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
The Company considers expected prepayments and default rates and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and contractual interest payments due on the securitized financings in excess of all cash flows expected as of the Acquisition Date cannot be accreted into interest income (the non-accretable difference). The remaining amount is accreted into interest income over the remaining life of the obligation (referred to as accretable yield). For additional information, see Note 6 to the Consolidated Financial Statements.
Other Matters
Related Party Transactions. The Company has non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the year ended March 28, 2020, March 30, 2019 and March 31, 2018, the total amount of sales to related parties was $51.0 million, $42.2 million and $38.8 million, respectively. As of March 28, 2020, receivables from related parties included $1.7 million of accounts receivable and $8.2 million of commercial loans outstanding. As of March 30, 2019, receivables from related parties included $1.5 million of accounts receivable and $6.2 million of commercial loans outstanding.
In fiscal year 2018, the Company recorded a gain of $1.9 million on the sale of equity securities to a related party in which the Company owns a 10% minority ownership interest. The arm's length transaction occurred at market rates.
Impact of Inflation. Sudden increases in specific costs, such as the increases in material and labor, as well as price competition, can affect the Company's ability to efficiently increase its selling prices and may adversely impact its results of operations. The Company can give no assurance that inflation will not affect its profitability in the future.
Income Taxes. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduced the federal corporate tax rate to 21%. The Company's federal corporate tax rate for the fiscal year ended March 31, 2018 was 31.54%, reflecting a 35% tax rate that was applicable prior to the passage of the Tax Act and the new 21% rate that was effective after passage of the Tax Act.
On March 27, 2020, the CARES Act was signed into law. Among other items, the CARES Act contains corporate income tax provisions that will be advantageous to the Company, including providing temporary suspension of certain payment requirements for the employer portion of social security taxes and the creation of certain refundable employee retention credits. The Company will continue to evaluate the CARES Act for opportunities as additional information is released.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company may from time to time be exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages exposure to these market risks through its regular operating and financing activities.
The Company's operations are interest rate sensitive. As overall manufactured housing demand can be adversely affected by increases in interest rates, a significant increase in wholesale or mortgage interest rates may negatively affect the ability of distributors and home buyers to secure financing. Higher interest rates could unfavorably impact the Company's revenues, gross margins and net earnings.
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
The Company is also exposed to market risks related to the Company's consumer and commercial loan notes receivables. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of March 28, 2020 is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

Reduction in Fair Value
Consumer loans receivable	$3,391
Commercial loans receivable	$687
Securitized financings	$612
In originating loans for sale, CountryPlace issues interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind CountryPlace to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, CountryPlace is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 28, 2020, CountryPlace had outstanding IRLCs with a notional amount of $29.4 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage or IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming CountryPlace's level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would decrease the fair value of CountryPlace's obligations by approximately $444,000.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company's disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of March 28, 2020.
The effectiveness of the Company's internal control over financial reporting as of March 28, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 28, 2020, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2020 and March 30, 2019, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 28, 2020, and the related notes and our report dated May 26, 2020 expressed an unqualified opinion.

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
May 26, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For a description of the directors and executive officers of the Company and other information called for by this Item 10, see the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), which is incorporated herein by reference.
The Company has a Code of Ethics that applies to all directors, officers and employees of the Company. A copy of the Company's Code of Ethics is located on the Company's website at www.cavco.com or will be mailed, at no charge, upon request submitted to Mickey R. Dragash, Secretary, Cavco Industries, Inc., 3636 North Central Avenue, Suite 1200, Phoenix, Arizona, 85012. If the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.cavco.com.
ITEM 11. EXECUTIVE COMPENSATION
For a description of the Company's executive compensation, see the 2020 Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For a description of the security ownership of management and certain beneficial owners, see the 2020 Proxy Statement, which is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of March 28, 2020, with respect to the Company's compensation plans and individual compensation arrangements under which the Company's equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	364,174	$123.93	256,879
Equity compensation plans not approved by stockholders	—	—	—
Total	364,174	$123.93	256,879

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions of the Company, see the 2020 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For a description of principal accounting fees and services, see "Audit Fees" and "Ratification of Appointment of Independent Auditor" in the 2020 Proxy Statement, which is incorporated herein by reference.

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

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015
3.4	Third Amended and Restated Bylaws of Cavco	Exhibit 3.1 to the Periodic Report on Form 8-K filed on January 29, 2020
4.1	Description of Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Filed herewith
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on May 30, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2019
10.2.6*	Amendment to the 2017 Stock Option Award Agreement effective as of April 15, 2019, by and between the Company and Dan Urness	Exhibit 10.2 to the Current Report on Form 8-K filed on April 2, 2019
10.2.7*	Amendment to the 2018 Stock Option Award Agreement effective as of April 15, 2019, by and between the Company and Dan Urness	Exhibit 10.3 to the Current Report on Form 8-K filed on April 2, 2019
10.2.8*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement	Exhibit 10.2.10 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2019
10.3*	Transition Agreement, dated as of November 8, 2018, by and between Cavco Industries, Inc. and Joseph Stegmayer	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.3.1*	Indemnification Agreement, dated as of November 8, 2018, by and between Daniel L. Urness and Cavco Industries, Inc.	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018
10.3.2*	Employment Agreement, dated as of April 1, 2019, by and between William C. Boor and Cavco Industries, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2019
10.3.3*	Employment Agreement, dated as of April 1, 2019, by and between Daniel L. Urness and Cavco Industries, Inc.	Exhibit 10.4 to the Current Report on Form 8-K filed on April 2, 2019
10.3.4*	Employment Agreement, dated as of April 1, 2019, by and between Mickey R. Dragash and Cavco Industries, Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on April 2, 2019
10.3.5*	Larry Keener Retirement Letter, dated January 28, 2020	Filed herewith
10.3.6*	Offer Letter, dated as of January 7, 2020, between the Company and Matthew Niño	Filed herewith
10.3.7*	Severance Agreement, dated April 14, 2020, by and between Simone Reynolds and Cavco Industries, Inc.	Filed herewith
10.3.8*	Severance Agreement, dated May 20, 2020, by and between Steven K. Like and Cavco Industries, Inc.	Filed herewith
10.4*	Executive Officer Incentive Plans for Fiscal Year 2019	Current Report on Form 8-K filed on July 12, 2018
10.4.1*	Executive Officer Incentive Plans for Fiscal Year 2020	Current Report on Form 8-K filed on June 21, 2019
10.5	Form of Indemnification Agreement	Exhibit 10.5 to Current Report on Form 8-K filed on April 2, 2019
10.6	Cavco Industries, Inc. Clawback Policy	Filed herewith
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of William C. Boor, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Daniel L. Urness, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of President and Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan or arrangement

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	May 26, 2020	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	President and	May 26, 2020
William C. Boor	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Urness	Chief Financial Officer	May 26, 2020
Daniel L. Urness	(Principal Financial and Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 26, 2020
Steven G. Bunger

/s/ Susan L. Blount	Director	May 26, 2020
Susan L. Blount

/s/ David A. Greenblatt	Director	May 26, 2020
David A. Greenblatt

/s/ Richard A. Kerley	Director	May 26, 2020
Richard A. Kerley

/s/ Steven W. Moster	Director	May 26, 2020
Steven W. Moster

/s/ Julia W. Sze	Director	May 26, 2020
Julia W. Sze

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and its subsidiaries (the Company) as of March 28, 2020 and March 30, 2019, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 28, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 28, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 26, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the account or disclosures to which they relate.

Reserve for Property-Liability Insurance Claims
As described in Notes 1 and 14 to the consolidated financial statements, the financial services segment of the Company establishes reserves for property-liability insurance claims and related expenses on reported and unreported claims of insured losses, which totaled $5.6 million as of March 28, 2020. The Company’s process for establishing these reserves takes into account many factors, including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in laws and regulations, judicial decisions, and economic conditions. The evaluation of factors and information used to estimate the reserve for property-liability insurance claims and claims expense requires a significant amount of judgment from management and involves a high degree of estimation.

We identified estimation of the reserve for property-liability insurance claims and claims expense as a critical audit matter because auditing the matter required a high degree of auditor judgment and increased audit effort to evaluate management’s conclusions regarding the reasonableness of the assumptions and factors used in the calculation and presentation of insurance loss reserves.

Our audit procedures related to the estimation and reasonableness of the recorded property-liability insurance reserves included the following, among others:

•
We obtained an understanding of the relevant controls over the Company’s claims process and the Company’s process for setting reserves for the property-liability insurance claims and related claims expenses on known reported and unreported claims of insured losses, including the completeness and accuracy of data used in the process, and tested such controls for design and operating effectiveness.

•	With the assistance of an actuarial specialist, we evaluated the reasonableness of the methodology, assumptions and data used in the Company’s estimate by:

–	Comparing reserving techniques and processes used to recognized actuarial practices for the industry;

–	Evaluating historical data, including changes and trends in the data and development of prior reserve estimates; and

–	Testing on a sample basis, the completeness and accuracy of the underlying data to supporting documentation and testing the mathematical accuracy of the calculations.

Acquisition of Destiny Industries, LLC - Valuation of Acquired Intangible Assets
As described in Note 22 to the consolidated financial statements, the Company completed the acquisition of certain manufactured housing assets and assumed certain liabilities of Destiny Industries, LLC for $16.5 million on August 2, 2019. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $5.9 million, and resulting goodwill of $2.2 million. To value the identified intangible assets, which consist of trademarks, trade names and customer relationships, the Company used the income approach, which is a method of using discounted cash flows to value intangibles assets. The process requires management to make significant assumptions regarding the estimates that would be used by a market participant, which include, where applicable, forecast of future cash flows and pre-tax income, forecasted revenue growth rates, royalty rates, and discount rates.

We identified the valuation of acquired intangible assets as a critical audit matter as there was a high degree of auditor judgment and increased audit effort when performing audit procedures to evaluate the reasonableness of significant estimates and assumptions utilized in management’s intangible asset valuation processes.

Our audit procedures related to the significant estimates and assumptions, including forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of the royalty rates and discount rates, for acquired intangible assets included the following, among others:

•
We obtained an understanding of the relevant controls related to the valuation of the intangible assets, including management’s controls over forecasts of future cash flows and future pre-tax income, as well as the selection of the royalty rates and discount rates, and tested such controls for design and operating effectiveness.

•	We evaluated the reasonableness of management’s forecasts of future cash flows and pre-tax income by comparing the projections to historical results and certain peer companies.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, royalty rates and discount rates utilized by management by:

–	Testing the source information underlying the determination of the royalty rates and discount rates and testing the mathematical accuracy of the calculations.

–	Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Phoenix, Arizona
May 26, 2020

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 28, 2020	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$241,826	$187,370
Restricted cash, current	13,446	12,148
Accounts receivable, net	42,800	40,701
Short-term investments	14,582	12,620
Current portion of consumer loans receivable, net	32,376	30,058
Current portion of commercial loans receivable, net	14,657	14,574
Current portion of commercial loans receivable from affiliates, net	766	660
Inventories	113,535	116,203
Assets held for sale	—	3,061
Prepaid expenses and other current assets	42,197	44,654
Total current assets	516,185	462,049
Restricted cash	335	351
Investments	31,557	32,137
Consumer loans receivable, net	49,928	56,727
Commercial loans receivable, net	23,685	22,208
Commercial loans receivable from affiliate, net	7,457	5,564
Property, plant and equipment, net	77,190	63,484
Goodwill	75,090	72,920
Other intangibles, net	15,110	9,776
Operating lease right-of-use assets	13,894	—
Total assets	$810,431	$725,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,924	$29,305
Accrued expenses and other current liabilities	139,930	125,181
Current portion of securitized financings and other	2,248	19,522
Total current liabilities	172,102	174,008
Operating lease liabilities	10,743	—
Securitized financings and other	12,705	14,618
Deferred income taxes	7,295	7,002
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,173,242 and 9,098,320 shares, respectively	92	91
Additional paid-in capital	252,260	249,447
Retained earnings	355,144	280,078
Accumulated other comprehensive income (loss)	90	(28)
Total stockholders' equity	607,586	529,588
Total liabilities and stockholders' equity	$810,431	$725,216
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net revenue	$1,061,774	$962,746	$871,235
Cost of sales	831,256	757,040	690,555
Gross profit	230,518	205,706	180,680
Selling, general and administrative expenses	145,611	121,568	106,907
Income from operations	84,907	84,138	73,773
Interest expense	(1,495)	(3,444)	(4,397)
Other income, net	9,567	5,982	9,147
Income before income taxes	92,979	86,676	78,523
Income tax expense	(17,913)	(18,054)	(17,021)
Net income	$75,066	$68,622	$61,502

Comprehensive income:
Net income	$75,066	$68,622	$61,502
Reclassification adjustment for securities sold	18	74	(1,538)
Applicable income taxes (benefit)	(4)	(15)	574
Net change in unrealized position of investments held	132	122	1,249
Applicable income taxes	(28)	(26)	(233)
Comprehensive income	$75,184	$68,777	$61,554

Net income per share:
Basic	$8.22	$7.56	$6.82
Diluted	$8.10	$7.40	$6.68
Weighted average shares outstanding:
Basic	9,129,639	9,080,878	9,024,437
Diluted	9,268,784	9,268,737	9,201,706

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Stockholders' Equity
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, April 1, 2017	8,994,968	$90	$244,791	$148,141	$1,386	$394,408
Net income	—	—	—	61,502	—	61,502
Cumulative effect of implementing ASU 2016-09	—	—	—	52		52
Cumulative effect of implementing ASU 2018-02	—	—	—	(314)	314	—
Reclassification adjustment for net gains realized in income, net	—	—	—	—	(964)	(964)
Unrealized gain on available-for-sale securities, net	—	—	—	—	702	702
Stock option exercises and associated tax benefits	49,890	—	(915)	—	—	(915)
Stock-based compensation	—	—	2,321	—	—	2,321
Balance, March 31, 2018	9,044,858	$90	$246,197	$209,381	$1,438	$457,106
Net income	—	—	—	68,622	—	68,622
Cumulative effect of implementing ASU 2016-01	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606	—	—	—	454	—	454
Reclassification adjustment for net gains realized in income, net	—	—	—	—	59	59
Unrealized gain on available-for-sale securities, net	—	—	—	—	96	96
Stock option exercises	53,462	1	(115)	—	—	(114)
Stock-based compensation	—	—	3,365	—	—	3,365
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	75,066	—	75,066
Reclassification adjustment for net losses realized in income, net	—	—	—	—	14	14
Unrealized gain on available-for-sale securities, net	—	—	—	—	104	104
Stock option exercises and RSU releases	74,922	1	(1,068)	—	—	(1,067)
Stock-based compensation	—	—	3,881	—	—	3,881
Balance, March 28, 2020	9,173,242	$92	$252,260	$355,144	$90	$607,586

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$75,066	$68,622	$61,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,783	4,698	4,026
Provision for credit losses	1,348	562	422
Deferred income taxes	261	(762)	(4,258)
Stock-based compensation expense	3,881	3,365	2,321
Non-cash interest income, net	(1,411)	(953)	(1,011)
Gain on sale of property, plant and equipment, net	(3,409)	(53)	(77)
Gain on investments and sale of loans, net	(10,977)	(9,207)	(14,544)
Changes in operating assets and liabilities:
Accounts receivable	(1,442)	(5,684)	(4,118)
Consumer loans receivable originated	(157,090)	(129,990)	(126,404)
Proceeds from sales of consumer loans	159,632	131,117	119,345
Principal payments received on consumer loans receivable	10,632	12,945	12,664
Inventories	8,250	(7,051)	(13,425)
Prepaid expenses and other current assets	6,683	(12,942)	5,799
Commercial loans receivable	(1,914)	(26,543)	9,400
Accounts payable and accrued expenses and other current liabilities	6,444	4,712	7,324
Net cash provided by operating activities	101,737	32,836	58,966
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,340)	(7,636)	(8,386)
Payments for acquisition, net	(15,937)	—	(1,638)
Proceeds from sale of property, plant and equipment and assets held for sale	6,541	125	474
Purchases of investments	(11,699)	(7,337)	(12,537)
Proceeds from sale of investments	10,192	9,033	17,416
Net cash used in investing activities	(25,243)	(5,815)	(4,671)
FINANCING ACTIVITIES
Payments for exercise of stock options	(1,067)	(114)	(915)
Proceeds from secured financings and other	227	392	9,079
Payments on securitized financings and other	(19,916)	(26,688)	(8,040)
Net cash (used in) provided by financing activities	(20,756)	(26,410)	124
Net increase in cash, cash equivalents and restricted cash	55,738	611	54,419
Cash, cash equivalents and restricted cash at beginning of the fiscal year	199,869	199,258	144,839
Cash, cash equivalents and restricted cash at end of the fiscal year	$255,607	$199,869	$199,258
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$18,839	$19,912	$17,266
Cash paid during the year for interest	$736	$2,302	$2,910
Supplemental disclosures of noncash financing activity:
Right-of-use assets recognized	$18,498	$—	$—
Operating lease obligations incurred	$18,523	$—	$—
Assets acquired under capital lease	$—	$—	$1,749
Capital lease obligations incurred	$—	$—	$1,225

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date of March 28, 2020, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC"); and except for the events set forth in Note 25 of the Notes to Consolidated Financial Statements ("Notes"), there were no disclosable subsequent events.
Nature of Operations. Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes which are sold to a network of independent distributors located throughout the continental United States as well as through Company-owned retail sales locations which offer the Company's homes to retail customers. The Company's financial services group is comprised of a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Also included is the Company's insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), which provides property and casualty insurance primarily to owners of manufactured homes.
In March 2020, the World Health Organization declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. During the onset of COVID-19, the Company continued to operate substantially all of its homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. The Company adjusted its operations to manage exposure and transmission risks by implementing enhanced facility cleaning, social distancing and other related protocols while continuing to serve its customers.
While Company-owned retail stores and most independently owned retail sales locations remained open for business since the onset of the pandemic, customer traffic has declined. The Company received fewer home orders from its distribution channels than would be typical during the spring selling season.
Financial services operations have also continued to operate since the onset of the COVID-19 pandemic, largely through the implementation of work-from-home solutions. This includes accepting and processing new applications as well as servicing home loans and insurance policies. The financial services operations are complying with all state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations and are assisting customers in need.
It is difficult to predict the future impacts on housing demand or the nature of operations at each of our locations due to the COVID-19 pandemic. However, our wholesale customers have been positive about continuing the process of delivering homes and appreciative of our efforts to continue production to meet housing needs.
Fiscal Year. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest to March 31 of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31. Fiscal years 2020, 2019 and 2018 each consisted of 52 weeks.
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

Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, commercial loans receivable, accounts payable, certain accrued expenses and other current liabilities and securitized and other financings. The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturity of the amounts. The carrying amount of available for sale or marketable investments is at fair value (see Note 4). The fair value of consumer loans receivable, commercial loans receivable and securitized and other financings are all estimated to be greater than carrying value (see Note 19).
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
Prior to the adoption of the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), revenue from homes sold under commercial loan programs involving funds provided by the Company were either deferred until such time that payment for the related commercial loan was received by the Company or recognized when the home was shipped and title transferred, depending on the nature of the program and borrower. Upon adoption of ASC 606, the Company generally recognizes home sales revenue upon shipment and transfer of title, as it is probable that substantially all of the consideration in exchange for the goods or services transferred to the customer will be collected. One consideration under the guidance requires the evaluation of the financing component of the related loan program. If it is determined that the interest rate charged under the loan program is less than the market rate, the Company will reduce the transaction price by an amount for deferred interest. In these cases, interest income will be accrued and recognized over the life of the loan using the effective interest method. The Company offers a significant amount of its loan programs at market rates.
Some of the Company's independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 28, 2020.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, the home is accepted by the customer, title has transferred and funding is probable.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into Net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized in Cost of sales over the life of the policy. Insurance agency commissions received from third-party insurance companies are recognized as revenue upon execution of the insurance policy as the Company has no future or ongoing obligation with respect to such policies.

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
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. The Company's cash equivalents are primarily comprised of U.S. Treasury money market funds and other depository accounts and money market funds in excess of Federal Deposit Insurance Corporation insured limits.
Restricted Cash. Restricted cash primarily represents cash related to CountryPlace customer payments to be remitted to third parties and deposits received from retail customers required to be held in trust accounts. The Company cannot access restricted cash for general operating purposes (see Note 3).
Accounts Receivable. The Company extends competitive credit terms on a customer-by-customer basis in the normal course of business and its accounts receivable are subject to normal industry risk. The Company reviews accounts receivable for estimated losses that may result from customers' inability to pay. As of March 28, 2020 and March 30, 2019, the Company had no allowance for doubtful accounts.
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
Consumer Loans Receivable. Consumer loans receivable consists primarily of manufactured housing loans originated by CountryPlace (held for investment or held for sale) and construction advances on mortgages. The fair value of consumer loans receivable held on the Acquisition Date was calculated as of that date, as determined by the present value of expected future cash flows, with no allowance for loan loss recorded.

Loans held for investment consist of loan contracts collateralized by the borrowers' homes and, in some instances, related land. Construction loans in progress are stated at the aggregate amount of cumulative funded advances. Loans held for sale are loans that, at the time of origination, are originated with the intent to resell to investors with which the Company has pre-existing purchase agreements, such as Fannie Mae and Freddie Mac, or to sell as part of a Ginnie Mae insured pool of loans and consist of loan contracts collateralized by single-family residential mortgages. Loans held for sale are stated at the lower of cost or market on an aggregate basis.
Combined land and home mortgages are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs") and those that are non-conforming. In most instances, the Company's mortgages are secured by a first-lien position and are provided for the consumer purchase of a home. Consumer loans held for investment include home-only personal property loans originated under the Company's home-only lending programs. Accordingly, the Company classifies its loans receivable as follows: conforming mortgages, non-conforming mortgages, home-only loans and other loans.
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
Prior to the repurchase, these two securitizations were accounted for as financings, which used the portfolio method of accounting in accordance with FASB Accounting Standards Codification ("ASC") 310, Receivables – Nonrefundable Fees and Other. The securitizations included provisions for removal of accounts, retention of certain credit loss risk by CountryPlace and other factors that preclude sale accounting of the securitizations under FASB ASC 860, Transfers and Servicing. Both securitizations were accounted for as securitized borrowings; therefore, the related consumer loans receivable and securitized financings were included in CountryPlace's financial statements. Since the Acquisition Date, the acquired consumer loans receivable and securitized financings have been accounted for in a manner similar to FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").
The Company considered expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for securitized consumer loans receivable held for investment to determine the expected cash flows on securitized financings and the contractual payments. The amount of contractual principal and interest payments due on the securitized financings in excess of all cash flows expected as of the Acquisition Date included interest that could not be accreted into interest expense (the non-accretable difference). The remaining amount was accreted into interest expense over the remaining life of the obligation, referred to as accretable yield (see Notes 6 and 13).

Commercial Loans Receivable. The Company's commercial loans receivable balance consists of amounts loaned by the Company under commercial loan programs for the benefit of the Company's independent distributors and community operators' home purchasing needs. Under the terms of certain programs, the Company has entered into direct commercial loan arrangements with independent distributors and community operators wherein the Company provides funds to purchase home inventory or homes for placement in communities. Interest income on commercial loans receivable is recognized in Other income, net in the Consolidated Statements of Comprehensive Income on an accrual basis.
Allowance for Loan Losses. The primary portion of the allowance for loan losses reflects the Company's judgment of the incurred loss exposure on its consumer loans receivable originated after the Acquisition Date. This allowance reflects a judgment of the probable loss exposure on loans originated since the Acquisition Date and included in the held for investment portfolio as of the end of the reporting period. The Company recorded allowance for loan losses of $1.8 million and $709,000 at March 28, 2020 and March 30, 2019, respectively (see Note 6).
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
Another portion of the allowance for loan losses relates to commercial loans receivable as of the end of the reporting period. The allowance for loan losses is developed at a portfolio level. The Company has historically been able to resell repossessed homes, thereby mitigating loss experience. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company recorded allowance for loan losses of $393,000 and $180,000 at March 28, 2020 and March 30, 2019, respectively (see Note 7).
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

Asset Impairment. The Company periodically evaluates the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. The Company recognized no impairment losses in fiscal years 2020, 2019 or 2018.
Goodwill and Other Intangibles. The Company accounts for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In the fair value evaluation of intangible assets acquired, there are significant estimates and assumptions, including forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of the royalty rates and discount rates. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other. As such, the Company tests goodwill annually for impairment. The Company has identified two reporting segments: factory-built housing and financial services. As of March 28, 2020, all of the Company's goodwill is attributable to its factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
The Company performed its annual goodwill impairment analysis as of March 28, 2020. The analysis determined that the fair value of the reporting unit was greater than the carrying value. No impairment was determined to be necessary for fiscal years 2020, 2019 or 2018.
Warranties. The Company provides retail home buyers, builders or developers with a one year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Estimated warranty costs are accrued in Cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated amount of homes still under warranty including homes in distributor inventories, homes purchased by consumers still within the one year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. As a result of the COVID-19 pandemic, the Company has adjusted its warranty timing requirements, allowing customers an extension of time for repairs to be made if they were nearing the end of their warranty period and COVID-19 related circumstances prevented the work from being completed.
Distributor Volume Rebates. The Company's manufacturing operations sponsor volume rebate programs under which certain sales to distributors, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
Freight. Substantially all freight costs are recovered from the Company's distributors and are included in Net revenue. Freight charges of $30.9 million, $28.9 million and $27.3 million were recognized in fiscal years 2020, 2019 and 2018, respectively.

Reserve for Repurchase Commitment. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. The Company's obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The risk of loss under these agreements is spread over numerous distributors. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months) and the risk of loss is further reduced by the resale value of repurchased homes. The Company applies FASB ASC 460, Guarantees ("ASC 460") and FASB ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability for each repurchase arrangement under the provisions of ASC 450-20, based on historical information available, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a distributor will default and an ASC 450-20 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the distributor sells the home. Changes in the reserve are recorded as an adjustment to Net revenue.
Reserve for Property-Liability Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Standard Casualty's reserving process takes into account known facts and interpretations of circumstances and factors, including Standard's experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, Standard Casualty may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $5.6 million and $6.7 million as of March 28, 2020 and March 30, 2019, respectively, of which $3.5 million and $4.0 million related to incurred but not reported ("IBNR") losses, respectively.
Insurance. The Company is self-insured for a significant portion of its general and products liability, auto liability, health, property and workers' compensation liability coverage. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated IBNR claims. A reserve for products liability is actuarially determined and reflected in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Advertising. Advertising costs are expensed as incurred and were $900,000 in fiscal year 2020, $837,000 in fiscal year 2019 and $1.1 million in fiscal year 2018.
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
Other Income, net. Other income primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses or impairment of property, plant and equipment assets held for sale or sold.
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
Accumulated Other Comprehensive Income. AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4), and is presented net of tax. Prior to the adoption of ASU 2016-01, as discussed above, AOCI included unrealized gains and losses on both debt and equity securities. Accumulated unrealized gain on available-for-sale debt securities at the end of fiscal year 2020 was $114,000 before tax, with an associated tax amount of $24,000, resulting in a net unrealized gain of $90,000. Unrealized loss on available-for-sale investments for fiscal year 2019 was $35,000, offset by tax effect of $7,000, for a net unrealized loss of $28,000. Unrealized gain on available-for-sale investments for fiscal year 2018 was $1.9 million before tax, with an associated tax amount of $493,000, resulting in a net unrealized gain of $1.4 million.
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
Recently Issued or Adopted Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, Leases ("Topic 842"). This guidance amends previous accounting considerations and treatments for leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet for both finance leases and operating leases. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset and for operating leases, the lessee recognizes straight-line lease expense.

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
Adoption of the new standard resulted in an addition of net operating lease ROU assets and lease liabilities of $13.0 million and $13.5 million, respectively, to the Company's Consolidated Balance Sheet as of March 31, 2019. The difference between the additional lease assets and lease liabilities reflects existing accrued rent balances that were reclassified to the operating lease ROU asset as of March 31, 2019. The standard did not materially impact the Company's consolidated Net income and had no impact on cash flows. See Note 9 for additional information.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, which now requires a forward-looking impairment model based on expected losses rather than incurred losses. The guidance also requires increased disclosures. ASU 2016-13 will be effective beginning with the first quarter of the Company's fiscal year 2021 and is to be applied using a modified retrospective transition method. The adoption of ASU 2016-13 will not have a material impact on the Company's Consolidated Financial Statements and disclosures.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's Consolidated Financial Statements upon adoption.
2. Revenue from Contracts with Customers
Revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when, or as, the customer obtains control of that good or service. Revenues are based on the consideration expected to be received in connection with the Company's promises to deliver goods and services to its customers.
Site Improvements on Retail Sales. The Company recognizes sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements. Such services are provided as a convenience to the customer. As the Company is involved in the selection of subcontractors, under ASC 606, we recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2020, 2019 and 2018 were $30.0 million, $24.9 million and $21.2 million, respectively.
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

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by reportable segment and the source of revenue. All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above.

	March 28, 2020	March 30, 2019
Factory-built housing
U.S. Housing and Urban Development code homes	$813,074	$727,950
Modular homes	84,498	90,636
Park model RVs	46,427	38,057
Other (1)	55,341	49,083
Net revenue from factory-built housing	999,340	905,726
Financial services
Insurance agency commissions received from third-party insurance companies	3,352	3,065
Other (2)	59,082	53,955
Net revenue from financial services	62,434	57,020
Total Net revenue	$1,061,774	$962,746

(1)	Other factory-built housing revenue from ancillary products and services including used homes, freight and other services.

(2)	Other financial services revenue includes consumer finance and insurance revenue that is not within the scope of ASC 606.
Impacts on Consolidated Financial Statements. The impacts to the Company's Consolidated Financial Statements as a result of ASC 606 implementation are as follows (in thousands):

	Fiscal year ended March 28, 2020
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$1,061,774	$(28,897)	$1,032,877
Cost of sales	831,256	(29,159)	802,097
Gross profit	230,518	262	230,780
Selling, general and administrative expenses	145,611	65	145,676
Income from operations	84,907	197	85,104
Income before income taxes	92,979	197	93,176
Income tax expense	(17,913)	(69)	(17,982)
Net income	75,066	128	75,194

	Fiscal year ended March 30, 2019
Consolidated Statement of Comprehensive Income	As Reported	Adjustments	Balance without ASC 606 Adoption
Net revenue	$962,746	$(32,420)	$930,326
Cost of sales	757,040	(31,047)	725,993
Gross profit	205,706	(1,373)	204,333
Selling, general and administrative expenses	121,568	(289)	121,279
Income from operations	84,138	(1,084)	83,054
Income before income taxes	86,676	(1,084)	85,592
Income tax expense	(18,054)	250	(17,804)
Net income	68,622	(834)	67,788

3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	March 28, 2020	March 30, 2019
Cash related to CountryPlace customer payments to be remitted to third parties	$12,740	$10,426
Other restricted cash	1,041	2,073
	$13,781	$12,499

Corresponding amounts are recorded in Accounts payable and Accrued expenses and other current liabilities for customer payments and deposits, respectively.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	March 28, 2020	March 30, 2019	March 31, 2018
Cash and cash equivalents	$241,826	$187,370	$186,766
Restricted cash, current	13,446	12,148	11,228
Restricted cash	335	351	1,264
Cash, cash equivalents and restricted cash per statement of cash flows	$255,607	$199,869	$199,258

4. Investments
Investments consisted of the following (in thousands):

	March 28, 2020	March 30, 2019
Available-for-sale debt securities	$14,774	$13,408
Marketable equity securities	9,829	11,073
Non-marketable equity investments	21,536	20,276
	$46,139	$44,757

The Company's investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of March 28, 2020 and March 30, 2019, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell the Company's homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.
The Company records investments in fixed maturity securities classified as available-for-sale at fair value and records the difference between fair value and cost in Accumulated other comprehensive income (loss).
The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	March 28, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$5,400	$69	$(26)	$5,443
State and political subdivision debt securities	4,239	134	(3)	4,370
Corporate debt securities	5,021	5	(65)	4,961
	$14,660	$208	$(94)	$14,774

	March 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$6,625	$3	$(119)	$6,509
State and political subdivision debt securities	4,883	117	(17)	4,983
Corporate debt securities	1,635	3	(19)	1,619
U.S. Treasury and government debt securities	300	—	(3)	297
	$13,443	$123	$(158)	$13,408

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	March 28, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$133	$—	$1,779	$(26)	$1,912	$(26)
State and political subdivision debt securities	601	(2)	101	(1)	702	(3)
Corporate debt securities	3,747	(65)	—	—	3,747	(65)
	$4,481	$(67)	$1,880	$(27)	$6,361	$(94)

	March 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,066	$(9)	$5,206	$(110)	$6,272	$(119)
State and political subdivision debt securities	353	—	2,319	(17)	2,672	(17)
Corporate debt securities	243	(8)	1,073	(11)	1,316	(19)
U.S. Treasury and government debt securities	—	—	297	(3)	297	(3)
	$1,662	$(17)	$8,895	$(141)	$10,557	$(158)

Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investments to be other-than-temporarily impaired as of March 28, 2020.
The amortized cost and fair value of the Company's investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	March 28, 2020
	Amortized Cost	Fair Value
Due in less than one year	$4,425	$4,418
Due after one year through five years	2,379	2,338
Due after five years through ten years	775	831
Due after ten years	1,681	1,744
Mortgage-backed securities	5,400	5,443
	$14,660	$14,774

The Company recognizes investment gains and losses on available-for-sale debt securities when it sells or otherwise disposes of securities using the specific identification method. There were no gross gains realized on the sale of available-for-sale debt securities for fiscal years 2020, 2019 and 2018. There were no gross losses realized on the sale of available-for-sale debt securities in fiscal year 2020. Gross losses realized in fiscal years 2019 and 2018 were $38,000 and $63,000, respectively.

The Company recognizes unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses on marketable equity securities for fiscal years 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Marketable equity securities:
Net losses on securities held	$(2,032)	$(291)	$—
Net losses on securities sold	(232)	(64)	—
Gross realized gains	—	—	5,962
Gross realized losses	—	—	(203)
Total net (loss) gain on marketable equity securities	$(2,264)	$(355)	$5,759

5. Inventories
Inventories consisted of the following (in thousands):

	March 28, 2020	March 30, 2019
Raw materials	$35,691	$33,701
Work in process	13,953	12,212
Finished goods	63,891	70,290
	$113,535	$116,203

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	March 28, 2020	March 30, 2019
Loans held for investment (at Acquisition Date, defined below)	$37,779	$44,375
Loans held for investment (originated after Acquisition Date)	20,140	20,580
Loans held for sale	14,671	11,288
Construction advances	13,400	12,883
Consumer loans receivable	85,990	89,126
Deferred financing fees and other, net	(1,919)	(1,632)
Allowance for loan losses	(1,767)	(709)
	$82,304	$86,785

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

	March 28, 2020	March 30, 2019
	(in thousands)
Loans held for investment (at Acquisition Date) – contractual amount	$83,548	$100,595
Purchase discount:
Accretable	(29,094)	(36,672)
Non-accretable	(16,669)	(19,502)
Less loans reclassified as other assets	(6)	(46)
Total loans held for investment (at Acquisition Date), net	$37,779	$44,375

Over the life of the consumer loans held for investment (at Acquisition Date), the Company estimates cash flows expected to be collected to determine if an allowance for loan loss subsequent to the Acquisition Date is required (see further discussion in Note 1). The weighted averages of assumptions used in the calculation of expected cash flows to be collected are as follows:

	March 28, 2020	March 30, 2019
Prepayment rate	16.4%	17.1%
Default rate	1.7%	1.1%
Assuming there was a 1% (100 basis point) unfavorable variation from the expected level, for each key assumption, the expected cash flows over the life of the portfolio, as of March 28, 2020, would decrease by approximately $699,000 and $2.3 million for the expected prepayment rate and expected default rate, respectively.
The changes in accretable yield on consumer loans receivable held for investment (at Acquisition Date) were as follows (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019
Balance at the beginning of the period	$36,672	$44,481
Additions	—	—
Accretion	(6,600)	(7,588)
Reclassifications from non-accretable discount	(978)	(221)
Balance at the end of the period	$29,094	$36,672

The consumer loans held for investment have the following characteristics:

	March 28, 2020	March 30, 2019
Weighted average contractual interest rate	8.42%	8.49%
Weighted average effective interest rate	9.27%	9.11%
Weighted average months to maturity	164	163

The following table disaggregates CountryPlace's gross consumer loans receivable for each class by portfolio segment and credit quality indicator as of the time of origination (in thousands):

	March 28, 2020
	Consumer Loans Held for Investment
	At Acquisition Date	Originated after Acquisition Date	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$684	$112	$—	$—	$796
620-719	12,664	10,449	—	38	23,151
720+	12,344	5,993	—	254	18,591
Other	166	203	—	—	369
Subtotal	25,858	16,757	—	292	42,907
Conforming mortgages
0-619	82	—	35	55	172
620-719	408	1,769	9,130	9,151	20,458
720+	5	1,590	4,235	5,173	11,003
Subtotal	495	3,359	13,400	14,379	31,633
Non-conforming mortgages
0-619	1,160	—	—	—	1,160
620-719	6,828	—	—	—	6,828
720+	3,252	—	—	—	3,252
Other	178	—	—	—	178
Subtotal	11,418	—	—	—	11,418
Other Loans	8	24	—	—	32
	$37,779	$20,140	$13,400	$14,671	$85,990

	March 30, 2019
	Consumer Loans Held for Investment
	At Acquisition Date	Originated after Acquisition Date	Construction Advances	Consumer Loans Held For Sale	Total
Asset Class
Credit Quality Indicator (FICO® score)
Home-only loans
0-619	$796	$117	$—	$—	$913
620-719	14,984	9,725	—	—	24,709
720+	14,834	8,110	—	617	23,561
Other	176	258	—	—	434
Subtotal	30,790	18,210	—	617	49,617
Conforming mortgages
0-619	83	—	—	460	543
620-719	417	1,785	8,061	6,885	17,148
720+	98	585	4,822	3,326	8,831
Subtotal	598	2,370	12,883	10,671	26,522
Non-conforming mortgages
0-619	1,413	—	—	—	1,413
620-719	7,689	—	—	—	7,689
720+	3,661	—	—	—	3,661
Other	215	—	—	—	215
Subtotal	12,978	—	—	—	12,978
Other loans	9	—	—	—	9
	$44,375	$20,580	$12,883	$11,288	$89,126

Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of March 28, 2020, 36% of the outstanding principal balance of consumer loans receivable portfolio was concentrated in Texas and 16% was concentrated in Florida. As of March 30, 2019, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 28, 2020 or March 30, 2019.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.5 million as of March 28, 2020 and March 30, 2019, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $560,000 and $1.5 million as of March 28, 2020 and March 30, 2019, respectively.

7. Commercial Loans Receivable and Allowance for Loan Losses
The Company's commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of the Company's independent distributors, communities and developers; and (ii) amounts loaned by the Company under participation financing programs.
Under the terms of the direct programs, the Company provides funds for financed home purchases by independent distributors, communities and developers. The notes are secured by the home as collateral and, in some instances, other security. Other terms of direct arrangements vary, depending on the needs of the borrower and the opportunity for the Company.
Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to distributors to finance their inventory purchases. The participation commercial loan receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	March 28, 2020	March 30, 2019
Direct loans receivable	$47,058	$42,899
Participation loans receivable	144	495
Allowance for loan losses	(393)	(180)
Deferred financing fees, net	(244)	(208)
	$46,565	$43,006

The commercial loans receivable balance had the following characteristics:

	March 28, 2020	March 30, 2019
Weighted average contractual interest rate	5.7%	5.7%
Weighted average months to maturity	10	7
The Company evaluates the potential for loss from its participation loan programs based on the independent lender's overall financial stability, as well as historical experience, and has determined that an applicable allowance for loan losses was not needed at March 28, 2020 or March 30, 2019.
With respect to direct programs with communities and developers, borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. For direct programs with independent distributors, the risk of loss is spread over numerous borrowers. Borrower activity is monitored in conjunction with third-party service providers, where applicable, to estimate the potential for loss on the related loans receivable, considering potential exposures, including repossession costs, remarketing expenses, impairment of value and the risk of collateral loss. The Company has historically been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. If the Company determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a specific reserve is determined and recorded within the estimated allowance for loan losses. The Company has included considerations related to the COVID-19 pandemic when assessing its risk of loan loss and setting reserve amounts for its commercial finance portfolio as of March 28, 2020. The Company recorded an allowance for loan losses of $393,000 and $180,000 at March 28, 2020 and March 30, 2019, respectively.

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses applicable to the direct programs (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019
Balance at beginning of period	$180	$42
Change in estimated loan losses, net	213	138
Loans charged off, net of recoveries	—	—
Balance at end of period	$393	$180
The following table disaggregates commercial loans receivable and the estimated allowance for loan losses for direct commercial loans by evaluation methodology (in thousands):

	Direct Commercial Loans
	March 28, 2020	March 30, 2019
Commercial loans receivable:
Collectively evaluated for impairment	$16,483	$18,018
Individually evaluated for impairment	30,575	24,881
	$47,058	$42,899
Allowance for loan losses:
Collectively evaluated for impairment	$(324)	$(180)
Individually evaluated for impairment	(69)	—
	$(393)	$(180)
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. The Company's policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At March 28, 2020, there were no commercial loans 90 days or more past due that were still accruing interest. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal. At March 28, 2020, the Company was not aware of any potential problem loans that would have a material effect on the commercial receivables balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
The following table disaggregates the Company's commercial loans receivable by class and credit quality indicator (in thousands):

	Direct Commercial Loans		Participation Commercial Loans
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Risk profile based on payment activity:
Performing	$46,872	$42,899	$144	$495
Watch list	186	—	—	—
Nonperforming	—	—	—	—
	$47,058	$42,899	$144	$495

As of March 28, 2020, 11.0% of the Company's outstanding commercial loans receivable principal balance was concentrated in California. As of March 30, 2019, 21.1% was concentrated in California, 16.3% was in Arizona and 10.4% was in Oregon.
The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
The Company had concentrations with one independent third-party and its affiliates that equaled 21.0% and 22.0% of the commercial loans receivables principal balance outstanding, all of which was secured, as of March 28, 2020 and March 30, 2019, respectively.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	March 28, 2020	March 30, 2019
Property, plant and equipment, at cost:
Land	$26,827	$21,359
Buildings and improvements	52,011	42,976
Machinery and equipment	30,984	27,053
	109,822	91,388
Accumulated depreciation	(32,632)	(27,904)
	$77,190	$63,484

Depreciation expense was $5.2 million in fiscal year 2020, $4.4 million in fiscal year 2019 and $3.7 million in fiscal year 2018.
Included in the amounts above are certain assets under finance leases. See Note 9 for additional information.
9. Leases
The Company leases certain production and retail locations, office space and equipment. The Company determines if a contract or arrangement is, or contains, a lease at inception. Lease agreements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. Generally, the exercise of lease renewal options is at the Company's discretion. Some agreements also include options to purchase the leased property. The estimated life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option that the Company is reasonably certain to exercise.
 Certain of the Company's lease agreements include rental payments adjusted periodically for inflation. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
 ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments in accordance with the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the Company's leases do not provide a readily determinable implicit interest rate, the Company estimates an incremental borrowing rate. In determining the estimated incremental borrowing rate, the Company considers the lease period and comparable market interest rates, as well as any other information available at the lease commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The following table provides information about the financial statement classification of the Company's lease balances reported within the Consolidated Balance Sheet as of March 28, 2020 (in thousands):

	Classification	March 28, 2020
ROU assets
Operating lease assets	Operating lease right-of-use assets	$13,894
Finance lease assets	Property, plant and equipment, net (1)	1,025
Total lease assets		$14,919

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,170
Finance lease liabilities	Current portion of securitized financings and other	77
Non-current:
Operating lease liabilities	Operating lease liabilities	10,743
Finance lease liabilities	Securitized financings and other	289
Total lease liabilities		$15,279
(1) Recorded net of accumulated amortization of $103,000 as of March 28, 2020.
The following table provides information about the financial statement classification of the Company's lease expenses reported within the Consolidated Statement of Comprehensive Income for the year ended March 28, 2020 (in thousands):

		Year Ended
Lease Expense Category	Classification	March 28, 2020
Operating lease expense (1)
	Cost of sales	$834
	Selling, general and administrative expenses	3,119
Finance lease expense:
Amortization of leased assets	Cost of sales	39
Interest on lease liabilities	Interest expense	52
Total lease expense		$4,044
(1) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases for the year ended March 28, 2020 were $3.4 million and $142,000, respectively.

The present value of the minimum payments for future fiscal years under non-cancelable leases as of March 28, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	$4,199	$79	$4,278
2022	3,286	73	3,359
2023	2,559	73	2,632
2024	2,216	73	2,289
2025	1,407	73	1,480
Thereafter	3,311	49	3,360
Total lease payments	16,978	420	17,398
Less: Amount representing interest	(2,065)	(54)	(2,119)
Present value of lease liabilities	$14,913	$366	$15,279
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of March 28, 2020:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	5.5	4.5%
Finance leases	5.5	5.0%

Operating Leases pre-Topic 842 adoption:
 The Company has non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. The Company's facility leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Rent expense for these third-party operating leases was $5.2 million for the fiscal year ended March 30, 2019 and $5.3 million for the fiscal year ended March 31, 2018, and is included in Cost of sales and Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income.

10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	March 28, 2020			March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$75,090	$—	$75,090	$72,920	$—	$72,920
Trademarks and trade names	8,900	—	8,900	7,200	—	7,200
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	85,090	—	85,090	81,220	—	81,220
Finite lived:
Customer relationships	11,300	(6,463)	4,837	7,100	(5,970)	1,130
Other	1,424	(1,151)	273	1,384	(1,038)	346
	$97,814	$(7,614)	$90,200	$89,704	$(7,008)	$82,696

Amortization expense recognized on intangible assets was $606,000 during fiscal year 2020, $324,000 during fiscal year 2019 and $368,000 during fiscal year 2018.
Expected amortization for future fiscal years is as follows (in thousands):

2021	$746
2022	673
2023	591
2024	585
2025	546
Thereafter	1,969

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 28, 2020	March 30, 2019
Salaries, wages and benefits	$25,885	$25,257
Customer deposits	22,055	17,804
Unearned insurance premiums	20,614	18,305
Estimated warranties	18,678	17,069
Accrued volume rebates	9,801	10,412
Company repurchase options on certain loans sold	7,444	3,810
Insurance loss reserves	5,582	6,686
Accrued self-insurance	5,112	5,171
Operating lease liabilities	4,170	—
Reserve for repurchase commitments	2,679	2,362
Accrued taxes	1,908	1,767
Capital lease obligation	—	1,075
Other	16,002	15,463
	$139,930	$125,181

12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	March 28, 2020	March 30, 2019	March 31, 2018
Balance at beginning of period	$17,069	$16,638	$15,479
Purchase accounting additions	1,192	—	838
Charged to costs and expenses	29,885	29,591	25,911
Payments and deductions	(29,468)	(29,160)	(25,590)
Balance at end of period	$18,678	$17,069	$16,638

13. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consisted of amounts related to loans sold that did not qualify for loan sale accounting treatment and lease obligations in which it is expected that the Company will obtain ownership of a leased asset at the end of the lease term. The following table summarizes debt and finance lease obligations (in thousands):

	March 28, 2020	March 30, 2019
2007-1 securitized financings (acquired as part of the Palm Harbor transaction)	$—	$18,364
Secured credit facilities	10,474	11,289
Other secured financings	4,113	4,487
Finance lease liabilities	366	—
	$14,953	$34,140

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
The following table summarizes acquired securitized financings (in thousands):

	March 28, 2020	March 30, 2019
Securitized financings – contractual amount	$—	$18,855
Purchase Discount
Accretable	—	(491)
Non-accretable (1)	—	—
Total acquired securitized financings, net	$—	$18,364
(1) There is no non-accretable difference, as the contractual payments on acquired securitized financings were determined by the cash collections from the underlying loans.
Over the life of the loans, the Company estimated the cash flows expected to be paid on securitized financings. The Company evaluated at each balance sheet date whether the present value of its securitized financings, determined using the effective interest rate, had increased or decreased. The present value of any subsequent change in cash flows expected to be paid adjusted the amount of accretable yield recognized on a prospective basis over the securitized financings remaining life.
The changes in accretable yield on securitized financings were as follows (in thousands):

	Year Ended
	March 28, 2020	March 30, 2019
Balance at the beginning of the period	$491	$3,515
Additions		—
Accretion	(577)	(2,830)
Adjustment to cash flows	86	(194)
Balance at the end of the period	$—	$491

The Company's finance subsidiary has entered into secured credit facilities with independent third-party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods, which have now expired. The proceeds are used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down periods, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program is 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of March 28, 2020, the outstanding balance of the converted loans was $10.5 million at a weighted average interest rate of 4.9%.

Scheduled maturities for future fiscal years of the Company's debt obligations consist of the following (in thousands):

2021	$2,233
2022	1,745
2023	1,542
2024	1,361
2025	1,240
Thereafter	6,832

Actual payments may vary from those above, resulting from prepayments or other factors.
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Year Ended
	March 28, 2020		March 30, 2019
	Written	Earned	Written	Earned
Direct premiums	$20,060	$18,912	$17,883	$17,097
Assumed premiums—nonaffiliate	27,359	26,370	25,479	25,284
Ceded premiums—nonaffiliate	(12,598)	(12,598)	(12,526)	(12,526)
Net premiums	$34,821	$32,684	$30,836	$29,855

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

15. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect the Company and include, but are not limited to: (1) reducing the U.S. federal corporate tax rate, (2) allowing bonus depreciation for full expensing of qualified property and (3) eliminating the manufacturing deduction. The Tax Act reduces the federal corporate tax rate to 21%. As a result of these changes, the Company's statutory tax rate for the fiscal year ended March 31, 2018 was 31.54%, reflecting a 35% tax rate that was applicable prior to the passage of the Tax Act and the new 21% rate that was effective after passage of the Tax Act.
The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. The provision for income taxes for fiscal years 2020, 2019 and 2018 were as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Current
Federal	$14,625	$16,086	$19,008
State	3,084	2,209	2,323
Total current	17,709	18,295	21,331
Deferred
Federal	246	(347)	(4,315)
State	(42)	106	5
Total deferred	204	(241)	(4,310)
Total income tax provision	$17,913	$18,054	$17,021

A reconciliation of income taxes computed by applying the expected federal statutory income tax rates of 21% for fiscal years 2020 and 2019 and 31.54% for fiscal year 2018, respectively, to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Federal income tax at statutory rate	$19,525	$18,202	$24,766
State income taxes, net of federal benefit	3,297	3,111	2,330
Stock-based compensation	(2,994)	(2,507)	(2,121)
Tax credits	(2,401)	(1,506)	(1,776)
Impact of Tax Act	—	314	(4,824)
Domestic production activities deduction	—	—	(2,001)
Other	486	440	647
Total income tax provision	$17,913	$18,054	$17,021

Net long-term deferred tax assets and liabilities were as follows (in thousands):

	March 28, 2020	March 30, 2019
Net long-term deferred tax (liabilities) assets
Goodwill	$(16,120)	$(15,644)
Property, plant, equipment and depreciation	(5,084)	(4,157)
Warranty reserves	4,444	4,097
Lease - Operating lease liability	3,535	—
Lease - Right of use asset	(3,295)	—
Stock-based compensation	2,595	2,564
Loan discount	2,436	3,075
Salaries and wages	1,679	1,751
Other intangibles	(1,534)	(1,791)
Accrued volume rebates	1,189	1,734
Inventory	1,012	1,158
Prepaid expenses	(474)	(2,142)
Other	2,322	2,353
	$(7,295)	$(7,002)

The effective income tax rate for the current year was positively impacted by the recognition of certain tax credits under the 2020 Appropriations Bill that was signed into law on December 20, 2019, stock option exercises, research and development tax credits and work opportunity tax credits.
The Company recorded an insignificant amount of unrecognized tax benefits during fiscal years 2020, 2019 and 2018, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. At March 28, 2020, the Company has state net operating loss carryforwards that total $8.0 million, which begin to expire in 2025. The Company recorded a $270,000 valuation allowance against the related deferred tax asset.
The Company periodically evaluates the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for or amount of any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 28, 2020, the Company evaluated its historical profits earned and forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on the Company's ability to continue to earn profits as we have historically and to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In August 2017, the Company received a notice of examination from the Internal Revenue Service ("IRS") for the Company's federal income tax return for the fiscal year ended April 2, 2016. In July 2018, the Company received notice from the IRS that its examination was complete and resulted in no changes. In general, the Company is no longer subject to examination by the IRS for years before fiscal year 2017 or state and local income tax examinations by tax authorities for years before fiscal year 2016. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company's financial position.

16. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. The risk of loss under these agreements is spread over numerous distributors. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 36 months, calculated from the date of sale to the distributor) and the risk of loss is further reduced by the resale value of the repurchased homes. The Company applies ASC 460 and ASC 450-20 to account for its liability for repurchase commitments. Under the provisions of ASC 460, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to ASC 460) and (2) a contingent obligation to make future payments under the conditions of the repurchase arrangement (accounted for pursuant to ASC 450-20). Management reviews the distributors' inventories to estimate the amount of inventory subject to repurchase obligation, which is used to calculate: (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.

(1)
The Company estimates the fair value of the non-contingent portion of its manufacturer's inventory repurchase commitment under the provisions of ASC 460 when a home is shipped to a distributor whose floor plan financing includes a repurchase commitment. The fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the Company's interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the distributor's interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer's repurchase agreement in force. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the distributor sells the home.

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
The maximum amount for which the Company was liable under such agreements approximated $79.3 million and $77.1 million at March 28, 2020 and March 30, 2019, respectively, without reduction for the resale value of the homes. The Company had a reserve for repurchase commitments of $2.7 million and $2.4 million at March 28, 2020 and March 30, 2019, respectively.

Letter of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of Standard Casualty's investments. There were no amounts outstanding against the letter of credit at either March 28, 2020 or March 30, 2019.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 28, 2020	March 30, 2019
Construction loan contract amount	$31,136	$28,230
Cumulative advances	(13,400)	(12,883)
Remaining construction contingent commitment	$17,736	$15,347

Representations and Warranties of Mortgages Sold. CountryPlace sells loans to GSEs and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transaction, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. The Company maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million as of March 28, 2020 and March 30, 2019, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. During the year ended March 28, 2020, no claim request resulted in the execution of an indemnification agreement or in the repurchase of a loan.
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

As of March 28, 2020, CountryPlace had outstanding IRLCs with a notional amount of $29.4 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal years 2020 and 2019, the Company recognized non-cash gains of $153,000 and $23,000, respectively, on outstanding IRLCs. During fiscal year 2018, the Company recognized a non-cash loss of $47,000 on outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of March 28, 2020, CountryPlace had $59.9 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the years ended March 28, 2020 and March 30, 2019, the Company recognized non-cash losses of $951,000 and $86,000, respectively, on forward sales and whole loan sale commitments. For the year ended March 31, 2018, the Company recognized a non-cash gain of $113,000 on forward sales and whole loan sale commitments.
Legal Matters. Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the Securities and Exchange Commission regarding trading in personal and Company accounts directed by the Company's former Chief Executive Officer ("CEO"), Joseph Stegmayer. The Audit Committee of the Board conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and the SEC staff. The Company continues to make documents and personnel available to the SEC staff and intends to continue cooperating with its investigation.
Joseph D. Robles v. Cavco Industries, Inc., was filed in the Superior Court for the State of California, Riverside on June 25, 2019 ("Robles") and Malik Griffin v. Fleetwood Homes, Inc., was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019 ("Griffin" and, together with Robles, the "California wage and hour litigation"), seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations, including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for all straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks.
The Company is party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets included in this Annual Report on Form 10-K. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.
17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 256,879 shares were still available for grant as of March 28, 2020. Upon option exercise, new shares of the Company's common stock are issued and when restricted stock vests, restricted stock shares issued become unrestricted. Awards may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a defined period or based on certain performance criteria, as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than 5 years. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
The Company applies the fair value recognition provisions of ASC 718. Stock option compensation expense, decreased income before income taxes by approximately $3.9 million, $3.4 million and $2.3 million for fiscal years 2020, 2019 and 2018, respectively. As of March 28, 2020, total unrecognized compensation cost related to stock options was approximately $5.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.63 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black Scholes-Merton option pricing model, which requires the input of assumptions. The Company estimates the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on historical data.
The following table summarizes stock option activity for the fiscal years 2020, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at April 1, 2017	464,930	$68.01
Granted	42,000	131.93
Exercised	(87,925)	42.54
Canceled or expired	(800)	99.65
Options outstanding at March 31, 2018	418,205	$79.73	3.78	$60,439
Granted	73,750	194.08
Exercised	(74,144)	53.78
Canceled or expired	(6,700)	150.34
Options outstanding at March 30, 2019	411,111	$102.71	3.74	$61,025
Granted	74,750	145.24
Exercised	(120,687)	63.66
Canceled or expired	(1,000)	99.65
Options outstanding at March 28, 2020	364,174	$123.93	4.02	$49,000

Exercisable at March 31, 2018	203,721	$61.38	2.49	$30,631
Exercisable at March 30, 2019	197,663	$71.28	2.35	$31,296
Exercisable at March 28, 2020	179,133	$100.82	2.83	$25,423

The weighted-average estimated fair value of employee stock options granted during fiscal years 2020, 2019 and 2018 was $46.84, $64.55 and $42.30, respectively. The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 was $15.7 million, $12.3 million and $7.7 million, respectively.
The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year
	2020	2019	2018
Volatility	36.0%	31.5%	32.3%
Risk-free interest rate	2.0%	2.7%	1.9%
Dividend yield	—%	—%	—%
Expected option life in years	4.33	5.18	5.14
Estimated forfeiture rate	7.0%	7.0%	7.0%

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of the Company's common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total
Outstanding at March 30, 2019	—	—	—
Awarded	7,305	4,900	12,205
Released	—	(400)	(400)
Canceled or expired	—	—	—
Outstanding at March 28, 2020	7,305	4,500	11,805
Unvested target stock awards that may vest based upon performance conditions through fiscal year 2022	7,305

18. Earnings Per Share
Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2020, 2019 and 2018 (dollars in thousands, except per share amounts):

	Fiscal Year
	2020	2019	2018
Net income	$75,066	$68,622	$61,502
Weighted average shares outstanding:
Basic	9,129,639	9,080,878	9,024,437
Effect of dilutive securities	139,145	187,859	177,269
Diluted	9,268,784	9,268,737	9,201,706
Net income per share:
Basic	$8.22	$7.56	$6.82
Diluted	$8.10	$7.40	$6.68

There were 23,336 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended March 28, 2020, 13,862 for the year ended March 30, 2019 and 4,116 for the year ended March 31, 2018. In addition, 7,305 outstanding restricted share awards were excluded from the calculation of diluted earnings per share for the year ended March 28, 2020, as the underlying performance criteria had not yet been met.

19. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments were as follows (in thousands):

	March 28, 2020		March 30, 2019
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$14,774	$14,774	$13,408	$13,408
Marketable equity securities (1)	9,829	9,829	11,073	11,073
Non-marketable equity investments (2)	21,536	21,536	20,276	20,276
Consumer loans receivable (3)	82,304	97,395	86,785	101,001
Interest rate lock commitment derivatives (4)	164	164	11	11
Forward loan sale commitment derivatives (4)	(1,011)	(1,011)	(59)	(59)
Commercial loans receivable (5)	46,565	46,819	43,006	43,582
Securitized financings and other (6)	(14,953)	(15,592)	(34,140)	(38,101)

(1)	For Level 1 classified securities, the fair value is based on quoted market prices. The fair value of Level 2 securities is based on other inputs, as further described below.

(2)	The fair value approximates book value based on the non-marketable nature of the investments.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$5,443	$—	$5,443	$—
State and political subdivision debt securities (1)	4,370	—	4,370	—
Corporate debt securities (1)	4,961	—	4,961	—
Marketable equity securities (2)	9,829	9,829	—	—
Interest rate lock commitment derivatives (3)	164	—	—	164
Forward loan sale commitment derivatives (3)	(1,011)	—	—	(1,011)
Mortgage servicing rights (4)	1,225	—	—	1,225

	March 30, 2019
	Total	Level 1	Level 2	Level 3
U.S Treasury and government debt securities(1)	$297	$—	$297	$—
Residential mortgage-backed securities (1)	6,509	—	6,509	—
State and political subdivision debt securities (1)	4,983	—	4,983	—
Corporate debt securities (1)	1,619	—	1,619	—
Marketable equity securities (2)	11,073	11,073	—	—
Interest rate lock commitment derivatives (3)	11	—	—	11
Forward loan sale commitment derivatives (3)	(59)	—	—	(59)
Mortgage servicing rights (4)	1,372	—	—	1,372

(1)	Unrealized gains or losses on investments are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)	Unrealized gains or losses on investments are recorded in earnings at each measurement date.

(3)	Gains or losses on derivatives are recognized in current period earnings through Cost of sales.

(4)	Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through Net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the year ended March 28, 2020. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Loans held for investment	$68,503	$—	$—	$68,503
Loans held for sale	15,492	—	—	15,492
Loans held—construction advances	13,400	—	—	13,400
Commercial loans receivable	46,819	—	—	46,819
Securitized financings and other	(15,592)	—	(15,592)	—
Non-marketable equity investments	21,536	—	—	21,536

	March 30, 2019
	Total	Level 1	Level 2	Level 3
Loans held for investment	$76,319	$—	$—	$76,319
Loans held for sale	11,799	—	—	11,799
Loans held—construction advances	12,883	—	—	12,883
Commercial loans receivable	43,582	—	—	43,582
Securitized financings and other	(38,101)	—	(38,101)	—
Non-marketable equity investments	20,276	—	—	20,276
No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale was lower than the fair value as of March 28, 2020. As noted above, activity in the manufactured housing asset-backed securities market is infrequent, with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
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

	March 28, 2020	March 30, 2019
Number of loans serviced with MSRs	4,688	4,557
Weighted average servicing fee (basis points)	31.12	31.59
Capitalized servicing multiple	67.19%	77.97%
Capitalized servicing rate (basis points)	20.91	24.63
Serviced portfolio with MSRs (in thousands)	$585,777	$556,934
Mortgage servicing rights (in thousands)	$1,225	$1,372

20. Employee Benefit Plans
The Company has self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $400,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $15.7 million, $16.5 million and $15.5 million for fiscal years 2020, 2019 and 2018, respectively.
The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2019, the Company match was 20% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over 4 years. Employer matching contribution expense was $1.1 million, $1.0 million and $839,000 for fiscal years 2020, 2019 and 2018, respectively.

21. Related Party Transactions
The Company has non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the years ended March 28, 2020, March 30, 2019 and March 31, 2018, the total amount of sales to related parties was $51.0 million, $42.2 million and $38.8 million, respectively. As of March 28, 2020, receivables from related parties included $1.7 million of accounts receivable and $8.2 million of commercial loans outstanding. As of March 30, 2019, receivables from related parties included $1.5 million of accounts receivable and $6.2 million of commercial loans outstanding.
In fiscal year 2018, the Company recorded a gain of $1.9 million on the sale of marketable equity securities to a related party in which the Company owns a 10% minority ownership interest. The arm's length transaction occurred at market rates.
22. Acquisition of Destiny Homes
On August 2, 2019, the Company purchased certain manufactured housing assets and assumed certain liabilities of Destiny Homes, which operates one manufacturing facility located in Moultrie, Georgia and produces and distributes manufactured and modular homes through a network of independent retailers in the Southeastern United States, further expanding the Company's reach. The transaction was accounted for as business combination and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.
The acquisition-date fair value of the total consideration was $16.5 million, which is subject to future adjustments. The Company did not incur debt in connection with the purchase or subsequent operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary and will be finalized upon completion of the analysis of the fair values of Destiny Home's assets and specified liabilities. The Company will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

August 2, 2019
Accounts receivable	$659
Inventories	5,582
Property, plant and equipment, net	5,244
Other current assets	3,014
Intangible assets (1)	5,940
Total identifiable assets acquired	20,439
Accounts payable and accrued expenses and other liabilities	(6,141)
Net identifiable assets acquired	14,298
Goodwill	2,170
Net assets acquired	$16,468
(1) Includes $1.7 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization and $4.2 million assigned to a customer-related intangible subject to a useful life of 10 years amortized on a straight-line basis.

Since the acquisition date, Destiny Homes contributed net revenue of $30.1 million and increased consolidated Net income on the Company's Consolidated Statements of Comprehensive Income for the fiscal year ended March 28, 2020 by $843,000. Net income from the Destiny Homes acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition. This had the effect of eliminating profits from the related home sales after the acquisition date.
Pro Forma Impact of Acquisition. The following table presents supplemental pro forma information as if the acquisition of Destiny Homes had occurred on April 2, 2017 (in thousands, except per share data):

	Year Ended
	March 28, 2020	March 30, 2019
Net revenue	$1,073,008	$1,010,559
Net income	75,621	73,219
Diluted net income per share	8.16	7.90

23. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net revenue:
Factory-built housing	$999,340	$905,726	$815,519
Financial services	62,434	57,020	55,716
	$1,061,774	$962,746	$871,235
Net revenue for financial services consists of:
Finance	$24,894	$21,425	$21,380
Insurance	37,540	35,595	34,336
	$62,434	$57,020	$55,716
Income before income taxes:
Factory-built housing	$78,531	$72,959	$66,636
Financial services	14,448	13,717	11,887
	$92,979	$86,676	$78,523
Depreciation:
Factory-built housing	$5,120	$4,318	$3,572
Financial services	57	56	86
	$5,177	$4,374	$3,658
Amortization:
Factory-built housing	$419	$136	$167
Financial services	187	188	201
	$606	$324	$368
Income tax expense:
Factory-built housing	$14,574	$14,891	$10,687
Financial services	3,339	3,163	6,334
	$17,913	$18,054	$17,021
Capital expenditures:
Factory-built housing	$13,211	$7,522	$8,121
Financial services	1,129	114	265
	$14,340	$7,636	$8,386

	March 28, 2020	March 30, 2019
Total assets:
Factory-built housing	$607,808	$533,913
Financial services	202,623	191,303
	$810,431	$725,216

24. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2020 and 2019 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended March 28, 2020
Net revenue	$264,042	$268,675	$273,722	$255,335	$1,061,774
Gross profit	60,298	58,467	59,855	51,898	230,518
Net income	21,282	20,885	20,898	12,001	75,066
Net income per share:
Basic	$2.34	$2.29	$2.29	$1.31	$8.22
Diluted	$2.31	$2.25	$2.25	$1.29	$8.10
Fiscal year ended March 30, 2019
Net revenue	$246,403	$241,530	$233,700	$241,113	$962,746
Gross profit	51,476	49,416	49,021	55,793	205,706
Net income	19,691	15,576	13,384	19,971	68,622
Net income per share:
Basic	$2.18	$1.72	$1.47	$2.20	$7.56
Diluted	$2.12	$1.67	$1.44	$2.17	$7.40

25. Subsequent Events
In April 2020, the Company decided to shut down production and close its Lexington, Mississippi plant. Ongoing market and operating challenges were exacerbated by decreased business and the ongoing uncertainty resulting from the COVID-19 pandemic, all of which contributed to this decision. This location has stopped accepting new orders for homes, is working to support customers by completing production of home orders already in process (which are expected to be completed in June 2020) and has notified its workforce of this shut down decision in accordance with applicable legal requirements. The Company will remain available to serve wholesale customers previously served by the Lexington facility, that choose to continue to purchase the Company's products, from its other production lines in the southeast. The Company does not expect that closing the Lexington facility will have a significant adverse financial effect on the Company and no significant restructuring or related asset impairment charges are expected. Currently, no decisions have been made on the disposition of the production facility, which is currently leased, or related assets.