Form 10-Q
period 2020-06-27
CAVCO INDUSTRIES INC.
filed 2020-08-03
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 24, 2020, 9,180,229 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 27, 2020

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 27, 2020	March 28, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$270,547	$241,826
Restricted cash, current	19,600	13,446
Accounts receivable, net	38,171	42,800
Short-term investments	16,374	14,582
Current portion of consumer loans receivable, net	44,830	32,376
Current portion of commercial loans receivable, net	13,628	14,657
Current portion of commercial loans receivable from affiliates, net	803	766
Inventories	106,396	113,535
Prepaid expenses and other current assets	37,642	42,197
Total current assets	547,991	516,185
Restricted cash	335	335
Investments	30,506	31,557
Consumer loans receivable, net	44,129	49,928
Commercial loans receivable, net	20,097	23,685
Commercial loans receivable from affiliates, net	9,481	7,457
Property, plant and equipment, net	77,326	77,190
Goodwill	75,090	75,090
Other intangibles, net	14,923	15,110
Operating lease right-of-use assets	18,378	13,894
Total assets	$838,256	$810,431
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,658	$29,924
Accrued expenses and other current liabilities	142,193	139,930
Current portion of secured credit facilities and other	2,205	2,248
Total current liabilities	179,056	172,102
Operating lease liabilities	15,398	10,743
Secured credit facilities and other	12,307	12,705
Deferred income taxes	7,488	7,295
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,177,064 and 9,173,242 shares, respectively	92	92
Additional paid-in capital	252,672	252,260
Retained earnings	371,085	355,144
Accumulated other comprehensive income	158	90
Total stockholders' equity	624,007	607,586
Total liabilities and stockholders' equity	$838,256	$810,431
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net revenue	$254,801	$264,042
Cost of sales	199,478	203,744
Gross profit	55,323	60,298
Selling, general and administrative expenses	35,323	35,264
Income from operations	20,000	25,034
Interest expense	(196)	(486)
Other income, net	1,876	2,814
Income before income taxes	21,680	27,362
Income tax expense	(5,006)	(6,080)
Net income	$16,674	$21,282

Comprehensive income:
Net income	$16,674	$21,282
Reclassification adjustment for securities sold or matured	26	2
Applicable income taxes	(5)	(1)
Net change in unrealized position of investments held	59	111
Applicable income taxes	(12)	(23)
Comprehensive income	$16,742	$21,371

Net income per share:
Basic	$1.82	$2.34
Diluted	$1.80	$2.31
Weighted average shares outstanding:
Basic	9,174,182	9,102,685
Diluted	9,264,661	9,217,599

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES
Net income	$16,674	$21,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,613	1,240
Provision for credit losses	(884)	213
Deferred income taxes	406	(69)
Stock-based compensation expense	945	630
Non-cash interest income, net	(2,186)	(359)
Gain on sale of property, plant and equipment, net	289	—
Gain on investments and sale of loans, net	(4,982)	(4,031)
Changes in operating assets and liabilities:
Accounts receivable	4,629	(1,252)
Consumer loans receivable originated	(47,356)	(37,586)
Proceeds from sales of consumer loans	39,271	37,625
Principal payments received on consumer loans receivable	3,261	2,176
Inventories	7,139	(2,329)
Prepaid expenses and other current assets	7,128	4,321
Commercial loans receivable	2,556	(3,682)
Accounts payable and accrued expenses and other current liabilities	7,189	(1,381)
Net cash provided by operating activities	35,692	16,798
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,856)	(2,063)
Proceeds from sale of property, plant and equipment and assets held for sale	5	42
Purchases of investments	(1,160)	(2,110)
Proceeds from sale of investments	3,116	2,662
Net cash provided by (used in) investing activities	105	(1,469)
FINANCING ACTIVITIES
Payments for exercise of stock options	(533)	(1,252)
Proceeds from secured financings and other	64	75
Payments on securitized financings and other	(453)	(997)
Net cash used in financing activities	(922)	(2,174)
Net increase in cash, cash equivalents and restricted cash	34,875	13,155
Cash, cash equivalents and restricted cash at beginning of the fiscal year	255,607	199,869
Cash, cash equivalents and restricted cash at end of the period	$290,482	$213,024
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,536	$4,512
Cash paid for interest	$127	$289
Supplemental disclosures of noncash activity:
Right-of-use assets recognized	$5,559	$13,043
Operating lease obligations incurred	$5,559	$13,505
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments that the Company believes are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no subsequent events requiring disclosure. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company's 2020 Annual Report on Form 10-K for the year ended March 28, 2020, filed with the SEC on May 27, 2020 ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements ("Notes"). The uncertainty created by the novel coronavirus COVID-19 ("COVID-19") have made such estimates more difficult and subjective. Accordingly, actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The Company's current fiscal year will end on April 3, 2021.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs through 20 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community owners and developers and through the Company's 39 Company-owned retail stores. Our financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.

Recently Issued or Adopted Accounting Standards.
On March 29, 2020, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and requires a forward-looking impairment model based on expected losses rather than incurred losses. We adopted the standard by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the accounting standard in effect for the applicable prior periods. The cumulative effect of the changes made to our consolidated balance sheet at March 29, 2020, for the adoption of ASU 2016-13 was $733,000, net of taxes. The application of ASU 2016-13 increased our allowance for loan losses by $435,000 for commercial loans receivable and $528,000 for non-acquired consumer loans receivable. It had an insignificant impact to our allowance for credit losses for Accounts receivable, net.
The Company adopted ASU 2016-13 using the prospective transition approach for acquired consumer loans receivable assets that were previously accounted for under FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). The Company determined that $1.7 million of the existing purchase discount for acquired consumer loans was related to credit factors and was reclassified to the allowance for loan loss upon adoption. The remaining discount on the acquired consumer loans was determined to be related to non-credit factors and will be accreted into interest income over the life of the loans.
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
2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and the source of revenue for the three months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
Factory-built housing
U.S. Housing and Urban Development code homes	$189,446	$202,479
Modular homes	20,783	19,407
Park model RVs	13,722	12,861
Other (1)	14,139	14,021
Net revenue from factory-built housing	238,090	248,768
Financial services
Insurance agency commissions received from third-party insurance companies	770	1,155
Other (2)	15,941	14,119
Net revenue from financial services	16,711	15,274
Total Net revenue	$254,801	$264,042
(1) Other factory-built housing revenue from ancillary products and services including used homes, freight and other services.

(2) Other financial services revenue includes consumer finance and insurance revenue that is not within the scope of ASU 2014-09, Revenue from Contracts with Customers ("Topic 606").
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	June 27, 2020	March 28, 2020
Cash related to CountryPlace customer payments to be remitted to third parties	$18,739	$12,740
Other restricted cash	1,196	1,041
	$19,935	$13,781
Corresponding amounts are recorded in Accounts payable and Accrued expenses and other current liabilities for customer payments and deposits, respectively.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	June 27, 2020	March 28, 2020	June 29, 2019	March 30, 2019
Cash and cash equivalents	$270,547	$241,826	$199,820	$187,370
Restricted cash, current	19,600	13,446	12,853	12,148
Restricted cash	335	335	351	351
Cash, cash equivalents and restricted cash per statement of cash flows	$290,482	$255,607	$213,024	$199,869
4. Investments
Investments consisted of the following (in thousands):

	June 27, 2020	March 28, 2020
Available-for-sale debt securities	$13,975	$14,774
Marketable equity securities	11,611	9,829
Non-marketable equity investments	21,294	21,536
	$46,880	$46,139
The Company's investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of June 27, 2020 and March 28, 2020, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell the Company's homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.
The Company records investments in fixed maturity securities classified as available-for-sale at fair value and records the difference between fair value and cost in Accumulated other comprehensive income.

The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	June 27, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$4,637	$65	$(31)	$4,671
State and political subdivision debt securities	4,426	155	—	4,581
Corporate debt securities	4,713	24	(14)	4,723
	$13,776	$244	$(45)	$13,975

	March 28, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$5,400	$69	$(26)	$5,443
State and political subdivision debt securities	4,239	134	(3)	4,370
Corporate debt securities	5,021	5	(65)	4,961
	$14,660	$208	$(94)	$14,774
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	June 27, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$721	$(11)	$951	$(20)	$1,672	$(31)
State and political subdivision debt securities	300	—	—	—	300	—
Corporate debt securities	787	(14)	—	—	787	(14)
	$1,808	$(25)	$951	$(20)	$2,759	$(45)

	March 28, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$133	$—	$1,779	$(26)	$1,912	$(26)
State and political subdivision debt securities	601	(2)	101	(1)	702	(3)
Corporate debt securities	3,747	(65)	—	—	3,747	(65)
	$4,481	$(67)	$1,880	$(27)	$6,361	$(94)

The Company is not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of June 27, 2020, and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost base.
The amortized cost and fair value of the Company's investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	June 27, 2020
	Amortized Cost	Fair Value
Due in less than one year	$4,414	$4,431
Due after one year through five years	2,376	2,389
Due after five years through ten years	773	840
Due after ten years	1,576	1,644
Mortgage-backed securities	4,637	4,671
	$13,776	$13,975
The Company recognizes investment gains and losses on available-for-sale debt securities when it sells or otherwise disposes of securities using the specific identification method. There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three months ended June 27, 2020 or June 29, 2019.
The Company recognizes unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. Net investment gains and losses on marketable equity securities for the three months ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
Marketable equity securities:
Net gains on securities held	$1,997	$952
Net gains (losses) on securities sold	33	(1)
Total net gain on marketable equity securities	$2,030	$951
5. Inventories
Inventories consisted of the following (in thousands):

	June 27, 2020	March 28, 2020
Raw materials	$35,552	$35,691
Work in process	13,120	13,953
Finished goods	57,724	63,891
	$106,396	$113,535

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	June 27, 2020	March 28, 2020
Loans held for investment (at Acquisition Date, defined below)	$37,650	$37,779
Loans held for investment (originated after Acquisition Date)	19,917	20,140
Loans held for sale	25,297	14,671
Construction advances	12,240	13,400
Consumer loans receivable	95,104	85,990
Deferred financing fees and other, net	(2,133)	(1,919)
Allowance for loan losses	(4,012)	(1,767)
	$88,959	$82,304
The Company acquired consumer loans receivable as part of its acquisition of Palm Harbor Homes, Inc. in April 2011 ("Acquisition Date"). The allowance for loan losses is developed at the loan level and allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the loan characteristics and historical loss experience. The Company then makes a determination of the best estimate within the range of loan losses. The allowance for loan losses reflects the Company's judgment of the probable loss exposure on its loans held for investment portfolio. On March 29, 2020, the Company adopted ASU 2016-13 using the prospective transition approach for acquired consumer loans receivable assets that were previously accounted for under ASC 310-30. The Company determined that $1.7 million of the existing purchase discount for such consumer loans was related to credit factors and was reclassified to the allowance for loan loss upon adoption. The remaining discount on the acquired consumer loans was determined to be related to non-credit factors and will be accredited into interest income over the life of the loans.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
Allowance for loan losses at beginning of period	$1,767	$415
Impact of adoption of ASU 2016-13	2,276	—
Provision for loan losses	161	6
Charge-offs	(192)	—
Recoveries	—	—
Allowance for loan losses at end of period	$4,012	$421
The consumer loans held for investment had the following characteristics:

	June 27, 2020	March 28, 2020
Weighted average contractual interest rate	8.4%	8.4%
Weighted average effective interest rate	9.2%	9.3%
Weighted average months to maturity	164	164
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

The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	June 27, 2020	March 28, 2020
Current	$92,390	$83,861
31-to-60 days	751	547
61-to-90 days	258	307
91+ days	1,705	1,275
	$95,104	$85,990
The following tables disaggregate CountryPlace's gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	June 27, 2020
	2021	2020	2019	2018	2017	Prior	Total	March 28, 2020
Prime- FICO score 680 and greater	$10,464	$14,349	$2,761	$1,693	$2,105	$27,404	$58,776	$55,513
Near Prime- FICO score 620-679	6,522	10,390	2,300	1,263	667	11,677	32,819	27,767
Sub-Prime- FICO score less than 620	78	90	—	—	86	2,042	2,296	2,142
No FICO score	637	21	29	—	—	526	1,213	568
	$17,701	$24,850	$5,090	$2,956	$2,858	$41,649	$95,104	$85,990
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of June 27, 2020, 36% of the outstanding principal balance of consumer loans receivable portfolio was concentrated in Texas and 17% was concentrated in Florida. As of March 28, 2020, 36% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 16% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 27, 2020 or March 28, 2020.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $842,000 and $1.5 million as of June 27, 2020 and March 28, 2020, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $674,000 and $560,000 as of June 27, 2020 and March 28, 2020, respectively.
7. Commercial Loans Receivable
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

Under the terms of the participation programs, the Company provides loans to independent floor plan lenders, representing a significant portion of the funds that such financiers then lend to distributors to finance their inventory purchases. The participation commercial loans receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	June 27, 2020	March 28, 2020
Direct loans receivable	$44,915	$47,058
Participation loans receivable	166	144
Allowance for loan losses	(828)	(393)
Deferred financing fees, net	(244)	(244)
	$44,009	$46,565
The commercial loans receivable balance had the following characteristics:

	June 27, 2020	March 28, 2020
Weighted average contractual interest rate	5.3%	5.7%
Weighted average months to maturity	11	10
The risk of loss is spread over numerous borrowers. Borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. The Company has historically been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. The Company evaluates the potential for loss from its commercial loan programs based on the borrower's risk rating, overall financial stability, historical experience and estimates of other economic factors. The Company has included considerations related to the COVID-19 pandemic when assessing its risk of loan loss and setting reserve amounts for its commercial finance portfolio as of June 27, 2020.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
Balance at beginning of period	$393	$180
Impact of adoption of ASU 2016-13	435	—
Change in estimated loan losses, net	—	11
Loans charged off, net of recoveries	—	—
Balance at end of period	$828	$191

The following table disaggregates the Company's commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	June 27, 2020
	2021	2020	2019	2018	2017	Total	March 28, 2020
Risk profile based on payment activity:
Performing	$13,074	$18,359	$9,370	$2,534	$1,619	$44,956	$47,016
Watch list	—	—	125	—	—	125	186
Nonperforming	—	—	—	—	—	—	—
	$13,074	$18,359	$9,495	$2,534	$1,619	$45,081	$47,202
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. The Company's policy is to place loans on non-accrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. The Company will resume accrual of interest once these factors have been remedied. At June 27, 2020, there were no commercial loans 90 days or more past due that were still accruing interest. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal. At June 27, 2020, the Company was not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance. Charge-offs occur when it becomes probable that outstanding amounts will not be recovered.
As of June 27, 2020 and March 28, 2020, 10.0% and 11.0%, respectively, of the Company's outstanding commercial loans receivable principal balance was concentrated in California. Other than California, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 27, 2020 or March 28, 2020.
The Company had concentrations with one independent third-party and its affiliates that equaled 19.8% and 21.0% of the net commercial loans receivables principal balance outstanding, all of which was secured, as of June 27, 2020 and March 28, 2020 respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan loss.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	June 27, 2020	March 28, 2020
Property, plant and equipment, at cost:
Land	$26,827	$26,827
Buildings and improvements	52,820	52,011
Machinery and equipment	31,369	30,984
	111,016	109,822
Accumulated depreciation	(33,690)	(32,632)
	$77,326	$77,190
Depreciation expense was $1.4 million and $1.2 million for the three months ended June 27, 2020 and June 29, 2019, respectively.
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
 The following table provides information about the financial statement classification of the Company's lease balances reported within the Consolidated Balance Sheets as of June 27, 2020 and March 28, 2020 (in thousands):

	Classification	June 27, 2020	March 28, 2020
ROU assets
Operating lease assets	Operating lease right-of-use assets	$18,378	$13,894
Finance lease assets	Property, plant and equipment, net (1)	1,015	1,025
Total lease assets		$19,393	$14,919

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,097	$4,170
Finance lease liabilities	Current portion of secured credit facilities and other	74	77
Non-current:
Operating lease liabilities	Operating lease liabilities	15,398	10,743
Finance lease liabilities	Secured credit facilities and other	275	289
Total lease liabilities		$19,844	$15,279
        (1) Recorded net of accumulated amortization of $113,000 and $103,000 as of June 27, 2020 and March 28, 2020, respectively.
The balance increased from a five-year lease extension at one of our active manufacturing facilities.
The present value of the minimum payments for future fiscal years under non-cancelable leases as of June 27, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2021	$3,189	$58	$3,247
2022	4,148	73	4,221
2023	3,814	73	3,887
2024	3,480	73	3,553
2025	2,706	73	2,779
Thereafter	5,005	49	5,054
Total lease payments	22,342	399	22,741
Less: Amount representing interest	(2,847)	(50)	(2,897)
Present value of lease liabilities	$19,495	$349	$19,844

The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of June 27, 2020:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	5.8	4.5%
Finance leases	5.3	5.0%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	June 27, 2020			March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$75,090	$—	$75,090	$75,090	$—	$75,090
Trademarks and trade names	8,900	—	8,900	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
Total indefinite-lived intangible assets	85,090	—	85,090	85,090	—	85,090
Finite-lived:
Customer relationships	11,300	(6,622)	4,678	11,300	(6,463)	4,837
Other	1,424	(1,179)	245	1,424	(1,151)	273
	$97,814	$(7,801)	$90,013	$97,814	$(7,614)	$90,200
Amortization expense recognized on intangible assets was $187,000 and $80,000 for the three months ending June 27, 2020 and June 29, 2019, respectively.
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 27, 2020	March 28, 2020
Salaries, wages and benefits	$23,958	$25,885
Customer deposits	22,090	22,055
Unearned insurance premiums	21,710	20,614
Estimated warranties	18,538	18,678
Accrued volume rebates	10,155	9,801
Company repurchase options on certain loans sold	8,714	7,444
Insurance loss reserves	6,730	5,582
Accrued self-insurance	5,273	5,112
Operating lease liabilities	4,097	4,170
Reserve for repurchase commitments	2,475	2,679
Accrued taxes	2,385	1,908
Other	16,068	16,002
	$142,193	$139,930

12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
Balance at beginning of period	$18,678	$17,069
Charged to costs and expenses	6,347	7,821
Payments and deductions	(6,487)	(7,130)
Balance at end of period	$18,538	$17,760
13. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consisted of secured credit facilities at the Company's finance subsidiary and lease obligations in which it is expected that the Company will obtain ownership of a leased asset at the end of the lease term. The following table summarizes debt and finance lease obligations (in thousands):

	June 27, 2020	March 28, 2020
Secured credit facilities	$10,178	$10,474
Other secured financings	3,985	4,113
Finance lease liabilities	349	366
	$14,512	$14,953
The Company's finance subsidiary entered into secured credit facilities with independent third-party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods, which have now expired. The proceeds were used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down periods, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program was 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of June 27, 2020, the outstanding balance of the converted loans was $10.2 million at a weighted average interest rate of 4.91%.
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

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	June 27, 2020		June 29, 2019
	Written	Earned	Written	Earned
Direct premiums	$5,765	$5,185	$5,033	$4,570
Assumed premiums—nonaffiliated	7,653	6,790	7,513	6,435
Ceded premiums—nonaffiliated	(3,202)	(3,202)	(2,987)	(2,987)
Net premiums	$10,216	$8,773	$9,559	$8,018
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
15. Income Taxes
Our tax provision for interim periods is determined by estimating an annual effective tax rate, adjusted for discrete items arising in the fiscal quarters. Each quarter we update the annual effective tax rate and record a year to date adjustment to the tax provision.
Income taxes totaled $5.0 million in the first quarter of fiscal 2021, a 23.1% reported effective tax rate compared to $6.1 million in the first quarter of fiscal 2020, a 22.2% effective tax rate. The higher effective tax rate in the current quarter was primarily from lower tax benefits from the exercise of stock options compared to the same period last year.
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
The maximum amount for which the Company was liable under such agreements approximated $78.8 million and $79.3 million at June 27, 2020 and March 28, 2020, respectively, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees ("ASC 460"), and ASC 450-20, Loss Contingencies ("ASC 450-20"), to account for its liability for repurchase commitments. Under the provisions of ASC 460, during the period in which a home is sold (inception of the purchase commitment), the Company records the greater of the estimated value of the non-contingent obligation (accounted for pursuant to ASC 460) or a contingent liability for each repurchase arrangement (accounted for under the provisions of ASC 450-20) as a liability. The Company had a reserve for repurchase commitments of $2.5 million and $2.7 million at June 27, 2020 and March 28, 2020, respectively.

Letter of Credit. To secure certain reinsurance contracts, Standard Casualty maintains an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty will fulfill its reinsurance obligations. This letter of credit is secured by certain of Standard Casualty's investments. There were no amounts outstanding against the letter of credit at either June 27, 2020 or March 28, 2020.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 27, 2020	March 28, 2020
Construction loan contract amount	$31,376	$31,136
Cumulative advances	(12,240)	(13,400)
Remaining construction contingent commitment	$19,136	$17,736
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs, whole-loan purchasers and lenders, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transactions, including compliance with underwriting standards or loan criteria established by the buyer, and CountryPlace's ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. CountryPlace manages the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. The Company maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.1 million as of June 27, 2020 and $1.0 million as of March 28, 2020, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. CountryPlace considers a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. During the three months ended June 27, 2020, no claim request resulted in the execution of an indemnification agreement or in the repurchase of a loan.
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

As of June 27, 2020, CountryPlace had outstanding IRLCs with a notional amount of $27.0 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During the three months ended June 27, 2020 and June 29, 2019, the Company recognized losses of $125,000 and $1,000, respectively, on outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of June 27, 2020, CountryPlace had $60.8 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three months ended June 27, 2020 and June 29, 2019, the Company recognized gains of $1.0 million and $35,000 on forward sales and whole loan sale commitments, respectively.
Legal Matters. Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the SEC regarding trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. The Audit Committee of the Board conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and the SEC staff. The Company continues to make documents and personnel available to the SEC staff and intends to continue cooperating with its investigation.
Joseph D. Robles v. Cavco Industries, Inc., was filed in the Superior Court for the State of California, Riverside on June 25, 2019 and Malik Griffin v. Fleetwood Homes, Inc., was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019, seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations, including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks.
The Company is party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

17. Stockholders' Equity
The following table represents changes in stockholders' equity during the three months ended June 27, 2020 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2020	9,173,242	$92	$252,260	$355,144	$90	$607,586
Cumulative effect of implementing ASU 2016-13, net	—	—	—	(733)	—	(733)
Net income	—	—	—	16,674	—	16,674
Issuance of common stock under stock incentive plans	3,822	—	(533)	—	—	(533)
Stock-based compensation	—	—	945	—	—	945
Other comprehensive income, net	—	—	—	—	68	68
Balance, June 27, 2020	9,177,064	$92	$252,672	$371,085	$158	$624,007
The following table represents changes in stockholders' equity during the three months ended June 29, 2019 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	21,282	—	21,282
Issuance of common stock under stock incentive plans	13,304	—	(1,252)	—	—	(1,252)
Stock-based compensation	—	—	630	—	—	630
Other comprehensive income, net	—	—	—	—	89	89
Balance, June 29, 2019	9,111,624	$91	$248,825	$301,360	$61	$550,337
18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 246,157 shares were still available for grant as of June 27, 2020. Upon option exercise, new shares of the Company's common stock are issued and when restricted stock vests, restricted stock shares issued become unrestricted. Awards may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a defined period or based on certain performance criteria, as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than five years. The stock incentive plans provide for accelerated vesting of stock options and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
Stock-based compensation charged against income for the three months ended June 27, 2020 and June 29, 2019 was $945,000 and $630,000, respectively.

As of June 27, 2020, total unrecognized compensation cost related to stock options was approximately $5.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.49 years.
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
The following table summarizes stock option activity for the three months ended June 27, 2020:

Number of Options
Outstanding at March 28, 2020	364,174
Granted	15,250
Exercised	(9,100)
Canceled or expired	(6,200)
Outstanding at June 27, 2020	364,124
Exercisable at June 27, 2020	194,058
Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of the Company's common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total
Outstanding at March 28, 2020	7,305	4,500	11,805
Awarded	7,300	—	7,300
Released	—	—	—
Canceled or expired	(350)	—	(350)
Outstanding at June 27, 2020	14,255	4,500	18,755
Unvested target stock awards that vest based upon performance conditions through fiscal year 2022	6,955
Unvested target stock awards that vest based upon performance conditions through fiscal year 2023	7,300

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	June 27, 2020	June 29, 2019
Net income	$16,674	$21,282
Weighted average shares outstanding:
Basic	9,174,182	9,102,685
Effect of dilutive securities	90,479	114,914
Diluted	9,264,661	9,217,599
Net income per share:
Basic	$1.82	$2.34
Diluted	$1.80	$2.31
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended June 27, 2020 and June 29, 2019 were 39,996 and 60,600, respectively. In addition, 14,255 and 7,600 outstanding restricted share awards were excluded from the calculation of diluted earnings per share for both the three months ended June 27, 2020 and June 29, 2019, respectively, because the underlying performance criteria had not yet been met.
20. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments were as follows (in thousands):

	June 27, 2020		March 28, 2020
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$13,975	$13,975	$14,774	$14,774
Marketable equity securities	11,611	11,611	9,829	9,829
Non-marketable equity investments	21,294	21,294	21,536	21,536
Consumer loans receivable	88,959	102,578	82,304	97,395
Interest rate lock commitment derivatives	40	40	164	164
Forward loan sale commitment derivatives	5	5	(1,011)	(1,011)
Commercial loans receivable	44,009	47,503	46,565	46,819
Securitized financings and other	(14,512)	(14,099)	(14,953)	(15,592)
See Note 19, Fair Value Measurements and the Fair Value of Financial Instruments caption in Note 1, Summary of Significant Accounting Policies in our 2020 Form 10-K for more information on the input levels and methodologies we use in determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 27, 2020
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$4,671	$—	$4,671	$—
State and political subdivision debt securities (1)	4,581	—	4,581	—
Corporate debt securities (1)	4,723	—	4,723	—
Marketable equity securities (2)	11,611	11,611	—	—
Interest rate lock commitment derivatives (3)	40	—	—	40
Forward loan sale commitment derivatives (3)	5	—	—	5
Mortgage servicing rights (4)	1,195	—	—	1,195

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$5,443	$—	$5,443	$—
State and political subdivision debt securities (1)	4,370	—	4,370	—
Corporate debt securities (1)	4,961	—	4,961	—
Marketable equity securities (2)	9,829	9,829	—	—
Interest rate lock commitment derivatives (3)	164	—	—	164
Forward loan sale commitment derivatives (3)	(1,011)	—	—	(1,011)
Mortgage servicing rights (4)	1,225	—	—	1,225
(1)Unrealized gains or losses on investments are recorded in Accumulated other comprehensive income at each measurement date.
(2)Unrealized gains or losses on investments are recorded in earnings at each measurement date.
(3)Gains or losses on derivatives are recognized in current period earnings through Cost of sales.
(4)Changes in the fair value of mortgage servicing rights are recognized in the current period earnings through Net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the three months ended June 27, 2020. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	June 27, 2020
	Total	Level 1	Level 2	Level 3
Loans held for investment	$63,647	$—	$—	$63,647
Loans held for sale	26,691	—	—	26,691
Loans held—construction advances	12,240	—	—	12,240
Commercial loans receivable	47,503	—	—	47,503
Securitized financings and other	(14,099)	—	(14,099)	—
Non-marketable equity investments	21,294	—	—	21,294

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Loans held for investment	$68,503	$—	$—	$68,503
Loans held for sale	15,492	—	—	15,492
Loans held—construction advances	13,400	—	—	13,400
Commercial loans receivable	46,819	—	—	46,819
Securitized financings and other	(15,592)	—	(15,592)	—
Non-marketable equity investments	21,536	—	—	21,536
No recent sales have been executed in an orderly market of manufactured home loan portfolios with comparable product features, credit characteristics or performance. Therefore, loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. These loans are held for relatively short periods, typically no more than 45 days. As a result, changes in loan-specific credit risk are not a significant component of the change in fair value and changes are largely driven by changes in interest rates or investor yield requirements. The cost of loans held for sale was lower than the fair value as of June 27, 2020. As noted above, activity in the manufactured housing asset-backed securities market is infrequent with no reliable market price information. As such, to determine the fair value of securitized financings, management evaluates the credit quality and performance history of the underlying loan assets to estimate the expected prepayment of the debt and credit spreads, based on market activity for similar rated bonds from other asset classes with similar durations.
The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. No impairment charges were recorded during the three months ended June 27, 2020.
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

	June 27, 2020	March 28, 2020
Number of loans serviced with MSRs	4,660	4,688
Weighted average servicing fee (basis points)	31.07	31.12
Capitalized servicing multiple	65.92%	67.19%
Capitalized servicing rate (basis points)	20.48	20.91
Serviced portfolio with MSRs (in thousands)	$583,372	$585,777
Mortgage servicing rights (in thousands)	$1,195	$1,225
21. Related Party Transactions
The Company has non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the three months ended June 27, 2020 and June 29, 2019, the total amount of sales to related parties were $12.7 million and $13.2 million, respectively. As of June 27, 2020, receivables from related parties included $2.5 million of accounts receivable and $10.3 million of commercial loans outstanding. As of March 28, 2020, receivables from related parties included $1.7 million of accounts receivable and $8.2 million of commercial loans outstanding.
22. Acquisition of Destiny Homes
On August 2, 2019, the Company purchased certain manufactured housing assets and assumed certain liabilities of Destiny Homes, which operates one manufacturing facility located in Moultrie, Georgia and produces and distributes manufactured and modular homes through a network of independent retailers in the Southeastern United States, further expanding the Company's reach. The transaction was accounted for as a business combination and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition. The Company has not made any purchase accounting adjustments during the quarter. However, the allocation of the purchase price is still preliminary and will be finalized upon completion of the analysis of the fair values of Destiny Home's assets and specified liabilities. The Company will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.
Destiny Homes contributed Net revenue of $9.8 million and increased consolidated Net income on the Company's Consolidated Statements of Comprehensive Income by $125,000 for the three months ended June 27, 2020.
Pro Forma Impact of Acquisition. The following table presents supplemental pro forma information as if the acquisition of Destiny Homes had occurred on March 31, 2019 (in thousands, except per share data):

	Three Months Ended
	June 27, 2020	June 29, 2019
Net revenue	$254,801	$273,713
Net income	16,674	21,855
Diluted net income per share	1.80	2.37

23. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
Net revenue:
Factory-built housing	$238,090	$248,768
Financial services	16,711	15,274
	$254,801	$264,042

Income before income taxes:
Factory-built housing	$18,450	$24,313
Financial services	3,230	3,049
	$21,680	$27,362

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
Forward-looking statements involve risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that the Company's assumptions and expectations differ from actual results, the Company's ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect the Company's results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed in Risk Factors in Part I, Item 1A of the Company's 2020 Annual Report on Form 10-K ("Form 10-K"), which Risk Factors are incorporated herein.
Introduction
The following should be read in conjunction with Cavco Industries, Inc. and its subsidiaries' (collectively, the "Company" or "Cavco") Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to the Company's Consolidated Financial Statements.
Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. The Company is also one of the leading producers of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Cavco's insurance subsidiary, Standard Casualty Co., provides property and casualty insurance to owners of manufactured homes.

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
In April 2020, the Company decided to shut down production and close its Lexington, Mississippi plant. Ongoing market and operating challenges were exacerbated by decreased business and uncertainty resulting from the novel coronavirus COVID-19 ("COVID-19") pandemic. This location finalized production in June 2020, however, the Company remains available to fulfill the needs of wholesale customers previously served by the Lexington facility from its other production lines in the southeast. The Company does not expect that closing the Lexington facility will have a significant adverse financial effect on the Company. The production facility has been placed on the market for sale.
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
Based on the relatively low cost associated with manufactured home ownership, the Company's products have traditionally competed with rental housing's monthly payment affordability. Rental housing activity is reported to have continued to increase in recent years, which has contributed to a decline in tenant housing vacancy rates. These factors, should they persist, as well as other market and economic factors may cause some renters to become buyers of affordable-housing alternatives, including manufactured homes.
Further, with respect to the general rise in demand for rental housing, during fiscal year 2020, the Company realized a larger proportion of orders and interest from developers and community owners for new manufactured homes intended for use as rental homes, alternative dwelling units and seasonal living.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The Company continued to operate substantially all of its homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. The Company has worked to minimize exposure and transmission risks by implementing enhanced facility cleaning, social distancing and related protocols while continuing to serve its customers. Operational efficiencies declined from adjusting home production processes to comply with health guidelines, managing higher factory employee absenteeism, limited new-hire availability and certain building material supply shortages. Accordingly, the Company's total average plant capacity utilization rate fell to as low as approximately 45% during the early part of the first fiscal year quarter, compared to pre-pandemic levels of more than 80%. By the end of the quarter, overall plant capacity utilization rates were approximately 70% compared to approximately 80% during last year's first fiscal quarter as the Company continues to work to increase production.
Sales order activity declined substantially at the beginning of the quarter due to the onset of COVID-19. The pandemic had a cascading effect on every point in the home sales process, including delaying some orders and sales. While Company-owned retail stores and most independently owned retail sales locations remained open for business since the onset of the pandemic, customer traffic initially declined, resulting in declining home sales orders. In addition, as a result of the pandemic, home orders from developers and community owners were put (and generally remain) on hold, causing sales to these customers to decline substantially.
Subsequently, retail traffic and sales activity continuously improved over the balance of the quarter to the point where sales order rates were somewhat higher than the comparable prior year at quarter's end. Increased order volume is the result of a higher number of well-qualified home-buyers making purchase decisions supported by reduced home loan interest rates. Increased orders outpaced the challenging production environment during the quarter, raising order backlogs 20% to $157 million at June 27, 2020, compared to $131 million at June 29, 2019. This backlog of home orders excludes orders that have been paused or canceled at the request of the customer.

The financial services segment also maintained operations since the onset of the COVID-19 pandemic, largely through the implementation of work-from-home solutions. This includes accepting and processing new applications as well as servicing home loans and insurance policies. The financial services operations are complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations and are assisting customers in need. Because of changed economic conditions, loan loss reserves were increased at the end of fiscal year 2020 and continue to be adjusted as considered appropriate.
Certain loans serviced by CountryPlace for investors expose the Company to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. Our primary investor, Ginnie Mae, permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. While monthly collections of principal and interest from borrowers has normally exceeded scheduled principal and interest payments owed to investors, given various state and local emergency orders in light of COVID-19, this could change.
It is difficult to predict the future impacts of the COVID-19 pandemic on housing demand or operations at each of our locations. However, our wholesale customers have been positive about continuing the process of delivering homes and supportive of our efforts to continue to meet affordable housing needs.
The Company continues to focus on developing order volume growth opportunities by working to improve its production capabilities and adjusting product offerings where appropriate. The Company strives to balance the production levels and workforce size with the demand for its product offerings to attain efficient use of its production capabilities. The Company continually reviews wage rates of its production employees and has established other monetary incentive programs to ensure competitive compensation. The Company is working to more extensively use on-line recruiting tools, update recruitment brochures and improve the appearance and appeal of its production facilities in order to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. Maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand. The Company views overcoming labor-related difficulties in the COVID-19 environment to increase home production rates as a major challenge.
The Company continues to make certain commercial loan programs available to members of the Company's independent wholesale distribution chain. Under these programs, the Company provides a significant amount of the funds that independent financiers then lend to distributors to finance retail inventories of its products. In addition, the Company has entered into direct commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes (see Note 7 to the Consolidated Financial Statements). The Company's involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, communities and developers. Participation in wholesale financing is helpful to these customers and provides additional opportunity for product exposure to potential home buyers. These initiatives support the Company's ongoing efforts to expand product distribution. However, these initiatives do expose the Company to risks associated with the creditworthiness of this customer base and the Company's inventory financing partners. The Company has included considerations related to the COVID-19 pandemic when assessing its risks of loan loss and setting reserve amounts for its commercial finance portfolio.
The lack of an efficient secondary market for manufactured home-only loans and the limited number of institutions providing such loans results in higher borrowing costs for home-only loans and continues to constrain industry growth. The Company is working directly with other industry participants to develop secondary market opportunities for manufactured home-only loan portfolios and expand lending availability in the industry. Additionally, the Company continues to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. The Company believes that growing its investment and participation in home-only lending may provide additional sales growth opportunities for the financial services segment, as well as provide a means that could lead to increased home sales for its factory-built housing operations.

The Company is also working through industry trade associations to encourage favorable legislative and Government-Sponsored Enterprise ("GSE") action to address the mortgage financing needs of buyers of affordable homes. Federal law requires the GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac each released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill their "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans offers an enhanced mortgage loan product through their "MH Advantage" and "ChoiceHome" programs, respectively, that began in the latter part of calendar year 2018. Small-scale pilot programs for the purchase of home-only loans that were expected to commence towards the end of calendar year 2019 have not occurred. Expansion of the secondary market for lending through the GSEs could support further demand for housing as lending options would likely become more available to home buyers. Although some progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.
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
As disclosed in Part II, Item 1, Legal Proceedings, since 2018, the Company has been cooperating with an investigation by the enforcement staff of the Securities and Exchange Commission ("SEC") regarding trading in personal and Company accounts directed by the Company's former Chief Executive Officer ("CEO"), Joseph Stegmayer. The Audit Committee of the Board of Directors conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and the SEC staff. The Company continues to make documents and personnel available to the SEC staff and intends to continue cooperating with its investigation.
As a result of the ongoing independent investigation, the Company recorded $0.1 million, net of a $0.5 million insurance recovery of prior expenses, and $0.8 million of expenses related to legal and other expenses during the three months ended June 27, 2020 and June 29, 2019, respectively, and expects to continue to incur related costs pertaining to this matter. During the third quarter of fiscal year 2019, the Company also reviewed the sufficiency of its insurance coverage and as a result, Cavco's Board of Directors made a decision to purchase additional director and officer ("D&O") liability insurance coverage with 22-month terms for a total premium of $15.3 million. As a result, the Company recorded $2.1 million of additional D&O policy premium expense during each of the three months ended June 27, 2020 and June 29, 2019, and expects to incur approximately $2.1 million per quarter in Selling, general and administrative expenses from the amortization of these policy premiums through the second quarter of fiscal year 2021, at which point D&O policy needs and related premium costs will be assessed further.

Industry Overview
According to data reported by the Manufactured Housing Institute, industry home shipments decreased 0.9% for the first 5 months of calendar year 2020 compared to the same period in the prior year. During calendar year 2019, the manufactured housing industry shipped approximately 95,000 HUD code manufactured homes, a decrease of 2.1% from the approximately 97,000 units shipped in 2018. Excess inventory in the market from accelerated purchasing in 2018 slowed shipment levels in 2019. Prior to 2019, annual shipments had increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved in recent years, the industry continues to operate at relatively low levels compared to historical shipment statistics.
"First-time" and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that are particularly affected by their particular employment status to qualify for a new home loan and their down payment capability. Consumer confidence, as in indicator of retirement security, is especially important among manufactured home buyers interested in our products for seasonal or retirement living.
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. The U.S. adult population is estimated to expand by approximately 9.2 million between 2020 and 2025. Young adults born from 1976 to 1995, often referred to as Gen Y, represent a large segment of the population. Late-stage Gen Y is approximately 4.3 million people larger than the next age category born from 1966 to 1975, Gen X, and is considered to be in the peak home-buying years. Gen Y represents prime first-time home buyers who may be attracted by the affordability, sustainability, diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of systems-built homes, and by the lifestyle offered by planned communities specifically designed for homeowners that fall into this age group.
Results of Operations
Three Months Ended June 27, 2020 compared to June 29, 2019
Net Revenue.
Net revenue consisted of the following for the three months ended June 27, 2020 and June 29, 2019, respectively (dollars in thousands, except net factory-built housing revenue per home sold):

	Three Months Ended
	June 27, 2020	June 29, 2019	Change	% Change
Net revenue:
Factory-built housing	$238,090	$248,768	$(10,678)	(4.3)%
Financial services	16,711	15,274	1,437	9.4%
	$254,801	$264,042	$(9,241)	(3.5)%

Total homes sold	3,349	3,807	(458)	(12.0)%

Net factory-built housing revenue per home sold	$71,093	$65,345	$5,748	8.8%
In the factory-built housing segment, the decrease in Net revenue for the three months ended June 27, 2020 compared to the same period last year was primarily from 12% lower home sales volume from challenges related to the COVID-19 pandemic. This was partially offset by higher home selling prices and changes in product mix compared to the prior year.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among these distribution channels between reporting periods impact the overall net revenue per home sold. For the three months ended June 27, 2020, the Company sold 2,597 homes Wholesale and 752 homes Retail versus 3,058 homes Wholesale and 749 homes Retail in the comparable prior year period. Further, fluctuations in net factory-built housing revenue per home sold are the result of changes in product mix, which result from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Our product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, the Company has experienced, and expects to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased for the three months ended June 27, 2020 from greater unrealized gains on investments in the insurance subsidiary's portfolio, an increase in home loan sales compared to the prior year period and more insurance policies in force in the current year compared to the prior year. The overall increase is partially offset by lower interest income earned on the acquired loan portfolios that continue to amortize.
Gross Profit.
Gross profit consisted of the following for the three months ended June 27, 2020 and June 29, 2019, respectively (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Gross profit:
Factory-built housing	$46,992	$52,135	$(5,143)	(9.9)%
Financial services	8,331	8,163	168	2.1%
	$55,323	$60,298	$(4,975)	(8.3)%

Gross profit as % of Net revenue:
Consolidated	21.7%	22.8%	N/A	(1.1)%
Factory-built housing	19.7%	21.0%	N/A	(1.3)%
Financial services	49.9%	53.4%	N/A	(3.5)%
Factory-built housing Gross profit and Gross profit as a percentage of Net revenue for the three months ended June 27, 2020 decreased primarily from lower sales volume and production inefficiencies caused by the COVID-19 pandemic.
Gross profit as a percentage of Net revenue decreased as a result of higher weather related claims volume at our insurance subsidiary and lower interest income earned on the acquired loan portfolios that continue to amortize.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for the three months ended June 27, 2020 and June 29, 2019, respectively (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$30,737	$30,751	$(14)	—%
Financial services	4,586	4,513	73	1.6%
	$35,323	$35,264	$59	0.2%

Selling, general and administrative expenses as % of Net revenue:	13.9%	13.4%	N/A	0.5%
Selling, general and administrative expenses related to factory-built housing remained consistent between periods. Increases in salaries and employee related expenses during the current period were offset by a reduction in legal expenses. Expenses related to the SEC inquiry during the three months ended June 27, 2020 were $0.1 million, net of a $0.5 million insurance recovery of prior SEC related expenses. For the three months ended June 29, 2019, the Company incurred $0.8 million in costs related to the Company's response to the SEC inquiry.
Selling, general and administrative expenses related to financial services were relatively consistent each period.
Interest Expense.
Interest expense was $0.2 million and $0.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Interest expense consists primarily of debt service on the CountryPlace financings of manufactured home-only loans and interest related to finance leases. The decrease for the three months ended June 27, 2020 is primarily the result of a reduction in securitized bond interest expense, as the Company exercised its right to repurchase the 2007-1 securitized loan portfolio in August 2019, thereby eliminating the related interest expense. This decrease is partially offset by increases in interest expense from secured credit facilities at CountryPlace.
Other Income, net.
Other income primarily consists of realized and unrealized gains and losses on corporate marketable equity investments, interest income related to commercial loans receivable balances, interest income earned on cash balances and gains and losses (including impairments) from the sale of property, plant and equipment.
Other income, net was $1.9 million and $2.8 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The decrease is primarily from a $0.9 million reduction in interest earned on cash balances and commercial loans receivables, given the lower interest rate environment.
Income Before Income Taxes.
Income before income taxes consisted of the following for the three months ended June 27, 2020 and June 29, 2019, respectively (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Income before income taxes:
Factory-built housing	$18,450	$24,313	$(5,863)	(24.1)%
Financial services	3,230	3,049	181	5.9%
	$21,680	$27,362	$(5,682)	(20.8)%

Income tax expense.
Income tax expense was $5.0 million and $6.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively, for an effective income tax rate for the 2021 first quarter of 23.1% compared to an effective tax rate of 22.2% for the same period last year. The higher effective tax rate in the current quarter was primarily due to lower tax benefits from the exercise of stock options, which provided a benefit of $0.3 million compared to the $0.6 million in the same period last year.
Liquidity and Capital Resources
The Company believes that cash and cash equivalents at June 27, 2020, together with cash flow from operations, will be sufficient to fund its operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. The Company expects to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources. The acquisition of Destiny Homes did not have a significant impact on our liquidity or capital resources. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for its home-only lending programs. However, depending on the Company's operating results and strategic opportunities, it may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for the Company to reevaluate its long-term operating plans to make more efficient use of its existing capital resources. The exact nature of any changes to the Company's plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of the Company's control.
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
The following is a summary of the Company's cash flows for the three months ended June 27, 2020 and June 29, 2019, respectively (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$255,607	$199,869	$55,738
Net cash provided by operating activities	35,692	16,798	18,894
Net cash provided by (used in) investing activities	105	(1,469)	1,574
Net cash used in financing activities	(922)	(2,174)	1,252
Cash, cash equivalents and restricted cash at end of the period	$290,482	$213,024	$77,458
Net cash provided by operating activities increased during the three months ended June 27, 2020, compared to the three months ended June 29, 2019 primarily from decreased finished goods inventories at Company-owned stores, lower levels of commercial lending, higher accrued taxes and sales of consumer loans, partially offset by lower net income and more consumer loans originated.
Consumer loan originations increased by $9.8 million to $47.4 million for the three months ended June 27, 2020 from $37.6 million for the three months ended June 29, 2019. Proceeds from sales of consumer loans provided $39.3 million in cash, compared to $37.6 million in the previous year.

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
Investing activities primarily consist of buying and selling bonds and equity securities in our Financial Services segment to support the operational strategies. As compared to the same period last year, the Company used $1.0 million less on purchases, while proceeds and distributions provided $0.5 million more during the three months ended June 27, 2020.
Financing activities used $1.3 million less cash during the period compared to the same period last year, from lower payments of taxes for employees' net exercise of stock options, as well as lower payments on securitized financings, as the Company repurchased the 2007-1 securitized loan portfolio in August 2019.
Financings. The Company's finance subsidiary entered into secured credit facilities with independent third-party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods, which have now expired. The proceeds were used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down periods, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program was 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of June 27, 2020, the outstanding balance of the converted loans was $10.2 million at a weighted average interest rate of 4.91%.
Contractual Commitments and Contingencies. There were no material changes to the contractual obligations as set forth in the Company's Annual Report on Form 10-K.
Critical Accounting Policies
On March 29, 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. We adopted the standard by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. Refer to Note 1 to the Consolidated Financial Statements for additional discussion. There have been no other significant changes to the Company's critical accounting policies during the three months ended June 27, 2020, as compared to those disclosed in Part II, Item 7 of the Company's Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2020, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 27, 2020, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in the Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended June 27, 2020, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the SEC regarding trading in personal and Company accounts directed by the Company's former CEO, Joseph Stegmayer. The Audit Committee of the Board of Directors conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and with the SEC staff. The Company continues to make documents and personnel available to the SEC staff and intends to continue cooperating with its investigation.
Joseph D. Robles v. Cavco Industries, Inc., was filed in the Superior Court for the State of California, Riverside on June 25, 2019 and Malik Griffin v. Fleetwood Homes, Inc., was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019, seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations, including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks.

The Company is party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	President and Chief Executive Officer	July 31, 2020
William C. Boor	(Principal Executive Officer)

/s/ Daniel L. Urness	Executive Vice President, Chief Financial Officer and Treasurer	July 31, 2020
Daniel L. Urness	(Principal Financial and Accounting Officer)