Form 10-Q
period 2020-09-26
CAVCO INDUSTRIES INC.
filed 2020-10-30
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 23, 2020, 9,188,162 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 26, 2020

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 26, 2020	March 28, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$312,243	$241,826
Restricted cash, current	16,691	13,446
Accounts receivable, net	36,852	42,800
Short-term investments	16,589	14,582
Current portion of consumer loans receivable, net	39,023	32,376
Current portion of commercial loans receivable, net	13,261	14,657
Current portion of commercial loans receivable from affiliates, net	1,700	766
Inventories	111,872	113,535
Prepaid expenses and other current assets	49,193	42,197
Total current assets	597,424	516,185
Restricted cash	335	335
Investments	30,278	31,557
Consumer loans receivable, net	42,817	49,928
Commercial loans receivable, net	20,946	23,685
Commercial loans receivable from affiliates, net	5,571	7,457
Property, plant and equipment, net	77,836	77,190
Goodwill	75,090	75,090
Other intangibles, net	14,736	15,110
Operating lease right-of-use assets	17,477	13,894
Total assets	$882,510	$810,431
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,919	$29,924
Accrued expenses and other current liabilities	173,184	139,930
Current portion of secured credit facilities and other	2,118	2,248
Total current liabilities	208,221	172,102
Operating lease liabilities	14,602	10,743
Secured credit facilities and other	11,933	12,705
Deferred income taxes	7,066	7,295
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,188,162 and 9,173,242 shares, respectively	92	92
Additional paid-in capital	254,297	252,260
Retained earnings	386,134	355,144
Accumulated other comprehensive income	165	90
Total stockholders' equity	640,688	607,586
Total liabilities and stockholders' equity	$882,510	$810,431
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue	$257,976	$268,675	$512,777	$532,717
Cost of sales	204,435	210,208	403,913	413,952
Gross profit	53,541	58,467	108,864	118,765
Selling, general and administrative expenses	35,453	36,083	70,776	71,347
Income from operations	18,088	22,384	38,088	47,418
Interest expense	(194)	(302)	(390)	(788)
Other income, net	1,702	5,173	3,578	7,987
Income before income taxes	19,596	27,255	41,276	54,617
Income tax expense	(4,547)	(6,370)	(9,553)	(12,450)
Net income	$15,049	$20,885	$31,723	$42,167

Comprehensive income:
Net income	$15,049	$20,885	$31,723	$42,167
Reclassification adjustment for securities sold or matured	7	—	33	2
Applicable income taxes	(2)	—	(7)	(1)
Net change in unrealized position of investments held	3	29	62	140
Applicable income taxes	(1)	(6)	(13)	(29)
Comprehensive income	$15,056	$20,908	$31,798	$42,279

Net income per share:
Basic	$1.64	$2.29	$3.46	$4.63
Diluted	$1.62	$2.25	$3.42	$4.56
Weighted average shares outstanding:
Basic	9,182,945	9,119,835	9,178,609	9,111,260
Diluted	9,295,409	9,266,085	9,280,080	9,241,834

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES
Net income	$31,723	$42,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,182	2,648
Provision for credit losses	223	30
Deferred income taxes	(18)	1,011
Stock-based compensation expense	2,048	1,448
Non-cash interest income, net	(2,596)	(694)
Loss (gain) on sale or retirement of property, plant and equipment, net	242	(3,370)
Gain on investments and sale of loans, net	(9,597)	(7,683)
Changes in operating assets and liabilities:
Accounts receivable	5,948	(3,300)
Consumer loans receivable originated	(82,352)	(80,259)
Proceeds from sales of consumer loans	80,589	77,182
Principal payments received on consumer loans receivable	6,974	4,759
Inventories	1,663	6,506
Prepaid expenses and other current assets	11,536	322
Commercial loans receivable	4,691	(1,409)
Accounts payable and accrued expenses and other current liabilities	20,353	4,235
Net cash provided by operating activities	74,609	43,593
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,773)	(3,944)
Payments for acquisition, net	—	(15,937)
Proceeds from sale of property, plant and equipment	77	64
Purchases of investments	(4,440)	(2,751)
Proceeds from sale of investments	8,054	4,260
Net cash used in investing activities	(82)	(18,308)
FINANCING ACTIVITIES
Payments for exercise of stock options	(11)	(311)
Proceeds from secured financings and other	64	75
Payments on securitized financings and other	(918)	(19,109)
Net cash used in financing activities	(865)	(19,345)
Net increase in cash, cash equivalents and restricted cash	73,662	5,940
Cash, cash equivalents and restricted cash at beginning of the fiscal year	255,607	199,869
Cash, cash equivalents and restricted cash at end of the period	$329,269	$205,809
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,865	$13,073
Cash paid for interest	$251	$473
Supplemental disclosures of noncash activity:
GNMA loans eligible for repurchase	$16,170	$704
Right-of-use assets recognized	$5,617	$13,464
Operating lease obligations incurred	$5,617	$13,489
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that the Company believes are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified to conform to current period classification. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; and except for the events set forth in Note 22 of the Consolidated Financial Statements Notes ("Notes") of the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2020, there were no subsequent events requiring disclosure. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company's 2020 Annual Report on Form 10-K for the year ended March 28, 2020 filed with the SEC on May 27, 2020 ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. The uncertainty created by the novel coronavirus COVID-19 ("COVID-19") have made such estimates more difficult and subjective. Due to that and other uncertainties, actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The Company's current fiscal year will end on April 3, 2021.
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The Company designs and builds a wide variety of affordable manufactured homes, modular homes and park model RVs through 20 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community owners and developers and through the Company's 40 Company-owned retail stores. Our financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.

Recently Issued or Adopted Accounting Standards.
On March 29, 2020, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and requires a forward-looking impairment model based on expected losses rather than incurred losses. The Company adopted the standard by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the accounting standard in effect for the applicable prior periods. The cumulative effect of the changes made to our consolidated balance sheet at March 29, 2020 for the adoption of ASU 2016-13 was $733,000, net of taxes. The application of ASU 2016-13 increased our allowance for loan losses by $435,000 for commercial loans receivable and $528,000 for non-acquired consumer loans receivable. It had an insignificant impact to our allowance for credit losses for Accounts receivable, net.
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
2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Factory-built housing
U.S. Housing and Urban Development code homes	$197,723	$207,556	$387,169	$410,035
Modular homes	20,483	19,412	41,266	38,819
Park model RVs	9,027	11,751	22,749	24,612
Other (1)	13,734	13,971	27,873	27,992
Net revenue from factory-built housing	240,967	252,690	479,057	501,458
Financial services
Insurance agency commissions received from third-party insurance companies	777	274	1,547	1,429
Other (2)	16,232	15,711	32,173	29,830
Net revenue from financial services	17,009	15,985	33,720	31,259
Total Net revenue	$257,976	$268,675	$512,777	$532,717
(1)    Other factory-built housing revenue includes revenue from ancillary products and services including used homes, freight and other services.
(2)    Other financial services revenue includes consumer finance and insurance revenue that is not within the scope of ASU 2014-09, Revenue from Contracts with Customers ("Topic 606").

3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	September 26, 2020	March 28, 2020
Cash related to CountryPlace customer payments to be remitted to third parties	$15,818	$12,740
Other restricted cash	1,208	1,041
	$17,026	$13,781
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	September 26, 2020	March 28, 2020	September 28, 2019	March 30, 2019
Cash and cash equivalents	$312,243	$241,826	$190,478	$187,370
Restricted cash, current	16,691	13,446	14,981	12,148
Restricted cash	335	335	350	351
Cash, cash equivalents and restricted cash per statement of cash flows	$329,269	$255,607	$205,809	$199,869
4. Investments
Investments consisted of the following (in thousands):

	September 26, 2020	March 28, 2020
Available-for-sale debt securities	$12,676	$14,774
Marketable equity securities	12,791	9,829
Non-marketable equity investments	21,400	21,536
	46,867	46,139
Less current portion	(16,589)	(14,582)
	$30,278	$31,557
The Company's investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of September 26, 2020 and March 28, 2020, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell the Company's homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.

The following tables summarize the Company's available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	September 26, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$3,605	$55	$(19)	$3,641
State and political subdivision debt securities	4,116	162	—	4,278
Corporate debt securities	4,746	15	(4)	4,757
	$12,467	$232	$(23)	$12,676

	March 28, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$5,400	$69	$(26)	$5,443
State and political subdivision debt securities	4,239	134	(3)	4,370
Corporate debt securities	5,021	5	(65)	4,961
	$14,660	$208	$(94)	$14,774
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	September 26, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$462	$(8)	$567	$(11)	$1,029	$(19)
State and political subdivision debt securities	250	—	—	—	250	—
Corporate debt securities	1,117	(4)	—	—	1,117	(4)
	$1,829	$(12)	$567	$(11)	$2,396	$(23)

	March 28, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$133	$—	$1,779	$(26)	$1,912	$(26)
State and political subdivision debt securities	601	(2)	101	(1)	702	(3)
Corporate debt securities	3,747	(65)	—	—	3,747	(65)
	$4,481	$(67)	$1,880	$(27)	$6,361	$(94)

The Company is not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of September 26, 2020. Further, the Company does not intend to sell the investments, and it is more likely than not that the Company will not be required to sell the investments, before recovery of their amortized cost.
The amortized cost and fair value of the Company's investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	September 26, 2020
	Amortized Cost	Fair Value
Due in less than one year	$3,506	$3,515
Due after one year through five years	3,013	3,040
Due after five years through ten years	1,028	1,109
Due after ten years	1,315	1,371
Mortgage-backed securities	3,605	3,641
	$12,467	$12,676
The Company recognizes investment gains and losses on available-for-sale debt securities when it sells or otherwise disposes of securities using the specific identification method. For the three and six months ended September 26, 2020, there were no gross gains realized on the sale of available-for-sale debt securities and gross losses realized were $5,000. There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three and six months ended September 28, 2019.
The Company recognizes unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Marketable equity securities:
Net gains on securities held	$1,278	$350	$3,275	$1,302
Net (losses) gains on securities sold	(27)	(1)	6	(2)
	$1,251	$349	$3,281	$1,300
5. Inventories
Inventories consisted of the following (in thousands):

	September 26, 2020	March 28, 2020
Raw materials	$41,907	$35,691
Work in process	15,723	13,953
Finished goods	54,242	63,891
	$111,872	$113,535

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	September 26, 2020	March 28, 2020
Loans held for investment (at Acquisition Date, defined below)	$35,692	$37,779
Loans held for investment (originated after Acquisition Date)	19,299	20,140
Loans held for sale	18,986	14,671
Construction advances	14,063	13,400
	88,040	85,990
Deferred financing fees and other, net	(2,290)	(1,919)
Allowance for loan losses	(3,910)	(1,767)
	81,840	82,304
Less current portion	(39,023)	(32,376)
	$42,817	$49,928
The Company acquired consumer loans receivable as part of its acquisition of Palm Harbor Homes, Inc. in April 2011 ("Acquisition Date"). The allowance for loan losses reflects the Company's judgment of the probable loss exposure on its loans held for investment portfolio. On March 29, 2020 the Company adopted ASU 2016-13 using the prospective transition approach for acquired consumer loans receivable assets that were previously accounted for under ASC 310-30. The Company determined that $1.7 million of the existing purchase discount for such consumer loans was related to credit factors and was reclassified to the allowance for loan loss upon adoption. The remaining discount on the acquired consumer loans was determined to be related to non-credit factors and will be accreted into interest income over the life of the loans.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Allowance for loan losses at beginning of period	$4,012	$421	$1,767	$415
Impact of adoption of ASU 2016-13	—	—	2,276	—
Change in estimated loan losses, net	(94)	(6)	67	—
Charge-offs	(8)	—	(200)	—
Recoveries	—	—	—	—
Allowance for loan losses at end of period	$3,910	$415	$3,910	$415
The consumer loans held for investment had the following characteristics:

	September 26, 2020	March 28, 2020
Weighted average contractual interest rate	8.4%	8.4%
Weighted average effective interest rate	9.6%	9.3%
Weighted average months to maturity	163	164

The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	September 26, 2020	March 28, 2020
Current	$84,852	$83,861
31-to-60 days	1,200	547
61-to-90 days	26	307
91+ days	1,962	1,275
	$88,040	$85,990
The following tables disaggregates CountryPlace's gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	September 26, 2020
	2021	2020	2019	2018	2017	Prior	Total	March 28, 2020
Prime- FICO score 680 and greater	$14,707	$8,496	$2,315	$1,523	$1,848	$25,991	$54,880	$55,513
Near Prime- FICO score 620-679	8,684	6,216	1,864	1,146	779	11,496	30,185	27,767
Sub-Prime- FICO score less than 620	100	89	—	—	86	1,991	2,266	2,142
No FICO score	152	—	29	—	—	528	709	568
	$23,643	$14,801	$4,208	$2,669	$2,713	$40,006	$88,040	$85,990
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of September 26, 2020, 35% of the outstanding principal balance of consumer loans receivable portfolio was concentrated in Texas and 19% was concentrated in Florida. As of March 28, 2020, 36% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 16% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 26, 2020 or March 28, 2020.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. Repossessed homes totaled approximately $931,000 and $1.5 million as of September 26, 2020 and March 28, 2020, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $240,000 and $560,000 as of September 26, 2020 and March 28, 2020, respectively.
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
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	September 26, 2020	March 28, 2020
Direct loans receivable	$42,336	$47,058
Participation loans receivable	175	144
Allowance for loan losses	(789)	(393)
Deferred financing fees, net	(244)	(244)
	41,478	46,565
Less current portion of commercial loans receivable (including from affiliates), net	(14,961)	(15,423)
	$26,517	$31,142
The commercial loans receivable balance had the following characteristics:

	September 26, 2020	March 28, 2020
Weighted average contractual interest rate	6.1%	5.7%
Weighted average months to maturity	11	10
The risk of loss is spread over numerous borrowers. Borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. The Company has historically been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, the Company is exposed to loss of the full value of the home loan. The Company evaluates the potential for loss from its commercial loan programs based on the borrower's risk rating, overall financial stability, historical experience and estimates of other economic factors. The Company has included considerations related to the COVID-19 pandemic when assessing its risk of loan loss and setting reserve amounts for its commercial finance portfolio as of September 26, 2020.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Balance at beginning of period	$828	$191	$393	$180
Impact of adoption of ASU 2016-13	—	—	435	—
Change in estimated loan losses, net	(39)	(28)	(39)	(17)
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$789	$163	$789	$163

The following table disaggregates the Company's commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	September 26, 2020
	2021	2020	2019	2018	2017	Total	March 28, 2020
Risk profile based on payment activity:
Performing	$18,860	$14,076	$5,699	$2,238	$1,570	$42,443	$47,016
Watch list	—	—	68	—	—	68	186
Nonperforming	—	—	—	—	—	—	—
	$18,860	$14,076	$5,767	$2,238	$1,570	$42,511	$47,202
At September 26, 2020, there were no commercial loans 90 days or more past due that were still accruing interest and the Company was not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of September 26, 2020, 10.5% of the Company's outstanding commercial loans receivable principal balance was concentrated in Arizona and 10.0% was concentrated in California. As of March 28, 2020, 11.0% of the Company's outstanding commercial loans receivable principal balance was concentrated in California. No other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 26, 2020 or March 28, 2020.
The Company had concentrations with one independent third-party and its affiliates that equaled 17.9% and 21.0% of the net commercial loans receivables principal balance outstanding, all of which was secured, as of September 26, 2020 and March 28, 2020 respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan loss.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	September 26, 2020	March 28, 2020
Property, plant and equipment, at cost:
Land	$26,804	$26,827
Buildings and improvements	53,743	52,011
Machinery and equipment	32,286	30,984
	112,833	109,822
Accumulated depreciation	(34,997)	(32,632)
	$77,836	$77,190
Depreciation expense was $1.4 million and $1.3 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Depreciation expense for the six months ended September 26, 2020 and September 28, 2019 was $2.8 million and $2.4 million, respectively.
Included in the amounts above are certain assets under finance leases. See Note 9 for additional information.
9. Leases
The Company leases certain production and retail locations, office space and equipment. During the period ended September 26, 2020, the Company executed various lease renewals, including a five-year extension at one of our active manufacturing facilities, which increased the right of use asset and lease liability.

The present value of minimum payments for future fiscal years under non-cancelable leases as of September 26, 2020 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2021	$2,116	$37	$2,153
2022	4,154	73	4,227
2023	3,827	73	3,900
2024	3,487	73	3,560
2025	2,706	73	2,779
2026	2,799	49	2,848
Thereafter	2,206	—	2,206
	21,295	378	21,673
Less amount representing interest	(2,612)	(45)	(2,657)
	18,683	333	19,016
Less current portion	(4,081)	(72)	(4,153)
	$14,602	$261	$14,863
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	September 26, 2020			March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$75,090	$—	$75,090	$75,090	$—	$75,090
Trademarks and trade names	8,900	—	8,900	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	85,090	—	85,090	85,090	—	85,090
Finite-lived:
Customer relationships	11,300	(6,780)	4,520	11,300	(6,463)	4,837
Other	1,424	(1,208)	216	1,424	(1,151)	273
	$97,814	$(7,988)	$89,826	$97,814	$(7,614)	$90,200
Amortization expense recognized on intangible assets was $187,000 and $151,000 for the three months ended September 26, 2020 and September 28, 2019, respectively. Amortization expense recognized on intangible assets was $374,000 and $231,000 for the six months ended September 26, 2020 and September 28, 2019, respectively.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 26, 2020	March 28, 2020
Customer deposits	$30,153	$22,055
Salaries, wages and benefits	29,375	25,885
Company repurchase options on certain loans sold	23,854	7,444
Unearned insurance premiums	21,907	20,614
Estimated warranties	17,805	18,678
Accrued volume rebates	11,040	9,801
Insurance loss reserves	6,887	5,582
Accrued self-insurance	5,827	5,112
Operating lease liabilities	4,081	4,170
Accrued taxes	3,247	1,908
Reserve for repurchase commitments	2,463	2,679
Other	16,545	16,002
	$173,184	$139,930
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Balance at beginning of period	$18,538	$17,760	$18,678	$17,069
Purchase accounting additions	—	1,192	—	1,192
Charged to costs and expenses	6,232	6,765	12,579	14,586
Payments and deductions	(6,965)	(7,154)	(13,452)	(14,284)
Balance at end of period	$17,805	$18,563	$17,805	$18,563
13. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consist of secured credit facilities at the Company's finance subsidiary and lease obligations in which it is expected that the Company will obtain ownership of a leased asset at the end of the lease term. The following table summarizes debt and finance lease obligations (in thousands):

	September 26, 2020	March 28, 2020
Secured credit facilities	$9,793	$10,474
Other secured financings	3,925	4,113
Finance lease liabilities	333	366
	14,051	14,953
Less current portion	(2,118)	(2,248)
	$11,933	$12,705

The Company's finance subsidiary entered into secured credit facilities with independent third-party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods, which have now expired. The proceeds were used by the Company to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down periods, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program was 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. As of September 26, 2020, the outstanding balance of the converted loans was $9.8 million at a weighted average interest rate of 4.91%.
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	September 26, 2020		September 28, 2019
	Written	Earned	Written	Earned
Direct premiums	$4,915	$5,145	$4,179	$4,653
Assumed premiums—nonaffiliated	7,593	7,043	6,760	6,592
Ceded premiums—nonaffiliated	(2,853)	(2,853)	(3,029)	(3,029)
	$9,655	$9,335	$7,910	$8,216

	Six Months Ended
	September 26, 2020		September 28, 2019
	Written	Earned	Written	Earned
Direct premiums	$10,680	$10,330	$9,212	$9,223
Assumed premiums—nonaffiliated	15,246	13,833	14,273	13,027
Ceded premiums—nonaffiliated	(6,055)	(6,055)	(6,016)	(6,016)
	$19,871	$18,108	$17,469	$16,234
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

The maximum amount for which the Company was liable under such agreements approximated $77.6 million and $79.3 million at September 26, 2020 and March 28, 2020, respectively, without reduction for the resale value of the homes. The Company applies ASC 460, Guarantees, and ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. The Company had a reserve for repurchase commitments of $2.5 million and $2.7 million at September 26, 2020 and March 28, 2020, respectively.
Letter of Credit. To secure certain reinsurance contracts, Standard Casualty maintained an irrevocable letter of credit of $11.0 million to provide assurance that Standard Casualty would fulfill its reinsurance obligations. The letter of credit was released on July 11, 2020.
Construction-Period Mortgages. CountryPlace funds construction-period mortgages through periodic advances during home construction. At the time of initial funding, CountryPlace commits to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried on the Consolidated Balance Sheets at the amount advanced less a valuation allowance and are included in Consumer loans receivable, net. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment of CountryPlace to fund future advances.
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 26, 2020	March 28, 2020
Construction loan contract amount	$39,094	$31,136
Cumulative advances	(14,063)	(13,400)
	$25,031	$17,736
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. The Company maintains a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.3 million as of September 26, 2020 and $1.0 million as of March 28, 2020, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. During the six months ended September 26, 2020, no claim request resulted in the execution of an indemnification agreement or in the repurchase of a loan.
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
As of September 26, 2020, CountryPlace had outstanding IRLCs with a notional amount of $23.2 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging. During the three months ended September 26, 2020 and September 28, 2019, the Company recognized losses of $19,000 and $2,000, respectively, on outstanding IRLCs. During the six months ended September 26, 2020 and September 28, 2019, the Company recognized losses of $144,000 and $3,000, respectively, on outstanding IRLCs.
Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of September 26, 2020, CountryPlace had $58.8 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.

The estimated fair values of forward sales of MBS and whole loan sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three months ended September 26, 2020 and September 28, 2019, the Company recognized gains of $118,000 and $49,000 on forward sales of MBS and whole loan sale commitments, respectively. During the six months ended September 26, 2020 and September 28, 2019, the Company recognized gains of $1.1 million and $84,000 on forward sales of MBS and whole loan sale commitments, respectively.
Legal Matters. Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the SEC's Los Angeles Regional Office regarding securities trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. The Audit Committee of the Board conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the Audit Committee shared the results of its work with the Company's auditors, listing exchange and the SEC staff. The Company has also made documents and personnel available to the SEC staff and intends to continue cooperating with its investigation. The Company has been exploring the possibility of a settlement with the SEC staff, but at this time, the Company is unable to estimate the amount of a potential loss, if any.
Joseph D. Robles v. Cavco Industries, Inc., was filed in the Superior Court for the State of California, Riverside on June 25, 2019 and Malik Griffin v. Fleetwood Homes, Inc., was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019, seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks. All parties have agreed to jointly mediate both cases. The mediation is currently scheduled for January 27, 2021.
The Company is party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations after taking into account any existing reserves included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

16. Stockholders' Equity
The following table represents changes in stockholders' equity for each quarterly period during the six months ended September 26, 2020 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2020	9,173,242	$92	$252,260	$355,144	$90	$607,586
Cumulative effect of implementing ASU 2016-13, net	—	—	—	(733)	—	(733)
Net income	—	—	—	16,674	—	16,674
Issuance of common stock under stock incentive plans	3,822	—	(533)	—	—	(533)
Stock-based compensation	—	—	945	—	—	945
Other comprehensive income, net	—	—	—	—	68	68
Balance, June 27, 2020	9,177,064	$92	$252,672	$371,085	$158	$624,007
Net income	—	—	—	15,049	—	15,049
Issuance of common stock under stock incentive plans	11,098	—	522	—	—	522
Stock-based compensation	—	—	1,103	—	—	1,103
Other comprehensive income, net	—	—	—	—	7	7
Balance, September 26, 2020	9,188,162	$92	$254,297	$386,134	$165	$640,688

The following table represents changes in stockholders' equity for each quarterly period during the six months ended September 28, 2019 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	21,282	—	21,282
Issuance of common stock under stock incentive plans	13,304	—	(1,252)	—	—	(1,252)
Stock-based compensation	—	—	630	—	—	630
Other comprehensive income, net	—	—	—	—	89	89
Balance, June 29, 2019	9,111,624	$91	$248,825	$301,360	$61	$550,337
Net income	—	—	—	20,885	—	20,885
Issuance of common stock under stock incentive plans	15,842	—	941	—	—	941
Stock-based compensation	—	—	818	—	—	818
Other comprehensive loss, net	—	—	—	—	23	23
Balance, September 28, 2019	9,127,466	$91	$250,584	$322,245	$84	$573,004
17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$15,049	$20,885	$31,723	$42,167
Weighted average shares outstanding:
Basic	9,182,945	9,119,835	9,178,609	9,111,260
Effect of dilutive securities	112,464	146,250	101,471	130,574
Diluted	9,295,409	9,266,085	9,280,080	9,241,834
Net income per share:
Basic	$1.64	$2.29	$3.46	$4.63
Diluted	$1.62	$2.25	$3.42	$4.56
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended September 26, 2020 and September 28, 2019 were 20,582 and 22,536, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended September 26, 2020 and September 28, 2019 were 30,182 and 42,401, respectively. In addition, 14,405 and 11,450 outstanding restricted share awards were excluded from the calculation of diluted earnings per share for the three and six months ended September 26, 2020 and September 28, 2019, respectively, because the underlying performance criteria had not yet been met.

18. Fair Value Measurements
The book value and estimated fair value of the Company's financial instruments were as follows (in thousands):

	September 26, 2020		March 28, 2020
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$12,676	$12,676	$14,774	$14,774
Marketable equity securities	12,791	12,791	9,829	9,829
Non-marketable equity investments	21,400	21,400	21,536	21,536
Consumer loans receivable	81,840	98,045	82,304	97,395
Interest rate lock commitment derivatives	21	21	164	164
Forward loan sale commitment derivatives	123	123	(1,011)	(1,011)
Commercial loans receivable	41,478	41,144	46,565	46,819
Securitized financings and other	(14,051)	(13,638)	(14,953)	(15,592)
See Note 19, Fair Value Measurements and the Fair Value of Financial Instruments caption in Note 1, Summary of Significant Accounting Policies in the Form 10-K for more information on the methodologies the Company uses in determining fair value.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 26, 2020
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$3,641	$—	$3,641	$—
State and political subdivision debt securities (1)	4,278	—	4,278	—
Corporate debt securities (1)	4,757	—	4,757	—
Marketable equity securities (2)	12,791	12,791	—	—
Interest rate lock commitment derivatives (3)	21	—	—	21
Forward loan sale commitment derivatives (3)	123	—	—	123
Mortgage servicing rights (4)	1,058	—	—	1,058

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$5,443	$—	$5,443	$—
State and political subdivision debt securities (1)	4,370	—	4,370	—
Corporate debt securities (1)	4,961	—	4,961	—
Marketable equity securities (2)	9,829	9,829	—	—
Interest rate lock commitment derivatives (3)	164	—	—	164
Forward loan sale commitment derivatives (3)	(1,011)	—	—	(1,011)
Mortgage servicing rights (4)	1,225	—	—	1,225
(1)Unrealized gains or losses on investments are recorded in Accumulated other comprehensive income at each measurement date.
(2)Unrealized gains or losses on investments are recorded in earnings at each measurement date.
(3)Gains or losses on derivatives are recorded in earnings through Cost of sales.

(4)Changes in the fair value of mortgage servicing rights are recorded in earnings through Net revenue.
No transfers between Level 1, Level 2 or Level 3 occurred during the six months ended September 26, 2020.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	September 26, 2020
	Total	Level 1	Level 2	Level 3
Loans held for investment	$64,043	$—	$—	$64,043
Loans held for sale	19,939	—	—	19,939
Construction advances	14,063	—	—	14,063
Commercial loans receivable	41,144	—	—	41,144
Securitized financings and other	(13,638)	—	(13,638)	—
Non-marketable equity investments	21,400	—	—	21,400

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Loans held for investment	$68,503	$—	$—	$68,503
Loans held for sale	15,492	—	—	15,492
Construction advances	13,400	—	—	13,400
Commercial loans receivable	46,819	—	—	46,819
Securitized financings and other	(15,592)	—	(15,592)	—
Non-marketable equity investments	21,536	—	—	21,536
No impairment charges were recorded during the six months ended September 26, 2020.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow accounts, performing loss mitigation activities on behalf of investors and otherwise administering the loan servicing portfolio. MSRs are initially recorded at fair value. Changes in fair value subsequent to the initial capitalization are recorded in earnings.

	September 26, 2020	March 28, 2020
Number of loans serviced with MSRs	4,671	4,688
Weighted average servicing fee (basis points)	31.81	31.12
Capitalized servicing multiple	56.49%	67.19%
Capitalized servicing rate (basis points)	17.97	20.91
Serviced portfolio with MSRs (in thousands)	$588,955	$585,777
Mortgage servicing rights (in thousands)	$1,058	$1,225

19. Related Party Transactions
The Company has non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, the Company sells homes and lends to certain of these operations through its commercial lending programs. For the three months ended September 26, 2020 and September 28, 2019, the total amount of sales to related parties was $10.3 million and $10.4 million, respectively. For the six months ended September 26, 2020 and September 28, 2019, the total amount of sales to related parties was $23.0 million and $23.8 million, respectively. As of September 26, 2020, receivables from related parties included $2.9 million of accounts receivable and $7.3 million of commercial loans outstanding. As of March 28, 2020, receivables from related parties included $1.7 million of accounts receivable and $8.2 million of commercial loans outstanding.
20. Acquisition of Destiny Homes
On August 2, 2019, the Company purchased certain manufactured housing assets and assumed certain liabilities of Destiny Homes, which operates one manufacturing facility located in Moultrie, Georgia and produces and distributes manufactured and modular homes through a network of independent retailers in the Southeastern United States, further expanding the Company's reach. The Company finalized the purchase price allocation and has not made any purchase accounting adjustments during fiscal year 2021.
Pro Forma Impact of Acquisition. The following table presents supplemental pro forma information as if the acquisition of Destiny Homes had occurred on March 31, 2019 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue	$257,976	$270,239	$512,777	$543,951
Net income	15,049	21,165	31,723	43,807
Diluted net income per share	1.62	2.28	3.42	4.74
21. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue:
Factory-built housing	$240,967	$252,690	$479,057	$501,458
Financial services	17,009	15,985	33,720	31,259
	$257,976	$268,675	$512,777	$532,717

Income before income taxes:
Factory-built housing	$17,452	$22,463	$35,902	$46,776
Financial services	2,144	4,792	5,374	7,841
	$19,596	$27,255	$41,276	$54,617

22. Subsequent Events
On October 27, 2020, the Company’s Board of Directors approved a $100 million stock repurchase program that may be used to purchase its outstanding common stock. This program replaces a previously standing $10 million authorization, which is now canceled.
The purchases may be made in the open market or one or more privately negotiated transactions in compliance with applicable securities laws and other legal requirements. The actual timing, number and value of shares repurchased under the program will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and other strategic capital needs and opportunities. The plan does not obligate Cavco to acquire any particular amount of common stock and may be suspended or discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; the Company's financial performance and operating results; the expected effect of certain risks and uncertainties on the Company's business, financial condition and results of operations; economic conditions and consumer confidence; operational and legal risks; how the Company may be affected by the novel coronavirus COVID-19 ("COVID-19") pandemic; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; market interest rates and Company investments and the ultimate outcome of the Company's commitments and contingencies. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. The Company does not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
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
Company Overview
Headquartered in Phoenix, Arizona, the Company designs and produces factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. The Company is one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. The Company is also one of the leading producers of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Cavco's finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Cavco's insurance subsidiary, Standard Casualty Co., provides property and casualty insurance to owners of manufactured homes.

The Company operates 20 homebuilding production lines located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas and Moultrie, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to, and distributed by, independently owned and controlled retail operations located throughout the United States and Canada. In addition, the Company's homes are sold through 40 Company-owned U.S. retail locations.
In April 2020, the Company shut down production and closed its Lexington, Mississippi manufacturing facility, finalizing production in June 2020. However, the Company remains available to serve wholesale customers previously served by the Lexington facility from its other production lines in the southeast. The production facility has been placed on the market for sale.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments decreased 1.4% for the first 8 months of calendar year 2020 compared to the same period in the prior year. The industry offers solutions to the affordable housing crisis. The average price per square foot for a manufactured home is lower than a site-built home. Also, based on the relatively low cost associated with manufactured home ownership, the Company's products have traditionally competed with rental housing's monthly payment affordability. With respect to the general rise in demand for rental housing, during fiscal year 2020, the Company realized a larger proportion of orders and interest from developers and community owners for new manufactured homes intended for use as rental homes, alternative dwelling units and seasonal living.
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. First-time and "move-up" buyers of affordable homes are historically among the largest segments of new manufactured home purchasers. Included in this group are lower-income households that may be limited in their ability to qualify for a new home loan by their particular employment status and down payment capability. Consumer confidence, as an indicator of retirement security, is especially important among manufactured home buyers interested in our products for seasonal or retirement living.
The Company seeks out niche market opportunities where its diverse product lines and custom building capabilities provide a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs and sustainability.
The Company maintains a conservative cost structure in an effort to build added value into its homes and has worked diligently to maintain a solid financial position. The balance sheet strength, including the position in cash and cash equivalents, helps avoid liquidity problems and enable the Company to act effectively as market opportunities or challenges present themselves.
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
COVID-19 Impact and Strategy
In March 2020, the World Health Organization declared COVID-19 a global pandemic. As the business was considered essential, the Company continued to operate substantially all of its homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. The Company has worked to minimize exposure and transmission risks by implementing enhanced facility cleaning, social distancing and related protocols while continuing to serve its customers. Operational efficiencies declined from adjusting home production processes to comply with health guidelines, managing higher factory employee absenteeism, limited new-hire availability and certain building material supply shortages. Accordingly, the Company's total average plant capacity utilization rate was approximately 65% during the second fiscal quarter of 2021, ending the quarter at approximately 70%. This is lower than pre-pandemic levels of more than 80%.
Sales order activity has continued to improve during the second fiscal quarter of 2021 to the point where home sales order rates were nearly 65% higher than the comparable prior year quarter. Increased order volume is the result of a higher number of well-qualified home buyers making purchase decisions, supported by reduced home loan interest rates. Increased orders outpaced the challenging production environment during the quarter, raising order backlogs 134% to $321 million at September 26, 2020, compared to $137 million at September 28, 2019 and $157 million at June 27, 2020. The backlog of home orders excludes orders that have been paused or canceled at the request of the customer. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders.
The financial services segment has also maintained operations since the onset of the COVID-19 pandemic, largely through the implementation of work-from-home solutions. In addition to accepting and processing new applications for home loans and insurance policies, the financial services operations continue to assist customers in need and service existing loans and insurance policies while complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. Because of these economic conditions, loan loss reserves were increased at the end of fiscal year 2020 and continue to be adjusted as considered appropriate.
Certain loans serviced by CountryPlace for investors expose the Company to cash flow decreases if customers do not make contractual monthly payments of principal and interest in a timely manner. Our primary investor, Ginnie Mae, permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. While monthly collections of principal and interest from borrowers has normally exceeded scheduled principal and interest payments owed to investors, this could be negatively impacted given various state and local emergency orders in light of COVID-19.

It is difficult to predict the future impacts of the COVID-19 pandemic on housing demand, employee availability, supply chain and Company performance and operations. The Company continues to focus on developing order volume growth opportunities by working to improve its production capabilities and adjusting product offerings. The Company strives to balance the production levels and workforce size with the demand for its product offerings to maximize efficiencies. The Company continually reviews wage rates of its production employees and has established other monetary incentive programs to ensure competitive compensation. The Company is also working to more extensively use on-line recruiting tools, update recruitment brochures and improve the appearance and appeal of its manufacturing facilities in order to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. Maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand. The Company faces a major challenge in overcoming labor-related difficulties in the COVID-19 environment to increase home production.
Results of Operations
Net Revenue.

	Three Months Ended
($ in thousands, except homes sold and revenue per home sold)	September 26, 2020	September 28, 2019	Change	% Change
Net revenue:
Factory-built housing	$240,967	$252,690	$(11,723)	(4.6)%
Financial services	17,009	15,985	1,024	6.4%
	$257,976	$268,675	$(10,699)	(4.0)%

Total homes sold	3,427	3,781	(354)	(9.4)%

Net factory-built housing revenue per home sold	$70,314	$66,832	$3,482	5.2%

	Six Months Ended
($ in thousands, except homes sold and revenue per home sold)	September 26, 2020	September 28, 2019	Change	% Change
Net revenue:
Factory-built housing	$479,057	$501,458	$(22,401)	(4.5)%
Financial services	33,720	31,259	2,461	7.9%
	$512,777	$532,717	$(19,940)	(3.7)%

Total homes sold	6,776	7,588	(812)	(10.7)%

Net factory-built housing revenue per home sold	$70,699	$66,086	$4,613	7.0%
In the factory-built housing segment, the decrease in Net revenue was primarily due to 9% and 11% lower home sales volume during the three and six months ended September 26, 2020, respectively. These declines were partially offset by higher home selling prices compared to the same periods last year. Note that Destiny Homes was purchased in August 2019 and Lexington Homes was closed in June 2020.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a manufacturing facility to the home-site. Retail home prices include these items plus retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Other factors include fluctuations in product mix, the result of home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home.

As discussed above, changes to the proportion of home sales among the distribution channels between reporting periods impact the overall net revenue per home sold. For the three and six months ended September 26, 2020, the Company sold 2,664 and 5,261 homes Wholesale, respectively, and 763 and 1,515 homes Retail, respectively. For the three and six months ended September 28, 2019, the Company sold 3,006 and 6,064 homes Wholesale, respectively, and 775 and 1,524 homes Retail, respectively.
Financial services segment revenue increased due to higher volume in home loan sales and more insurance policies in force in the current year compared to the prior year. Also, the three and six months ended September 26, 2020 include $0.7 million and $1.7 million, respectively, of unrealized gains on marketable equity securities in the insurance subsidiary's portfolio, compared to $0.2 million in unrealized gains in each of the prior year periods. These overall increases were partially offset by lower interest income earned on the acquired consumer loan portfolios that continue to amortize.
Gross Profit.

	Three Months Ended
($ in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Gross profit:
Factory-built housing	$46,155	$48,639	$(2,484)	(5.1)%
Financial services	7,386	9,828	(2,442)	(24.8)%
	$53,541	$58,467	$(4,926)	(8.4)%

Gross profit as % of Net revenue:
Consolidated	20.8%	21.8%	N/A	(1.0)%
Factory-built housing	19.2%	19.2%	N/A	—%
Financial services	43.4%	61.5%	N/A	(18.1)%

	Six Months Ended
($ in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Gross profit:
Factory-built housing	$93,147	$100,774	$(7,627)	(7.6)%
Financial services	15,717	17,991	(2,274)	(12.6)%
	$108,864	$118,765	$(9,901)	(8.3)%

Gross profit as % of Net revenue:
Consolidated	21.2%	22.3%	N/A	(1.1)%
Factory-built housing	19.4%	20.1%	N/A	(0.7)%
Financial services	46.6%	57.6%	N/A	(11.0)%
Factory-built housing Gross profit as a percentage of Net revenue for the three month period was flat as compared to the same period last year, and decreased for the six months ended September 26, 2020, primarily due to lower sales volume and production inefficiencies caused by the COVID-19 pandemic.
In the financial services segment, Gross profit as a percentage of Net revenue decreased as a result of higher weather-related claims volume at our insurance subsidiary and lower interest income earned on the acquired consumer loan portfolios that continue to amortize.

Selling, General and Administrative Expenses.

	Three Months Ended
($ in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$30,725	$31,580	$(855)	(2.7)%
Financial services	4,728	4,503	225	5.0%
	$35,453	$36,083	$(630)	(1.7)%

Selling, general and administrative expenses as % of Net revenue:	13.7%	13.4%	N/A	0.3%

	Six Months Ended
($ in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Selling, general and administrative expenses:
Factory-built housing	$61,462	$62,331	$(869)	(1.4)%
Financial services	9,314	9,016	298	3.3%
	$70,776	$71,347	$(571)	(0.8)%

Selling, general and administrative expenses as % of Net revenue:	13.8%	13.4%	N/A	0.4%
Selling, general and administrative expenses related to factory-built housing decreased between periods primarily from a reduction in legal expenses, partially offset by increased corporate-related expenses. During the three months ended September 26, 2020, the Company incurred $0.5 million in expenses related to the SEC inquiry. However, the Company also received a $0.8 million insurance recovery of prior expenses, resulting in a net benefit of $0.3 million during the period compared to $0.8 million in expense in the second quarter of fiscal year 2020. For the six months ended September 26, 2020, the Company recorded a net benefit of $0.2 million for SEC inquiry related expenses compared to $1.6 million in expense in the comparable prior year period.
Selling, general and administrative expenses related to financial services increased due to increases in salaries and employee related expenses.
Interest Expense.
Interest expense was $0.2 million and $0.3 million for the three months ended September 26, 2020 and September 28, 2019, respectively. For the six months ended September 26, 2020 and September 28, 2019, Interest expense was $0.4 million and $0.8 million, respectively. Interest expense consists primarily of debt service on the CountryPlace financings of manufactured home-only loans and interest related to finance leases. The decrease is primarily the result of a reduction in securitized bond interest expense, as the Company exercised its right to repurchase the 2007-1 securitized loan portfolio in August 2019, thereby eliminating the related interest expense. This decrease is partially offset by increases in interest expense from secured credit facilities at CountryPlace.
Other Income, net.
Other income, net was $1.7 million and $5.2 million for the three months ended September 26, 2020 and September 28, 2019, respectively. For the six months ended September 26, 2020 and September 28, 2019, Other income, net was $3.6 million and $8.0 million, respectively.
Other income primarily consists of realized and unrealized gains and losses on corporate marketable equity investments, interest income related to commercial loans receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment.

Other income, net, declined primarily due to a $3.4 million net gain on the sale of idle land that was recorded in the prior year period, as well as a reduction in interest earned in the current periods on cash and commercial loan receivables, given the lower interest rate environment. These declines were partially offset by increases in unrealized gains on corporate marketable equity securities.
Income tax expense.
Income tax expense was $4.5 million and $6.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively, for an effective income tax rate of 23.2% and 23.4%, respectively. Income tax expense for the six months ended September 26, 2020 and September 28, 2019 was $9.6 million and $12.5 million, respectively, for an effective income tax rate of 23.1% compared to an effective tax rate of 22.8% for the same period last year. The higher effective tax rate for the six month period was primarily due to lower tax benefits from the exercise of stock options, which provided a benefit of $0.7 million compared to the $0.9 million in the same period last year.
Liquidity and Capital Resources
The Company believes that cash and cash equivalents at September 26, 2020, together with cash flow from operations, will be sufficient to fund its operations and provide for growth for the next 12 months and into the foreseeable future. The Company maintains cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. The Company expects to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on the Company's liquidity and capital resources. Because of the Company's sufficient cash position, the Company has not historically sought external sources of liquidity, with the exception of certain credit facilities for its home-only lending programs. However, depending on the Company's operating results and strategic opportunities, it may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for the Company to reevaluate its long-term operating plans to make more efficient use of its existing capital resources. The exact nature of any changes to the Company's plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of the Company's control.
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
The following is a summary of the Company's cash flows for the six months ended September 26, 2020 and September 28, 2019, respectively:

	Six Months Ended
($ in thousands)	September 26, 2020	September 28, 2019	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$255,607	$199,869	$55,738
Net cash provided by operating activities	74,609	43,593	31,016
Net cash used in investing activities	(82)	(18,308)	18,226
Net cash used in financing activities	(865)	(19,345)	18,480
Cash, cash equivalents and restricted cash at end of the period	$329,269	$205,809	$123,460

Net cash provided by operating activities increased during the six months ended September 26, 2020 compared to the six months ended September 28, 2019 primarily due to more customer deposits received as a result of higher order rates, higher collections on accounts receivables and commercial loans receivables and the timing of payments on Accounts payable and Accrued expenses and other current liabilities.
Consumer loan originations increased by $2.1 million to $82.4 million for the six months ended September 26, 2020 from $80.3 million for the six months ended September 28, 2019. Proceeds from sales of consumer loans provided $80.6 million in cash, compared to $77.2 million in the previous year.
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
Investing activities consist of buying and selling bonds and marketable equity securities in our Financial Services segment and funding strategic growth acquisitions. The Company received $2.1 million more in net proceeds from investments for the six months ended September 26, 2020 compared to the same period last year, and Net cash for investing activities in the prior year was primarily used to fund the acquisition of Destiny Homes.
Financing activities used $18.5 million less cash during the period compared to the same period last year as the Company repurchased the 2007-1 securitized loan portfolio in August 2019.
The Company's finance subsidiary entered into secured credit facilities with independent third-party banks. The proceeds were used to facilitate the origination of consumer home-only loans to be held for investment, secured by the manufactured homes which were subsequently pledged as collateral to the facilities. Upon completion of the draw down periods, these facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. As of September 26, 2020, the outstanding balance of the converted loans was $9.8 million at a weighted average interest rate of 4.91%.
Contractual Commitments and Contingencies. There were no material changes to the contractual obligations as set forth in the Company's Annual Report on Form 10-K.
Critical Accounting Policies
On March 29, 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. The Company adopted the standard by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. Refer to Note 1 to the Consolidated Financial Statements for additional discussion. There have been no other significant changes to the Company's critical accounting policies during the six months ended September 26, 2020, as compared to those disclosed in Part II, Item 7 of the Company's Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

Other Matters
Related Party Transactions. See Note 19 to the Consolidated Financial Statements for a discussion of the Company's related party transactions.
Off Balance Sheet Arrangements
See Note 15 to the Consolidated Financial Statements for a discussion of the Company's off-balance sheet commitments, which discussion is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Principal Financial Officer concluded that, as of September 26, 2020, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 26, 2020, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in the Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended September 26, 2020, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the SEC's Los Angeles Regional Offices regarding securities trading in personal and Company accounts directed by the Company's former CEO, Joseph Stegmayer. The Audit Committee of the Board of Directors conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the Audit Committee shared the results of its work with the Company's auditors, listing exchange and with the SEC staff. The Company has also made documents and personnel available to the SEC staff and intends to continue cooperating with its investigation. The Company has been exploring the possibility of a settlement with the SEC staff in connection with the matter, but at this time, the Company is unable to estimate the amount of a potential loss, if any. The Company is hopeful that an amicable resolution can be reached in the coming months. As noted in the Company’s September 24, 2020 Form 8-K filing, the SEC staff that week issued a Wells Notice to Dan Urness, the Company's Chief Financial Officer and prior Principal Financial Officer and Principal Accounting Officer, in connection with its investigation, noting that it intends to recommend an enforcement action against him. Rather than have this be a distraction to the Company, Mr. Urness has gone on leave to focus on his response to the Wells Notice. Paul Bigbee, the Company’s Chief Accounting Officer since June 2020, is now serving as its Principal Financial Officer and Principal Accounting Officer.
As a result of the ongoing SEC investigation, the Company incurred $1.1 million in expenses and also received a $1.3 million insurance reimbursement of prior expenses, resulting in a net benefit of $0.2 million for the six months ended September 26, 2020 compared to $1.6 million in expenses during the six months ended September 28, 2019. The Company expects to continue to incur costs relating to this matter. During the third quarter of fiscal year 2019, the Company also reviewed the sufficiency of its insurance coverage and, based on that work, Cavco's Board of Directors made a decision to purchase additional director and officer ("D&O") liability insurance coverage with 22-month terms for a total premium of $15.3 million (which cost was evenly amortized over the terms of the policies). As a result, the Company recorded $4.2 million of additional D&O policy premium expense during each of the six months ended September 26, 2020 and September 28, 2019. With the conclusion of the amortization through the second quarter of fiscal year 2021, the additional D&O liability insurance premiums have now been fully amortized. D&O renewal premiums are now in the ordinary course of business.
Joseph D. Robles v. Cavco Industries, Inc., was filed in the Superior Court for the State of California, Riverside on June 25, 2019 and Malik Griffin v. Fleetwood Homes, Inc., was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019, seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations, including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks. All parties have agreed to jointly mediate both cases. The mediation is currently scheduled for January 27, 2021.
The Company is party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations after taking into account any existing reserves included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's consolidated financial position, liquidity or results of operations in any future reporting periods.

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
Item 5. Other Information
The following disclosure is provided pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K:
Item 5.02    Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On October 26, 2020, Paul Bigbee, 52, the Company’s Chief Accounting Officer, was appointed the Company’s Principal Financial Officer and Principal Accounting Officer.
Prior to joining the Company, Mr. Bigbee was Vice President, Financial Audit (2018 to 2019) for Caesars Entertainment in Las Vegas, Nevada. From 2006 to 2018, he held various positions of increasing responsibility at Starwood Hotels & Resorts in Scottsdale, Arizona, including: Controller, Global Sales & Marketing; Global Internal Audit Leader; Corporate Audit/Timeshare; and Senior Director, Financial Reporting and Development Support.
As previously disclosed on Form 8-K dated September 25, 2020, Dan Urness, the Company’s Chief Financial Officer and Principal Accounting Officer has taken a leave of absence. As of October 26, 2020, Mr. Urness is no longer designated the Company’s Principal Financial Officer and Principal Accounting Officer.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	President and Chief Executive Officer	October 30, 2020
William C. Boor	(Principal Executive Officer)

/s/ Paul Bigbee	Chief Accounting Officer	October 30, 2020
Paul Bigbee	(Principal Financial and Accounting Officer)