Form 10-Q
period 2020-12-26
CAVCO INDUSTRIES INC.
filed 2021-01-29
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 22, 2021, 9,192,237 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 26, 2020

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 26, 2020	March 28, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$327,487	$241,826
Restricted cash, current	12,802	13,446
Accounts receivable, net	40,932	42,800
Short-term investments	16,966	14,582
Current portion of consumer loans receivable, net	42,091	32,376
Current portion of commercial loans receivable, net	15,649	14,657
Current portion of commercial loans receivable from affiliates, net	3,363	766
Inventories	110,624	113,535
Prepaid expenses and other current assets	55,805	42,197
Total current assets	625,719	516,185
Restricted cash	335	335
Investments	35,485	31,557
Consumer loans receivable, net	39,501	49,928
Commercial loans receivable, net	16,563	23,685
Commercial loans receivable from affiliates, net	4,171	7,457
Property, plant and equipment, net	78,493	77,190
Goodwill	75,090	75,090
Other intangibles, net	14,550	15,110
Operating lease right-of-use assets	16,659	13,894
Total assets	$906,566	$810,431
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,176	$29,924
Accrued expenses and other current liabilities	186,026	139,930
Current portion of secured credit facilities and other	2,140	2,248
Total current liabilities	213,342	172,102
Operating lease liabilities	13,827	10,743
Secured credit facilities and other	10,847	12,705
Deferred income taxes	6,809	7,295
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Outstanding 9,192,237 and 9,173,242 shares, respectively	92	92
Additional paid-in capital	255,664	252,260
Retained earnings	405,835	355,144
Accumulated other comprehensive income	150	90
Total stockholders' equity	661,741	607,586
Total liabilities and stockholders' equity	$906,566	$810,431
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenue	$288,772	$273,722	$801,549	$806,439
Cost of sales	229,534	213,867	633,447	627,819
Gross profit	59,238	59,855	168,102	178,620
Selling, general and administrative expenses	35,414	36,844	106,190	108,191
Income from operations	23,824	23,011	61,912	70,429
Interest expense	(177)	(490)	(567)	(1,278)
Other income, net	2,243	2,211	5,821	10,198
Income before income taxes	25,890	24,732	67,166	79,349
Income tax expense	(6,189)	(3,834)	(15,742)	(16,284)
Net income	$19,701	$20,898	$51,424	$63,065

Comprehensive income:
Net income	$19,701	$20,898	$51,424	$63,065
Reclassification adjustment for securities sold or matured	(13)	15	20	17
Applicable income taxes	3	(3)	(4)	(4)
Net change in unrealized position of investments held	(6)	(14)	56	126
Applicable income taxes	1	3	(12)	(26)
Comprehensive income	$19,686	$20,899	$51,484	$63,178

Net income per share:
Basic	$2.14	$2.29	$5.60	$6.91
Diluted	$2.12	$2.25	$5.54	$6.81
Weighted average shares outstanding:
Basic	9,190,254	9,138,202	9,182,491	9,120,241
Diluted	9,295,553	9,293,941	9,285,238	9,259,203

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 26, 2020	December 28, 2019
OPERATING ACTIVITIES
Net income	$51,424	$63,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,735	4,208
Provision for credit losses	(1,082)	138
Deferred income taxes	(272)	1,407
Stock-based compensation expense	2,935	2,268
Non-cash interest income, net	(2,984)	(1,134)
Loss (gain) on sale or retirement of property, plant and equipment, net	220	(3,416)
Gain on investments and sale of loans, net	(14,964)	(11,801)
Changes in operating assets and liabilities:
Accounts receivable	1,868	2,196
Consumer loans receivable originated	(124,058)	(121,637)
Proceeds from sales of consumer loans	122,597	117,127
Principal payments received on consumer loans receivable	10,720	7,816
Inventories	2,911	11,567
Prepaid expenses and other current assets	10,913	(676)
Commercial loans receivable	6,444	487
Accounts payable and accrued expenses and other current liabilities	20,159	(3,295)
Net cash provided by operating activities	91,566	68,320
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,816)	(6,487)
Payments for acquisition, net	—	(15,937)
Proceeds from sale of property, plant and equipment	118	73
Purchases of investments	(14,056)	(4,648)
Proceeds from sale of investments	14,656	8,126
Net cash used in investing activities	(5,098)	(18,873)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	469	226
Proceeds from secured financings and other	64	76
Payments on securitized financings and other	(1,984)	(19,360)
Net cash used in financing activities	(1,451)	(19,058)
Net increase in cash, cash equivalents and restricted cash	85,017	30,389
Cash, cash equivalents and restricted cash at beginning of the fiscal year	255,607	199,869
Cash, cash equivalents and restricted cash at end of the period	$340,624	$230,258
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,111	$15,901
Cash paid for interest	$371	$604
Supplemental disclosures of noncash activity:
GNMA loans eligible for repurchase	$21,366	$2,442
Right-of-use assets recognized	$5,692	$14,322
Operating lease obligations incurred	$5,692	$14,347
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified to conform to current period classification. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no subsequent events requiring disclosure. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K for the year ended March 28, 2020 filed with the SEC on May 27, 2020 ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements ("Notes"). The uncertainty created by the novel coronavirus COVID-19 ("COVID-19") has made such estimates more difficult and subjective. Due to that and other uncertainties, actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year will end on April 3, 2021 and will include 53 weeks.
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 20 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community owners and developers and through our 40 Company-owned retail stores. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.

Recently Issued or Adopted Accounting Standards.
On March 29, 2020, we adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and requires a forward-looking impairment model based on expected losses rather than incurred losses. We adopted the standard by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the accounting standard in effect for the applicable prior periods. The cumulative effect of the changes made to our consolidated balance sheet at March 29, 2020 for the adoption of ASU 2016-13 was $733,000, net of taxes. The application of ASU 2016-13 increased our allowance for loan losses by $435,000 for commercial loans receivable and $528,000 for non-acquired consumer loans receivable. It had an insignificant impact to our allowance for credit losses for Accounts receivable, net.
ASU 2016-13 was adopted using the prospective transition approach for acquired consumer loans receivable assets that were previously accounted for under FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). We determined that $1.7 million of the existing purchase discount for acquired consumer loans was related to credit factors and was reclassified to the allowance for loan loss upon adoption. The remaining discount on the acquired consumer loans was determined to be related to non-credit factors and will be accreted into interest income over the life of the loans.
For a description of other significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.
2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Factory-built housing
U.S. Housing and Urban Development code homes	$222,684	$208,966	$609,853	$619,001
Modular homes	26,059	24,508	67,325	63,327
Park model RVs	8,296	10,219	31,045	34,831
Other	13,783	13,413	41,656	41,405
Net revenue from factory-built housing	270,822	257,106	749,879	758,564
Financial services
Insurance agency commissions received from third-party insurance companies	840	783	2,387	2,212
Other	17,110	15,833	49,283	45,663
Net revenue from financial services	17,950	16,616	51,670	47,875
Total Net revenue	$288,772	$273,722	$801,549	$806,439

3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	December 26, 2020	March 28, 2020
Cash related to CountryPlace customer payments to be remitted to third parties	$11,889	$12,740
Other restricted cash	1,248	1,041
	$13,137	$13,781
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	December 26, 2020	March 28, 2020	December 28, 2019	March 30, 2019
Cash and cash equivalents	$327,487	$241,826	$216,882	$187,370
Restricted cash, current	12,802	13,446	13,026	12,148
Restricted cash	335	335	350	351
Cash, cash equivalents and restricted cash per statement of cash flows	$340,624	$255,607	$230,258	$199,869
4. Investments
Investments consisted of the following (in thousands):

	December 26, 2020	March 28, 2020
Available-for-sale debt securities	$16,673	$14,774
Marketable equity securities	13,987	9,829
Non-marketable equity investments	21,791	21,536
	52,451	46,139
Less current portion	(16,966)	(14,582)
	$35,485	$31,557
Investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of December 26, 2020 and March 28, 2020, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.

The following tables summarize our available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	December 26, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$5,209	$45	$(17)	$5,237
State and political subdivision debt securities	6,156	151	(1)	6,306
Corporate debt securities	5,117	15	(2)	5,130
	$16,482	$211	$(20)	$16,673

	March 28, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$5,400	$69	$(26)	$5,443
State and political subdivision debt securities	4,239	134	(3)	4,370
Corporate debt securities	5,021	5	(65)	4,961
	$14,660	$208	$(94)	$14,774
The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	December 26, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$342	$(9)	$460	$(8)	$802	$(17)
State and political subdivision debt securities	321	(1)	—	—	321	(1)
Corporate debt securities	805	(2)	—	—	805	(2)
	$1,468	$(12)	$460	$(8)	$1,928	$(20)

	March 28, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$133	$—	$1,779	$(26)	$1,912	$(26)
State and political subdivision debt securities	601	(2)	101	(1)	702	(3)
Corporate debt securities	3,747	(65)	—	—	3,747	(65)
	$4,481	$(67)	$1,880	$(27)	$6,361	$(94)
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of December 26, 2020. Further, we do not intend to sell the investments, and it is more likely than not that we will not be required to sell the investments, before recovery of their amortized cost.

The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	December 26, 2020
	Amortized Cost	Fair Value
Due in less than one year	$601	$603
Due after one year through five years	8,335	8,375
Due after five years through ten years	1,025	1,097
Due after ten years	1,312	1,361
Mortgage-backed securities	5,209	5,237
	$16,482	$16,673
We recognize investment gains and losses on available-for-sale debt securities when we sell or otherwise dispose of securities using the specific identification method. For the three and nine months ended December 26, 2020, there were no gross gains realized on the sale of available-for-sale debt securities and gross losses realized were $1,000 and $6,000, respectively. There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three and nine months ended December 28, 2019.
We recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Marketable equity securities:
Net gains on securities held	$1,857	$764	$5,132	$2,066
Net gains on securities sold	151	13	157	11
	$2,008	$777	$5,289	$2,077
5. Inventories
Inventories consisted of the following (in thousands):

	December 26, 2020	March 28, 2020
Raw materials	$45,821	$35,691
Work in process	16,223	13,953
Finished goods	48,580	63,891
	$110,624	$113,535

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	December 26, 2020	March 28, 2020
Loans held for investment (at Acquisition Date, defined below)	$33,726	$37,779
Loans held for investment (originated after Acquisition Date)	17,873	20,140
Loans held for sale	22,014	14,671
Construction advances	13,923	13,400
	87,536	85,990
Deferred financing fees and other, net	(2,525)	(1,919)
Allowance for loan losses	(3,419)	(1,767)
	81,592	82,304
Less current portion	(42,091)	(32,376)
	$39,501	$49,928
The Company acquired consumer loans receivable as part of the acquisition of Palm Harbor Homes, Inc. in April 2011 ("Acquisition Date"). The allowance for loan losses reflects our judgment of the probable loss exposure on loans held for investment. On March 29, 2020 we adopted ASU 2016-13 using the prospective transition approach for acquired consumer loans receivable assets that were previously accounted for under ASC 310-30. We determined that $1.7 million of the existing purchase discount for such consumer loans was related to credit factors and was reclassified to the allowance for loan losses upon adoption. The remaining discount on the acquired consumer loans was determined to be related to non-credit factors and will be accreted into interest income over the life of the loans.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Allowance for loan losses at beginning of period	$3,910	$415	$1,767	$415
Impact of adoption of ASU 2016-13	—	—	2,276	—
Change in estimated loan losses, net	(491)	16	(424)	16
Charge-offs	—	—	(200)	—
Recoveries	—	—	—	—
Allowance for loan losses at end of period	$3,419	$431	$3,419	$431
The consumer loans held for investment had the following characteristics:

	December 26, 2020	March 28, 2020
Weighted average contractual interest rate	8.4%	8.4%
Weighted average effective interest rate	9.5%	9.3%
Weighted average months to maturity	159	164

The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	December 26, 2020	March 28, 2020
Current	$84,200	$83,861
31 to 60 days	834	547
61 to 90 days	178	307
91+ days	2,324	1,275
	$87,536	$85,990
The following table disaggregates CountryPlace's gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	December 26, 2020
	2021	2020	2019	2018	2017	Prior	Total	March 28, 2020
Prime- FICO score 680 and greater	$21,087	$4,191	$1,832	$996	$1,761	$24,582	$54,449	$55,513
Near Prime- FICO score 620-679	11,502	4,074	1,809	1,141	614	10,875	30,015	27,767
Sub-Prime- FICO score less than 620	426	54	—	—	85	1,786	2,351	2,142
No FICO score	151	—	28	—	—	542	721	568
	$33,166	$8,319	$3,669	$2,137	$2,460	$37,785	$87,536	$85,990
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of December 26, 2020, 37% of the outstanding principal balance of consumer loans receivable portfolio was concentrated in Texas and 20% was concentrated in Florida. As of March 28, 2020, 36% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 16% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 26, 2020 or March 28, 2020.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. Repossessed homes totaled approximately $162,000 and $1.5 million as of December 26, 2020 and March 28, 2020, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $606,000 and $560,000 as of December 26, 2020 and March 28, 2020, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of two classes: (i) direct financing arrangements for the home product needs of our independent distributors, community owners and developers; and (ii) amounts loaned by us under participation financing programs.
Under the terms of the direct programs, we provide funds for financed home purchases by distributors, community owners and developers. The notes are secured by the homes as collateral and, in some instances, other security. Other terms of direct arrangements vary, depending on the needs of the borrower and the opportunity for the Company.

Under the terms of the participation programs, we provide loans to independent floor plan lenders that then lend to distributors to finance their inventory purchases. The participation commercial loans receivables are unsecured general obligations of the independent floor plan lenders.
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	December 26, 2020	March 28, 2020
Direct loans receivable	$40,653	$47,058
Participation loans receivable	105	144
Allowance for loan losses	(765)	(393)
Deferred financing fees, net	(247)	(244)
	39,746	46,565
Less current portion of commercial loans receivable (including from affiliates), net	(19,012)	(15,423)
	$20,734	$31,142
The commercial loans receivable balance had the following characteristics:

	December 26, 2020	March 28, 2020
Weighted average contractual interest rate	6.1%	5.7%
Weighted average months to maturity	11	10
The risk of loss is spread over numerous borrowers. Borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. Historically, we have been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. We evaluate the potential for loss from the commercial loan programs based on the borrower's risk rating, overall financial stability, historical experience and estimates of other economic factors. We have included considerations related to the COVID-19 pandemic when assessing our risk of loan loss and setting reserve amounts for the commercial finance portfolio as of December 26, 2020.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Balance at beginning of period	$789	$163	$393	$180
Impact of adoption of ASU 2016-13	—	—	435	—
Change in estimated loan losses, net	(24)	(1)	(63)	(18)
Loans charged off, net of recoveries	—	—	—	—
Balance at end of period	$765	$162	$765	$162

The following table disaggregates our commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	December 26, 2020
	2021	2020	2019	2018	2017	Total	March 28, 2020
Risk profile based on payment activity:
Performing	$22,708	$10,394	$3,954	$2,180	$1,522	$40,758	$47,016
Watch list	—	—	—	—	—	—	186
Nonperforming	—	—	—	—	—	—	—
	$22,708	$10,394	$3,954	$2,180	$1,522	$40,758	$47,202
At December 26, 2020, there were no commercial loans 90 days or more past due that were still accruing interest and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of December 26, 2020, 10.0% of our outstanding commercial loans receivable principal balance was concentrated in Arizona. As of March 28, 2020, 11.0% of the outstanding commercial loans receivable principal balance was concentrated in California. No other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 26, 2020 or March 28, 2020.
We had concentrations with one independent third-party and its affiliates that equaled 16.8% and 21.0% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of December 26, 2020 and March 28, 2020, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	December 26, 2020	March 28, 2020
Property, plant and equipment, at cost:
Land	$26,862	$26,827
Buildings and improvements	54,710	52,011
Machinery and equipment	33,163	30,984
	114,735	109,822
Accumulated depreciation	(36,242)	(32,632)
	$78,493	$77,190
Depreciation expense was $1.4 million for each of the three month periods ended December 26, 2020 and December 28, 2019. Depreciation expense for the nine months ended December 26, 2020 and December 28, 2019 was $4.2 million and $3.8 million, respectively.
Included in the amounts above are certain assets under finance leases. See Note 9 of the Notes to the Consolidated Financial Statements included in the Form 10-K for additional information.
9. Leases
We lease certain production and retail locations, office space and equipment. During the period ended December 26, 2020, we executed various lease renewals, including a five-year extension at one of our active manufacturing facilities, which increased the right of use asset and lease liability.

The present value of minimum payments for future fiscal years under non-cancelable leases as of December 26, 2020 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2021	$1,051	$19	$1,070
2022	4,182	73	4,255
2023	3,854	73	3,927
2024	3,503	73	3,576
2025	2,706	73	2,779
2026	2,799	49	2,848
Thereafter	2,206	—	2,206
	20,301	360	20,661
Less amount representing interest	(2,392)	(41)	(2,433)
	17,909	319	18,228
Less current portion	(4,082)	(71)	(4,153)
	$13,827	$248	$14,075
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	December 26, 2020			March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$75,090	$—	$75,090	$75,090	$—	$75,090
Trademarks and trade names	8,900	—	8,900	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	85,090	—	85,090	85,090	—	85,090
Finite-lived:
Customer relationships	11,300	(6,938)	4,362	11,300	(6,463)	4,837
Other	1,424	(1,236)	188	1,424	(1,151)	273
	$97,814	$(8,174)	$89,640	$97,814	$(7,614)	$90,200
Amortization expense recognized on intangible assets was $186,000 and $188,000 for the three months ended December 26, 2020 and December 28, 2019, respectively. Amortization expense recognized on intangible assets was $560,000 and $419,000 for the nine months ended December 26, 2020 and December 28, 2019, respectively.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 26, 2020	March 28, 2020
Customer deposits	$34,373	$22,055
Salaries, wages and benefits	32,338	25,885
Company repurchase options on certain loans sold	29,104	7,444
Unearned insurance premiums	21,223	20,614
Estimated warranties	17,996	18,678
Accrued volume rebates	12,063	9,801
Accrued self-insurance	5,661	5,112
Insurance loss reserves	5,351	5,582
Operating lease liabilities	4,082	4,170
Reserve for repurchase commitments	2,281	2,679
Accrued taxes	2,212	1,908
Other	19,342	16,002
	$186,026	$139,930
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Balance at beginning of period	$17,805	$18,563	$18,678	$17,069
Purchase accounting additions	—	—	—	1,192
Charged to costs and expenses	7,724	7,269	20,303	21,855
Payments and deductions	(7,533)	(7,873)	(20,985)	(22,157)
Balance at end of period	$17,996	$17,959	$17,996	$17,959
13. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consist of secured credit facilities at our finance subsidiary and lease obligations for which it is expected that we will obtain ownership of the leased assets at the end of their lease term. The following table summarizes debt and finance lease obligations (in thousands):

	December 26, 2020	March 28, 2020
Secured credit facilities	$8,825	$10,474
Other secured financings	3,843	4,113
Finance lease obligations	319	366
	12,987	14,953
Less current portion	(2,140)	(2,248)
	$10,847	$12,705

CountryPlace entered into secured credit facilities with independent third-party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods, which have now expired. The proceeds were used to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down periods, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program was 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. The outstanding balance of the converted loans was $8.8 million as of December 26, 2020 and $10.5 million as of March 28, 2020, with a weighted average interest rate of 4.91%.
See Note 9 of the Notes to the Consolidated Financial Statements included in the Form 10-K for further discussion of the finance lease obligations.
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	December 26, 2020		December 28, 2019
	Written	Earned	Written	Earned
Direct premiums	$5,420	$5,429	$4,654	$4,756
Assumed premiums—nonaffiliated	6,541	7,195	5,918	6,676
Ceded premiums—nonaffiliated	(3,146)	(3,146)	(3,071)	(3,071)
	$8,815	$9,478	$7,501	$8,361

	Nine Months Ended
	December 26, 2020		December 28, 2019
	Written	Earned	Written	Earned
Direct premiums	$16,100	$15,759	$13,866	$13,979
Assumed premiums—nonaffiliated	21,787	21,028	20,191	19,703
Ceded premiums—nonaffiliated	(9,201)	(9,201)	(9,087)	(9,087)
	$28,686	$27,586	$24,970	$24,595
Typical insurance policies written or assumed by Standard Casualty have a maximum coverage of $300,000 per claim, of which Standard Casualty cedes $150,000 of the risk of loss per reinsurance. Therefore, Standard Casualty's risk of loss is limited to $150,000 per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable by Standard Casualty through reinsurance for catastrophic losses in excess of $2 million per occurrence, up to a maximum of $55 million in the aggregate.
15. Commitments and Contingencies
Repurchase Contingencies. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor.

The maximum amount for which we were liable under such agreements approximated $70.8 million and $79.3 million at December 26, 2020 and March 28, 2020, respectively, without a reduction for the resale value of the homes. We apply ASC 460, Guarantees, and ASC 450-20, Loss Contingencies, to account for the repurchase commitment liability. We had a reserve for repurchase commitments of $2.3 million and $2.7 million at December 26, 2020 and March 28, 2020, respectively.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 26, 2020	March 28, 2020
Construction loan contract amount	$41,763	$31,136
Cumulative advances	(13,923)	(13,400)
	$27,840	$17,736
Representations and Warranties of Mortgages Sold. CountryPlace sells loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finances certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, CountryPlace provides to the GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. Upon a breach of a representation, CountryPlace may be required to repurchase the loan or to indemnify a party for incurred losses. During the nine months ended December 26, 2020, the Company executed indemnification agreements to cover 20% of the losses experienced over the next two years related to five loans that were impacted by COVID-19. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.3 million as of December 26, 2020 and $1.0 million as of March 28, 2020, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. There were no claim requests that resulted in the repurchase of a loan during the nine months ended December 26, 2020.
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
As of December 26, 2020, CountryPlace had outstanding IRLCs with a notional amount of $24.5 million, which are recorded at fair value in accordance with ASC 815, Derivatives and Hedging. During the three months ended December 26, 2020 and December 28, 2019, we recognized gains of $57,000 and losses of $5,000, respectively, on outstanding IRLCs. During the nine months ended December 26, 2020 and December 28, 2019, we recognized losses of $87,000 and $8,000, respectively, on outstanding IRLCs.

Forward Sales Commitments. CountryPlace manages the risk profiles of a portion of its outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments. As of December 26, 2020, CountryPlace had $68.9 million in outstanding notional forward sales of MBSs and forward sales commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of forward sales of MBS and whole loan sale commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the three months ended December 26, 2020 and December 28, 2019, we recognized losses of $318,000 and gains of $79,000, respectively, on forward sales of MBS and whole loan sale commitments. During the nine months ended December 26, 2020 and December 28, 2019, we recognized gains of $816,000 and $163,000,respectively, on forward sales of MBS and whole loan sale commitments.
Legal Matters. Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the SEC's Los Angeles Regional Office regarding securities trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. The Audit Committee of the Board of Directors conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the Audit Committee shared the results of its work with the Company's auditors, listing exchange and the SEC staff. We have also made documents and personnel available to the SEC staff and we intend to continue cooperating with its investigation. We have been exploring the possibility of a settlement with the SEC staff but, at this time, we are unable to assess the probability of that outcome or reasonably estimate the amount of a potential loss, if any.
Joseph D. Robles v. Cavco Industries, Inc. ("Robles"), was filed in the Superior Court for the State of California, Riverside on June 25, 2019 and Malik Griffin v. Fleetwood Homes, Inc. ("Griffin"), was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019, each seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks. On November 24, 2020, Robles dismissed his separate action in the Riverside County Superior Court and Griffin filed an amended complaint adding Robles as a named plaintiff to the action in the San Bernardino County Superior Court. A joint mediation occurred on January 27, 2021 where the Parties failed to reach a settlement or resolution to the matter
The Company is party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on our consolidated financial position, liquidity or results of operations after taking into account any existing reserves included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

16. Stockholders' Equity
The following table represents changes in stockholders' equity for each quarterly period during the nine months ended December 26, 2020 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2020	9,173,242	$92	$252,260	$355,144	$90	$607,586
Cumulative effect of implementing ASU 2016-13, net	—	—	—	(733)	—	(733)
Net income	—	—	—	16,674	—	16,674
Issuance of common stock under stock incentive plans	3,822	—	(533)	—	—	(533)
Stock-based compensation	—	—	945	—	—	945
Other comprehensive income, net	—	—	—	—	68	68
Balance, June 27, 2020	9,177,064	$92	$252,672	$371,085	$158	$624,007
Net income	—	—	—	15,049	—	15,049
Issuance of common stock under stock incentive plans	11,098	—	522	—	—	522
Stock-based compensation	—	—	1,103	—	—	1,103
Other comprehensive income, net	—	—	—	—	7	7
Balance, September 26, 2020	9,188,162	$92	$254,297	$386,134	$165	$640,688
Net income	—	—	—	19,701	—	19,701
Issuance of common stock under stock incentive plans	4,075	—	480	—	—	480
Stock-based compensation	—	—	887	—	—	887
Other comprehensive loss, net	—	—	—	—	(15)	(15)
Balance, December 26, 2020	9,192,237	$92	$255,664	$405,835	$150	$661,741

The following table represents changes in stockholders' equity for each quarterly period during the nine months ended December 28, 2019 (dollars in thousands):

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2019	9,098,320	$91	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	21,282	—	21,282
Issuance of common stock under stock incentive plans	13,304	—	(1,252)	—	—	(1,252)
Stock-based compensation	—	—	630	—	—	630
Other comprehensive income, net	—	—	—	—	89	89
Balance, June 29, 2019	9,111,624	$91	$248,825	$301,360	$61	$550,337
Net income	—	—	—	20,885	—	20,885
Issuance of common stock under stock incentive plans	15,842	—	941	—	—	941
Stock-based compensation	—	—	818	—	—	818
Other comprehensive loss, net	—	—	—	—	23	23
Balance, September 28, 2019	9,127,466	$91	$250,584	$322,245	$84	$573,004
Net income	—	—	—	20,898	—	20,898
Issuance of common stock under stock incentive plans	13,725	—	537	—	—	537
Stock-based compensation	—	—	820	—	—	820
Other comprehensive income, net	—	—	—	—	1	1
Balance, December 28, 2019	9,141,191	$91	$251,941	$343,143	$85	$595,260

17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net income	$19,701	$20,898	$51,424	$63,065
Weighted average shares outstanding:
Basic	9,190,254	9,138,202	9,182,491	9,120,241
Effect of dilutive securities	105,299	155,739	102,747	138,962
Diluted	9,295,553	9,293,941	9,285,238	9,259,203
Net income per share:
Basic	$2.14	$2.29	$5.60	$6.91
Diluted	$2.12	$2.25	$5.54	$6.81
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 26, 2020 and December 28, 2019 were 26,601 and 14,482, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended December 26, 2020 and December 28, 2019 were 26,357 and 29,971, respectively. In addition, outstanding restricted share awards excluded from the calculation of diluted earnings per share because the underlying performance criteria had not been met were 14,405 for the three and nine months ended December 26, 2020, and 7,305 for the three and nine months ended December 28, 2019.
18. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	December 26, 2020		March 28, 2020
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$16,673	$16,673	$14,774	$14,774
Marketable equity securities	13,987	13,987	9,829	9,829
Non-marketable equity investments	21,791	21,791	21,536	21,536
Consumer loans receivable	81,592	96,313	82,304	97,395
Interest rate lock commitment derivatives	77	77	164	164
Forward loan sale commitment derivatives	(195)	(195)	(1,011)	(1,011)
Commercial loans receivable	39,746	38,300	46,565	46,819
Secured financings and other	(12,987)	(12,493)	(14,953)	(15,592)
See Note 19, Fair Value Measurements and the Fair Value of Financial Instruments caption in Note 1, Summary of Significant Accounting Policies in the Form 10-K for more information on the methodologies we use in determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 26, 2020
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$5,237	$—	$5,237	$—
State and political subdivision debt securities (1)	6,306	—	6,306	—
Corporate debt securities (1)	5,130	—	5,130	—
Marketable equity securities (2)	13,987	13,987	—	—
Interest rate lock commitment derivatives (3)	77	—	—	77
Forward loan sale commitment derivatives (3)	(195)	—	—	(195)
Mortgage servicing rights (4)	831	—	—	831

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Residential mortgage-backed securities (1)	$5,443	$—	$5,443	$—
State and political subdivision debt securities (1)	4,370	—	4,370	—
Corporate debt securities (1)	4,961	—	4,961	—
Marketable equity securities (2)	9,829	9,829	—	—
Interest rate lock commitment derivatives (3)	164	—	—	164
Forward loan sale commitment derivatives (3)	(1,011)	—	—	(1,011)
Mortgage servicing rights (4)	1,225	—	—	1,225
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
No transfers between Level 1, Level 2 or Level 3 occurred during the nine months ended December 26, 2020.
Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis are summarized below (in thousands):

	December 26, 2020
	Total	Level 1	Level 2	Level 3
Loans held for investment	$59,167	$—	$—	$59,167
Loans held for sale	23,223	—	—	23,223
Construction advances	13,923	—	—	13,923
Commercial loans receivable	38,300	—	—	38,300
Secured financings and other	(12,493)	—	(12,493)	—
Non-marketable equity investments	21,791	—	—	21,791

	March 28, 2020
	Total	Level 1	Level 2	Level 3
Loans held for investment	$68,503	$—	$—	$68,503
Loans held for sale	15,492	—	—	15,492
Construction advances	13,400	—	—	13,400
Commercial loans receivable	46,819	—	—	46,819
Secured financings and other	(15,592)	—	(15,592)	—
Non-marketable equity investments	21,536	—	—	21,536
No impairment charges were recorded during the nine months ended December 26, 2020.
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

	December 26, 2020	March 28, 2020
Number of loans serviced with MSRs	4,663	4,688
Weighted average servicing fee (basis points)	31.81	31.12
Capitalized servicing multiple	44.23%	67.19%
Capitalized servicing rate (basis points)	14.07	20.91
Serviced portfolio with MSRs (in thousands)	$590,433	$585,777
MSRs (in thousands)	$831	$1,225
19. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail locations. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three months ended December 26, 2020 and December 28, 2019, the total amount of sales to related parties was $11.2 million and $13.3 million, respectively. For the nine months ended December 26, 2020 and December 28, 2019, the total amount of sales to related parties was $34.2 million and $37.1 million, respectively. As of December 26, 2020, receivables from related parties included $3.9 million of accounts receivable and $7.5 million of commercial loans outstanding. As of March 28, 2020, receivables from related parties included $1.7 million of accounts receivable and $8.2 million of commercial loans outstanding.
20. Acquisition of Destiny Homes
On August 2, 2019, the Company purchased certain manufactured housing assets and assumed certain liabilities of Destiny Homes, which operates one manufacturing facility located in Moultrie, Georgia and produces and distributes manufactured and modular homes through a network of independent retailers in the Southeastern United States, further expanding our reach. We finalized the purchase price allocation and have not made any purchase accounting adjustments during fiscal year 2021.

Pro Forma Impact of Acquisition. The following table presents supplemental pro forma information as if the acquisition of Destiny Homes had occurred on March 31, 2019 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenue	$288,772	$273,722	$801,549	$817,674
Net income	19,701	20,898	51,424	63,868
Diluted net income per share	2.12	2.25	5.54	6.90
21. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail systems-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table details Net revenue and Income before income taxes by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenue:
Factory-built housing	$270,822	$257,106	$749,879	$758,564
Financial services	17,950	16,616	51,670	47,875
	$288,772	$273,722	$801,549	$806,439

Income before income taxes:
Factory-built housing	$18,752	$19,247	$54,654	$66,023
Financial services	7,138	5,485	12,512	13,326
	$25,890	$24,732	$67,166	$79,349

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; operational and legal risks; how the Company may be affected by the novel coronavirus COVID-19 ("COVID-19") pandemic; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; market interest rates and Company investments and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed in Risk Factors in Part I, Item 1A of our 2020 Annual Report on Form 10-K ("Form 10-K").
Introduction
The following should be read in conjunction with Cavco Industries, Inc. and its subsidiaries' (collectively, "we," "us," "our," the "Company" or "Cavco") Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to our Consolidated Financial Statements.
Company Overview
Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. We are also one of the leading producers of park model RVs, vacation cabins and systems-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co., provides property and casualty insurance to owners of manufactured homes.

We operate 20 homebuilding production lines located in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas and Moultrie, Georgia; and Ocala and Plant City, Florida. The majority of the homes produced are sold to, and distributed by, independently owned and controlled retail operations located throughout the United States and Canada. In addition, our homes are sold through 40 Company-owned U.S. retail locations.
In April 2020, the Company shut down production and closed its Lexington, Mississippi manufacturing facility, finalizing production in June 2020. However, we remain available to serve wholesale customers previously served by the Lexington facility from our other production lines in the southeast. The production facility has been placed on the market for sale.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments decreased 1.3% for the first 11 months of calendar year 2020 compared to the same period in the prior year. The industry offers solutions to the affordable housing crisis and these shipment numbers have not represented demand; instead, they represent the industry's ability to produce in the current environment. The average price per square foot for a manufactured home is lower than a site-built home. Also, based on the relatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability.
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
We seek out niche market opportunities where our diverse product lines and custom building capabilities provide a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs and sustainability.
We maintain a conservative cost structure in an effort to build added value into our homes and we work diligently to maintain a solid financial position. Our balance sheet strength, including the position in cash and cash equivalents, helps avoid liquidity problems and enables us to act effectively as market opportunities or challenges present themselves.
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community owners and developers. In addition, we provide loans to independent floor plan lenders that then lend to distributors to finance their inventory purchases (see Note 7 to the Consolidated Financial Statements). Our involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, community owners and developers and provides additional opportunity for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they do expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners. We have included considerations related to the COVID-19 pandemic when assessing the risks of loan loss and setting reserve amounts for the commercial finance portfolio.

The lack of an efficient secondary market for manufactured home-only loans and the limited number of institutions providing such loans results in higher borrowing costs for home-only loans and continues to constrain industry growth. We work directly with other industry participants to develop secondary market opportunities for manufactured home-only loan portfolios and expand lending availability in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. Our mortgage subsidiary also develops and invests in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our financial services segment, as well as provide a means that could lead to increased home sales for our factory-built housing operations.
COVID-19 Impact and Strategy
In March 2020, the World Health Organization declared COVID-19 a global pandemic. As our business was considered essential, we continued to operate substantially all of our homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. We have worked to minimize exposure and transmission risks by implementing enhanced facility cleaning, social distancing and related protocols while continuing to serve our customers. Operational efficiencies declined due to managing higher and largely unpredictable factory employee absenteeism, hiring challenges and building material supply shortages. Accordingly, our total average plant capacity utilization rate was approximately 75% during the third fiscal quarter of 2021, which has improved from approximately 65% during the second fiscal quarter of 2021, but is lower than pre-pandemic levels of more than 80%.
Sales order activity remained exceptionally strong during the third fiscal quarter of 2021 to the point where home sales order rates were nearly 65% higher than the comparable prior year quarter. Increased order volume is the result of a higher number of well-qualified home buyers making purchase decisions, supported by reduced home loan interest rates. Increased orders outpaced the challenging production environment during the quarter, raising order backlogs 310% to $472 million at December 26, 2020, compared to $115 million at December 28, 2019 and $321 million at September 26, 2020. The backlog of home orders excludes orders that have been paused or canceled at the request of the customer. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders.
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

It is difficult to predict the future impacts of the COVID-19 pandemic on housing demand, employee availability, supply chain and Company performance and operations. We continue to focus on developing order volume growth opportunities by working to improve our production capabilities and adjusting product offerings. We strive to balance the production levels and workforce size with the demand for our product offerings to maximize efficiencies. We continually review wage rates of our production employees and have established other monetary incentive programs to ensure competitive compensation. We are also working to more extensively use online recruiting tools, update recruitment brochures and improve the appearance and appeal of our manufacturing facilities in order to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. Maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand. We face a major challenge in overcoming labor-related difficulties in the COVID-19 environment to increase home production.
Results of Operations
Net Revenue.

	Three Months Ended
($ in thousands, except revenue per home sold)	December 26, 2020	December 28, 2019	Change
Net revenue:
Factory-built housing	$270,822	$257,106	$13,716	5.3%
Financial services	17,950	16,616	1,334	8.0%
	$288,772	$273,722	$15,050	5.5%

Total homes sold	3,603	3,865	(262)	(6.8)%

Net factory-built housing revenue per home sold	$75,166	$66,522	$8,644	13.0%

	Nine Months Ended
($ in thousands, except revenue per home sold)	December 26, 2020	December 28, 2019	Change
Net revenue:
Factory-built housing	$749,879	$758,564	$(8,685)	(1.1)%
Financial services	51,670	47,875	3,795	7.9%
	$801,549	$806,439	$(4,890)	(0.6)%

Total homes sold	10,379	11,453	(1,074)	(9.4)%

Net factory-built housing revenue per home sold	$72,250	$66,233	$6,017	9.1%
In the factory-built housing segment, the increase in Net revenue for the three months ended December 26, 2020 was primarily due to higher home selling prices resulting from pricing increases implemented because of rising input costs. These gains were partially offset by lower home sales volume during the third fiscal quarter, as production inefficiencies from challenges related to the COVID-19 pandemic continue to limit factory delivery volume.
The decrease for the nine months ended December 26, 2020 was primarily from lower home sales volume related to the production inefficiencies previously discussed, partially offset by higher home selling prices compared to last year. Note that Destiny Homes was purchased in August 2019 and Lexington Homes was closed in June 2020.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, community owners and developers ("Wholesale") and sales of homes to consumers by Company-owned retail centers ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a manufacturing facility to the home-site. Retail home prices include these items plus retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Other factors include fluctuations in product mix, the result of home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home.
As discussed above, changes to the proportion of home sales among the distribution channels between reporting periods impact the overall net revenue per home sold. For the three and nine months ended December 26, 2020, we sold 2,835 and 8,096 homes Wholesale, respectively, and 768 and 2,283 homes Retail, respectively. For the three and nine months ended December 28, 2019, we sold 3,158 and 9,222 homes Wholesale, respectively, and 707 and 2,231 homes Retail, respectively.
Financial services segment revenue increased primarily due to unrealized gains on marketable equity securities in the insurance subsidiary's portfolio, which were $1.0 million and $2.7 million for the three and nine months ended December 26, 2020, respectively, compared to $0.3 million and $0.6 million in unrealized gains in the comparable prior year periods, respectively. In addition, higher volume in home loan sales and more insurance policies in force in the current year compared to the prior year were positive contributors. These overall increases were partially offset by lower interest income earned on the acquired consumer loan portfolios that continue to amortize.
Gross Profit.

	Three Months Ended
($ in thousands)	December 26, 2020	December 28, 2019	Change
Gross profit:
Factory-built housing	$47,031	$48,793	$(1,762)	(3.6)%
Financial services	12,207	11,062	1,145	10.4%
	$59,238	$59,855	$(617)	(1.0)%

Gross profit as % of Net revenue:
Consolidated	20.5%	21.9%	N/A	(1.4)%
Factory-built housing	17.4%	19.0%	N/A	(1.6)%
Financial services	68.0%	66.6%	N/A	1.4%

	Nine Months Ended
($ in thousands)	December 26, 2020	December 28, 2019	Change
Gross profit:
Factory-built housing	$140,178	$149,567	$(9,389)	(6.3)%
Financial services	27,924	29,053	(1,129)	(3.9)%
	$168,102	$178,620	$(10,518)	(5.9)%

Gross profit as % of Net revenue:
Consolidated	21.0%	22.1%	N/A	(1.1)%
Factory-built housing	18.7%	19.7%	N/A	(1.0)%
Financial services	54.0%	60.7%	N/A	(6.7)%
Factory-built housing Gross profit as a percentage of Net revenue decreased for the three and nine months ended December 26, 2020 primarily due to higher material costs and lower sales volume resulting from the production inefficiencies caused by the COVID-19 pandemic.

In the financial services segment, Gross profit as a percentage of Net revenue increased for the three months ended December 26, 2020 due to lower weather-related claims volume and higher unrealized gains on marketable equity securities. However, for the nine months ended December 26, 2020, Gross profit as a percentage of Net revenue decreased as a result of higher weather-related claims volume at our insurance subsidiary and lower interest income earned on the acquired consumer loan portfolios that continue to amortize.
Selling, General and Administrative Expenses.

	Three Months Ended
($ in thousands)	December 26, 2020	December 28, 2019	Change
Selling, general and administrative expenses:
Factory-built housing	$30,575	$32,017	$(1,442)	(4.5)%
Financial services	4,839	4,827	12	0.2%
	$35,414	$36,844	$(1,430)	(3.9)%

Selling, general and administrative expenses as % of Net revenue:	12.3%	13.5%	N/A	(1.2)%

	Nine Months Ended
($ in thousands)	December 26, 2020	December 28, 2019	Change
Selling, general and administrative expenses:
Factory-built housing	$92,037	$94,348	$(2,311)	(2.4)%
Financial services	14,153	13,843	310	2.2%
	$106,190	$108,191	$(2,001)	(1.8)%

Selling, general and administrative expenses as % of Net revenue:	13.2%	13.4%	N/A	(0.2)%
Selling, general and administrative expenses related to factory-built housing decreased between periods primarily from a reduction in legal expenses and the amortization of the additional director and officer ("D&O") insurance premium, partially offset by increased corporate-related expenses. During the three months ended December 26, 2020, we incurred $0.7 million in expenses related to the SEC inquiry, but also received a $0.4 million insurance recovery of prior expenses, resulting in a net expense of $0.3 million during the period compared to $0.9 million in expense in the third quarter of fiscal year 2020. For the nine months ended December 26, 2020, we recorded a net expense of $0.1 million for SEC inquiry related expenses compared to $2.5 million in expense in the comparable prior year period.
As the amortization of the additional D&O insurance premium has now been completed, the three months ended December 26, 2020 contains no related expense while the prior year period included a $2.1 million charge. For the nine months ended December 26, 2020, additional D&O insurance premium amortization was $4.2 million versus $6.3 million in the prior year period.
In Financial services, Selling, general and administrative expenses increased for the three and nine months ended December 26, 2020 primarily from higher salary and incentive-based compensation expense.

Interest Expense.
Interest expense was $0.2 million and $0.5 million for the three months ended December 26, 2020 and December 28, 2019, respectively. For the nine months ended December 26, 2020 and December 28, 2019, Interest expense was $0.6 million and $1.3 million, respectively. Interest expense consists primarily of debt service on CountryPlace's financings of manufactured home-only loans and interest related to finance leases. The decrease is primarily the result of a reduction in securitized bond interest expense, as we exercised our right to repurchase the 2007-1 securitized loan portfolio in August 2019, thereby eliminating the related interest expense. This decrease is partially offset by increases in interest expense from secured credit facilities at CountryPlace.
Other Income, net.
Other income primarily consists of realized and unrealized gains and losses on corporate marketable equity investments, interest income related to commercial loans receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment. Other income, net was $2.2 million for each of the three month periods ended December 26, 2020 and December 28, 2019.
For the nine months ended December 26, 2020 and December 28, 2019, Other income, net was $5.8 million and $10.2 million, respectively. The decline was primarily due to a $3.4 million net gain on the sale of idle land that was recorded in the prior year period, as well as a reduction in interest earned in the current periods on cash and commercial loan receivables, given the lower interest rate environment. These declines were partially offset by increases in unrealized gains on corporate marketable equity securities.
Income tax expense.
Income tax expense was $6.2 million and $3.8 million for the three months ended December 26, 2020 and December 28, 2019, respectively, for an effective income tax rate of 23.9% and 15.5%, respectively. Income tax expense for the nine months ended December 26, 2020 and December 28, 2019 was $15.7 million and $16.3 million, respectively, for effective income tax rates of 23.4% and 20.5%, respectively. The lower effective tax rates for prior year periods were primarily due to tax benefits from the exercise of stock options, which provided a benefit of $0.5 million in the nine months ended December 26, 2020 compared to the $1.3 million in the same period last year, and a catch up of tax credits that were enacted as part of the 2020 Appropriations Bill. Certain of these credits were extended as part of the 2021 Consolidated Appropriations Act that was signed into law after quarter end on December 27, 2020. We are currently evaluating the impact this will have in future periods.
Liquidity and Capital Resources
We believe that cash and cash equivalents at December 26, 2020, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient cash position, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for home-only lending programs. However, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to the Company's plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by our insurance subsidiary are generally not available to satisfy the claims of Cavco or its legal subsidiaries. We believe that stockholders' equity at our insurance subsidiary remains sufficient and we do not believe that its ability to pay ordinary dividends to Cavco will be restricted per state regulations.

The following is a summary of cash flows for the nine months ended December 26, 2020 and December 28, 2019, respectively:

	Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$255,607	$199,869	$55,738
Net cash provided by operating activities	91,566	68,320	23,246
Net cash used in investing activities	(5,098)	(18,873)	13,775
Net cash used in financing activities	(1,451)	(19,058)	17,607
Cash, cash equivalents and restricted cash at end of the period	$340,624	$230,258	$110,366
Net cash provided by operating activities increased during the nine months ended December 26, 2020 compared to the nine months ended December 28, 2019 primarily due to more customer deposits received as a result of higher order rates, higher collections on commercial loans receivables and the timing of payments on Accounts payable and Accrued expenses and other current liabilities.
Consumer loan originations increased by $2.5 million to $124.1 million for the nine months ended December 26, 2020 from $121.6 million for the nine months ended December 28, 2019. Proceeds from sales of consumer loans provided $122.6 million in cash compared to $117.1 million in the previous year.
We have entered into commercial loan arrangements with certain distributors of our products under which we provide funds for Wholesale purchases. In addition, we have entered into direct commercial loan arrangements with distributors, community owners and developers under which we provide funds for financing homes. We have also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. For additional information regarding our commercial loans receivable, see Note 7 to the Consolidated Financial Statements. Further, we have invested in and developed home-only loan pools and lending programs to attract third party financier interest in order to grow sales of new homes through traditional distribution points.
Investing activities consist of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Net cash for investing activities in the prior year was primarily used to fund the acquisition of Destiny Homes.
Financing activities used $17.6 million less cash during the period compared to the same period last year as we repurchased the 2007-1 securitized loan portfolio in August 2019.
CountryPlace entered into secured credit facilities with independent third-party banks. The proceeds were used to facilitate the origination of consumer home-only loans to be held for investment, secured by the manufactured homes which were subsequently pledged as collateral to the facilities. Upon completion of the draw down periods, these facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. As of December 26, 2020, the outstanding balance of the converted loans was $8.8 million with a weighted average interest rate of 4.91%.
Contractual Commitments and Contingencies. There were no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K.

Critical Accounting Policies
On March 29, 2020, we adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. We adopted the standard by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. Refer to Note 1 to the Consolidated Financial Statements for additional discussion. There have been no other significant changes to our critical accounting policies during the nine months ended December 26, 2020, as compared to those disclosed in Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.
Other Matters
Related Party Transactions. See Note 19 to the Consolidated Financial Statements for a discussion of our related party transactions.
Off Balance Sheet Arrangements
See Note 15 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments, which discussion is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Principal Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Principal Financial Officer concluded that, as of December 26, 2020, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 26, 2020 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3, Legal Proceedings, in the Form 10-K. The following describes legal proceedings, if any, that became reportable during the period ended December 26, 2020, and, if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
Since 2018, the Company has been cooperating with an investigation by the enforcement staff of the SEC's Los Angeles Regional Office regarding securities trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. The Audit Committee of the Board of Directors conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the Audit Committee shared the results of its work with the Company's auditors, listing exchange and with the SEC staff. We have also made documents and personnel available to the SEC staff and we intend to continue cooperating with its investigation.
As previously disclosed in September 2020, the SEC staff issued a Wells Notice to Dan Urness, the Company's Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer at the time, in connection with its investigation, noting that it intends to recommend an enforcement action against him. Rather than have this be a distraction to the Company, Mr. Urness has gone on leave to focus on his response to the Wells Notice. Also, as previously disclosed in November 2020, the SEC staff issued a Wells Notice to the Company stating that they intend to recommend an enforcement action against the Company in connection with the SEC's investigation. We have been exploring the possibility of a settlement with the SEC staff in connection with the matter but, at this time, we are unable to assess the probability of that outcome or reasonably estimate the amount of a potential loss, if any.
Joseph D. Robles v. Cavco Industries, Inc. ("Robles"), was filed in the Superior Court for the State of California, Riverside on June 25, 2019 and Malik Griffin v. Fleetwood Homes, Inc. ("Griffin"), was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019, each seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations, including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks. On November 24, 2020, Robles dismissed his separate action in the Riverside County Superior Court and Griffin filed an amended complaint adding Robles as a named plaintiff to the action in the San Bernardino County Superior Court. A joint mediation occurred on January 27, 2021 where the Parties failed to reach a settlement or resolution to the matter.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Report and in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	President and Chief Executive Officer	January 29, 2021
William C. Boor	(Principal Executive Officer)

/s/ Paul Bigbee	Chief Accounting Officer	January 29, 2021
Paul Bigbee	(Principal Financial and Accounting Officer)