Form 10-K
period 2021-04-03
CAVCO INDUSTRIES INC.
filed 2021-05-28
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 26, 2020 (based on the closing price on the Nasdaq Global Select Market on September 26, 2020) was $873,604,813. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 21, 2021, 9,177,036 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.'s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, which is expected to be filed within 120 days following the end of the registrant's fiscal year ended April 3, 2021, are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 3, 2021

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
We construct homes using an assembly-line process in which each module or floor section is completed in stages. This assembly-line process is designed to be flexible in order to accommodate customer requested customizations. Our operations include 20 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions and we distribute our homes through 40 Company-owned U.S. retail stores and a network of independent distribution points in 43 states and Canada. Thirty-two Company-owned retail stores are located in Texas.
CountryPlace originates and services single-family, conforming and non-confirming residential mortgages and home-only loans, for itself and others. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, FNMA and FHLMC. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines. For further information relating to consumer loans receivable, see Note 6 to the Consolidated Financial Statements.
Standard Casualty, located in Texas, specializes in homeowner property and casualty insurance products for the manufactured housing industry and holds insurance licenses in multiple states, primarily serving the Texas, Arizona, New Mexico and Nevada markets. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business (see Note 14 to the Consolidated Financial Statements).
Our operations are generally managed on a decentralized basis with oversight from the home office. This decentralization enables our operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.

In March 2020, the World Health Organization declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. As our business was considered essential, we continued to operate substantially all of our homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. We minimized exposure and transmission risks by implementing enhanced facility cleaning, social distancing and related protocols while continuing to serve our customers. Operational efficiencies have declined due to managing higher and largely unpredictable factory employee absenteeism, hiring challenges and building material supply shortages. Accordingly, our factory capacity utilization rate fluctuated during the fiscal year and was at approximately 75% during the fourth fiscal quarter of 2021, lower than pre-pandemic levels of more than 80%.
Company-owned, and most independently owned, retail stores remained open for business since the onset of the pandemic, and sales order activity was exceptionally strong during most of fiscal year 2021. Home sales order rates during the second and third fiscal quarters were nearly 65% higher than the comparable prior year quarters, and nearly 50% higher for the fourth quarter. This increased order volume is the result of more well-qualified home buyers making purchase decisions, supported by reduced home loan interest rates. The increase in orders outpaced production and raised our home order backlog at April 3, 2021 to approximately $603 million in wholesale sales values, up $479 million from $124 million one year earlier.
The financial services segment also maintained operations since the onset of the COVID-19 pandemic, largely through the implementation of work-from-home solutions. In addition to accepting and processing new applications for home loans and insurance policies, the financial services operations continue to assist customers in need by servicing existing loans and insurance policies while complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations.
It is difficult to predict the future impacts of the COVID-19 pandemic on housing demand, employee availability, our supply chain or the Company's performance and operations. We continue to focus on developing production growth opportunities by working to improve our production capabilities and processes and adjusting product offerings. We strive to balance the production levels and workforce size with the demand for our product offerings to maximize efficiencies. Maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand, and we face a major challenge in overcoming labor-related difficulties in the COVID-19 environment. However, we are continually reviewing wage rates of our production employees and have established other monetary incentive and benefit programs to ensure competitive compensation. We are also working to more extensively use online recruiting tools, update our recruitment brochures and improve the appearance and appeal of our manufacturing facilities to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates.
See Note 22 to the Consolidated Financial Statements for financial information regarding the Company's business segments, factory-built housing and financial services, which are also discussed below.
Business Strategies
Our marketing efforts are focused on providing manufactured homes that are customizable and appeal to a wide range of home buyers, on a regional basis, in the markets we serve. The primary demographics for our products are entry-level and move-up buyers and persons age 55 and older. We also market to special niches such as subdivision developers and vacation home buyers.
We focus on developing and maintaining the resources necessary to meet our customer's desire for varied and unique specifications in an efficient factory production environment. This enables us to attract distributors and consumers who desire the flexibility the custom home building process provides but who also seek the value and affordability created by building a home on a factory production line.
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

We strategically expanded our factory operations and related business initiatives primarily through the acquisition of other industry participants, which has enabled us to participate in the affordable housing space on a national basis.
Products
A majority of our products are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code"). We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, primarily used as vacation dwellings and seasonal living, and placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-section ranch, split-level and Cape Cod style homes, as well as two and three story homes, multi-family units, and commercial modular structures, including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which the residential homes are built using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser's specifications. The buildings are transported to the customer's site in the same manner as residential homes and are often set by crane and finished at the site.
We produce residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes. In fiscal years 2021 and 2020, we sold 14,214 and 15,100 factory-built homes, respectively.
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
We regularly introduce new floor plans and options to appeal to changing trends in different regions of the country. We have developed engineering systems that, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement. We work with a variety of partners to meet the expanding range of housing needs, including a home buyer's private land, planned neighborhoods, recreational or resort properties and workforce accommodations for agriculture and industry.
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. We are focused on building quality, energy efficient homes for the modern home buyer. Our green building initiatives involve the creation of an energy efficient envelope, including higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs, specially designed ventilation systems and sustainability. We also build homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests.
Once a factory-built home is built at our facilities, it is then generally transported by independent trucking companies either to a retail sales center, planned community, housing development, work site or the home buyer's site. Distributors or other independent installers are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although manufactured homes are designed to be transportable, cost considerations result in very few being moved from their original site after installation.

Factory-built Housing Segment
Manufacturing Operations. Our manufacturing facilities employ from 100 to 350 employees each. Most homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate 20 homebuilding production lines in Millersburg and Woodburn, Oregon; Nampa, Idaho; Riverside, California; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Nappanee, Indiana; Lafayette, Tennessee; Martinsville and Rocky Mount, Virginia; Douglas and Moultrie, Georgia; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, planned community operators and residential developers. Our facilities are structured to operate on a one shift per day, five days per week basis, and a typical home is completed in approximately six production days.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a cost effective shipping radius of 350 miles. Each of our manufacturing facilities serve multiple distributors and a number of one-time purchasers. Because homes are produced to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. Materials used in homebuilding operations are mainly standard items carried by major suppliers and consist of wood, wood products, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets served. These shortages may result in extended order backlogs, delays in the delivery of homes, and reduced gross margins from home sales. As described in more detail elsewhere in this Annual Report, impacts from the COVID-19 pandemic have contributed to such disruptions.
Sales order backlogs increased to $603 million at April 3, 2021, up $479 million compared to $124 million at March 28, 2020. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders.
Distribution. We sold 14,214, 15,100 and 14,389 factory-built homes in fiscal years 2021, 2020 and 2019, respectively, through Company-owned and independent distribution channels.
As of April 3, 2021, there were a total of 40 Company-owned retail stores, located in Oregon, Arizona, New Mexico, Texas, Oklahoma and Florida. Thirty-two of the Company-owned retail stores are located in Texas. Company-owned retail stores are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at retail locations, including a model home. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance home inventories at Company-owned retail stores.

As of April 3, 2021, we had a network of independent distributors, of which 13% were in Arizona, 9% in Texas, 8% each in California and Florida, 7% in Oregon, 6% in Georgia and 5% each in North Carolina and Washington, based on the quantity of wholesale shipments during fiscal year 2021. The remaining 39% were in 35 other states and Canada. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those we produce. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended April 3, 2021.
We continually seek to increase wholesale shipments by growing sales at existing independent distributors and by identifying new independent distributors to sell our homes. We provide comprehensive sales and product training, either physically or virtually, to independent retail sales associates, including providing opportunities to visit our manufacturing facilities to discuss and view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. In addition, we display our products at trade shows and support our distributors through the distribution of floor plan literature, brochures, decor selection displays, point of sale promotional material and internet-based marketing assistance.
Independent distributors frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the distributor's lender for each home ordered. We then manufacture the home and ship it at the distributor's expense. Payment is due from the lender upon shipment of the product. For a description of wholesale floor plan financing arrangements used by independent distributors and our obligations in connection with these arrangements, see "Company Provided Financing —Commercial Financing" below.
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The warranty does not extend to installation and setup of the home, as the distributor is generally responsible for these activities. Appliances, floor coverings, roofing and certain other components are warranted by their original manufacturer for various lengths of time.
Financial Services Segment
Finance. We provide a source of retail home buyer financing on competitive terms through our subsidiary, CountryPlace. We offer conforming and non-conforming mortgages and home-only loans to purchasers of numerous brands of factory-built homes sold by Company-owned retail stores including certain independent distributors, builders, communities and developers. We are authorized to directly endorse FHA Title I and Title II mortgage insurance, are an approved lender with the VA and the USDA under its Single Family Housing Guaranteed Loan Program, are approved to issue GNMA-insured mortgage-backed securities and are authorized to sell mortgages to, and service mortgages for, Fannie Mae and Freddie Mac. Most loans originated by us are sold to investors, and we provide various loan servicing functions for non-affiliated entities under contract.
The loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Our loan contracts are secured by factory-built homes located in 26 states, with the largest concentrations in Texas, Florida, Arizona, Oklahoma and New Mexico. See Note 6 to the Consolidated Financial Statements for additional geographic concentration information.
With respect to the impact from the COVID-19 pandemic, we are complying with all state and federal regulations regarding loan forbearance and home foreclosures. See further details in the "Government Regulation" section below. We initially increased our loan loss reserves and continue to evaluate the adequacy of these reserves as economic conditions change.

Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2021, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors; however, mandatory extended forbearance under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and certain other regulations related to COVID-19 could negatively impact cash obligations in the future.
We believe that providing financing alternatives improves our responsiveness to the financing needs of prospective home buyers and presents opportunities for additional sources of loan origination and servicing revenues. We have expanded our home-only lending programs in recent years, partially with the support of independent third-party financiers. Home-only loans originated are either sold outright, grouped and sold as a pool of loans, or held for investment.
Insurance. Standard Casualty, located in Texas, specializes in homeowner property and casualty insurance products for the manufactured housing industry and holds insurance licenses in multiple states, primarily serving the Texas, Arizona, New Mexico and Nevada markets. In addition to writing direct policies, we assume and cede reinsurance in the ordinary course of business. In Texas, policies are written through one affiliated managing general agent, which produces all premiums, and through local agents, most of which are manufactured home distributors. All business outside the state of Texas is written on a direct basis through local agents.
Company Provided Financing
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
Restrictive underwriting guidelines and higher interest rates compared to mortgages for site-built homes, a limited number of institutions lending to manufactured home buyers and limited secondary market availability for non-conforming mortgages and home-only personal property loans secured by manufactured homes continue to constrain industry growth. We work directly with other industry participants to develop secondary market opportunities for manufactured home-only loan portfolios and expand lending availability in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. We also develop and invest in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations and reduce our exposure to the actions of independent lenders.

We also work with industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac released their final Underserved Markets Plans that describe, with specificity, the actions they would take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. On January 5, 2021, the Federal Housing Finance Agency, the GSE regulator, announced that it had issued "Non-Objections" to modified plans which are extended through 2021. The plans offered enhanced mortgage loan products for manufactured homes titled as real property through Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. Small-scale pilot programs included in the plans for the purchase of home-only loans have not occurred. Public input into the GSE’s proposed 2022-2024 Underserved Markets Plans is scheduled for summer 2021. Expansion of the secondary market for home-only loans through GSEs could support further demand for housing as lending options would likely become more available to home buyers.
Commercial Financing. Certain of our wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $74.2 million and $79.3 million as of April 3, 2021 and March 28, 2020, respectively. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes that we obtain upon the execution of a repurchase.
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under our commercial loan arrangements, we provide funds for financed home purchases by distributors, community owners and developers as well as provide loans to independent floor plan lenders that then lend to distributors to finance their inventory purchases (see Note 7 to the Consolidated Financial Statements). Our involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, community owners and developers and provides additional opportunity for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they do expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners. We have included considerations related to the COVID-19 pandemic when assessing the risks of loan loss and setting reserve amounts for the commercial finance portfolio.
Industry Overview
General. Manufactured housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety and the United States Department of Commerce, Bureau of the Census, for the 2020 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 10.3% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute, approximately 94,000 HUD code manufactured homes were shipped during calendar year 2020, compared to the 95,000 shipped during calendar year 2019 and 97,000 shipments in 2018. Prior to 2019, annual shipments had increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959.

Home Buyer Demographics. We believe the sector of the housing market in which manufactured housing is most competitive includes consumers from diverse backgrounds with household incomes under $40,000. This segment has a high representation of persons age 55 and older, as well as young single persons and young married couples. The low cost of a fully-equipped manufactured home compared to a site-built alternative is attractive to these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design, as well as efficient production techniques, continue to position manufactured homes to meet the demand for affordable housing in rural markets and manufactured housing communities. The markets for affordable factory-built housing are very competitive, as well as cyclical and seasonal. The industry is sensitive to employment levels, consumer confidence, the availability of financing and general economic conditions.
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
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. The U.S. adult population is estimated to expand by approximately 9.2 million between 2021 and 2026. Young adults born from 1976 to 1995, often referred to as Gen Y or Millennials, represent a large segment of the population who are generally first-time home buyers attracted by the affordability, diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.
Competition
The manufactured housing industry is highly competitive at both the wholesale and retail levels, with competition based on several factors including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail customer financing. We compete with more than 30 other producers of manufactured homes, as well as with new and existing apartments, townhouses and condominiums and site-built homes.
There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc. and Skyline Champion Corporation, which may possess greater financial, manufacturing, distribution and marketing resources than us.
There are significant competitors to CountryPlace in the markets served. These competitors include national, regional and local banks, mortgage banks and independent finance companies such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Triad Financial Services, Inc.; and Cascade Financial Services. Certain of these competitors are larger than CountryPlace and have access to substantially more capital and cost efficiencies. CountryPlace remains competitive in breadth of loan product offerings, interest rates, customer service and loan servicing capabilities.
The market for homeowners' insurance is highly competitive as well. Standard Casualty competes principally in property and casualty insurance for owners of manufactured homes with companies such as National Lloyds and American Modern Insurance, which may be larger and offer broader types of insurance allowing them to be more aggressive in their underwriting standards. Standard Casualty remains competitive in price, breadth of product offerings, product features, customer service, claim handling and use of technology.

Government Regulation
Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, also referred to as the Home Construction Act. In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. In 1994, the codes were amended and expanded to, among other things, address specific requirements for homes destined for geographic areas subject to severe weather conditions. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters and are subject to periodic change. Our manufacturing facilities, and the plans and specifications of the HUD code manufactured homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Our park model RVs are not subject to HUD regulations, but we believe that our park model RVs are in substantial compliance with the standards of the American National Standards Institute.
Transporting manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Generally, our distributors are responsible for the transportation of homes from our factory to the final destination through independent third-party transportation companies.
Our manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely impact our ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulations, which must be complied with by the distributor or other person installing the home.
Certain warranties we issue, including our principal homeowners' warranties, may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act (the "Magnuson-Moss Warranty Act"), which regulates the descriptions of warranties on consumer products. In the case of warranties subject to the Magnuson-Moss Warranty Act, we are subject to a number of additional regulatory requirements. For example, warranties that are subject to the Magnuson-Moss Warranty Act must be included in a single easy-to-read document that is generally made available prior to purchase. The Magnuson-Moss Warranty Act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. A claim for a violation of the Magnuson-Moss Warranty Act can be the subject of an action in federal court in which consumers may be able to recover attorneys' fees. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers and distributors to post bonds to ensure the satisfaction of consumer warranty claims.

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act (the "Truth-in-Lending Act" or "TILA") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and any finance charges. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act ("RESPA") and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Consumer Financial Protection Bureau ("CFPB") has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Direct loans and mortgage loans eligible for inclusion in a Ginnie Mae security are subject to the credit underwriting requirements of the FHA, USDA or VA. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents. The Fair Debt Collection Practices Act, implemented by Regulation F, applies to certain loans and contracts that we service for certain investors and prohibits debt collectors from engaging in harassment or abuse, making false or misleading representations, or engaging in unfair practices in debt collection.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was passed into law. The Dodd-Frank Act was a sweeping piece of legislation designed to reform credit and lending practices after the global credit crisis of 2008. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Dodd-Frank Reform Act") was signed into law. The Dodd-Frank Reform Act revises portions of the Dodd-Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating certain provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the "SAFE Act"), and protects consumer access to credit. With the elimination of certain provisions of the SAFE Act, manufactured housing distributors can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This has facilitated access to financing and makes the overall home buying experience smoother for the consumer.
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
The CFPB issued a final rule, effective October 1, 2022, which expands the definition of a "General Qualified Mortgage" and gives lenders more leeway to determine a borrower's likelihood of repayment. Under the original Qualified Mortgage rule, the ratio of the consumer’s total monthly debt to total monthly income could not exceed 43% for a loan to be considered a Qualified Mortgage. In December 2020, the Bureau issued a "QM Final Rule" which amended Regulation Z by replacing the original, debt ratio-based Qualified Mortgage definition with a limit based on loan pricing, among other changes to the definition.
The original Qualified Mortgage rule also defined a temporary category of Qualified Mortgages, commonly known as the GSE Patch, which includes mortgages that are eligible to be purchased or guaranteed by either of the GSEs while operating under the federal conservatorship. Under the original Qualified Mortgage rule, the GSE Patch was set to expire on July 1, 2021. Under the QM Final Rule, the GSE Patch will expire upon the earlier of October 1, 2022, or the date the applicable GSE exits federal conservatorship.

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
The CFPB rules amending TILA and RESPA expanded the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revised and expanded the tests for coverage under HOEPA, and imposed additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed "High Cost Mortgages" and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.
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
Regulation C of the Home Mortgage Disclosure Act ("HMDA") requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. The data-related requirements in the HMDA and Regulation C are used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes. The Dodd-Frank Act transferred rulemaking authority for HMDA to the CFPB, effective in 2011. It also amended HMDA to require financial institutions to report additional data points and to collect, record and report additional information. The CFPB issued a final rule amending Regulation C, which became effective on January 1, 2018. Regulation C generally applies to consumer-purpose, closed-end loans and open-end lines of credit that are secured by a dwelling. Non-depository financial institutions are subject to Regulation C if they originate at least 25 covered closed-end mortgage loans or at least 100 covered open-end lines of credit in each of the two preceding calendar years. Violations of Regulation C, including incomplete, inaccurate, or omitted data, are subject to administrative sanctions, including civil money penalties, and compliance can be enforced by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the National Credit Union Administration, HUD or the CFPB.

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
The Housing and Economic Recovery Act of 2008 requires GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. In December 2017, Fannie Mae and Freddie Mac each released their final Underserved Markets Plans that describe, with specificity, the actions they would take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. On January 5, 2021, the Federal Housing Finance Agency, the GSE regulator, announced that it had issued "Non-Objections" to modified plans which are extended through 2021. The plans offered enhanced mortgage loan products for manufactured homes titled as real property through Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. Small-scale pilot programs included in the plans for the purchase of home-only loans have not occurred. Public input into the GSE’s proposed 2022-2024 Underserved Markets Plans is scheduled for summer 2021. Expansion of the secondary market for home-only loans through GSEs could support further demand for housing as lending options would likely become more available to home buyers.
On March 27, 2020, the CARES Act was signed into law. While the CARES Act contains a variety of provisions, including, among other things, unemployment benefit expansion and emergency funding of public health care initiatives, it also grants forbearance rights and foreclosure protection to borrowers with loans purchased by a GSE or insured by FHA, USDA or VA. Borrowers with these federally backed mortgage loans who are experiencing hardship due to the COVID-19 pandemic may request forbearance for 6 months, regardless of delinquency status. Forbearance may be extended for an additional 6 months at the borrower's request, and they may request up to two additional three-month extensions, for a maximum of 18 months of total forbearance. On March 29, 2021, the Centers for Disease Control ("CDC") extended the existing eviction moratorium until June 30, 2021, although the CDC extension is the subject of pending litigation. The CARES Act prohibits mortgage servicers from charging borrowers a fee for late payments during forbearance and from initiating a foreclosure process, moving for a foreclosure judgment or order of sale, or executing a foreclosure-related eviction or foreclosure sale for any federally backed mortgage loan. The CARES Act also amends the Fair Credit Reporting Act by providing that, from January 31, 2020 and until 120 days after the COVID-19 national emergency is terminated, mortgage servicers granting payment forbearance are required to report the mortgages in forbearance as paid current unless the mortgages were delinquent before the period of forbearance. As of the date of this report, the national emergency had not been terminated.
The CARES Act also contains corporate income tax provisions that will be advantageous to the Company, including providing temporary suspension of certain payment requirements for the employer portion of social security taxes and the creation of certain refundable employee retention credits.
In addition to the CARES Act, numerous state and local governments have issued temporary emergency orders recommending or mandating that mortgage servicers accommodate borrowers experiencing hardship due to the COVID-19 pandemic. These emergency orders include a variety of provisions, including payment forbearance, waiver of late fees on past due payments, restrictions on reporting payment status to credit reporting agencies and moratorium on debt collection activities, foreclosures and evictions. We have implemented practices and adjusted policies to comply accordingly.
On April 19, 2021, the CFPB issued an interim final rule, effective November 30, 2021, amending Regulation F to require debt collectors to provide written notice to certain consumers of their protections under the CDC's eviction moratorium order of March 29, 2021. The interim final rule also prohibits certain communications methods and content, and places limits on debt collectors' attempts to communicate with consumers who are obligated to repay debt, attorneys representing them or related parties.

Standard Casualty's insurance operations are regulated by the state insurance departments where it underwrites its policies. Our insurance product sales are subject to various state insurance laws and regulations, which govern allowable charges and other insurance practices. Underwriting, premiums, investments and capital reserves (including dividend payments to stockholders) are subject to the rules and regulations of these state agencies.
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. We believe that the health plans we offer are in compliance with the Health Reform Law.
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
Seasonality
The housing industry is generally subject to seasonal fluctuations based on new home buyer purchasing patterns. Demand for our core new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern has become distorted during the COVID-19 pandemic, as discussed elsewhere in this Annual Report. Diversification among our product lines and operations has partially offset the extent of any seasonal fluctuations. Additionally, demand patterns for park model RVs, cabins and homes used primarily for retirement or seasonal living partially offset general housing seasonality.
CountryPlace realizes no seasonal impacts from its mortgage servicing operations. However, the mortgage subsidiary does experience minimal seasonal fluctuation in its mortgage origination activities because of the time needed for loan application approval processes and subsequent home loan closing activities. Revenue for Standard Casualty is also not substantially impacted by seasonality, as it recognizes revenue from policy sales ratably over each policy's term year. However, we are subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of our policies are underwritten. Where applicable, losses from catastrophic events are somewhat limited by reinsurance contracts in place as part of our loss mitigation structure.
Human Capital Resources
Our workforce is made up of approximately 4,700 skilled full-time team members. We believe that an engaged, productive workforce is critically important to creating shareholder value. To that end, we are committed to providing opportunities for professional growth and advancement based on performance, qualification, demonstrated skill and achievement.
During the year, we launched a number of internal programs and campaigns to enhance the culture and capability of our workforce. Driven by our aspiration to make a difference by focusing on excellence, we are executing on a strategy that is designed to elevate and drive the recruiting, retention and experience of our team members. One of our initiatives this year included refreshing our Code of Conduct, and then executing a multi-channel bi-lingual compliance training initiative so that our team members will understand our commitment to, and their responsibility for, maintaining high standards of integrity in the workplace. The program continues to be rolled out through our new learning management system, and each new and existing team member is provided the same training. Another initiative was providing leadership training to new managers and other employees in supervisory roles to enhance communication and other critical management skills to improve the oversight and motivation of other employees.

Also emblematic of our approach to human resources is how we demonstrated our commitment to our employees by how we responded to the COVID-19 pandemic. In March of 2020, we created a COVID-19 task force that continues to meet regularly to discuss, among other things, recent infection and related trends and the new CDC recommendations. The task force determines protocols and procedures to maintain health and safety within our plants and across our operations for the safety of our customers and trade partners. We adjusted our paid time off and certain other employment-related policies, provided support programs for team members and made changes to our benefits programs and health plans to provide care, testing and vaccinations for our team members. We have taken steps to maintain a safe working environment, including requiring face masks, providing visual markers, implementing technology solutions, social distancing and placing a high priority on cleaning our facilities for the safety of our team members.
Available Information
The Company's periodic and current reports, proxy statements, as well as any amendments to such filings, are made available free of charge through our Internet site, www.cavco.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 1A. RISK FACTORS
The Company's business involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in this Annual Report. The items described below are not the only risks we face. Additional risks that are currently unknown to us or that are currently considered to be immaterial may also impair the business or adversely affect our financial condition or results of operations.
Business and Operational Risks
The impact of local or national emergencies, including the COVID-19 pandemic, can adversely affect our financial results, condition and prospects, including such impacts from state and federal regulatory action that restricts our ability to operate our business in the ordinary course and impacts on (i) customer demand and the availability of financing for our products, (ii) our supply chain and the availability of raw materials for the manufacture of our products, (iii) the availability of labor and the health and safety of our workforce and (iv) our liquidity and access to the capital markets
Severe weather conditions, natural disasters, hostilities and social unrest, terrorist activities, health epidemics or pandemics or other local or national emergencies (both ones quickly resolved and ones that endure over long periods of time) can adversely affect consumer spending and confidence levels and supply availability and costs, as well as local operations in impacted markets, all of which can affect our financial results, condition and prospects. Our sales of affordable homes are largely dependent on the ability of consumers to obtain financing for the purchase of a home. Consumer financing is dependent on a number of economic factors, including the employment status of borrowers, which may be adversely affected by local or national emergencies. Consumer confidence is also an important factor to support home purchases and is subject to the adverse effects of an emergency situation. Our products are produced in a manner that is considered labor-intensive and requires a consistent and available workforce, which may be adversely affected by a large-scale decline in public health conditions or other emergencies.
As it relates to the COVID-19 pandemic, our normal operations have been constrained by actions we have taken to maintain a safe working environment for our employees, including compliance with mandated social distancing and other governmental requirements. Factory capacity utilization levels have fallen accordingly, having also experienced increased employee absenteeism and pandemic impacts to our supply chain. Our primary suppliers are domestic, while also depending on materials originating from overseas. The ability of suppliers to fulfill orders on our behalf under pre-existing terms is dependent upon their particular circumstances, including those related to the COVID-19 pandemic. The magnitude of the COVID-19 pandemic, including the extent of any continuing impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time because of the continuing fluidity of the situation. It will depend on the duration of the pandemic, its geographic spread, potential business disruptions and the overall impact on the national economy and consumer behavior.
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

The Company's results of operations can be adversely affected by labor shortages and the pricing and availability of raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets. This includes high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers' health and safety, wage and hour practices and immigration patterns or restrictions. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
Our results of operations can also be affected by the pricing and availability of raw materials. Key building materials include wood and wood products, gypsum wallboard, steel, windows, appliances, insulation and other petroleum-based products. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us. Sudden increases in price or lack of availability of raw materials can be caused by natural disaster, regulation or other market forces, as has occurred in recent years. We have experienced production halts from shortages of primary building materials in the past, and although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases may lag behind the escalation of material costs.
The Company may not be able to successfully integrate past or future acquisitions to attain the anticipated benefits and such acquisitions may adversely impact the Company's liquidity
We have acquired industry competitors in the past and may consider additional strategic acquisitions if such opportunities arise. Prior acquisitions and any other acquisitions that may be considered in the future involve a number of risks, including the diversion of our management's attention from the existing business for those transactions that we complete, or possible adverse effects on our operating results and liquidity during the integration process. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of past or future acquisitions. During the integration stage of an acquisition, we also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.
The Company's involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks
We offer conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes sold by Company-owned retail stores and independent distributors, builders, communities and developers through our subsidiary, CountryPlace. Most loans we originate are sold to investors. We also provide various loan servicing functions for non-affiliated entities under contract.
If customers are unable to repay their loans, we may be adversely affected. We make loans to borrowers that we believe are creditworthy based on underwriting guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to: national, regional and local economic conditions; changes or weakness in specific industry segments; natural hazard risks affecting the region in which the borrower resides; and employment, financial or unexpected life circumstances.
If customers do not repay their loans, we may repossess or foreclose on the secured property in order to liquidate the loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Home price depreciation and elevated levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation.

Some of the loans we originate or may originate in the future may not have a liquid market, or the market may contract rapidly and the loans may become illiquid. Although we offer loan products and price our loans at levels that we believe are marketable at the time of credit application approval, market conditions for such loans may deteriorate rapidly and significantly. Our ability to respond to changing market conditions is affected by credit approval and funding commitments we make in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.
We sell loans through GSE-related programs and to whole-loan purchasers and also finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs, whole-loan purchasers and lenders, as the case may be, representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with the criteria for inclusion in the transactions, including compliance with underwriting standards or loan criteria established by buyers or lenders and our ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. Although we maintain reserves for these contingent repurchase and indemnification obligations, these reserves may not be ultimately sufficient for incurred losses, which could have a material adverse effect on our operational results or financial condition.
Standard Casualty specializes in homeowner property and casualty insurance products for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets. Property and casualty insurance companies are subject to certain risk-based capital requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on its various risk factors.
Certain of our premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide us with increased capacity to write larger risks. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of our assumed reinsurance is with one entity. Further, our policies in force may be subject to numerous risks, including geographic concentration, adverse selection, home deterioration, unusual weather events, and regulation. Although claim amounts are recoverable through reinsurance for catastrophic losses up to policy maximums, subject to certain conditions, significant losses may be realized and our results of operations and financial condition could be adversely affected.
Information technology failures or cyber incidents could harm the Company's business
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store, process and transmit significant amounts of sensitive information, including proprietary business information, personal information, and other confidential information, including that of our customers, vendors and suppliers. All information systems are subject to disruption, breach or failure. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors and business partners or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by a variety of threat actors, including sophisticated and organized groups and individuals with a wide range of expertise and motives, such as organized criminal groups, industrial spies, nation states and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, denial of service attacks or other means, which could affect service reliability and threaten the confidentiality, integrity and availability of information.

We use enterprise-grade information technology and computer resources to carry out important operational activities and to maintain business records. Although secured in commercial data centers, our computer systems, including its back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and cyber incidents, catastrophic events such as fires, tornadoes and hurricanes and human error. Given the unpredictability of the timing, nature and scope of information technology disruptions, if our computer systems and our backup systems are damaged, breached or cease to function properly, we could potentially be subject to production downtimes, operational delays, distraction of management, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks and financial losses from remedial actions. Significant disruptions in our, or our third-party vendors', information technology systems or other data security breaches or cyber incidents could adversely affect the business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information, which may force us to incur significant costs and engage in litigation, harm our reputation and subject us to liability under laws, regulations and contractual obligations. In addition, the costs of maintaining adequate protection against such threats are expected to increase and could be material to our operations.
In March 2019, we suffered a cyber incident and attack to our computer networks. Although many of the costs and expenses we incurred related to this March 2019 incident were covered by insurance, we could in the future suffer a cyber incident that could result in material costs and losses that are not covered by insurance, which could have a material adverse effect on our results of operations and financial condition.
The Company's participation in certain financing programs for the purchase of its products by industry distributors and consumers may expose the Company to additional risk of credit loss, which could adversely impact its liquidity and results of operations
We are exposed to risks associated with the creditworthiness of certain independent distributors, builders, developers, community owners, inventory financing partners and home buyers, many of whom may be adversely affected by the volatile conditions in the economy and financial markets. These conditions could result in financial instability or other adverse effects, the consequences of which could include delinquencies by customers who purchase our products under special financing initiatives and the deterioration of collateral values. In addition, losses may be incurred if the collateral cannot be recovered or is liquidated at prices insufficient to recover recorded commercial loan notes receivable balances. The realization of any of these factors may adversely affect our cash flow, profitability and financial condition.
The Company's results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing
In the ordinary course of business, we are subject to home warranty and construction defect claims. We record a reserve for estimated future warranty costs relating to homes sold based upon an assessment of historical claim experience. Construction defect claims may arise significantly after product completion. Although we maintain general liability insurance and reserves for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims that exceed current levels could have a material adverse effect on our results of operations or financial condition.

The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry distributors, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under floor plan financing arrangements. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $74.2 million as of April 3, 2021, before reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements.
A write-off of all or part of the Company's goodwill could adversely affect its results of operations and financial condition
As of April 3, 2021, 8% of our total assets consisted of goodwill, all of which is attributable to factory-built housing operations. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows expected to be derived from our manufacturing operations will be substantially reduced.
If the Company is unable to establish or maintain relationships with its independent distributors who sell the Company's homes, revenue could decline
During fiscal year 2021, approximately 79% of our sales of factory-built homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell competitors' homes. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
The Company's business and operations are concentrated in certain geographic regions, which could be impacted by market declines
Our operations are concentrated in certain states, most notably Texas, California, Florida, Arizona and Oregon. Due to the concentrated nature of the operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact our results of operations more than other companies that are more geographically dispersed.
We operate 20 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of the 40 Company-owned retail stores, 32 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. We have loan contracts secured by factory-built homes located in 26 states, including Texas, Florida, Arizona, Oklahoma and New Mexico. Standard Casualty also specializes in writing contracts for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets.

A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact the Company's deliveries and revenues
Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include issuance of HUD certification labels to manufacturers, Internal Revenue Service verification of loan applicants' tax return information and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As a number of our home buyers use these programs to obtain financing to purchase homes, and many lenders, including CountryPlace, require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of our business and investments. Depending on the length of disruption, such factors could have a material adverse impact on our consolidated financial statements.
Industry and Economic Risks
Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations continue to constrain the consumer financing market which could continue to restrict sales of the Company's homes
Consumers who buy our manufactured homes have historically secured retail financing from third-party lenders. Home-only financing is usually more difficult to obtain than financing for site-built homes. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control.
Over time, home-only lenders have tightened the credit underwriting standards for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted our revenue. Most of the national lenders who have historically provided home-only loans have exited the manufactured housing sector of the home loan industry. Retail sales of manufactured housing could be adversely affected if remaining retail lenders curtail industry lending activities or exit the industry altogether.
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt the business. GSEs and the FHA play significant roles in insuring or purchasing home mortgages and creating or insuring investment securities secured by home mortgages that are either sold to investors or held in their portfolios. These organizations provide significant liquidity to the secondary market. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that alter the roles of these organizations in the housing finance market, could affect the ability of our customers to obtain mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
Some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure the financing necessary to complete purchases. In addition, enhanced regulatory and compliance costs could force lenders to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance may constrain lenders' ability to profitably price certain loans. Failure to comply with such regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on the business and results of operations.

Availability of wholesale financing for industry distributors continues to be limited to a few floor plan lenders and lending limits may be reduced from time to time which can negatively affect distributor demand
Manufactured housing distributors generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Our independent distributors rely primarily on 21st Mortgage Corporation and smaller national and regional lending institutions that specialize in providing wholesale floor plan financing to manufactured housing distributors. Floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent distributors, the number of retail sales center locations and related wholesale demand, and the availability of, and access to, capital on an ongoing basis.
The Company's operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment levels, employment growth, interest rates, consumer confidence, land availability and development costs, apartment and rental housing vacancy levels, inflation, deflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenues, earnings or financial position.
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
The manufactured housing industry is highly competitive, and increased competition may result in lower revenue
The manufactured housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon many factors, including price, product features, reputation for service and quality, merchandising, terms of distributor promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. Certain competitors also have their own retail distribution systems and consumer finance and insurance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. We believe that where wholesale floor plan financing is available, it is relatively easy for new distributors to enter into our markets as competitors. In addition, our products compete with other forms of low- to moderate-cost housing, including new and existing site-built homes, apartments, townhouses and condominiums. If we are unable to compete effectively in this environment, revenues could be reduced.
Deterioration in economic conditions and turmoil in financial markets could reduce the Company's earnings and financial condition
Deterioration in global, national, regional or local economic conditions and turmoil in financial markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, trade tariffs, foreign currency exchange rates and interest rates may further reduce demand for our products, which could negatively affect our business, results of operations and financial condition. These factors could have an adverse effect on the availability of financing to our customers, causing revenues to decline.

Legal and Regulatory Risks
If the manufactured housing industry is not able to secure favorable local zoning ordinances, the Company's revenue could decline and its business could be adversely affected
Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not achieve widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our revenue could decline and the business, results of operations and financial condition could be adversely affected.
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

The Company may face risks related to the potential outcomes of the SEC subpoenas, including potential penalties, expense, the use of significant management time and attention, potential litigation or regulatory action and potential reputational damage that the Company may suffer as a result of the matters under investigation
As disclosed in Part I, Item 3, Legal Proceedings, since 2018, we have been cooperating with an investigation by the enforcement staff of the SEC regarding trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. The Audit Committee of the Board conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the results of the Audit Committee's work were shared with the Company's auditors, listing exchange and the SEC staff. We continue to make documents and personnel available to the SEC staff and intend to continue cooperating with its investigation.
We are unable to predict what consequences any investigation by any regulatory agency may have on us, including significant legal and accounting expenses. These matters may also divert management's attention from other business concerns, which could harm the business and could result in reputational damage. Any proceedings commenced against us by a regulatory agency could result in administrative orders against us, the imposition of penalties and/or fines against us and/or the imposition of sanctions against certain of our current or former officers, directors and/or employees. The investigations, results of the investigations or remedial actions we have taken or may take as a result of such investigations may adversely affect our business. If we are subject to adverse findings resulting from the SEC investigation, or from our own independent investigation, we could be required to pay damages and/or penalties or have other remedies imposed on us.

Losses not covered by our Director and Officer ("D&O") insurance may be large, which could adversely impact the Company's financial performance
We maintain D&O liability insurance for losses or advancement of defense costs in the event legal actions are brought against the Company's directors, officers or employees for alleged wrongful acts in their capacity as directors, officers or employees. Such D&O insurance contains certain customary exclusions that may make it unavailable to the Company or its directors and officers in the event it is needed; and, in any case, the D&O insurance may not be adequate to fully protect the Company against liability for the conduct of its directors, officers or employees or the Company's indemnification obligations to its directors and officers.

General Risk Factors
The loss of any of the Company's executive officers could reduce its ability to execute its business strategy and could have a material adverse effect on its business and results of operations
We are dependent to a significant extent upon the efforts of our executive officers. The loss of the services of one or more executive officer could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. We currently have no key person life or other insurance for our executive officers.
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
The Company's liquidity and ability to raise capital may be limited
We may need to obtain debt or additional equity financing in the future. The type, timing and terms of the financing selected will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. There can be no assurance that any of these sources will be available to us at any time or that they will be available on satisfactory terms.
Certain provisions of the Company's organizational documents could delay or make more difficult a change in control of the Company
Certain provisions of the Company's restated certificate of incorporation and restated bylaws could delay or make more difficult transactions involving a change of control, and may have the effect of entrenching the current management or possibly depressing the market price of the Company's common stock. For example, the Company's restated certificate of incorporation and restated bylaws authorize blank series preferred stock, establish a staggered board of directors and impose certain procedural and other requirements for stockholder proposals.
Volatility of stock price
The price of the Company's common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include: the perceived prospects of the business and the manufactured housing industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts' recommendations or projections; changes affecting the availability of financing in the wholesale and consumer lending markets; actions or announcements by competitors; changes in the regulatory environment in which we operate; significant sales of shares by a principal stockholder; actions taken by stockholders that may be contrary to Board of Director recommendations; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time, which may adversely affect the market price of the Company's common stock for reasons unrelated to our performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to the Company's core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Nampa, Idaho	1957	Owned	171,000
Riverside, California	1960	Owned	107,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Montevideo, Minnesota	1982	Owned	305,000
Nappanee, Indiana	1971	Owned	341,000
Lafayette, Tennessee	1996	Owned	149,000
Martinsville, Virginia	1969	Owned	132,000
Moultrie, Georgia	2003	Owned	230,000
Rocky Mount, Virginia	1995	Owned	137,000
Douglas, Georgia	1988	Owned	142,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities:
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000
Inactive manufacturing facilities:
Glendale, Arizona		Owned	118,000
Lexington, Mississippi		Leased	119,800
Plant City, Florida		Owned	94,000
Administrative and other locations:
Phoenix, Arizona		Leased	15,000
Addison, Texas		Leased	24,000
New Braunfels, Texas		Owned	9,000

We own the land on which manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 30, 2026; and the Lexington, Mississippi plant, closed in April 2020, currently under lease through October 31, 2025, at which time we would take ownership of the property. We also own substantially all of the machinery and equipment used at these factories. In addition to production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as eight properties upon which active, Company-owned retail stores are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Company-owned retail stores generally range in sizes up to nine acres. We lease office space in Addison, Texas for CountryPlace operations and factory-built housing administrative support services, pursuant to a lease that expires in 2023. The Phoenix, Arizona home office is leased through February 2026, with an option to extend for an additional three years. In Nappanee, Indiana, we also operate a supply facility whose lease expires in August 2021, with options to extend. We believe that all of these facilities are adequately maintained and suitable for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
See the information under the "Legal Matters" caption in Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol CVCO.
As of May 21, 2021, the Company had 569 stockholders of record and approximately 15,500 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, we have not paid any dividends on the Company's common stock. The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements and liquidity and the requirements of state, corporate and other laws.
Issuer Purchases of Equity Securities
On October 27, 2020, the Company’s Board of Directors approved a $100 million stock repurchase program that may be used to purchase its outstanding common stock. This program, which was announced on Form 8-K filed October 29, 2020, replaces a previously standing $10 million authorization, which is now canceled. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program is funded using our available cash. Share repurchase activity during the three months ended April 3, 2021 was as follows (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publically Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 27, 2020 to January 30, 2021	—	$—	—
January 31, 2020 to February 27, 2021	—	—	—
February 28, 2021 to April 3, 2021	6,600	218.37	6,600
Total	6,600		6,600	$98,559

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended April 3, 2021, with that of the Nasdaq Composite Index and the iShares U.S. Home Construction ETF. The comparison assumes $100 (with reinvestment of all dividends) was invested on April 2, 2016, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	4/2/2016	4/1/2017	3/31/2018	3/30/2019	3/28/2020	4/3/2021
Cavco Industries, Inc.	$100	$125	$186	$126	$159	$249
Nasdaq Composite Index	$100	$120	$144	$157	$153	$274
iShares U.S. Home Construction ETF	$100	$119	$147	$132	$115	$263

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
4/2/16
4/1/17
3/31/18
3/30/19
3/28/20
4/3/21
Cavco Industries, Inc.
Nasdaq Composite Index
iShares U.S. Home Construction ETF

We previously compared the cumulative total stockholder return on Cavco common stock to that of the Nasdaq US Small Cap Home Construction Index; however, it is no longer quoted. We selected the iShares U.S. Home Construction ETF as it includes the common stock of Cavco and some of our competitors. The comparison below assumes $100 (with reinvestment of all dividends) was invested on March 28, 2015, in Cavco common stock and in each of the foregoing indices.

	3/28/2015	3/28/2020
Cavco Industries, Inc.	$100	$198
Nasdaq US Small Cap Home Construction Index	$100	$81
iShares U.S. Home Construction ETF	$100	$113

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

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017
($ in thousands, except per share)
Income Statement Data:
Net revenue	$1,108,051	$1,061,774	$962,746	$871,235	$773,797
Cost of sales	869,074	831,256	757,040	690,555	615,760
Net income	76,646	75,066	68,622	61,502	37,955
Net income per share
Basic	$8.34	$8.22	$7.56	$6.82	$4.23
Diluted	8.25	8.10	7.40	6.68	4.17
Weighted average shares outstanding:
Basic	9,189,052	9,129,639	9,080,878	9,024,437	8,976,064
Diluted	9,293,134	9,268,784	9,268,737	9,201,706	9,105,743
Balance Sheet Data:
Total assets	$951,833	$810,431	$725,216	$674,780	$607,316
Total current liabilities	237,104	172,102	174,008	176,329	140,216
Total securitized financings and other	12,186	14,953	34,140	59,812	57,991
Finance lease obligations(1)	304	366	1,075	1,155	—
Total stockholders' equity	683,640	607,586	529,588	457,106	394,408
(1) Finance lease obligations under FASB ASC 842, Leases, effective beginning fiscal year 2020, are included in Securitized financings and other on the Company's Consolidated Balance Sheet. Prior to fiscal year 2020, these were categorized as capital lease obligations under FASB ASC 840, Leases, and were included in Accrued expenses and other current liabilities.
The selected financial data set forth above includes the accounts of Cavco and its consolidated subsidiaries, as of their respective acquisition dates, including Lexington Homes (April 3, 2017) and Destiny Homes (August 2, 2019).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about the Company's plans, strategies and prospects under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; operational and legal risks; how we may be affected by the COVID-19 pandemic, governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing, market interest rates and Company investments; and the ultimate outcome of our commitments and contingencies.
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
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to "Note" or "Notes" pertain to the Notes to the Consolidated Financial Statements.
Company Overview
Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names, including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. We are also one of the leading producers of park model RVs, vacation cabins and factory-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Our finance subsidiary, CountryPlace, is an approved Fannie Mae and Freddie Mac seller/servicer and a Ginnie Mae mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty, provides property and casualty insurance to owners of manufactured homes. From our inception in 1965, we have traditionally served affordable housing markets in the southwestern United States principally through manufactured home production. During the period from 1997 to 2000, Cavco was purchased by, and became a wholly-owned subsidiary of, Centex Corporation, which operated the Company until 2003, when Cavco became a stand-alone publicly-held company traded on the Nasdaq Global Select Market under the ticker symbol CVCO.

We have strategically expanded our factory operations and related business activities primarily through the acquisition of other industry participants. This has enabled us to meet the needs of the affordable housing market on a national basis.
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
Our manufacturing facilities are strategically positioned across the United States and utilize local market research to design homes to meet the demands of our customers. We have the ability to customize floor plans and designs to fulfill specific needs and interests. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate virtually any customer request. In addition to homes built to the federal HUD code, we also construct modular homes that conform to state and local codes, park model RVs, cabins and light commercial buildings at many of our manufacturing facilities.
We seek out niche market opportunities where our diverse product lines and custom building capabilities provide a competitive advantage. Our green building initiatives involve the creation of an energy efficient envelope and higher utilization of renewable materials. These homes provide environmentally-friendly maintenance requirements, typically lower utility costs and sustainability. We also build homes designed to use alternative energy sources, such as solar and wind. From bamboo flooring and tankless water heaters to solar-powered homes, our products are diverse and tailored to a wide range of consumer interests. Innovation in housing design is a forte of the Company and we continue to introduce new models at competitive price points with expressive interiors and exteriors that complement home styles in the areas in which they are located.
Company Outlook
We maintain a backlog of orders from our network of licensed distributors, communities and developers. Distributors may cancel orders prior to production without penalty. Accordingly, until the production of a particular unit has commenced, we do not consider our backlog to be firm orders. We strive to manage our production levels, capacity and workforce size based upon current market demand. The backlog of home sales orders at April 3, 2021 was $603 million in total, up $479 million from $124 million as of March 28, 2020. Backlog excludes home orders that have been paused or canceled at the request of the customer.
During the onset of COVID-19, we continued to operate substantially all of our homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. We adjusted our operations to manage exposure and transmission risks by implementing enhanced facility cleaning, social distancing and other related protocols while continuing to serve our customers. Operational efficiencies declined from adjusting home production processes to comply with health guidelines and managing higher factory employee absenteeism and building material supply shortages. Accordingly, our factory capacity utilization rate fluctuated during the fiscal year and was at approximately 75% during the fourth fiscal quarter of 2021, compared to pre-pandemic levels of more than 80%.
While it is difficult to predict the future impacts of the COVID-19 pandemic on housing demand, employee availability, supply chain and Company performance and operations, maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand, and we face challenges in overcoming labor-related difficulties in the COVID-19 environment to increase home production. We continually review the wage rates of our production employees, and have established other monetary incentive and benefit programs, with a goal of providing competitive compensation. We are also working to more extensively use on-line recruiting tools, update our recruitment brochures and improve the appearance and appeal of our manufacturing facilities to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. Regardless, we believe our ability to recruit the workforce we need to help meet the overall need for affordable housing continues to improve.

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
Although Company-owned, and most independently owned, retail stores remained open for business at the onset of the pandemic, customer traffic initially declined, resulting in fewer home orders from our distribution channels than would be typical during the spring selling season. However, sales order activity was exceptionally strong during the rest of fiscal year 2021. Home sales order rates during the second and third fiscal quarters were nearly 65% higher than the comparable prior year quarters, and nearly 50% higher for the fourth quarter.
The financial services segment also maintained operations since the onset of the COVID-19 pandemic, largely through the implementation of work-from-home solutions. During these uncertain economic times, we continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations.
Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2021, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors. However, mandatory extended forbearance under the CARES Act and certain other regulations related to COVID-19 could negatively impact cash obligations in the future.
The lack of an efficient secondary market for manufactured home-only loans and the limited number of institutions providing such loans results in higher borrowing costs for home-only loans and continues to constrain industry growth. We work directly with other industry participants to develop secondary market opportunities for manufactured home-only loan portfolios and expand lending availability in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. We also develop and invest in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our financial services segment, as well as provide a means that could lead to increased home sales for our factory-built housing operations.
We also work with industry trade associations to encourage favorable legislative and GSE action to address the mortgage financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2017, Fannie Mae and Freddie Mac released their final Underserved Markets Plans that describe, with specificity, the actions they would take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. On January 5, 2021, the Federal Housing Finance Agency, the GSE regulator, announced that it had issued "Non-Objections" to modified plans which are extended through 2021. The plans offered enhanced mortgage loan products for manufactured homes titled as real property through Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. Small-scale pilot programs included in the plans for the purchase of home-only loans have not occurred. Public input into the GSE's proposed 2022-2024 Underserved Markets Plans is scheduled for summer 2021. Expansion of the secondary market for home-only loans through GSEs could support further demand for housing as lending options would likely become more available to home buyers.

The insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are mitigated by reinsurance contracts in place as part of our loss mitigation structure.
Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020
Net Revenue.
Net revenue consisted of the following for fiscal years 2021, which included an extra week in the fiscal period, and 2020, respectively:

	Year Ended
($ in thousands, except revenue per home sold)	April 3, 2021	March 28, 2020	Change
Net revenue:
Factory-built housing	$1,037,889	$999,340	$38,549	3.9%
Financial services	70,162	62,434	7,728	12.4%
	$1,108,051	$1,061,774	$46,277	4.4%

Total homes sold	14,214	15,100	(886)	(5.9)%

Net factory-built housing revenue per home sold	$73,019	$66,181	$6,838	10.3%
In the factory-built housing segment, revenues increased $62.3 million from higher home selling prices, driven by product price increases and a shift toward more multi-section homes. This was offset by a $23.8 million reduction from lower home sales volume.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail stores ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among our distribution channels between reporting periods impacts the overall net revenue per home sold. For the twelve months ended April 3, 2021, we sold 11,225 homes Wholesale and 2,989 Retail versus 12,247 homes Wholesale and 2,853 homes Retail in the comparable prior year period. Fluctuations in net factory-built housing revenue per home sold are partially the result of changes in product mix, which results from home buyer tastes and preferences as they select home types/models, as well as optional home upgrades when purchasing the home. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment revenue increased primarily from $4.0 million market gains on equity investments, compared to $1.6 million of losses in the prior year, $3.3 million from more insurance policies in force and $0.5 million from higher volume of home loan sales. These were partially offset by $1.2 million lower interest income earned on the acquired loan portfolios that continue to amortize as expected.

Gross Profit.
Gross profit consisted of the following for fiscal years 2021 and 2020, respectively:

	Year Ended
($ in thousands)	April 3, 2021	March 28, 2020	Change
Gross profit:
Factory-built housing	$199,604	$195,244	$4,360	2.2%
Financial services	39,373	35,274	4,099	11.6%
	$238,977	$230,518	$8,459	3.7%

Gross profit as % of Net revenue:
Consolidated	21.6%	21.7%	N/A	(0.1)%
Factory-built housing	19.2%	19.5%	N/A	(0.3)%
Financial services	56.1%	56.5%	N/A	(0.4)%
Factory-built housing gross profit increased $19.6 million from higher home sales prices and a shift toward more multi-section homes during the period, partially offset by $15.2 million of lower home sales volumes.
Financial services gross profit increased from the $8.2 million revenue gains discussed above, and $3.0 million of favorable non-cash valuation adjustments, including improved loan loss reserves. These gains were partially offset by $6.8 million higher claims and commission expense.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2021 and 2020, respectively:

	Year Ended
($ in thousands)	April 3, 2021	March 28, 2020	Change
Selling, general and administrative expenses:
Factory-built housing	$130,498	$127,174	$3,324	2.6%
Financial services	19,654	18,437	1,217	6.6%
	$150,152	$145,611	$4,541	3.1%

Selling, general and administrative expenses as % of Net revenue:	13.6%	13.7%	N/A	(0.1)%
Selling, general and administrative expenses related to factory-built housing increased from higher wages and incentive compensation expense on improved earnings, charges related to a new, employee-friendly paid time off policy and severance expense related to the Company's former Chief Financial Officer. These were partially offset by reduced expenses related to the SEC inquiry and lower amortization of the additional D&O insurance premiums.
Selling, general and administrative expenses related to financial services increased primarily from higher salary expenses from continued growth and increased incentive compensation costs from improved earnings.
As a percentage of Net revenue, Selling, general and administrative expenses slightly decreased from better utilization of fixed costs on higher sales.

Interest Expense.
Interest expense was $0.7 million in fiscal year 2021 and $1.5 million in fiscal year 2020, and consists primarily of debt service on the financings of manufactured home-only loans and interest related to finance leases. The decrease is related to a reduction in securitized bond interest expense, as we exercised our right to repurchase the 2007-1 securitized loan portfolio in August 2019, thereby eliminating the related interest expense. This decrease is partially offset by increases in interest expense from the secured credit facilities.
Other Income, net.
Other income primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment and assets held for sale. For fiscal years 2021 and 2020, Other income, net was $8.8 million and $9.6 million, respectively, a decrease of $0.8 million or 8.3%. This decrease was primarily from a $3.4 million net gain recognized last year on the sale of idle land and lower interest income earned on cash balances, partially offset by greater unrealized gains on corporate equity investments in the current year.
Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2021 and 2020, respectively:

	Year Ended
($ in thousands)	April 3, 2021	March 28, 2020	Change
Income before income taxes:
Factory-built housing	$78,937	$78,531	$406	0.5%
Financial services	17,975	14,448	3,527	24.4%
	$96,912	$92,979	$3,933	4.2%
Income Tax Expense.
Income tax expense was $20.3 million, resulting in an effective tax rate of 20.9% for the fiscal year ended April 3, 2021, compared to income tax expense of $17.9 million and an effective rate of 19.3% for the fiscal year ended March 28, 2020. The higher effective tax rate in the current year period primarily relates to higher income and lower tax benefits from stock option exercises.
Fiscal Year 2020 Compared to Fiscal Year 2019
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K.
Liquidity and Capital Resources
We believe that cash and cash equivalents at April 3, 2021, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient cash position, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for the home-only lending programs. Regardless, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by our insurance subsidiary are generally not available to satisfy the claims of Cavco or its legal subsidiaries. We believe that stockholders' equity at the insurance subsidiary remains sufficient and do not believe that the ability to pay ordinary dividends to Cavco will be restricted per state regulations.
The following is a summary of the Company's cash flows for fiscal years 2021 and 2020, respectively:

	Year Ended
($ in thousands)	April 3, 2021	March 28, 2020	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$255,607	$199,869	$55,738
Net cash provided by operating activities	114,031	101,737	12,294
Net cash used in investing activities	(23,349)	(25,243)	1,894
Net cash used in financing activities	(6,982)	(20,756)	13,774
Cash, cash equivalents and restricted cash at end of the fiscal year	$339,307	$255,607	$83,700
Net cash provided by operating activities increased due to the increased profitability and operating account activity including higher accounts payable and accrued expenses and other current liabilities such as salary and wage accruals, greater customer deposits, Company repurchase options on certain loans sold and unearned insurance premiums and lower prepaid expenses from the continuing amortization of the D&O premiums. These increases are partially offset by higher inventory levels.
Consumer loan originations increased $4.5 million to $161.6 million during the year ended April 3, 2021, from $157.1 million during the year ended March 28, 2020. Proceeds from the sale of consumer loans provided $167.1 million in cash, compared to $159.6 million in the previous year, a net increase of $7.5 million.
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
We enter into commercial loan agreements with distributors, communities and developers under which the Company provides funds for financing homes. In addition, we enter into commercial loan arrangements with certain distributors of our products under which the Company provides funds for wholesale purchases. We have also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. For additional information regarding our commercial loans receivable, see Note 7 to the Consolidated Financial Statements. Further, we invest in and develop home-only loan pools and lending programs to attract third-party financier interest in order to grow sales of new homes through traditional distribution points.
Net cash used in investing activities for the year ended April 3, 2021 included purchases of property, plant and equipment, primarily used for the new park model RV facility in Arizona, which is expected to be operational in December 2021. This was partially offset by cash provided from net sales of investments and proceeds from sales of property, plant and equipment. Net cash used in investing activities in fiscal year 2020 was primarily used for purchases of property, plant and equipment, payments for the acquisition of Destiny Homes and net purchases of investments. This was partially offset by proceeds from the sale of property, plant and equipment.
Net cash used in financing activities for the year ended April 3, 2021 was mainly used for payments of payroll taxes on the net exercises of stock options, payments on secured financings and common stock repurchases. Net cash used in financing activities for fiscal year 2020 was mainly for the repurchase of the 2007-1 securitization and other payments on secured financings.

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" in the Company's 2020 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2020 and 2019.
Financings. During fiscal year 2020, the Company repurchased the 2007-1 securitized loan portfolio, leaving no further securitized financing balance outstanding as of April 3, 2021 or March 28, 2020.
We have entered into secured credit facilities with independent third-party banks. The proceeds were used to facilitate the origination of consumer home-only loans to be held for investment, secured by the manufactured homes which were subsequently pledged as collateral to the facilities. Upon completion of the draw down periods, these facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. As of April 3, 2021, the outstanding balance of the converted loans was $8.2 million with a weighted average interest rate of 4.91%.
In October 2020, we announced a $100 million stock repurchase program that may be used to purchase our outstanding common stock. The actual timing, number and value of shares repurchased under the program will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and other strategic capital needs and opportunities. The plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. During fiscal year 2021, we purchased 6,600 shares for an aggregate amount of $1.4 million under the new $100 million repurchase authorization that occurred on October 27, 2020.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations to make future payments under the debt obligations and lease agreements as of April 3, 2021. This table excludes long-term obligations for which there is no definite commitment period.

	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt obligations:
Secured financings and other borrowings, including interest (1)	$14,580	$2,313	$3,655	$3,112	$5,500
Operating lease obligations	19,776	4,292	7,564	5,654	2,266
Finance lease obligations	341	73	146	122	—
Total contractual obligations	$34,697	$6,678	$11,365	$8,888	$7,766
(1)Interest is calculated by applying contractual interest rates to month-end balances. The timing of these estimated payments fluctuates based upon various factors, including estimated loan portfolio prepayment and default rates.

Additionally, we have contingent commitments at April 3, 2021 consisting of contingent repurchase obligations and remaining construction contingent commitments. For additional information related to these contingent obligations, see Note 16 to the Consolidated Financial Statements.
•We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent distributors of our products. The maximum amount for which we were liable under such agreements approximated $74.2 million at April 3, 2021, without reduction for the resale value of the homes. Although the repurchase obligations outstanding have a finite life, these commitments are continually replaced as we continue to sell manufactured homes to distributors under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to distributors.
•CountryPlace has a commitment to fund construction-period mortgages up to $23.8 million at April 3, 2021. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.

Off Balance Sheet Arrangements
See Note 16 to the Consolidated Financial Statements for a discussion of the Company's off-balance sheet commitments, which is incorporated herein by reference.
Critical Accounting Estimates
Our discussion and analysis of the Company's financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See "Forward-Looking Statements" above.
We believe the following accounting policies are critical to Company operating results or may affect significant judgments and estimates used in the preparation of the Consolidated Financial Statements and should be read in conjunction with the Notes to the Consolidated Financial Statements.
Warranties. We provide retail home buyers a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. We record a liability for estimated future warranty costs relating to homes sold based upon an assessment of historical experience factors. Factors used in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in distributor inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.
Reserve for Property Casualty Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Our reserve process takes into account known facts and interpretations of circumstances and factors, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

Insurance. We are self-insured for a significant portion of our general and products liability, auto liability, health, property and workers' compensation liability coverage. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated incurred but not reported claims. A reserve for products liability is actuarially determined. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Reserve for Repurchase Commitments. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions that have provided wholesale floor plan financing to distributors. Significant portions of our sales are made to distributors pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase a product from the lending institutions in the event such product is repossessed upon a distributor's default. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.
Impairment of Long-Lived Assets. We periodically evaluate the carrying value of long-lived assets, both to be held and used and held for sale, for impairment when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. We did not record an impairment charge on long-lived assets during fiscal years 2021, 2020 or 2019.
Income Taxes and Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the deferred tax assets based on the requirements established in FASB ASC 740, Income Taxes, which requires a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for, or amount of, any valuation allowance involves significant judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At April 3, 2021, based on historical profits earned and forecasted taxable profits, we determined that all deferred tax assets, except for certain state net operating loss deferred tax assets, would be utilized in future periods.
Goodwill and Other Intangibles. Goodwill and indefinite-lived intangibles are tested annually for impairment. The analysis depends upon a number of judgments, estimates and assumptions. Accordingly, such testing is subject to uncertainties, which could cause the fair value to fluctuate from period to period.
As of April 3, 2021, all of our goodwill is attributable to the factory-built housing segment. We performed the annual goodwill impairment analysis as of April 3, 2021, in accordance with FASB Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The analysis determined that the fair value of the reporting unit was greater than the carrying value and thus no further procedures were considered necessary.
In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of the goodwill, which would adversely affect our operating results and net worth. See Part I, Item 1A, "Risk Factors."

Other Matters
Related Party Transactions. We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through the commercial lending programs. For the years ended April 3, 2021, March 28, 2020 and March 30, 2019, the total amount of sales to related parties were $46.7 million, $51.0 million and $42.2 million, respectively. As of April 3, 2021, receivables from related parties included $4.7 million of accounts receivable and $9.5 million of commercial loans outstanding. As of March 28, 2020, receivables from related parties included $1.7 million of accounts receivable and $8.2 million of commercial loans outstanding.
Impact of Inflation. Sudden increases in specific costs, such as the increases in material and labor, as well as price competition, can affect our ability to efficiently increase selling prices and may adversely impact our results of operations. We can give no assurance that inflation will not affect future profitability.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. We may from time to time be exposed to interest rate risk inherent in our financial instruments, but we are not currently subject to foreign currency or commodity price risk. We manage exposure to these market risks through our regular operating and financing activities.
The Company's operations are interest rate sensitive. As overall manufactured housing demand can be adversely affected by increases in interest rates, a significant increase in wholesale or mortgage interest rates may negatively affect the ability of distributors and home buyers to secure financing. Higher interest rates could unfavorably impact revenues, gross margins and net earnings.
We are exposed to market risk related to the accessibility and terms of long-term financing of our consumer loans. In the past, we have accessed the asset-backed securities market to provide term financing of home-only and non-conforming mortgage originations. At present, independent asset-backed and mortgage-backed securitization markets are not readily available to us or other manufactured housing lenders. Accordingly, we have not continued to securitize our loan originations as a means to obtain long-term funding.
We are also exposed to market risks related to the consumer and commercial loan notes receivables. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of April 3, 2021 is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows:

($ in thousands)	Reduction in Fair Value
Consumer loans receivable	$3,317
Commercial loans receivable	344
Securitized financings	462

In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are also subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of April 3, 2021, we had outstanding IRLCs with a notional amount of $37.7 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming the level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would decrease the fair value of the obligations by approximately $340,000.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Accounting Officer, of the effectiveness of its disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Accounting Officer concluded that, as of April 3, 2021, its disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of April 3, 2021.
The effectiveness of the Company's internal control over financial reporting as of April 3, 2021 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 3, 2021, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 3, 2021 and March 28, 2020, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended April 3, 2021, and the related notes and our report dated May 27, 2021 expressed an unqualified opinion.

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
May 27, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended April 3, 2021.
The Company has a Code of Ethics that applies to all directors, officers and employees of the Company. A copy of the Company's Code of Ethics is located on the Company's website at www.cavco.com or will be mailed, at no charge, upon request submitted to Mickey R. Dragash, Secretary, Cavco Industries, Inc., 3636 North Central Avenue, Suite 1200, Phoenix, Arizona, 85012. If the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its website at www.cavco.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth information as of April 3, 2021, with respect to the Company's compensation plans and individual compensation arrangements under which the Company's equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	251,749	$146.86	295,571
Equity compensation plans not approved by stockholders	—	—	—
Total	251,749	$146.86	295,571

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement.

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

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015
3.4	Third Amended and Restated Bylaws of Cavco	Exhibit 3.1 to the Periodic Report on Form 8-K filed on January 29, 2020
4.1	Description of Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on May 30, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2019
10.2.6*	Amendment to the 2017 Stock Option Award Agreement effective as of April 15, 2019, by and between the Company and Dan Urness	Exhibit 10.2 to the Current Report on Form 8-K filed on April 2, 2019
10.2.7*	Amendment to the 2018 Stock Option Award Agreement effective as of April 15, 2019, by and between the Company and Dan Urness	Exhibit 10.3 to the Current Report on Form 8-K filed on April 2, 2019
10.2.8*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement	Exhibit 10.2.10 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2019
10.3*	Transition Agreement, dated as of November 8, 2018, by and between Cavco Industries, Inc. and Joseph Stegmayer	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.3.1*	Indemnification Agreement, dated as of November 8, 2018, by and between Daniel L. Urness and Cavco Industries, Inc.	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018
10.3.2*	Employment Agreement, dated as of April 1, 2019, by and between William C. Boor and Cavco Industries, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2019
10.3.3*	Employment Agreement, dated as of April 1, 2019, by and between Daniel L. Urness and Cavco Industries, Inc.	Exhibit 10.4 to the Current Report on Form 8-K filed on April 2, 2019
10.3.4*	Employment Agreement, dated as of April 1, 2019, by and between Mickey R. Dragash and Cavco Industries, Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on April 2, 2019
10.3.5*	Larry Keener Retirement Letter, dated January 28, 2020	Exhibit 10.3.5 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.3.6*	Offer Letter, dated as of January 7, 2020, between the Company and Matthew Niño	Exhibit 10.3.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.3.7*	Severance Agreement, dated April 14, 2020, by and between Simone Reynolds and Cavco Industries, Inc.	Exhibit 10.3.7 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.3.8*	Severance Agreement, dated May 20, 2020, by and between Steven K. Like and Cavco Industries, Inc.	Exhibit 10.3.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.3.9*	Separation Agreement, dated as of February 19, 2021, by and between Cavco Industries, Inc. and Daniel L. Urness	Filed herewith
10.4*	Executive Officer Incentive Plans for Fiscal Year 2019	Current Report on Form 8-K filed on July 12, 2018
10.4.1*	Executive Officer Incentive Plans for Fiscal Year 2020	Current Report on Form 8-K filed on June 21, 2019
10.5	Form of Indemnification Agreement	Exhibit 10.5 to Current Report on Form 8-K filed on April 2, 2019
10.6	Cavco Industries, Inc. Clawback Policy	Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of William C. Boor, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Paul Bigbee, Chief Accounting Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of President and Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement

**	These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	May 27, 2021	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	Director, President and	May 27, 2021
William C. Boor	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Bigbee	Chief Accounting Officer	May 27, 2021
Paul Bigbee	(Principal Financial and Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 27, 2021
Steven G. Bunger

/s/ Susan L. Blount	Director	May 27, 2021
Susan L. Blount

/s/ David A. Greenblatt	Director	May 27, 2021
David A. Greenblatt

/s/ Richard A. Kerley	Director	May 27, 2021
Richard A. Kerley

/s/ Steven W. Moster	Director	May 27, 2021
Steven W. Moster

/s/ Julia W. Sze	Director	May 27, 2021
Julia W. Sze

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and its subsidiaries (the Company) as of April 3, 2021 and March 28, 2020, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 27, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reserve for Property Casualty Insurance Claims
As described in Notes 1 and 14 to the consolidated financial statements, the financial services segment of the Company establishes reserves for property casualty insurance claims and related expenses on reported and unreported claims of insured losses, which totaled $7.5 million as of April 3, 2021. The Company's process for establishing these reserves takes into account many factors, including the Company's experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in laws and regulations, judicial decisions, and economic conditions. The evaluation of factors and information used to estimate the reserve for property casualty insurance claims and claims expense requires a significant amount of judgment from management and involves a high degree of estimation.

We identified estimation of the reserve for property casualty insurance claims and claims expense as a critical audit matter because auditing the matter required a high degree of auditor judgment and increased audit effort to evaluate management's conclusions regarding the reasonableness of the assumptions and factors used in the calculation and presentation of insurance loss reserves.

Our audit procedures related to the estimation and reasonableness of the recorded property casualty insurance reserves included the following, among others:
•We obtained an understanding of the relevant controls over the Company's claims process and the Company's process for setting reserves for the property casualty insurance claims and related claims expenses on reported and unreported claims of insured losses, including the completeness and accuracy of data used in the process, the review and approval processes management has in place over the methods and assumptions used in estimating the reserves and tested such controls for design and operating effectiveness.
•With the assistance of an actuarial specialist, we evaluated the reasonableness of the methodology, assumptions and data used in the Company's estimate by:
–Comparing reserving techniques and processes used to recognized actuarial practices for the industry;
–Evaluating the results of the reserve analysis prepared by management's third-party actuary for comparison to management’s best estimate;
–Evaluating historical data, including changes and trends in the data and comparing prior year estimates of expected incurred losses to actual experience during the current year; and
–Testing on a sample basis, the completeness and accuracy of the underlying data to supporting documentation and testing the mathematical accuracy of the calculations.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Phoenix, Arizona
May 27, 2021

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 3, 2021	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$322,279	$241,826
Restricted cash, current	16,693	13,446
Accounts receivable, net	47,396	42,800
Short-term investments	19,496	14,582
Current portion of consumer loans receivable, net	37,690	32,376
Current portion of commercial loans receivable, net	14,568	14,657
Current portion of commercial loans receivable from affiliates, net	4,664	766
Inventories	131,234	113,535
Prepaid expenses and other current assets	57,779	42,197
Total current assets	651,799	516,185
Restricted cash	335	335
Investments	35,010	31,557
Consumer loans receivable, net	37,108	49,928
Commercial loans receivable, net	20,281	23,685
Commercial loans receivable from affiliate, net	4,801	7,457
Property, plant and equipment, net	96,794	77,190
Goodwill	75,090	75,090
Other intangibles, net	14,363	15,110
Operating lease right-of-use assets	16,252	13,894
Total assets	$951,833	$810,431
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,120	$29,924
Accrued expenses and other current liabilities	203,133	139,930
Current portion of secured credit facilities and other	1,851	2,248
Total current liabilities	237,104	172,102
Operating lease liabilities	13,361	10,743
Secured credit facilities and other	10,335	12,705
Deferred income taxes	7,393	7,295
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,241,256 and 9,173,242 shares, respectively	92	92
Treasury stock, at cost; 6,600 shares as of April 3, 2021, No shares as of March 28, 2020	(1,441)	—
Additional paid-in capital	253,835	252,260
Retained earnings	431,057	355,144
Accumulated other comprehensive income	97	90
Total stockholders' equity	683,640	607,586
Total liabilities and stockholders' equity	$951,833	$810,431
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net revenue	$1,108,051	$1,061,774	$962,746
Cost of sales	869,074	831,256	757,040
Gross profit	238,977	230,518	205,706
Selling, general and administrative expenses	150,152	145,611	121,568
Income from operations	88,825	84,907	84,138
Interest expense	(738)	(1,495)	(3,444)
Other income, net	8,825	9,567	5,982
Income before income taxes	96,912	92,979	86,676
Income tax expense	(20,266)	(17,913)	(18,054)
Net income	$76,646	$75,066	$68,622

Comprehensive income:
Net income	$76,646	$75,066	$68,622
Reclassification adjustment for securities sold	19	18	74
Applicable income taxes	(4)	(4)	(15)
Net change in unrealized position of investments held	(10)	132	122
Applicable income taxes	2	(28)	(26)
	$76,653	$75,184	$68,777

Net income per share:
Basic	$8.34	$8.22	$7.56
Diluted	$8.25	$8.10	$7.40
Weighted average shares outstanding:
Basic	9,189,052	9,129,639	9,080,878
Diluted	9,293,134	9,268,784	9,268,737

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Stockholders' Equity
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 31, 2018	9,044,858	$90	$—	$246,197	$209,381	$1,438	$457,106
Cumulative effect of implementing ASU 2016-01	—	—	—	—	1,621	(1,621)	—
Cumulative effect of implementing ASC 606	—	—	—	—	454	—	454
Net income	—	—	—	—	68,622	—	68,622
Other comprehensive income, net	—	—	—	—	—	155	155
Issuance of common stock under stock incentive plans	53,462	1	—	(115)	—	—	(114)
Stock-based compensation	—	—	—	3,365	—	—	3,365
Balance, March 30, 2019	9,098,320	$91	$—	$249,447	$280,078	$(28)	$529,588
Net income	—	—	—	—	75,066	—	75,066
Other comprehensive income, net	—	—	—	—	—	118	118
Issuance of common stock under stock incentive plans	74,922	1	—	(1,068)	—	—	(1,067)
Stock-based compensation	—	—	—	3,881	—	—	3,881
Balance, March 28, 2020	9,173,242	$92	$—	$252,260	$355,144	$90	$607,586
Cumulative effect of implementing ASU 2016-13, net	—	—	—	—	(733)	—	(733)
Net income	—	—	—	—	76,646	—	76,646
Other comprehensive income, net	—	—	—	—	—	7	7
Issuance of common stock under stock incentive plans	68,014	—	—	(2,817)	—	—	(2,817)
Stock-based compensation	—	—	—	4,392	—	—	4,392
Common stock repurchases	—	—	(1,441)	—	—	—	(1,441)
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES
Net income	$76,646	$75,066	$68,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,324	5,783	4,698
Provision for credit losses	(1,193)	1,348	562
Deferred income taxes	326	261	(762)
Stock-based compensation expense	4,392	3,881	3,365
Non-cash interest income, net	(3,312)	(1,411)	(953)
Loss (gain) on sale or retirement of property, plant and equipment, net	116	(3,409)	(53)
Gain on investments and sale of loans, net	(22,037)	(10,977)	(9,207)
Changes in operating assets and liabilities:
Accounts receivable	(4,597)	(1,442)	(5,684)
Consumer loans receivable originated	(161,562)	(157,090)	(129,990)
Proceeds from sales of consumer loans	167,067	159,632	131,117
Principal payments received on consumer loans receivable	14,126	10,632	12,945
Inventories	(17,699)	8,250	(7,051)
Prepaid expenses and other current assets	6,380	6,683	(12,942)
Commercial loans receivable	1,825	(1,914)	(26,543)
Accounts payable and accrued expenses and other current liabilities	47,229	6,444	4,712
Net cash provided by operating activities	114,031	101,737	32,836
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,537)	(14,340)	(7,636)
Payments for acquisition, net	—	(15,937)	—
Proceeds from sale of property, plant and equipment and assets held for sale	240	6,541	125
Purchases of investments	(17,518)	(11,699)	(7,337)
Proceeds from sale of investments	19,466	10,192	9,033
Net cash used in investing activities	(23,349)	(25,243)	(5,815)
FINANCING ACTIVITIES
Payments for exercise of stock options	(2,817)	(1,067)	(114)
Proceeds from secured financings and other	64	227	392
Payments on securitized financings and other	(2,788)	(19,916)	(26,688)
Payments for common stock repurchases	(1,441)	—	—
Net cash used in financing activities	(6,982)	(20,756)	(26,410)
Net increase in cash, cash equivalents and restricted cash	83,700	55,738	611
Cash, cash equivalents and restricted cash at beginning of the fiscal year	255,607	199,869	199,258
Cash, cash equivalents and restricted cash at end of the fiscal year	$339,307	$255,607	$199,869
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$19,469	$18,839	$19,912
Cash paid during the year for interest	$468	$736	$2,302
Supplemental disclosures of noncash activity:
Change in GNMA loans eligible for repurchase	$18,339	$3,634	$(1,867)
Right-of-use assets recognized	$5,985	$18,498	$—
Operating lease obligations incurred	$5,985	$18,523	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. We have evaluated subsequent events after the balance sheet date of April 3, 2021, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC") and there were no disclosable subsequent events. In addition, references throughout to numbered "Notes" refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
Nature of Operations. Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent distributors located throughout the continental United States, as well as through Company-owned retail stores which offer our homes to retail customers. Our financial services segment is comprised of: a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), which is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes; and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), which provides property and casualty insurance primarily to owners of manufactured homes.
In March 2020, the World Health Organization declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. As our business was considered essential, we continued to operate substantially all of our homebuilding and retail sales facilities while working to follow COVID-19 health guidelines. We minimized exposure and transmission risks by implementing enhanced facility cleaning, social distancing and related protocols while continuing to serve our customers.
It is difficult to predict the future impacts on housing demand or operations at each of our locations due to the COVID-19 pandemic. However, our wholesale customers have been positive about continuing the process of delivering homes and appreciative of our efforts to continue production to meet housing needs.
Fiscal Year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year ended on April 3, 2021 and includes 53 weeks, whereas fiscal years 2020 and 2019 each consisted of 52 weeks.
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
Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, consumer loans receivable, commercial loans receivable, accounts payable, certain accrued expenses and other current liabilities and secured credit facilities and other financings.
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"), fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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
The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturity of the amounts. See Note 19 for the fair values of our other financial instruments and the inputs used.
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
Some of our independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended April 3, 2021.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail stores are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, the home is accepted by the customer, title has transferred and funding is probable.
Financial Services Revenue Recognition. Premium amounts collected on policies issued and assumed by Standard Casualty are amortized on a straight-line basis into Net revenue over the life of the policy. Premiums earned are net of reinsurance ceded. Policy acquisition costs are also amortized in Cost of sales over the life of the policy. Insurance agency commissions received from third-party insurance companies are recognized as revenue upon execution of the insurance policy as we have no future or ongoing obligation with respect to such policies.
Interest income on consumer loans receivables is recognized in Net revenue. Upon acquisition of the previously securitized loan portfolios (the "Acquisition Date"), we evaluated the existing consumer loans receivable held for investment to determine whether there was evidence of deterioration of credit quality and the probability that we would be able to collect all amounts due according to the loans' contractual terms. We also considered expected prepayments and estimated the amount and timing of undiscounted principal, interest and other cash flows. We determined the excess of the loan pool's scheduled contractual principal and interest payments over the undiscounted expected cash flows as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans was accreted into interest income over the remaining life of the loans (referred to as accretable yield). We adopted FASB Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") on March 29, 2020. Upon adoption, we determined that $1.7 million of the existing purchase discount for such consumer loans was related to credit factors and was reclassified to the allowance for loan losses upon adoption. The remaining discount on the acquired consumer loans was determined to be related to non-credit factors and will continue to be accredited into interest income over the life of the loans (see Note 6).
For loans originated and held for sale, loan origination fees and gains or losses on sales are recognized in Net revenue upon title transfer of the loans. We provide third-party servicing of mortgages and earn servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized in Net revenue when earned.

Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Our cash equivalents are primarily comprised of U.S. Treasury and other money market funds and other depository accounts, some of which are in excess of Federal Deposit Insurance Corporation insured limits.
Restricted Cash. Restricted cash primarily represents cash related to CountryPlace customer payments to be remitted to third parties and deposits received from retail customers required to be held in trust accounts. These funds cannot be accessed for general operating purposes (see Note 3).
Accounts Receivable. We extend competitive credit terms on a customer-by-customer basis in the normal course of business, subject to normal industry risk, with many requiring a cash deposit with a sales order or payment upon delivery of a home. We review accounts receivable for estimated losses that may result from customers' inability to pay. As of April 3, 2021 and March 28, 2020, there were no allowances for doubtful accounts.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. Our investments include marketable debt and equity securities and non-marketable equity investments. Changes in unrealized net holding gains and losses on equity securities are reported in earnings. Unrealized net holding gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income ("AOCI") on the Consolidated Balance Sheets. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 4).
As discussed above, we adopted ASU 2016-13 on March 29, 2020. Under this standard, declines in the fair value of individual available-for-sale debt securities that are related to credit losses are recorded as a valuation allowance against the investment balance, with the loss recorded in earnings. As of April 3, 2021, we have determined that all losses on available-for-sale debt securities were from market factors, and therefore we had no valuation allowance. Prior to the adoption of ASU 2016-13, management would evaluate whether a decline in the value of an individual security was other-than-temporary. Investments on which there was an unrealized loss that was deemed to be other-than-temporary were written down to fair value with the loss recorded in earnings.
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
Combined land and home mortgages are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs") and those that are non-conforming. In most instances, our mortgages are secured by a first-lien position and are provided for the consumer purchase of a home. Consumer loans held for investment include home-only personal property loans originated under our home-only lending programs. Accordingly, we classify our loans receivable as follows: conforming mortgages, non-conforming mortgages, home-only loans and other loans.
In measuring credit quality within each segment and class, we use commercially available credit scores (such as FICO®). At the time of each loan's origination, we obtain credit scores from each of the three primary credit bureaus, if available. To evaluate credit quality of individual loans, we use the mid-point of the available credit scores or, if only two scores are available, we use the lower of the two. We do not update credit bureau scores after the time of origination.

Commercial Loans Receivable. Our commercial loans receivable balance consists of amounts loaned under commercial loan programs for the benefit of our independent distributors and community operators' home purchasing needs. Under the terms of certain programs, we have entered into direct commercial loan arrangements with independent distributors and community operators wherein we provide funds to purchase home inventory or homes for placement in communities. Interest income on commercial loans receivable is recognized in Other income, net in the Consolidated Statements of Comprehensive Income on an accrual basis.
Allowance for Loan Losses. ASU 2016-13 requires a forward-looking impairment model based on expected losses rather than incurred losses. The primary portion of the allowance for loan losses reflects our judgment of the incurred loss exposure on our consumer loans receivable. As of April 3, 2021, we had an allowance for loan losses of $3.2 million, which includes the previously discussed $1.7 million of existing purchase discount on acquired consumer loans that was reclassified upon adoption of ASU 2016-13. Our allowance for loan losses as of March 28, 2020 was $1.8 million (see Note 6).
Another portion of the allowance for loan losses relates to our commercial loans receivables as of the end of the reporting period. We have historically been able to resell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. In addition to the allowance calculated under ASU 2016-13, if we determine that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. We recorded allowance for loan losses of $816,000 and $393,000 at April 3, 2021 and March 28, 2020, respectively, related to commercial loans receivable (see Note 7).
Inventories. Raw material inventories are valued at the lower of cost or market, using the first in, first out method. Finished goods and work-in-process inventories are valued at the lower of cost or market, using the specific identification method.
Property, Plant and Equipment. Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 10 to 39 years; and machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. We sell miscellaneous property, plant and equipment in the normal course of business.
Asset Impairment. We periodically evaluate the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. There were no impairment losses recognized in fiscal years 2021, 2020 or 2019.

Goodwill and Other Intangibles. We account for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In the fair value evaluation of intangible assets acquired, there are significant estimates and assumptions, including forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of the royalty rates and discount rates. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other. As such, we test goodwill annually for impairment. The Company has two reporting segments: factory-built housing and financial services. As of April 3, 2021, all of our goodwill is attributable to the factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
We performed our annual goodwill impairment analysis as of April 3, 2021, and the analysis determined that the fair value of the reporting unit was greater than the carrying value. There was no impairment recognized during fiscal years 2021, 2020 or 2019.
Warranties. We provide retail home buyers, builders or developers with a one year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Estimated warranty costs are accrued in Cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated amount of homes still under warranty including homes in distributor inventories, homes purchased by consumers still within the one year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.
Volume Rebates. Certain distributors, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period on specified products. Volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
Freight. Substantially all freight costs are recovered from our distributors and are included in Net revenue. Freight charges of $29.3 million, $30.9 million and $28.9 million were recognized in fiscal years 2021, 2020 and 2019, respectively.
Reserve for Repurchase Commitment. We are contingently liable under terms of repurchase agreements with the financial institutions that provide inventory financing to certain distributors of our products. These arrangements, which are customary in the industry, provide the lender a guarantee that we will repurchase our products in the event of default by the distributor. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The risk of loss under these agreements is spread over numerous distributors and the repurchase price generally declines over the period of the agreement (generally 18 to 24 months), further reduced by the resale value of repurchased homes. We apply FASB ASC 460, Guarantees ("ASC 460") to account for our liability for repurchase commitments. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the distributor sells the home. Changes in the reserve are recorded as an adjustment to Net revenue. See Note 16 for further discussion.

Reserve for Property Casualty Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Our reserve process takes into account known facts and interpretations of circumstances and factors, including experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $7.5 million and $5.6 million as of April 3, 2021 and March 28, 2020, respectively, of which $3.7 million and $3.5 million related to incurred but not reported ("IBNR") losses, respectively.
Insurance. We are self-insured for a significant portion of our general and products liability, auto liability, health, property and workers' compensation liability coverage. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated IBNR claims. A reserve for products liability is actuarially determined and reflected in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Advertising. Advertising costs are expensed as incurred and were $807,000 in fiscal year 2021, $900,000 in fiscal year 2020 and $837,000 in fiscal year 2019.
Income Taxes. We account for income taxes pursuant to FASB ASC 740, Income Taxes ("ASC 740") and provide for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.
The calculation of tax liabilities involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period of derecognition. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. We use a two-step approach to evaluate uncertain tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the Consolidated Financial Statements.
Other Income, net. Other income primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivables and earned on cash balances, gains and losses on the sale of property, plant and equipment or assets held for sale and impairment of such assets, if necessary.
Stock-Based Compensation. We calculate the fair value of stock options under the provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"), using the Black-Scholes-Merton option-pricing model. The determination of the fair value of stock options on the date of grant using this option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the expected stock price volatility over the expected term of the awards, the risk-free interest rate and expected dividends. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant.

We use historical data to estimate pre-vesting forfeitures and record stock-based compensation cost, using the straight-line attribution method, only for those awards that are expected to vest. Compensation expense related to performance-based awards is recognized over the implicit service period of the award based on management's estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date (see Note 17).
Accumulated Other Comprehensive Income. AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4), and is presented net of tax. Accumulated unrealized gain on available-for-sale debt securities at the end of fiscal year 2021 was $123,000 before tax, with an associated tax amount of $26,000, resulting in a net unrealized gain of $97,000. Unrealized gain on available-for-sale debt securities for fiscal year 2020 was $114,000, with an associated tax amount of $24,000, for a net unrealized gain of $90,000.
Treasury Stock. We record repurchases of our common stock as treasury stock at cost. As we do not have a formal retirement plan for the shares acquired, and the ultimate disposition has not yet been decided, we show the cost of the acquired stock separately as a deduction from equity.
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
Recently Issued or Adopted Accounting Pronouncements.
On March 29, 2020, we adopted ASU 2016-13, which changed the impairment model for most financial assets and certain other instruments and requires a forward-looking impairment model based on expected losses rather than incurred losses. We adopted the standard by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the accounting standard in effect for the applicable prior periods. The cumulative effect of the changes made to our consolidated balance sheet at March 29, 2020 for the adoption of ASU 2016-13 was $733,000, net of taxes. The application of ASU 2016-13 increased our allowance for loan losses by $435,000 for commercial loans receivable and $528,000 for non-acquired consumer loans receivable. It had an insignificant impact to our allowance for credit losses for Accounts receivable, net.
From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's Consolidated Financial Statements upon adoption.
2. Revenue from Contracts with Customers
Revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when, or as, the customer obtains control of that good or service. Revenues are based on the consideration expected to be received in connection with our promises to deliver goods and services to the customers.
Site Improvements on Retail Sales. We recognize sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements. Such services are provided as a convenience to the customer. As we are involved in the selection of subcontractors, under FASB ASC 606, Revenue from Contracts with Customers, we recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2021, 2020 and 2019 were $41.1 million, $30.0 million and $24.9 million, respectively.
Additional Items. Expected consideration, and therefore revenue, reflects reductions for returns, allowances, and other incentives, some of which may be contingent on future events. Additionally, our volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.

In customer contracts for retail sales of manufactured homes, consideration includes certain state and local excise taxes billed to customers when those taxes are levied directly upon us by the taxing authorities. Expected consideration excludes sales and other taxes collected on behalf of taxing authorities. We elect to treat consideration for freight performed as a fulfillment activity. Therefore, Net revenue includes consideration for freight and other fulfillment activities performed prior to the customer obtaining control of the goods.
Practical Expedients and Exemptions. We generally expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within Selling, general and administrative expenses. In addition, we do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less.
Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands). All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above.

	April 3, 2021	March 28, 2020	March 30, 2019
Factory-built housing
U.S. Housing and Urban Development code homes	$842,515	$813,074	$727,950
Modular homes	91,896	84,498	90,636
Park model RVs	46,862	46,427	38,057
Other	56,616	55,341	49,083
	1,037,889	999,340	905,726
Financial services
Insurance agency commissions received from third-party insurance companies	3,102	3,352	3,065
Other	67,060	59,082	53,955
	70,162	62,434	57,020
	$1,108,051	$1,061,774	$962,746
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	April 3, 2021	March 28, 2020
Cash related to CountryPlace customer payments to be remitted to third parties	$16,049	$12,740
Other restricted cash	979	1,041
	$17,028	$13,781
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	April 3, 2021	March 28, 2020	March 30, 2019
Cash and cash equivalents	$322,279	$241,826	$187,370
Restricted cash, current	16,693	13,446	12,148
Restricted cash	335	335	351
	$339,307	$255,607	$199,869

4. Investments
Investments consisted of the following (in thousands):

	April 3, 2021	March 28, 2020
Available-for-sale debt securities	$14,946	$14,774
Marketable equity securities	17,600	9,829
Non-marketable equity investments	21,960	21,536
	54,506	46,139
Less current portion	(19,496)	(14,582)
	$35,010	$31,557
Investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of April 3, 2021 and March 28, 2020, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.
We record investments in fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in AOCI.
The following tables summarize our available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	April 3, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,787	$30	$(13)	$2,804
State and political subdivision debt securities	7,239	125	(19)	7,345
Corporate debt securities	4,797	11	(11)	4,797
	$14,823	$166	$(43)	$14,946

	March 28, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$5,400	$69	$(26)	$5,443
State and political subdivision debt securities	4,239	134	(3)	4,370
Corporate debt securities	5,021	5	(65)	4,961
	$14,660	$208	$(94)	$14,774

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	April 3, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$927	$(6)	$450	$(7)	$1,377	$(13)
State and political subdivision debt securities	3,013	(19)	—	—	3,013	(19)
Corporate debt securities	2,153	(10)	249	(1)	2,402	(11)
	$6,093	$(35)	$699	$(8)	$6,792	$(43)

	March 28, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$133	$—	$1,779	$(26)	$1,912	$(26)
State and political subdivision debt securities	601	(2)	101	(1)	702	(3)
Corporate debt securities	3,747	(65)	—	—	3,747	(65)
	$4,481	$(67)	$1,880	$(27)	$6,361	$(94)
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of April 3, 2021. Further, we do not intend to sell the investments, and it is more likely than not that we will not be required to sell the investments, before recovery of their amortized cost.
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	April 3, 2021
	Amortized Cost	Fair Value
Due in less than one year	$1,218	$1,220
Due after one year through five years	8,487	8,484
Due after five years through ten years	1,022	1,087
Due after ten years	1,309	1,351
Mortgage-backed securities	2,787	2,804
	$14,823	$14,946
We recognize investment gains and losses on available-for-sale debt securities when we sell or otherwise dispose of securities using the specific identification method. There were no gross gains realized on the sale of available-for-sale debt securities for fiscal years 2021, 2020 and 2019. Gross losses realized on the sale of available-for-sale debt securities were $6,000 in fiscal year 2021, none in fiscal year 2020, and $38,000 in fiscal year 2019.

We recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses on marketable equity securities for fiscal years 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Marketable equity securities:
Net gain (loss) recognized during the period	$8,515	$(2,264)	$(355)
Less: Net (gains) losses recognized on securities sold during the period	(2,191)	232	64
Unrealized gains (losses) recognized during the period on securities still held	$6,324	$(2,032)	$(291)
5. Inventories
Inventories consisted of the following (in thousands):

	April 3, 2021	March 28, 2020
Raw materials	$54,336	$35,691
Work in process	19,149	13,953
Finished goods	57,749	63,891
	$131,234	$113,535
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	April 3, 2021	March 28, 2020
Loans held for investment (at Acquisition Date)	$31,949	$37,779
Loans held for investment (originated after Acquisition Date)	18,690	20,140
Loans held for sale	15,587	14,671
Construction advances	13,801	13,400
	80,027	85,990
Deferred financing fees and other, net	(2,041)	(1,919)
Allowance for loan losses	(3,188)	(1,767)
	74,798	82,304
Less current portion	(37,690)	(32,376)
	$37,108	$49,928

The allowance for loan losses reflects our judgment of the probable loss exposure on loans held for investment. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	April 3, 2021	March 28, 2020
Allowance for loan losses at beginning of period	$1,767	$415
Impact of adoption of ASU 2016-13	2,276	—
Change in estimated loan losses, net	(655)	1,352
Charge-offs	(201)	—
Recoveries	1	—
Allowance for loan losses at end of period	$3,188	$1,767
The consumer loans held for investment had the following characteristics:

	April 3, 2021	March 28, 2020
Weighted average contractual interest rate	8.26%	8.42%
Weighted average effective interest rate	9.34%	9.27%
Weighted average months to maturity	162	164
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	April 3, 2021	March 28, 2020
Current	$76,378	$83,861
31 to 60 days	508	547
61 to 90 days	21	307
91+ days	3,120	1,275
	$80,027	$85,990
The following table disaggregates gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total	March 28, 2020
Prime- FICO score 680 and greater	$18,250	$3,575	$1,718	$971	$1,959	$23,375	$49,848	$55,513
Near Prime- FICO score 620-679	10,227	2,744	1,794	1,364	500	10,401	27,030	27,767
Sub-Prime- FICO score less than 620	348	53	—	—	84	1,579	2,064	2,142
No FICO score	576	—	28	—	—	481	1,085	568
	$29,401	$6,372	$3,540	$2,335	$2,543	$35,836	$80,027	$85,990

Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of April 3, 2021, 35% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 20% was concentrated in Florida. As of March 28, 2020, 36% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 16% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of consumer loans receivable as of April 3, 2021 or March 28, 2020.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $518,000 as of April 3, 2021 and $1.5 million as of March 28, 2020, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $1.1 million and $560,000 as of April 3, 2021 and March 28, 2020, respectively.
7. Commercial Loans Receivable and Allowance for Loan Losses
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers and amounts loaned by us under participation financing programs.
Under the terms of our commercial lending programs, we provide funds for financed home purchases by distributors, community owners and developers. The notes are secured by the homes as collateral and, in some instances, other security. Other terms of direct arrangements vary, depending on the needs of the borrower and the opportunity for the Company. We also provide loans to independent floor plan lenders that then lend to distributors to finance their inventory purchases.
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	April 3, 2021	March 28, 2020
Loans receivable	$45,377	$47,202
Allowance for loan losses	(816)	(393)
Deferred financing fees, net	(247)	(244)
	44,314	46,565
Less current portion of commercial loans receivable (including from affiliates), net	(19,232)	(15,423)
	$25,082	$31,142
The commercial loans receivable balance had the following characteristics:

	April 3, 2021	March 28, 2020
Weighted average contractual interest rate	6.4%	5.7%
Weighted average months to maturity	11	10

The risk of loss is spread over numerous borrowers. Borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. Historically, we have been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. We evaluate the potential for loss from the commercial loan programs based on the borrower's risk rating, overall financial stability, historical experience and estimates of other economic factors. We have included considerations related to the COVID-19 pandemic when assessing our risk of loan loss and setting reserve amounts for the commercial finance portfolio as of April 3, 2021.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	April 3, 2021	March 28, 2020
Balance at beginning of period	$393	$180
Impact of adoption of ASU 2016-13	435	—
Change in estimated loan losses, net	(12)	213
Loans charged off, net of recoveries	—	—
Balance at end of period	$816	$393
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. Our policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. We will resume accrual of interest once these factors have been remedied. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal, and charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At April 3, 2021, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
The following table disaggregates our commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	April 3, 2021
	2021	2020	2019	2018	2017	Total	March 28, 2020
Risk profile based on payment activity:
Performing	$30,627	$8,677	$3,206	$1,864	$1,003	$45,377	$47,016
Watch list	—	—	—	—	—	—	186
Nonperforming	—	—	—	—	—	—	—
	$30,627	$8,677	$3,206	$1,864	$1,003	$45,377	$47,202
As of April 3, 2021, 13% of our outstanding commercial loans receivable principal balance was concentrated in Arizona. As of March 28, 2020, 11% of the outstanding commercial loans receivable principal balance was concentrated in California. No other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of April 3, 2021 or March 28, 2020.
We had concentrations with one independent third-party and its affiliates that equaled 18% and 21% of the net commercial loans receivables principal balance outstanding, all of which was secured, as of April 3, 2021 and March 28, 2020, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	April 3, 2021	March 28, 2020
Property, plant and equipment, at cost:
Land	$28,314	$26,827
Buildings and improvements	71,827	52,011
Machinery and equipment	34,146	30,984
	134,287	109,822
Accumulated depreciation	(37,493)	(32,632)
	$96,794	$77,190
Depreciation expense was $5.6 million in fiscal year 2021, $5.2 million in fiscal year 2020 and $4.4 million in fiscal year 2019.
Included in the amounts above are certain assets under finance leases. See Note 9 for additional information.
9. Leases
We lease certain production and retail locations, office space and equipment. We determine if a contract or arrangement is, or contains, a lease at inception. Lease agreements with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. Generally, the exercise of lease renewal options is at our discretion. Some agreements also include options to purchase the leased property. The estimated life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option that we are reasonably certain to exercise.
 Certain of our lease agreements include rental payments adjusted periodically for inflation. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
 Right Of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments in accordance with the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since our leases do not provide a readily determinable implicit interest rate, we estimate an incremental borrowing rate. In determining the estimated incremental borrowing rate, we consider the lease period and comparable market interest rates, as well as any other information available at the lease commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheet as of April 3, 2021 and March 28, 2020 (in thousands):

	Classification	April 3, 2021	March 28, 2020
ROU assets
Operating lease assets	Operating lease right-of-use assets	$16,252	$13,894
Finance lease assets	Property, plant and equipment, net (1)	986	1,025
Total lease assets		$17,238	$14,919

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,184	$4,170
Finance lease liabilities	Current portion of secured credit facilities and other	71	77
Non-current:
Operating lease liabilities	Operating lease liabilities	13,361	10,743
Finance lease liabilities	Secured credit facilities and other	233	289
Total lease liabilities		$17,849	$15,279
(1) Recorded net of accumulated amortization of $143,000 and $103,000 as of April 3, 2021 and March 28, 2020, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statement of Comprehensive Income for the years ended April 3, 2021 and March 28, 2020 (in thousands):

		Year Ended
Lease Expense Category	Classification	April 3, 2021	March 28, 2020
Operating lease expense (2)
	Cost of sales	$1,105	$834
	Selling, general and administrative expenses	3,327	3,119
Finance lease expense:
Amortization of leased assets	Cost of sales	39	39
Interest on lease liabilities	Interest expense	17	52
Total lease expense		$4,488	$4,044
(2) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases for the year ended April 3, 2021 were $4.2 million and $79,000, respectively. Cash payments for operating and finance leases for year ended March 28, 2020 were $3.4 million and $142,000, respectively. Rent expense for third-party operating leases was $5.2 million for the fiscal year ended March 30, 2019 and is included in Cost of sales and Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income.

The present value minimum payments for future fiscal years under non-cancelable leases as of April 3, 2021 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$4,292	$73	$4,365
2023	3,973	73	4,046
2024	3,591	73	3,664
2025	2,799	73	2,872
2026	2,855	49	2,904
Thereafter	2,266	—	2,266
	19,776	341	20,117
Less: Amount representing interest	(2,231)	(37)	(2,268)
	$17,545	$304	$17,849
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of April 3, 2021:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	5.2	4.5%
Finance leases	4.6	5.0%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	April 3, 2021			March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$75,090	$—	$75,090	$75,090	$—	$75,090
Trademarks and trade names	8,900	—	8,900	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	85,090	—	85,090	85,090	—	85,090
Finite lived:
Customer relationships	11,300	(7,097)	4,203	11,300	(6,463)	4,837
Other	1,424	(1,264)	160	1,424	(1,151)	273
	$97,814	$(8,361)	$89,453	$97,814	$(7,614)	$90,200
Amortization expense recognized on intangible assets was $747,000 during fiscal year 2021, $606,000 during fiscal year 2020 and $324,000 during fiscal year 2019.

Expected amortization for future fiscal years is as follows (in thousands):

2022	$673
2023	591
2024	585
2025	546
2026	503
Thereafter	1,465
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 3, 2021	March 28, 2020
Customer deposits	$41,835	$22,055
Salaries, wages and benefits	37,737	25,885
Company repurchase options on certain loans sold	25,938	7,444
Unearned insurance premiums	22,643	20,614
Estimated warranties	18,032	18,678
Accrued volume rebates	12,132	9,801
Other	44,816	35,453
	$203,133	$139,930
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	April 3, 2021	March 28, 2020	March 30, 2019
Balance at beginning of period	$18,678	$17,069	$16,638
Purchase accounting additions	—	1,192	—
Charged to costs and expenses	28,352	29,885	29,591
Payments and deductions	(28,998)	(29,468)	(29,160)
Balance at end of period	$18,032	$18,678	$17,069
13. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consist of secured credit facilities at our finance subsidiary and lease obligations for which it is expected that we will obtain ownership of the leased assets at the end of their lease term. The following table summarizes debt and finance lease obligations (in thousands):

	April 3, 2021	March 28, 2020
Secured credit facilities	$8,210	$10,474
Other secured financings	3,672	4,113
Finance lease obligations	304	366
	12,186	14,953
Less current portion	(1,851)	(2,248)
	$10,335	$12,705

We entered into secured credit facilities with independent third-party banks with draw periods from one to fifteen months and maturity dates of ten years after the expiration of the draw periods, which have now expired. The proceeds were used to originate and hold consumer home-only loans secured by manufactured homes, which are pledged as collateral to the facilities. Upon completion of the draw down periods, the facilities were converted into an amortizing loan based on a 20-year amortization period with a balloon payment due upon maturity. The maximum advance for loans under this program was 80% of the outstanding collateral principal balance, with the Company providing the remaining funds. The outstanding balance of the converted loans was $8.2 million as of April 3, 2021 and $10.5 million as of March 28, 2020 with a weighted average interest rate of 4.9%.
Scheduled maturities for future fiscal years of the Company's debt obligations consist of the following (in thousands):

2022	$1,840
2023	1,497
2024	1,323
2025	1,281
2026	1,258
Thereafter	4,987
Actual payments may vary from those above, resulting from prepayments or other factors.
See Note 9 for further discussion of the finance lease obligations.
14. Reinsurance and Insurance Loss Reserves
Standard Casualty is primarily a specialty writer of manufactured home physical damage insurance. Certain of our premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide increased capacity to write larger risks while maintaining exposure to loss within our capital resources. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of the assumed reinsurance is with one entity.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Year Ended
	April 3, 2021		March 28, 2020
	Written	Earned	Written	Earned
Direct premiums	$23,226	$21,424	$20,060	$18,912
Assumed premiums—nonaffiliated	29,167	28,160	27,359	26,370
Ceded premiums—nonaffiliated	(12,604)	(12,604)	(12,598)	(12,598)
	$39,789	$36,980	$34,821	$32,684
Typical insurance policies written or assumed have a maximum coverage of $300,000 per claim, of which we cede $150,000 of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $150,000 per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $2.0 million per occurrence, up to a maximum of $55.0 million in the aggregate for that occurrence.
Purchasing reinsurance contracts mitigates the frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time. Under these agreements, we may be required to repurchase and reestablish the reinsurance contracts for the remainder of the year to the extent that they have been utilized.
We have reinsurance reinstatement premium protection coverage, which will assist in reducing premium repurchase expense in the event of a catastrophic weather claim.

Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of non-reinsured losses. The following details the activity in the reserve for fiscal years 2021, 2020 and 2019 (in thousands):

	April 3, 2021	March 28, 2020	March 30, 2019
Balance at beginning of period	$5,582	$6,686	$6,157
Net incurred losses during the year	23,041	16,961	16,179
Net claim payments during the year	(21,172)	(18,065)	(15,650)
Balance at end of period	$7,451	$5,582	$6,686
15. Income Taxes
The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. The following details the provision for income taxes for fiscal years 2021, 2020 and 2019 (in thousands):

	Fiscal Year
	2021	2020	2019
Current
Federal	$16,823	$14,625	$16,086
State	3,128	3,084	2,209
	19,951	17,709	18,295
Deferred
Federal	302	246	(347)
State	13	(42)	106
	315	204	(241)
	$20,266	$17,913	$18,054
A reconciliation of income taxes computed by applying the expected federal statutory income tax rate of 21% for fiscal years 2021, 2020 and 2019 to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Federal income tax at statutory rate	$20,351	$19,525	$18,202
State income taxes, net of federal benefit	3,422	3,297	3,111
Stock-based compensation	(2,710)	(2,994)	(2,507)
Tax credits	(1,356)	(2,401)	(1,506)
Other	559	486	754
	$20,266	$17,913	$18,054

Net deferred tax assets and liabilities were as follows (in thousands):

	April 3, 2021	March 28, 2020
Net deferred tax (liabilities) assets
Goodwill	$(16,327)	$(16,120)
Property, plant, equipment and depreciation	(5,121)	(5,084)
Warranty reserves	4,277	4,444
Lease - Operating lease liability	4,123	3,535
Lease - Right of use asset	(3,820)	(3,295)
Salaries and wages	3,065	1,679
Stock-based compensation	2,177	2,595
Unrealized gains on marketable equity investments	(1,695)	(43)
Loan discount	1,631	2,436
Other intangibles	(1,538)	(1,534)
Accrued volume rebates	1,494	1,189
Inventory	1,271	1,012
Other	3,070	1,891
	$(7,393)	$(7,295)
The effective income tax rate for the current year was positively impacted by stock option exercises and the recognition of certain tax credits, including Energy Star, Research and Development and Work Opportunity Tax Credits.
We recorded an insignificant amount of unrecognized tax benefits during fiscal years 2021, 2020 and 2019, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. We classify interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.
We periodically evaluate the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for, or amount of, any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At April 3, 2021, we had state net operating loss carryforwards that total $12.6 million, which begin to expire in 2025. We recorded a $445,000 valuation allowance against the related deferred tax asset. At April 3, 2021, we evaluated our historical profits earned and forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits, as we have historically, and to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In general, we are no longer subject to examination by the IRS for years before fiscal year 2018 or state and local income tax examinations by tax authorities for years before fiscal year 2017.

16. Commitments and Contingencies
Repurchase Contingencies. We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing to independent distributors of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor. The risk of loss under these agreements is spread over numerous distributors. The price we may be obligated to pay generally declines over the period of the agreement (generally 18 to 24 months, calculated from the date of sale to the distributor) and the risk of loss is further reduced by the resale value of the repurchased homes.
The maximum amount for which the Company was liable under such agreements approximated $74.2 million and $79.3 million at April 3, 2021 and March 28, 2020, respectively, without reduction for the resale value of the homes. We had a reserve for repurchase commitments of $2.3 million and $2.7 million at April 3, 2021 and March 28, 2020, respectively.
Letter of Credit. To secure certain reinsurance contracts, Standard Casualty maintained an irrevocable letter of credit of $11.0 million to provide assurance that we would fulfill our reinsurance obligations. The letter of credit was released on July 11, 2020 and there were no amounts outstanding against it as of March 28, 2020.
Construction-Period Mortgages. We fund construction-period mortgages through periodic advances during home construction. At the time of initial funding, we commit to fully fund the loan contract in accordance with a predetermined schedule. Subsequent advances are contingent upon the performance of contractual obligations by the seller of the home and the borrower. Cumulative advances on construction-period mortgages are carried at the amount advanced less a valuation allowance, and are included in Consumer loans receivable, net. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	April 3, 2021	March 28, 2020
Construction loan contract amount	$37,628	$31,136
Cumulative advances	(13,801)	(13,400)
	$23,827	$17,736
Representations and Warranties of Mortgages Sold. We sell loans to GSEs and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transaction, including compliance with underwriting standards or loan criteria established by the buyer, and our ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. We manage the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.2 million as of April 3, 2021 and $1.0 million as of March 28, 2020, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. We consider a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. During the fiscal year ended April 3, 2021, we executed indemnification agreements to cover 20% of the losses experienced over the next 2 years related to five loans that were impacted by COVID-19. There were no claim requests that resulted in the repurchase of a loan during the year ended April 3, 2021.

Interest Rate Lock Commitments. In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The lock commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired with another loan that may mitigate losses from fallout.
As of April 3, 2021, we had outstanding IRLCs with a notional amount of $37.7 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal years 2021, 2020 and 2019, we recognized a non-cash loss of $208,000, and non-cash gains of $153,000 and $23,000, respectively, on outstanding IRLCs.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities and whole loan sale commitments (collectively "Commitments"). As of April 3, 2021, we had $55.2 million in outstanding Commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of Commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the years ended April 3, 2021, March 28, 2020 and March 30, 2019, we recognized a non-cash gain of $1.4 million, and non-cash losses of $951,000 and $86,000, respectively, on Commitments.
Legal Matters. Since 2018, we have been cooperating with an investigation by the enforcement staff of the SEC's Los Angeles Regional Office regarding securities trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. The Audit Committee of the Board of Directors conducted an internal investigation led by independent legal counsel and other advisers and, following the completion of its work in early 2019, the Audit Committee shared the results of its work with the Company's auditors, listing exchange and the SEC staff. We have also made documents and personnel available to the SEC staff and we intend to continue cooperating with its investigation.
As previously disclosed in September 2020, the SEC staff issued a Wells Notice to Daniel L. Urness, our former Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, in connection with its investigation, noting that it intends to recommend an enforcement action against him. Rather than have this be a distraction to Cavco, Mr. Urness went on leave to focus on his response to the Wells Notice. As previously disclosed, on February 19, 2021, the employment of Mr. Urness was mutually concluded. In November 2020, the SEC staff issued a Wells Notice to Cavco stating that the staff intends to recommend an enforcement action against us in connection with the investigation. We continue to explore the possibility of a settlement with the SEC staff. In the fourth quarter of fiscal year 2021, while we cannot predict with certainty the resolution of this matter, we recorded an accrual for this loss contingency in Selling, general and administrative expenses and it does not, and is not expected to have, a material adverse effect on our Consolidated Financial Statements.

Joseph D. Robles v. Cavco Industries, Inc. ("Robles"), was filed in the Superior Court for the State of California, Riverside on June 25, 2019 and Malik Griffin v. Fleetwood Homes, Inc. ("Griffin"), was filed in the Superior Court for the State of California, San Bernardino on September 19, 2019 each seeking recovery on behalf of a putative class of current and former hourly employees for certain alleged wage-and-hour violations including, among other things: (i) alleged failure to comply with certain wage statement formatting requirements; (ii) alleged failure to compensate employees for straight-time and overtime hours worked; and (iii) alleged failure to provide employees with all requisite work breaks. On November 24, 2020, Robles dismissed his separate action in the Riverside County Superior Court and Griffin filed an amended complaint adding Robles as a named plaintiff to the action in the San Bernardino County Superior Court. A joint mediation occurred on January 27, 2021 where the Parties failed to reach a settlement or resolution to the matter. Later in the fourth quarter of fiscal year 2021, the Parties continued post-mediation settlement discussions and ultimately reached a settlement to settle Plaintiffs' claims on a class-wide basis, recorded in Selling, general and administrative expense, which did not have a material adverse effect on our Consolidated Financial Statements.
We are party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on our consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets included in this Annual Report on Form 10-K. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of restricted stock may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 295,571 shares were still available for grant as of April 3, 2021. Upon option exercise, new shares of the Company's common stock are issued and when restricted stock vests, restricted stock shares issued become unrestricted. Stock option awards may not be granted below 100% of the fair market value of the Company's common stock at the date of grant and generally expire seven years from the date of grant. Stock options and awards of restricted stock vest over a defined period or based on certain performance criteria, as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than five years. The stock incentive plans provide for accelerated vesting of stock option awards and removal of restrictions on restricted stock awards upon a change in control (as defined in the plans).
We apply the fair value recognition provisions of ASC 718. Stock compensation expense decreased income before income taxes by approximately $4.4 million, $3.9 million and $3.4 million for fiscal years 2021, 2020 and 2019, respectively. As of April 3, 2021, total unrecognized compensation cost was approximately $6.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.12 years.

Stock Options. The following table summarizes stock option activity for fiscal years 2021, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2018	418,205	$79.73
Granted	73,750	194.08
Exercised	(74,144)	53.78
Canceled or expired	(6,700)	150.34
Outstanding at March 30, 2019	411,111	$102.71	3.74	$61,025
Granted	74,750	145.24
Exercised	(120,687)	63.66
Canceled or expired	(1,000)	99.65
Outstanding at March 28, 2020	364,174	$123.93	4.02	$49,000
Granted	39,800	177.61
Exercised	(131,567)	90.49
Canceled or expired	(20,658)	148.95
Outstanding at April 3, 2021	251,749	$146.86	4.04	$34,266

Exercisable at March 30, 2019	197,663	$71.28	2.35	$31,296
Exercisable at March 28, 2020	179,133	$100.82	2.83	$25,423
Exercisable at April 3, 2021	108,588	$132.48	3.22	$15,549
The weighted-average estimated fair value of employee stock options granted during fiscal years 2021, 2020 and 2019 was $69.65, $46.84 and $64.55 per share, respectively. The total intrinsic value of options exercised during fiscal years 2021, 2020 and 2019 was $16.7 million, $15.7 million and $12.3 million, respectively.
The fair values of options granted were estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year
	2021	2020	2019
Volatility	47.5%	36.0%	31.5%
Risk-free interest rate	0.3%	2.0%	2.7%
Dividend yield	—%	—%	—%
Expected option life in years	4.56	4.33	5.18
Estimated forfeiture rate	7.0%	7.0%	7.0%

Restricted Stock Awards. A summary of restricted stock award activity for fiscal years 2021 and 2020 is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total
Outstanding at March 30, 2019	—	—	—
Awarded	7,305	4,900	12,205
Released	—	(400)	(400)
Canceled or expired	—	—	—
Outstanding at March 28, 2020	7,305	4,500	11,805
Awarded	7,450	3,550	11,000
Released	—	(3,465)	(3,465)
Canceled or expired	(1,816)	—	(1,816)
Outstanding at April 3, 2021	12,939	4,585	17,524
Unvested target stock awards that may vest based upon performance conditions through fiscal year 2022	6,438
Unvested target stock awards that may vest based upon performance conditions through fiscal year 2023	6,501
18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2021, 2020 and 2019 (dollars in thousands, except per share amounts):

	Fiscal Year
	2021	2020	2019
Net income	$76,646	$75,066	$68,622
Weighted average shares outstanding:
Basic	9,189,052	9,129,639	9,080,878
Effect of dilutive securities	104,082	139,145	187,859
Diluted	9,293,134	9,268,784	9,268,737
Net income per share:
Basic	$8.34	$8.22	$7.56
Diluted	$8.25	$8.10	$7.40
There were 19,440 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the year ended April 3, 2021, 23,336 for the year ended March 28, 2020 and 13,862 for the year ended March 30, 2019. In addition, 12,939 and 7,305 outstanding restricted share awards were excluded from the calculation of diluted earnings per share for the year ended April 3, 2021 and March 28, 2020, respectively, as the underlying performance criteria had not yet been met.

19. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	April 3, 2021		March 28, 2020
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$14,946	$14,946	$14,774	$14,774
Marketable equity securities (2)	17,600	17,600	9,829	9,829
Non-marketable equity investments (3)	21,960	21,960	21,536	21,536
Consumer loans receivable (4)	74,798	86,209	82,304	97,395
Commercial loans receivable (5)	44,314	42,379	46,565	46,819
Secured credit facilities and other (6)	(12,186)	(12,340)	(14,953)	(15,592)
(1)    Level 2: The fair value is based on observable market prices for identical securities. When observable market prices for identical securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.
(2)    Level 1: The fair value is based on quoted market prices.
(3)    Level 3: The fair value approximates book value based on the non-marketable nature of the investments.
(4)    Level 3: Includes consumer loans receivable held for investment, held for sale and construction advances. See discussion of fair value inputs below.
(5)    Level 3: The fair value is estimated using market interest rates of comparable loans.
(6)    Level 2: The fair value is based on the discounted value of the expected remaining principal and interest cash flows.
Consumer loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. The cost of loans held for sale was lower than the fair value as of April 3, 2021.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow accounts, performing loss mitigation activities on behalf of investors and otherwise administering the loan servicing portfolio. MSRs are initially recorded at fair value based on the present value of the expected future cash flows related to servicing these loans.

	April 3, 2021	March 28, 2020
Number of loans serviced with MSRs	4,647	4,688
Weighted average servicing fee (basis points)	33.57	31.12
Capitalized servicing multiple	45.93%	67.19%
Capitalized servicing rate (basis points)	15.42	20.91
Serviced portfolio with MSRs (in thousands)	$593,939	$585,777
MSRs (in thousands)	$916	$1,225

20. Employee Benefit Plans
We have self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $400,000. Incurred claims identified under the third-party administrator's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate claim experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $15.8 million, $15.7 million and $16.5 million for fiscal years 2021, 2020 and 2019, respectively.
We sponsor an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary, and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2020, the Company match was 20% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over 4 years. Employer matching contribution expense was $1.1 million each in fiscal years 2021 and 2020 and $1.0 million in fiscal year 2019.
21. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the years ended April 3, 2021, March 28, 2020 and March 30, 2019, the total amount of sales to related parties was $46.7 million, $51.0 million and $42.2 million, respectively. As of April 3, 2021, receivables from related parties included $4.7 million of accounts receivable and $9.5 million of commercial loans outstanding. As of March 28, 2020, receivables from related parties included $1.7 million of accounts receivable and $8.2 million of commercial loans outstanding.

22. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net revenue:
Factory-built housing	$1,037,889	$999,340	$905,726
Financial services	70,162	62,434	57,020
	$1,108,051	$1,061,774	$962,746
Net revenue for financial services consists of:
Finance	$24,195	$24,894	$21,425
Insurance	45,967	37,540	35,595
	$70,162	$62,434	$57,020
Income before income taxes:
Factory-built housing	$78,937	$78,531	$72,959
Financial services	17,975	14,448	13,717
	$96,912	$92,979	$86,676
Depreciation:
Factory-built housing	$5,450	$5,120	$4,318
Financial services	127	57	56
	$5,577	$5,177	$4,374
Amortization:
Factory-built housing	$560	$419	$136
Financial services	187	187	188
	$747	$606	$324
Income tax expense:
Factory-built housing	$16,204	$14,574	$14,891
Financial services	4,062	3,339	3,163
	$20,266	$17,913	$18,054
Capital expenditures:
Factory-built housing	$25,465	$13,211	$7,522
Financial services	72	1,129	114
	$25,537	$14,340	$7,636

	April 3, 2021	March 28, 2020
Total assets:
Factory-built housing	$711,579	$607,808
Financial services	240,254	202,623
	$951,833	$810,431

23. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly financial information for fiscal years 2021 and 2020 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended April 3, 2021
Net revenue	$254,801	$257,976	$288,772	$306,502	$1,108,051
Gross profit	55,323	53,541	59,238	70,875	238,977
Net income	16,674	15,049	19,701	25,222	76,646
Net income per share:
Basic	$1.82	$1.64	$2.14	$2.74	$8.34
Diluted	$1.80	$1.62	$2.12	$2.71	$8.25

Fiscal year ended March 28, 2020
Net revenue	$264,042	$268,675	$273,722	$255,335	$1,061,774
Gross profit	60,298	58,467	59,855	51,898	230,518
Net income	21,282	20,885	20,898	12,001	75,066
Net income per share:
Basic	$2.34	$2.29	$2.29	$1.31	$8.22
Diluted	$2.31	$2.25	$2.25	$1.29	$8.10