Form 10-Q
period 2021-07-03
CAVCO INDUSTRIES INC.
filed 2021-08-06
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 30, 2021, 9,187,030 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
July 3, 2021

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 3, 2021	April 3, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$329,753	$322,279
Restricted cash, current	16,728	16,693
Accounts receivable, net	51,054	47,396
Short-term investments	19,749	19,496
Current portion of consumer loans receivable, net	32,429	37,690
Current portion of commercial loans receivable, net	16,500	14,568
Current portion of commercial loans receivable from affiliates, net	2,113	4,664
Inventories	150,917	131,234
Prepaid expenses and other current assets	48,621	57,779
Total current assets	667,864	651,799
Restricted cash	335	335
Investments	38,192	35,010
Consumer loans receivable, net	35,095	37,108
Commercial loans receivable, net	21,245	20,281
Commercial loans receivable from affiliates, net	4,730	4,801
Property, plant and equipment, net	97,981	96,794
Goodwill	75,090	75,090
Other intangibles, net	14,190	14,363
Operating lease right-of-use assets	16,150	16,252
Total assets	$970,872	$951,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$30,175	$32,120
Accrued expenses and other current liabilities	210,190	203,133
Current portion of secured financings and other	1,822	1,851
Total current liabilities	242,187	237,104
Operating lease liabilities	13,085	13,361
Secured financings and other	9,927	10,335
Deferred income taxes	6,606	7,393
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,245,721 and 9,241,256 shares, respectively	92	92
Treasury stock, at cost; 67,901 and 6,600 shares, respectively	(14,283)	(1,441)
Additional paid-in capital	255,071	253,835
Retained earnings	458,103	431,057
Accumulated other comprehensive income	84	97
Total stockholders' equity	699,067	683,640
Total liabilities and stockholders' equity	$970,872	$951,833
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Net revenue	$330,422	$254,801
Cost of sales	256,409	199,478
Gross profit	74,013	55,323
Selling, general and administrative expenses	40,832	35,323
Income from operations	33,181	20,000
Interest expense	(164)	(196)
Other income, net	2,461	1,876
Income before income taxes	35,478	21,680
Income tax expense	(8,432)	(5,006)
Net income	$27,046	$16,674

Comprehensive income
Net income	$27,046	$16,674
Reclassification adjustment for securities sold	1	26
Applicable income taxes	—	(5)
Net change in unrealized position of investments held	(18)	59
Applicable income taxes	4	(12)
	$27,033	$16,742

Net income per share
Basic	$2.94	$1.82
Diluted	$2.92	$1.80
Weighted average shares outstanding
Basic	9,198,229	9,174,182
Diluted	9,276,529	9,264,661

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES
Net income	$27,046	$16,674
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,576	1,613
Provision for credit losses	(239)	(884)
Deferred income taxes	(783)	406
Stock-based compensation expense	1,100	945
Non-cash interest income, net	(394)	(2,186)
Gain (loss) on sale or retirement of property, plant and equipment, net	(35)	289
Gain on investments and sale of loans, net	(5,579)	(4,982)
Changes in operating assets and liabilities
Accounts receivable	(3,659)	4,629
Consumer loans receivable originated	(42,706)	(47,356)
Proceeds from sales of consumer loans	49,631	39,271
Principal payments received on consumer loans receivable	3,929	3,261
Inventories	(19,683)	7,139
Prepaid expenses and other current assets	2,801	7,128
Commercial loans receivable	(243)	2,556
Accounts payable and accrued expenses and other current liabilities	11,513	7,189
Net cash provided by operating activities	24,275	35,692
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,593)	(1,856)
Proceeds from sale of property, plant and equipment	38	5
Purchases of investments	(4,429)	(1,160)
Proceeds from sale of investments	3,368	3,116
Net cash (used in) provided by investing activities	(3,616)	105
FINANCING ACTIVITIES
Proceeds from (payments for) exercise of stock options	136	(533)
Proceeds from secured financings and other	—	64
Payments on secured financings and other	(444)	(453)
Payments for common stock repurchases	(12,842)	—
Net cash used in financing activities	(13,150)	(922)
Net increase in cash, cash equivalents and restricted cash	7,509	34,875
Cash, cash equivalents and restricted cash at beginning of the fiscal year	339,307	255,607
Cash, cash equivalents and restricted cash at end of the period	$346,816	$290,482
Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,774	$2,536
Cash paid for interest	$100	$127
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(6,607)	$1,242
Right-of-use assets recognized and operating lease obligations incurred	$708	$5,559
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that are necessary to fairly state the results for the periods presented. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; and except for the events set forth in Note 20 of the Notes to Consolidated Financial Statements ("Notes") of the Company's Quarterly Report on Form 10-Q for the period ended July 3, 2021, there were no subsequent events requiring disclosure. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K for the year ended April 3, 2021, filed with the SEC ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. The uncertainty created by the novel coronavirus COVID-19 pandemic ("COVID-19") has made such estimates more difficult and subjective. Due to that and other uncertainties, actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year will end on April 2, 2022 and will include 52 weeks.
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 20 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community owners and developers and through our 40 Company-owned retail stores. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
For a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.

2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Factory-built housing
U.S. Housing and Urban Development code homes	$262,390	$189,446
Modular homes	26,617	20,783
Park model RVs	9,671	13,722
Other	13,605	14,139
	312,283	238,090
Financial services
Insurance agency commissions received from third-party insurance companies	873	770
Other	17,266	15,941
	18,139	16,711
	$330,422	$254,801
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	July 3, 2021	April 3, 2021
Cash related to CountryPlace customer payments to be remitted to third parties	$15,928	$16,049
Other restricted cash	1,135	979
	17,063	17,028
Less current portion	(16,728)	(16,693)
	$335	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	July 3, 2021	April 3, 2021
Cash and cash equivalents	$329,753	$322,279
Restricted cash	17,063	17,028
	$346,816	$339,307

4. Investments
Investments consisted of the following (in thousands):

	July 3, 2021	April 3, 2021
Available-for-sale debt securities	$17,962	$14,946
Marketable equity securities	17,550	17,600
Non-marketable equity investments	22,429	21,960
	57,941	54,506
Less current portion	(19,749)	(19,496)
	$38,192	$35,010
Investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
As of July 3, 2021 and April 3, 2021, non-marketable equity investments included contributions of $15.0 million to equity-method investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities. Other non-marketable equity investments included investments in other distribution operations.
The following tables summarize our available-for-sale debt securities, gross unrealized gains and losses and fair value, aggregated by investment category (in thousands):

	July 3, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,609	$26	$(11)	$2,624
State and political subdivision debt securities	8,265	109	(19)	8,355
Corporate debt securities	6,982	12	(11)	6,983
	$17,856	$147	$(41)	$17,962

	April 3, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,787	$30	$(13)	$2,804
State and political subdivision debt securities	7,239	125	(19)	7,345
Corporate debt securities	4,797	11	(11)	4,797
	$14,823	$166	$(43)	$14,946
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of July 3, 2021. Further, we do not intend to sell the investments, and it is more likely than not that we will not be required to sell the investments, before recovery of their amortized cost.

The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	July 3, 2021
	Amortized Cost	Fair Value
Due in less than one year	$1,518	$1,519
Due after one year through five years	11,033	11,028
Due after five years through ten years	1,391	1,450
Due after ten years	1,305	1,341
Mortgage-backed securities	2,609	2,624
	$17,856	$17,962
There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three months ended July 3, 2021 or June 27, 2020.
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Marketable equity securities
Net gain recognized during the period	$1,696	$2,030
Less: Net gains recognized on securities sold during the period	(136)	(33)
Unrealized gains recognized during the period on securities still held	$1,560	$1,997
5. Inventories
Inventories consisted of the following (in thousands):

	July 3, 2021	April 3, 2021
Raw materials	$69,123	$54,336
Work in process	20,426	19,149
Finished goods	61,368	57,749
	$150,917	$131,234

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	July 3, 2021	April 3, 2021
Loans held for investment, previously securitized	$30,384	$31,949
Loans held for investment	17,565	18,690
Loans held for sale	13,542	15,587
Construction advances	10,479	13,801
	71,970	80,027
Deferred financing fees and other, net	(1,528)	(2,041)
Allowance for loan losses	(2,918)	(3,188)
	67,524	74,798
Less current portion	(32,429)	(37,690)
	$35,095	$37,108
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Allowance for loan losses at beginning of period	$3,188	$1,767
Impact of adoption of Financial Accounting Standards Board's Accounting Standards Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")	—	2,276
Change in estimated loan losses, net	(267)	161
Charge-offs	(3)	(192)
Allowance for loan losses at end of period	$2,918	$4,012
The consumer loans held for investment had the following characteristics:

	July 3, 2021	April 3, 2021
Weighted average contractual interest rate	8.2%	8.3%
Weighted average effective interest rate	8.8%	9.3%
Weighted average months to maturity	160	162
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	July 3, 2021	April 3, 2021
Current	$68,258	$76,378
31 to 60 days	192	508
61 to 90 days	3,112	21
91+ days	408	3,120
	$71,970	$80,027

The following tables disaggregate gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	July 3, 2021
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$5,068	$10,500	$2,970	$1,578	$770	$24,028	$44,914
Near Prime- FICO score 620-679	2,312	6,528	2,159	1,676	1,360	10,353	24,388
Sub-Prime- FICO score less than 620	—	260	53	—	—	1,605	1,918
No FICO score	150	149	—	27	—	424	750
	$7,530	$17,437	$5,182	$3,281	$2,130	$36,410	$71,970

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total
Prime- FICO score 680 and greater	$18,250	$3,575	$1,718	$971	$1,959	$23,375	$49,848
Near Prime- FICO score 620-679	10,227	2,744	1,794	1,364	500	10,401	27,030
Sub-Prime- FICO score less than 620	348	53	—	—	84	1,579	2,064
No FICO score	576	—	28	—	—	481	1,085
	$29,401	$6,372	$3,540	$2,335	$2,543	$35,836	$80,027
As of July 3, 2021 and April 3, 2021, 35% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 20% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of July 3, 2021 or April 3, 2021.
Repossessed homes totaled approximately $493,000 and $518,000 as of July 3, 2021 and April 3, 2021, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $1.0 million and $1.1 million as of July 3, 2021 and April 3, 2021, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers and amounts loaned by us under participation financing programs.
Commercial loans receivable, net consisted of the following (in thousands):

	July 3, 2021	April 3, 2021
Loans receivable	$45,620	$45,377
Allowance for loan losses	(785)	(816)
Deferred financing fees, net	(247)	(247)
	44,588	44,314
Less current portion of commercial loans receivable (including from affiliates), net	(18,613)	(19,232)
	$25,975	$25,082

The commercial loans receivable balance had the following characteristics:

	July 3, 2021	April 3, 2021
Weighted average contractual interest rate	6.0%	6.4%
Weighted average months to maturity	10	11
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of period	$816	$393
Impact of adoption of ASU 2016-13	—	435
Change in estimated loan losses, net	(31)	—
Balance at end of period	$785	$828
As of July 3, 2021 and April 3, 2021, there were no commercial loans considered watch list or nonperforming. The following table disaggregates our commercial loans receivable by fiscal year of origination (in thousands):

	July 3, 2021
	2022	2021	2020	2019	2018	Prior	Total
Performing	$15,150	$19,119	$5,973	$2,689	$1,743	$946	$45,620

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total
Performing	$30,627	$8,677	$3,206	$1,864	$1,003	$—	$45,377
At July 3, 2021, there were no commercial loans 90 days or more past due that were still accruing interest and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of July 3, 2021, 14% of our outstanding commercial loans receivable principal balance was concentrated in Arizona and 13% was concentrated in California. As of April 3, 2021, 13% of our outstanding commercial loans receivable principal balance was concentrated in Arizona. No other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of July 3, 2021 or April 3, 2021.
We had concentrations with one independent third-party and its affiliates that equaled 18% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of July 3, 2021 and April 3, 2021.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	July 3, 2021	April 3, 2021
Property, plant and equipment, at cost
Land	$28,314	$28,314
Buildings and improvements	73,415	71,827
Machinery and equipment	35,075	34,146
	136,804	134,287
Accumulated depreciation	(38,823)	(37,493)
	$97,981	$96,794
Depreciation expense was $1.4 million for each of the three month periods ended July 3, 2021 and June 27, 2020.
9. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	July 3, 2021			April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$75,090	$—	$75,090	$75,090	$—	$75,090
Trademarks and trade names	8,900	—	8,900	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	85,090	—	85,090	85,090	—	85,090
Finite-lived
Customer relationships	11,300	(7,255)	4,045	11,300	(7,097)	4,203
Other	1,424	(1,279)	145	1,424	(1,264)	160
	$97,814	$(8,534)	$89,280	$97,814	$(8,361)	$89,453
Amortization expense recognized on intangible assets was $173,000 and $187,000 for the three months ended July 3, 2021 and June 27, 2020, respectively.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 3, 2021	April 3, 2021
Customer deposits	$48,989	$41,835
Salaries, wages and benefits	37,176	37,737
Unearned insurance premiums	24,125	22,643
Company repurchase options on certain loans sold	19,432	25,938
Estimated warranties	19,344	18,032
Accrued volume rebates	14,097	12,132
Other	47,027	44,816
	$210,190	$203,133
11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of period	$18,032	$18,678
Charged to costs and expenses	9,125	6,347
Payments and deductions	(7,813)	(6,487)
Balance at end of period	$19,344	$18,538
12. Debt and Finance Lease Obligations
Debt and finance lease obligations primarily consist of secured financings at our finance subsidiary and lease obligations for which it is expected that we will obtain ownership of the leased assets at the end of the lease term. The following table summarizes debt and finance lease obligations (in thousands):

	July 3, 2021	April 3, 2021
Secured term loan	$7,980	$8,210
Other secured financings	3,473	3,672
Finance lease obligations	296	304
	11,749	12,186
Less current portion	(1,822)	(1,851)
	$9,927	$10,335
We entered into secured credit facilities with independent third-party banks to originate and hold consumer home-only loans secured by manufactured homes, which were pledged as collateral to the facilities. Those facilities have since been converted into an amortizing loan with maturity dates starting in 2028 and payments based on a 20 or 25-year amortization period, resulting in a balloon payment due upon maturity. The outstanding balance of the converted loans was $8.0 million as of July 3, 2021 and $8.2 million as of April 3, 2021 with a weighted average interest rate of 4.9%.

13. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	July 3, 2021		June 27, 2020
	Written	Earned	Written	Earned
Direct premiums	$6,839	$5,996	$5,765	$5,185
Assumed premiums—nonaffiliated	8,574	7,378	7,653	6,790
Ceded premiums—nonaffiliated	(3,647)	(3,647)	(3,202)	(3,202)
	$11,766	$9,727	$10,216	$8,773
Typical insurance policies written or assumed have a maximum coverage of $300,000 per claim, of which we cede $150,000 of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $150,000 per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $2 million per occurrence, up to a maximum of $55 million in the aggregate for that occurrence.
Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of non-reinsured losses. The following details the activity in the reserve for the three months ended July 3, 2021 and June 27, 2020 (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of period	$7,451	$5,582
Net incurred losses during the year	7,975	5,982
Net claim payments during the year	(7,078)	(4,834)
Balance at end of period	$8,348	$6,730
14. Commitments and Contingencies
Repurchase Contingencies. We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing to independent distributors of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor.
The maximum amount for which we were liable under such agreements approximated $80.9 million and $74.2 million at July 3, 2021 and April 3, 2021, respectively, without reduction for the resale value of the homes that are repurchased. We had a reserve for repurchase commitments of $2.3 million at July 3, 2021 and April 3, 2021.
Construction-Period Mortgages. We fund construction-period mortgages through periodic advances during home construction. At the time of initial funding, we commit to fully fund the loan contract in accordance with a predetermined schedule. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	July 3, 2021	April 3, 2021
Construction loan contract amount	$28,204	$37,628
Cumulative advances	(10,479)	(13,801)
	$17,725	$23,827
Representations and Warranties of Mortgages Sold. We sell loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.3 million as of July 3, 2021 and $1.2 million as of April 3, 2021, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. There were no claim requests that resulted in the execution of an indemnification agreement or in the repurchase of a loan during the three months ended July 3, 2021.
Interest Rate Lock Commitments. In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As of July 3, 2021, we had outstanding IRLCs with a notional amount of $32.1 million and recognized a gain of $47,000 in the 2022 first quarter and a loss of $125,000 in the 2021 first quarter.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments (collectively "Commitments"). As of July 3, 2021, we had $42.9 million in outstanding Commitments and recognized a non-cash loss of $347,000 in the 2022 first quarter and gain of $1.0 million in the 2021 first quarter.
Legal Matters. Since 2018, we have been cooperating with an investigation by the enforcement staff of the SEC's Los Angeles Regional Office regarding securities trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. As previously disclosed, in November 2020, the SEC staff issued a Wells Notice to Cavco stating that the staff intends to recommend an enforcement action against us in connection with the investigation. While we cannot predict with certainty the resolution of this matter, we do not expect it to have a material adverse effect on our Consolidated Financial Statements.
We are party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and, in certain cases, advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on our consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

15. Stockholders' Equity
The following table represents changes in stockholders' equity during the three months ended July 3, 2021 (dollars in thousands):

			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640
Net income	—	—	—	—	27,046	—	27,046
Other comprehensive income, net	—	—	—	—	—	(13)	(13)
Issuance of common stock under stock incentive plans	4,465	—	—	136	—	—	136
Stock-based compensation	—	—	—	1,100	—	—	1,100
Common stock repurchases	—	—	(12,842)	—	—	—	(12,842)
Balance, July 3, 2021	9,245,721	$92	$(14,283)	$255,071	$458,103	$84	$699,067
The following table represents changes in stockholders' equity during the three months ended June 27, 2020 (dollars in thousands):

			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2020	9,173,242	$92	$—	$252,260	$355,144	$90	$607,586
Cumulative effect of implementing ASU 2016-13, net	—	—	—	—	(733)	—	(733)
Net income	—	—	—	—	16,674	—	16,674
Other comprehensive income, net	—	—	—	—	—	68	68
Issuance of common stock under stock incentive plans	3,822	—	—	(533)	—	—	(533)
Stock-based compensation	—	—	—	945	—	—	945
Balance, June 27, 2020	9,177,064	$92	$—	$252,672	$371,085	$158	$624,007

16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	July 3, 2021	June 27, 2020
Net income	$27,046	$16,674
Weighted average shares outstanding
Basic	9,198,229	9,174,182
Effect of dilutive securities	78,300	90,479
Diluted	9,276,529	9,264,661
Net income per share
Basic	$2.94	$1.82
Diluted	$2.92	$1.80
There were 8,366 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended July 3, 2021 and 39,996 for the three months ended June 27, 2020.
17. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	July 3, 2021		April 3, 2021
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$17,962	$17,962	$14,946	$14,946
Marketable equity securities	17,550	17,550	17,600	17,600
Non-marketable equity investments	22,429	22,429	21,960	21,960
Consumer loans receivable	67,524	76,466	74,798	86,209
Commercial loans receivable	44,588	42,586	44,314	42,379
Secured financings other	(11,749)	(11,810)	(12,186)	(12,340)
See Note 19, Fair Value Measurements and the Fair Value of Financial Instruments caption in Note 1, Summary of Significant Accounting Policies in the Form 10-K for more information on the methodologies we use in determining fair value.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities. MSRs are initially recorded at fair value.

	July 3, 2021	April 3, 2021
Number of loans serviced with MSRs	4,614	4,647
Weighted average servicing fee (basis points)	33.86	33.57
Capitalized servicing multiple	67.3%	45.9%
Capitalized servicing rate (basis points)	22.78	15.42
Serviced portfolio with MSRs (in thousands)	$594,373	$593,939
MSRs (in thousands)	$1,354	$916

18. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three months ended July 3, 2021 and June 27, 2020, the total amount of sales to related parties was $14.8 million and $12.7 million, respectively. As of July 3, 2021, receivables from related parties included $4.3 million of accounts receivable and $6.8 million of commercial loans outstanding. As of April 3, 2021, receivables from related parties included $4.7 million of accounts receivable and $9.5 million of commercial loans outstanding.
19. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Net revenue
Factory-built housing	$312,283	$238,090
Financial services	18,139	16,711
	$330,422	$254,801

Income before income taxes
Factory-built housing	$33,559	$18,450
Financial services	1,919	3,230
	$35,478	$21,680
20. Subsequent Event
On July 23, 2021, we entered into an agreement to acquire the business and certain assets and liabilities of The Commodore Corporation ("Commodore"), including its six manufacturing and two retail locations. Commodore is the largest private independent builder of manufactured and modular housing in the United States, operating under a variety of strong brand names. Commodore operates across the Northeast, Midwest and Mid-Atlantic regions, with wholly owned retail stores. In addition to manufacturing, Commodore also has a commercial lending portfolio with its dealers that we will acquire and continue. For the last 12 months ended March 31, 2021, Commodore generated net sales of approximately $258 million and sold over 6,600 modules, equating to over 3,700 homes.
The purchase price totals $153 million, before certain adjustments that will be determined upon close of the transaction. The estimated cash outlay is $140 million after adjustments and including transaction fees. We expect to fund the acquisition entirely with cash on hand. The transaction is expected to close in our third quarter of fiscal year 2022, subject to applicable regulatory approvals and satisfaction of certain customary conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; operational and legal risks; how the Company may be affected by the novel coronavirus COVID-19 pandemic ("COVID-19") or any other pandemic or outbreak; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; market interest rates and Company investments and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed in Risk Factors in Part I, Item 1A of our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Form 10-K").
Introduction
The following should be read in conjunction with Cavco Industries, Inc. and its subsidiaries' (collectively, "we," "us," "our," the "Company" or "Cavco") Consolidated Financial Statements and the related Notes that appear in Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to our Consolidated Financial Statements.
Company Overview
Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments, marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Fairmont, Friendship, Chariot Eagle and Destiny. We are also one of the leading producers of park model RVs, vacation cabins and factory-built commercial structures, as well as modular homes built primarily under the Nationwide Homes brand. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes.

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
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments increased 14.9% for the first 5 months of calendar year 2021 compared to the same period in the prior year, which was impacted by shutdowns related to COVID-19. However, we did not experience any significant factory shutdowns in the prior year period like some other industry participants did.
The industry offers solutions to the affordable housing crisis and these industry shipment numbers do not represent demand; instead, they represent the industry's ability to produce in the current environment. The average price per square foot for a manufactured home is lower than a site-built home. Also, based on the relatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability.
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
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community owners and developers (see Note 7 to the Consolidated Financial Statements). Our involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, community owners and developers and provides additional opportunity for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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

Operational efficiencies have declined from hiring challenges, higher and largely unpredictable factory employee absenteeism and other inefficiencies from building material supply shortages. Accordingly, our total average plant capacity utilization rate was approximately 75% during the first fiscal quarter of 2022, which remains consistent with that of our fourth quarter of fiscal 2021.
Sales order activity remained exceptionally strong during the first fiscal quarter of 2022 and was nearly 50% higher than the comparable prior year quarter. Increased order volume is the result of a higher number of well-qualified home buyers making purchase decisions, supported by reduced home loan interest rates. Increased orders outpaced the challenging production environment during the quarter, raising order backlogs to $792 million at July 3, 2021, up 31.3% compared to $603 million at April 3, 2021 and up 404.5% compared to $157 million at June 27, 2020. Backlog excludes home orders that have been paused or canceled at the request of the customer.
Key housing building materials include wood and wood products, gypsum wallboard, steel, windows, appliances, insulation and other petroleum-based products. Pricing and availability of certain raw materials have recently been volatile due to a number of factors in the current environment. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs, but such increases may lag behind the escalation of such costs. Availability of these products has not caused a production halt in the current period, but we have experienced periodic shutdowns in other periods and shortages of primary building materials have caused production inefficiencies as we have needed to change processes in response to the delay in materials.
While it is difficult to predict the future of housing demand, employee availability, supply chain and Company performance and operations, maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand, and we face challenges in overcoming labor-related difficulties in the current environment to increase home production. We continually review the wage rates of our production employees, and have established other monetary incentive and benefit programs, with a goal of providing competitive compensation. We also provide leadership training to new managers and other employees in supervisory roles to enhance communication and improve the oversight and motivation of other employees, more extensively use online recruiting tools, update our recruitment brochures and improve the appearance and appeal of our manufacturing facilities to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. Regardless, we believe our ability to recruit the workforce we need to meet the overall need for affordable housing continues to improve.
In the financial services segment, we continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Although monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors, mandatory extended forbearance under the Coronavirus Aid, Relief and Economic Security Act and certain other regulations related to COVID-19 could negatively impact cash obligations in the future.

Results of Operations
Net Revenue.

	Three Months Ended
($ in thousands, except revenue per home sold)	July 3, 2021	June 27, 2020	Change
Factory-built housing	$312,283	$238,090	$74,193	31.2%
Financial services	18,139	16,711	1,428	8.5%
	$330,422	$254,801	$75,621	29.7%
Factory-built homes sold
by Company-owned retail sales centers	723	752	(29)	(3.9)%
to independent retailers, builders, communities & developers	2,977	2,597	380	14.6%
	3,700	3,349	351	10.5%
Net factory-built housing revenue per home sold	$84,401	$71,093	$13,308	18.7%

In the factory-built housing segment, the increase in Net revenues was primarily due to a 10.5% increase in units sold and 18.7% increase in the average sales price. The higher home prices were driven by product price increases and a shift toward more multi-section homes. Home sales volume increased from higher factory capacity utilization. On a sequential basis, adjusting for the extra week of production in the fourth quarter of fiscal year 2021, home sales volume would have also increased from slightly higher factory capacity utilization.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers and sales of homes to consumers by Company-owned retail stores. Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Changes in the number of modules per home, the selection of different home types/models and optional home upgrades create changes in product mix, also causing fluctuations in this metric. The table below presents the mix of modules and homes shipped for the three months ended July 3, 2021 and June 27, 2020:

	Three Months Ended
	July 3, 2021		June 27, 2020		Change
	Modules	Homes	Modules	Homes	Modules	Homes
U.S. Housing and Urban Development code homes	5,652	3,276	4,881	2,865	15.8%	14.3%
Modular homes	468	226	466	215	0.4%	5.1%
Park model RVs	198	198	269	269	(26.4)%	(26.4)%
	6,318	3,700	5,616	3,349	12.5%	10.5%
Financial services segment revenue increased primarily due to higher volume in home loan sales and more insurance policies in force in the current year compared to the prior year. These gains were partially offset by lower unrealized gains on marketable equity securities in the insurance subsidiary's portfolio, which were $0.4 million and $1.0 million for the three months ended July 3, 2021 and June 27, 2020, respectively, and lower interest income earned on the acquired consumer loan portfolios that continue to amortize.

Gross Profit.

	Three Months Ended
($ in thousands)	July 3, 2021	June 27, 2020	Change
Factory-built housing	$66,273	$46,992	$19,281	41.0%
Financial services	7,740	8,331	(591)	(7.1)%
	$74,013	$55,323	$18,690	33.8%
Gross profit as % of Net revenue
Consolidated	22.4%	21.7%	N/A	0.7%
Factory-built housing	21.2%	19.7%	N/A	1.5%
Financial services	42.7%	49.9%	N/A	(7.2)%

Factory-built housing gross profit increased primarily due to increased home sales volume and higher average sales prices. We continue to monitor and react to inflation in building material prices by maintaining a focus on our product pricing; however, product price increases may lag behind the escalation of building costs. Gross profit as a percentage of Net revenue also increased this period from a shift toward more multi-section homes.
Financial services gross profit decreased due to higher weather-related claims volume and lower unrealized gains on marketable equity securities.
Selling, General and Administrative Expenses.

	Three Months Ended
($ in thousands)	July 3, 2021	June 27, 2020	Change
Factory-built housing	$35,497	$30,737	$4,760	15.5%
Financial services	5,335	4,586	749	16.3%
	$40,832	$35,323	$5,509	15.6%
Selling, general and administrative expenses as % of Net revenue	12.4%	13.9%	N/A	(1.5)%
Selling, general and administrative expenses related to factory-built housing increased between periods primarily from higher salary and incentive-based compensation expense. This was partially offset by a reduction in the amortization of the additional Director and Officer insurance premium, added in the third quarter of fiscal year 2019, which was $2.1 million for the three months ended June 27, 2020, with no expense in the current period.
In Financial services, Selling, general and administrative expenses increased primarily from greater expensing of deferred origination costs on higher loan sales and higher compensation expense.

Other Components of Net Income.

	Three Months Ended
($ in thousands)	July 3, 2021	June 27, 2020	Change
Interest expense	$164	$196	$(32)	(16.3)%
Other income, net	2,461	1,876	585	31.2%
Income tax expense	8,432	5,006	3,426	68.4%
Effective tax rate	23.8%	23.1%	N/A	0.7%
Interest expense consists primarily of debt service on the financings of manufactured home-only loans and interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment. The increase is driven by more interest income earned on larger cash and commercial loan receivables than the prior year period.
Liquidity and Capital Resources
We believe that cash and cash equivalents at July 3, 2021, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient cash position, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for the home-only lending programs. Regardless, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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
The following is a summary of the Company's cash flows for the three months ended July 3, 2021 and June 27, 2020, respectively:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$339,307	$255,607	$83,700
Net cash provided by operating activities	24,275	35,692	(11,417)
Net cash (used in) provided by investing activities	(3,616)	105	(3,721)
Net cash used in financing activities	(13,150)	(922)	(12,228)
Cash, cash equivalents and restricted cash at end of the period	$346,816	$290,482	$56,334

Net cash provided by operating activities decreased primarily due to the rising material costs of our raw materials and higher purchases of such materials. This was partially offset by higher proceeds from consumer loan sales of $49.6 million compared to $39.3 million in the previous year.
Consumer loan originations decreased $4.7 million to $42.7 million for the three months ended July 3, 2021 from $47.4 million for the three months ended June 27, 2020 due to origination personnel shortages.
We enter into commercial loan arrangements with distributors, communities and developers under which the Company provides funds for financing homes. In addition, we enter into commercial loan arrangements with certain distributors of our products under which the Company provides funds for wholesale purchases. We have also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. For additional information regarding our commercial loans receivable, see Note 7 to the Consolidated Financial Statements. Further, we invest in and develop home-only loan pools and lending programs to attract third party financier interest in order to grow sales of new homes through traditional distribution points. Increased lending activity resulted in a net use of $0.2 million while the prior period net activity provided $2.6 million.
Net cash used in or provided by investing activities consist of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Greater cash was used in the current period for the purchase of debt securities.
Net cash used in financing activities was primarily for the repurchase of common stock.
We entered into secured credit facilities with independent third-party banks to facilitate the origination of consumer home-only loans to be held for investment, secured by the manufactured homes which were subsequently pledged as collateral to the facilities. Upon completion of the draw down periods, these facilities were converted into an amortizing loan based on a 20 or 25-year amortization period with a balloon payment due upon maturity. As of July 3, 2021, the outstanding balance of the converted loans was $8.0 million with a weighted average interest rate of 4.91%.
Contractual Commitments and Contingencies. There were no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K.
Critical Accounting Policies
There have been no other significant changes to our critical accounting policies during the three months ended July 3, 2021, as compared to those disclosed in Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Other Matters
Related Party Transactions. See Note 18 to the Consolidated Financial Statements for a discussion of our related party transactions.
Off Balance Sheet Arrangements
See Note 14 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments, which discussion is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Principal Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Principal Financial Officer concluded that, as of July 3, 2021, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 3, 2021 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On October 27, 2020, the Company's Board of Directors approved a $100 million stock repurchase program, which was announced on a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2020, and that may be used to purchase its outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program is funded using our available cash. The following table sets forth repurchases of our common stock during the first quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publically Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
April 4, 2021 to May 8, 2021	32,984	$212.87	32,984	$91,538
May 9, 2021 to June 5, 2021	28,317	205.56	28,317	85,717
June 6, 2021 to July 3, 2021	—	—	—	85,717
	61,301		61,301
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.		Exhibit
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other items required under Part II are omitted because they are not applicable.

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	August 6, 2021
William C. Boor	(Principal Executive Officer)

/s/ Paul Bigbee	Chief Accounting Officer	August 6, 2021
Paul Bigbee	(Principal Financial and Accounting Officer)