Form 10-Q
period 2021-10-02
CAVCO INDUSTRIES INC.
filed 2021-11-05
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 29, 2021, 9,177,315 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
October 2, 2021

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 2, 2021	April 3, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$224,291	$322,279
Restricted cash, current	19,850	16,693
Accounts receivable, net	72,038	47,396
Short-term investments	18,867	19,496
Current portion of consumer loans receivable, net	26,475	37,690
Current portion of commercial loans receivable, net	31,307	14,568
Current portion of commercial loans receivable from affiliates, net	294	4,664
Inventories	190,394	131,234
Prepaid expenses and other current assets	49,482	57,779
Total current assets	632,998	651,799
Restricted cash	335	335
Investments	35,650	35,010
Consumer loans receivable, net	32,124	37,108
Commercial loans receivable, net	36,685	20,281
Commercial loans receivable from affiliates, net	3,647	4,801
Property, plant and equipment, net	156,397	96,794
Goodwill	106,487	75,090
Other intangibles, net	35,404	14,363
Operating lease right-of-use assets	16,706	16,252
Total assets	$1,056,433	$951,833
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,549	$32,120
Accrued expenses and other current liabilities	237,462	203,133
Current portion of secured financings and other	2,260	1,851
Total current liabilities	282,271	237,104
Operating lease liabilities	13,240	13,361
Secured financings and other	17,305	10,335
Deferred income taxes	9,373	7,393
Redeemable noncontrolling interest	1,128	—
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,275,016 and 9,241,256 shares, respectively	93	92
Treasury stock, at cost; 98,201 and 6,600 shares, respectively	(21,877)	(1,441)
Additional paid-in capital	259,116	253,835
Retained earnings	495,713	431,057
Accumulated other comprehensive income	71	97
Total stockholders' equity	733,116	683,640
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,056,433	$951,833
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenue	$359,543	$257,976	$689,965	$512,777
Cost of sales	269,615	204,435	526,024	403,913
Gross profit	89,928	53,541	163,941	108,864
Selling, general and administrative expenses	45,372	35,453	86,204	70,776
Income from operations	44,556	18,088	77,737	38,088
Interest expense	(203)	(194)	(367)	(390)
Other income, net	4,668	1,702	7,129	3,578
Income before income taxes	49,021	19,596	84,499	41,276
Income tax expense	(11,338)	(4,547)	(19,770)	(9,553)
Net income	37,683	15,049	64,729	31,723
Less: net income attributable to redeemable noncontrolling interest	73	—	73	—
Net income attributable to Cavco common stockholders	$37,610	$15,049	$64,656	$31,723

Comprehensive income
Net income	$37,683	$15,049	$64,729	$31,723
Reclassification adjustment for securities sold	—	7	1	33
Applicable income taxes	—	(2)	—	(7)
Net change in unrealized position of investments held	(16)	3	(34)	62
Applicable income taxes	3	(1)	7	(13)
Comprehensive income	37,670	15,056	64,703	31,798
Less: comprehensive income attributable to redeemable noncontrolling interest	73	—	73	—
Comprehensive income attributable to Cavco common stockholders	$37,597	$15,056	$64,630	$31,798

Net income per share attributable to Cavco common stockholders
Basic	$4.09	$1.64	$7.03	$3.46
Diluted	$4.06	$1.62	$6.97	$3.42
Weighted average shares outstanding
Basic	9,190,866	9,182,945	9,194,577	9,178,609
Diluted	9,273,136	9,295,409	9,274,440	9,280,080

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	October 2, 2021	September 26, 2020
OPERATING ACTIVITIES
Net income	$64,729	$31,723
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,190	3,182
Provision for credit losses	(74)	223
Deferred income taxes	1,987	(18)
Stock-based compensation expense	2,417	2,048
Non-cash interest income, net	(770)	(2,596)
(Gain) loss on sale or retirement of property, plant and equipment, net	(41)	242
Gain on investments and sale of loans, net	(12,555)	(9,597)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(3,136)	5,948
Consumer loans receivable originated	(85,370)	(82,352)
Proceeds from sales of consumer loans	101,556	80,589
Principal payments received on consumer loans receivable	6,875	6,974
Inventories	(19,980)	1,663
Prepaid expenses and other current assets	993	11,536
Commercial loans receivable	3,331	4,691
Accounts payable and accrued expenses and other current liabilities	16,935	20,353
Net cash provided by operating activities	80,087	74,609
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,671)	(3,773)
Payments for acquisitions, net	(151,309)	—
Proceeds from sale of property, plant and equipment	53	77
Purchases of investments	(6,251)	(4,440)
Proceeds from sale of investments	6,133	8,054
Net cash used in investing activities	(156,045)	(82)
FINANCING ACTIVITIES
Proceeds from (payments for) exercise of stock options	2,865	(11)
Proceeds from secured financings and other	—	64
Payments on secured financings and other	(1,122)	(918)
Payments for common stock repurchases	(20,436)	—
Distributions to noncontrolling interest	(180)	—
Net cash used in financing activities	(18,873)	(865)
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,831)	73,662
Cash, cash equivalents and restricted cash at beginning of the fiscal year	339,307	255,607
Cash, cash equivalents and restricted cash at end of the period	$244,476	$329,269
Supplemental disclosures of cash flow information
Cash paid for income taxes	$19,127	$7,865
Cash paid for interest	$195	$251
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(8,830)	$16,170
Right-of-use assets recognized and operating lease obligations incurred	$2,205	$5,617
Fair value of assets acquired under finance leases	$7,398	$—
Finance lease obligations incurred	$6,043	$—
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. The uncertainty created by the novel coronavirus COVID-19 pandemic has made such estimates more difficult and subjective. Due to that and other uncertainties, actual results could differ from those estimates. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year will end on April 2, 2022 and will include 52 weeks.
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 26 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community owners and developers and through our 46 Company-owned retail stores. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
On September 24, 2021, we acquired the business and certain assets and liabilities of The Commodore Corporation ("Commodore"), including its six manufacturing facilities and two wholly-owned retail locations. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 21.
In addition to the below, for a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.
Redeemable Noncontrolling Interest. In fiscal year 2017, we purchased a 50% interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as “Craftsman" or the "Entities") from a third-party ("Seller"). Craftsman is a manufactured home street retailer in Nevada with four locations selling Company and other manufacturer branded homes. They also provide general construction to setup the home property and assist with multi-home developments and multi-family dwellings.

On July 4, 2021, we entered into an agreement (the "Craftsman Purchase Agreement") with the Seller to obtain the remaining 50% ownership in Craftsman, owned by the Seller, to be purchased over time. As provided in the Craftsman Purchase Agreement, 20% of the equity of Craftsman owned by the Seller was obtained as of July 4, 2021 by us for cash and, as a result, we obtained a controlling ownership interest. We accounted for this transaction as a business combination to be achieved in stages (see Note 21) and consolidated the entities while recognizing a noncontrolling interest for the remaining Seller ownership as discussed below.
The Craftsman Purchase Agreement calls for an additional 20% of the equity of Craftsman owned by the Seller to be purchased on December 31, 2023 by us for cash. As mandatory redemption of this ownership interest is required, $2.5 million for the fair value of this portion of the noncontrolling interest is recorded in the long-term liabilities section of the Consolidated Balance Sheet under the Secured financings and other caption. In each reporting period hereafter, until purchased by the Company, the mandatorily redeemable noncontrolling interest is adjusted to its current redemption value, based on a predetermined formula. Adjustments in the redemption value to the mandatorily redeemable noncontrolling interest are recorded to Interest expense.
After December 31, 2023, the Seller has the right to require Cavco to purchase all of Seller's remaining 10% ownership (“Put Right”) for an amount specified in the Agreement that is designed to approximate fair value. Likewise, Cavco has the right to require Seller to sell their remaining 10% ownership (“Call Right”) based on the same timing as described above for the Put Right. The purchase price to be payable by the Company for the purchase of Seller's remaining ownership pursuant to the exercise of the Put Right or the Call Right will be settled in cash. As redemption of this remaining ownership is not a current obligation, $1.2 million for the initial fair value of this portion of the noncontrolling interest is classified as a temporary equity mezzanine item between liabilities and stockholders' equity in the Consolidated Balance Sheet under the Redeemable noncontrolling interest caption. The amount of income attributable to this noncontrolling interest is included in the Consolidated Statements of Comprehensive Income on the face of the Consolidated Statements of Comprehensive Income.
2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Factory-built housing
U.S. Housing and Urban Development code homes	$285,947	$197,723	$548,337	$387,169
Modular homes	31,386	20,483	58,003	41,266
Park model RVs	9,728	9,027	19,399	22,749
Other	15,033	13,734	28,638	27,873
	342,094	240,967	654,377	479,057
Financial services
Insurance agency commissions received from third-party insurance companies	850	777	1,723	1,547
Other	16,599	16,232	33,865	32,173
	17,449	17,009	35,588	33,720
	$359,543	$257,976	$689,965	$512,777

3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	October 2, 2021	April 3, 2021
Cash related to CountryPlace customer payments to be remitted to third parties	$18,820	$16,049
Other restricted cash	1,365	979
	20,185	17,028
Less current portion	(19,850)	(16,693)
	$335	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	October 2, 2021	September 26, 2020
Cash and cash equivalents	$224,291	$312,243
Restricted cash	20,185	17,026
	$244,476	$329,269
4. Investments
Investments consisted of the following (in thousands):

	October 2, 2021	April 3, 2021
Available-for-sale debt securities	$18,179	$14,946
Marketable equity securities	16,566	17,600
Non-marketable equity investments	19,772	21,960
	54,517	54,506
Less current portion	(18,867)	(19,496)
	$35,650	$35,010
Investments in marketable equity securities consist of investments in the common stock of industrial and other companies. Our non-marketable equity investments include investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities and other distribution operations.
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands).

	October 2, 2021		April 3, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$2,352	$2,365	$2,787	$2,804
State and political subdivision debt securities	7,942	8,023	7,239	7,345
Corporate debt securities	7,795	7,791	4,797	4,797
	$18,089	$18,179	$14,823	$14,946

The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	October 2, 2021
	Amortized Cost	Fair Value
Due in less than one year	$1,611	$1,618
Due after one year through five years	11,807	11,792
Due after five years through ten years	1,268	1,321
Due after ten years	1,051	1,083
Mortgage-backed securities	2,352	2,365
	$18,089	$18,179
There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three and six months ended October 2, 2021. For the three and six months ended September 26, 2020, there were no gross gains realized on the sale of available-for-sale debt securities and gross losses realized were $5,000.
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Marketable equity securities
Net gain recognized during the period	$243	$1,251	$1,939	$3,281
Less: Net (gains) losses recognized on securities sold during the period	(143)	27	(279)	(6)
Unrealized gains recognized during the period on securities still held	$100	$1,278	$1,660	$3,275
5. Inventories
Inventories consisted of the following (in thousands):

	October 2, 2021	April 3, 2021
Raw materials	$78,810	$54,336
Work in process	27,983	19,149
Finished goods	83,601	57,749
	$190,394	$131,234

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	October 2, 2021	April 3, 2021
Loans held for investment, previously securitized	$28,631	$31,949
Loans held for investment	16,207	18,690
Loans held for sale	10,253	15,587
Construction advances	7,485	13,801
	62,576	80,027
Deferred financing fees and other, net	(1,178)	(2,041)
Allowance for loan losses	(2,799)	(3,188)
	58,599	74,798
Less current portion	(26,475)	(37,690)
	$32,124	$37,108
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Allowance for loan losses at beginning of period	$2,918	$4,012	$3,188	$1,767
Impact of adoption of Financial Accounting Standards Board's Accounting Standards Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")	—	—	—	2,276
Change in estimated loan losses, net	210	(94)	(57)	67
Charge-offs	(329)	(8)	(332)	(200)
Allowance for loan losses at end of period	$2,799	$3,910	$2,799	$3,910
The consumer loans held for investment had the following characteristics:

	October 2, 2021	April 3, 2021
Weighted average contractual interest rate	8.2%	8.3%
Weighted average effective interest rate	8.8%	9.3%
Weighted average months to maturity	157	162
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	October 2, 2021	April 3, 2021
Current	$59,602	$76,378
31 to 60 days	110	508
61 to 90 days	2,502	21
91+ days	362	3,120
	$62,576	$80,027
The following tables disaggregate gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	October 2, 2021
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$6,664	$5,077	$2,776	$1,408	$765	$22,669	$39,359
Near Prime- FICO score 620-679	2,247	3,445	2,175	1,856	1,354	9,978	21,055
Sub-Prime- FICO score less than 620	—	21	53	—	—	1,547	1,621
No FICO score	—	149	19	27	—	346	541
	$8,911	$8,692	$5,023	$3,291	$2,119	$34,540	$62,576

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total
Prime- FICO score 680 and greater	$18,250	$3,575	$1,718	$971	$1,959	$23,375	$49,848
Near Prime- FICO score 620-679	10,227	2,744	1,794	1,364	500	10,401	27,030
Sub-Prime- FICO score less than 620	348	53	—	—	84	1,579	2,064
No FICO score	576	—	28	—	—	481	1,085
	$29,401	$6,372	$3,540	$2,335	$2,543	$35,836	$80,027
As of October 2, 2021, 36% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 18% was concentrated in Florida. As of April 3, 2021, 35% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 20% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of October 2, 2021 or April 3, 2021.
Repossessed homes totaled approximately $893,000 and $518,000 as of October 2, 2021 and April 3, 2021, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $927,000 and $1.1 million as of October 2, 2021 and April 3, 2021, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers and amounts loaned by us under participation financing programs.

Commercial loans receivable, net consisted of the following (in thousands):

	October 2, 2021	April 3, 2021
Loans receivable	$73,006	$45,377
Allowance for loan losses	(826)	(816)
Deferred financing fees, net	(247)	(247)
	71,933	44,314
Less current portion of commercial loans receivable (including from affiliates), net	(31,601)	(19,232)
	$40,332	$25,082
The commercial loans receivable balance had the following characteristics:

	October 2, 2021	April 3, 2021
Weighted average contractual interest rate	6.3%	6.4%
Weighted average months outstanding	10	11
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Balance at beginning of period	$785	$828	$816	$393
Impact of adoption of ASU 2016-13	—	—	—	435
Change in estimated loan losses, net	41	(39)	10	(39)
Balance at end of period	$826	$789	$826	$789
As of October 2, 2021 and April 3, 2021, there were no commercial loans considered watch list or nonperforming. The following table disaggregates our commercial loans receivable by fiscal year of origination (in thousands):

	October 2, 2021
	2022	2021	2020	2019	2018	Prior	Total
Performing	$25,069	$35,259	$7,338	$2,669	$1,379	$1,292	$73,006

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total
Performing	$30,627	$8,677	$3,206	$1,864	$1,003	$—	$45,377
At October 2, 2021, there were no commercial loans 90 days or more past due that were still accruing interest and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of October 2, 2021, 34% of our outstanding commercial loans receivable principal balance was concentrated in Pennsylvania. As of April 3, 2021, 13% of our outstanding commercial loans receivable principal balance was concentrated in Arizona. No other state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of October 2, 2021 or April 3, 2021.

We had concentrations with one independent third-party and its affiliates that equaled 12% and 18% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of October 2, 2021 and April 3, 2021.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	October 2, 2021	April 3, 2021
Property, plant and equipment, at cost
Land	$42,407	$28,314
Buildings and improvements	108,577	71,827
Machinery and equipment	45,628	34,146
	196,612	134,287
Accumulated depreciation	(40,215)	(37,493)
	$156,397	$96,794
Depreciation expense was $1.4 million for each of the three month periods ending October 2, 2021 and September 26, 2020. Depreciation expense for the six months ended October 2, 2021 and September 26, 2020 was $2.9 million and $2.8 million, respectively. Included in the balances above are certain assets under finance leases. See Note 9 for further information.
9. Leases
We lease certain production and retail locations, office space and equipment. During the period ended October 2, 2021, we executed various lease renewals and acquired certain assets under finance leases.
The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of October 2, 2021 and April 3, 2021 (in thousands):

	Classification	October 2, 2021	April 3, 2021
ROU assets
Operating lease assets	Operating lease right-of-use assets	$16,706	$16,252
Finance lease assets	Property, plant and equipment, net (1)	8,352	986
Total lease assets		$25,058	$17,238

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,783	$4,184
Finance lease liabilities	Current portion of secured credit facilities and other	401	71
Non-current:
Operating lease liabilities	Operating lease liabilities	13,240	13,361
Finance lease liabilities	Secured credit facilities and other	5,923	233
Total lease liabilities		$24,347	$17,849
(1) Recorded net of accumulated amortization of $149,000 and $143,000 as of October 2, 2021 and April 3, 2021, respectively.

The present value of minimum payments for future fiscal years under non-cancelable leases as of October 2, 2021 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2022	$2,449	$206	$2,655
2023	4,667	411	5,078
2024	4,121	411	4,532
2025	3,103	411	3,514
2026	3,127	387	3,514
2027	1,087	338	1,425
Thereafter	1,439	10,415	11,854
	19,993	12,579	32,572
Less amount representing interest	(1,970)	(6,255)	(8,225)
	18,023	6,324	24,347
Less current portion	(4,783)	(401)	(5,184)
	$13,240	$5,923	$19,163
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of October 2, 2021:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	4.9	4.5%
Finance leases	34.9	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	October 2, 2021			April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$106,487	$—	$106,487	$75,090	$—	$75,090
Trademarks and trade names	15,680	—	15,680	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	123,267	—	123,267	85,090	—	85,090
Finite-lived
Customer relationships	25,400	(7,413)	17,987	11,300	(7,097)	4,203
Other	1,924	(1,287)	637	1,424	(1,264)	160
	$150,591	$(8,700)	$141,891	$97,814	$(8,361)	$89,453

Changes in the carrying amount of Goodwill were as follows for the six months ended October 2, 2021 (in thousands). See Note 21 for further information.

Balance at beginning of period	$75,090
Goodwill recognized on Craftsman acquisition	3,933
Goodwill recognized on Commodore acquisition	27,464
Balance at end of period	$106,487
Amortization expense recognized on intangible assets was $166,000 and $187,000 for the three months ended October 2, 2021 and September 26, 2020, respectively. Amortization expense recognized on intangible assets was $339,000 and $374,000 for the six months ended October 2, 2021 and September 26, 2020, respectively.
Expected amortization for future fiscal years is as follows (in thousands):

Remainder of fiscal year	$1,985
2023	3,291
2024	1,749
2025	1,686
2026	1,666
2027	1,577
Thereafter	6,670
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 2, 2021	April 3, 2021
Customer deposits	$49,219	$41,835
Salaries, wages and benefits	44,161	37,737
Estimated warranties	25,745	18,032
Unearned insurance premiums	24,498	22,643
Accrued volume rebates	22,008	12,132
Company repurchase options on certain loans sold	17,151	25,938
Other	54,680	44,816
	$237,462	$203,133
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Balance at beginning of period	$19,344	$18,538	$18,032	$18,678
Purchase accounting additions	6,928	—	6,928	—
Charged to costs and expenses	7,994	6,232	17,119	12,579
Payments and deductions	(8,521)	(6,965)	(16,334)	(13,452)
Balance at end of period	$25,745	$17,805	$25,745	$17,805

13. Debt, Finance Lease and Mandatorily Redeemable Noncontrolling Interest Obligations
The following table summarizes debt, finance lease and mandatorily redeemable noncontrolling interest obligations (in thousands):

	October 2, 2021	April 3, 2021
Secured term loan	$7,718	$8,210
Finance lease obligations	6,324	304
Other secured financings	3,052	3,672
Mandatorily redeemable noncontrolling interest	2,471	—
	19,565	12,186
Less current portion	(2,260)	(1,851)
	$17,305	$10,335
We entered into secured credit facilities with independent third-party banks to originate and hold consumer home-only loans secured by manufactured homes, which were pledged as collateral to the facilities. Those facilities have since been converted into an amortizing loan with maturity dates starting in 2028 and payments based on a 20 or 25-year amortization period, resulting in a balloon payment due upon maturity. The outstanding balance of the converted loans was $7.7 million as of October 2, 2021 and $8.2 million as of April 3, 2021 with a weighted average interest rate of 4.91%.
14. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	October 2, 2021		September 26, 2020
	Written	Earned	Written	Earned
Direct premiums	$6,310	$6,323	$4,915	$5,145
Assumed premiums—nonaffiliated	8,240	7,630	7,593	7,043
Ceded premiums—nonaffiliated	(3,714)	(3,714)	(2,853)	(2,853)
	$10,836	$10,239	$9,655	$9,335

	Six Months Ended
	October 2, 2021		September 26, 2020
	Written	Earned	Written	Earned
Direct premiums	$13,149	$12,319	$10,680	$10,330
Assumed premiums—nonaffiliated	16,814	15,008	15,246	13,833
Ceded premiums—nonaffiliated	(7,361)	(7,361)	(6,055)	(6,055)
	$22,602	$19,966	$19,871	$18,108
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
Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of non-reinsured losses. The following details the activity in the reserve for the six months ended October 2, 2021 and September 26, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Balance at beginning of period	$8,348	$6,730	$7,451	$5,582
Net incurred losses during the year	7,282	7,477	15,257	13,460
Net claim payments during the year	(8,280)	(7,320)	(15,358)	(12,155)
Balance at end of period	$7,350	$6,887	$7,350	$6,887
15. Commitments and Contingencies
Repurchase Contingencies. We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing to independent distributors of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor.
The maximum amount for which we were liable under such agreements approximated $95.7 million and $74.2 million at October 2, 2021 and April 3, 2021, respectively, without reduction for the resale value of the homes that are repurchased. We had a reserve for repurchase commitments of $2.7 million at October 2, 2021 and $2.3 million at April 3, 2021.
Construction-Period Mortgages. We fund construction-period mortgages through periodic advances during home construction. At the time of initial funding, we commit to fully fund the loan contract in accordance with a predetermined schedule. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	October 2, 2021	April 3, 2021
Construction loan contract amount	$22,466	$37,628
Cumulative advances	(7,485)	(13,801)
	$14,981	$23,827
Representations and Warranties of Mortgages Sold. We sell loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.2 million as of October 2, 2021 and April 3, 2021, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. There were no claim requests that resulted in the execution of an indemnification agreement or in the repurchase of a loan during the six months ended October 2, 2021.
Interest Rate Lock Commitments. In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As of October 2, 2021, we had outstanding IRLCs with a notional amount of $29.5 million. During the three months ended October 2, 2021 and September 26, 2020, we recognized losses of $5,000 and $19,000, respectively, on outstanding IRLCs. For the six months ended October 2, 2021 and September 26, 2020, we recognized gains of $42,000 and losses of $144,000, respectively.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments (collectively "Commitments"). As of October 2, 2021, we had $33.5 million in outstanding Commitments. We recognized non-cash gains of $79,000 and $118,000 in the second quarter of 2022 and 2021, respectively. During the six months ended October 2, 2021 and September 26, 2020, we recognized losses of $268,000 and gains of $1.1 million, respectively.
Legal Matters. On September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company’s former Chairman, President & Chief Executive Officer and the Company’s former Chief Financial Officer, alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934 based on trading in the shares of another company directed by the former CEO that resulted in an unrealized gain of approximately $260,000. In the prior year, the Company recorded an accrual relating to this loss contingency. The SEC action follows an investigation that began in 2018. The Company filed a summary judgment to dismiss on November 2, 2021. While the Company cannot predict with certainty the resolution of this matter, we do not believe that this proceeding will have a material adverse effect on the Company’s Consolidated Financial Statements.
We are party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and, in certain cases, advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on our consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

16. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest for each quarterly period during the six months ended October 2, 2021 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Net income	—	—	—	—	27,046	—	27,046	—
Other comprehensive income, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans	4,465	—	—	136	—	—	136	—
Stock-based compensation	—	—	—	1,100	—	—	1,100	—
Common stock repurchases	—	—	(12,842)	—	—	—	(12,842)	—
Balance, July 3, 2021	9,245,721	$92	$(14,283)	$255,071	$458,103	$84	$699,067	$—
Initial value of noncontrolling interest upon transaction	—	—	—	—	—	—	—	1,235
Net income	—	—	—	—	37,610	—	37,610	73
Other comprehensive income, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans	29,295	1	—	2,728	—	—	2,729	—
Stock-based compensation	—	—	—	1,317	—	—	1,317	—
Common stock repurchases	—	—	(7,594)	—	—	—	(7,594)	—
Distributions	—	—	—	—	—	—	—	(180)
Balance, October 2, 2021	9,275,016	$93	$(21,877)	$259,116	$495,713	$71	$733,116	$1,128

The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest for each quarterly period during the six months ended September 26, 2020 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, March 28, 2020	9,173,242	$92	$—	$252,260	$355,144	$90	$607,586	$—
Cumulative effect of implementing ASU 2016-13, net	—	—	—	—	(733)	—	(733)	—
Net income	—	—	—	—	16,674	—	16,674	—
Other comprehensive income, net	—	—	—	—	—	68	68	—
Issuance of common stock under stock incentive plans	3,822	—	—	(533)	—	—	(533)	—
Stock-based compensation	—	—	—	945	—	—	945	—
Balance, June 27, 2020	9,177,064	$92	$—	$252,672	$371,085	$158	$624,007	$—
Net income	—	—	—	—	15,049	—	15,049	—
Other comprehensive income, net	—	—	—	—	—	7	7	—
Issuance of common stock under stock incentive plans	11,098	—	—	522	—	—	522	—
Stock-based compensation	—	—	—	1,103	—	—	1,103	—
Balance, September 26, 2020	9,188,162	$92	$—	$254,297	$386,134	$165	$640,688	$—
17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income attributable to Cavco common stockholders	$37,610	$15,049	$64,656	$31,723
Weighted average shares outstanding
Basic	9,190,866	9,182,945	9,194,577	9,178,609
Effect of dilutive securities	82,270	112,464	79,863	101,471
Diluted	9,273,136	9,295,409	9,274,440	9,280,080
Net income per share attributable to Cavco common stockholders
Basic	$4.09	$1.64	$7.03	$3.46
Diluted	$4.06	$1.62	$6.97	$3.42
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended October 2, 2021 and September 26, 2020 were 2,808 and 20,582, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended October 2, 2021 and September 26, 2020 were 5,417 and 30,182, respectively.

18. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	October 2, 2021		April 3, 2021
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$18,179	$18,179	$14,946	$14,946
Marketable equity securities	16,566	16,566	17,600	17,600
Non-marketable equity investments	19,772	19,772	21,960	21,960
Consumer loans receivable	58,599	65,641	74,798	86,209
Commercial loans receivable	71,933	70,363	44,314	42,379
Secured financings and other	(19,565)	(19,454)	(12,186)	(12,340)
See Note 19, Fair Value Measurements, and the Fair Value of Financial Instruments caption in Note 1, Summary of Significant Accounting Policies, in the Form 10-K for more information on the methodologies we use in determining fair value.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities. MSRs are initially recorded at fair value.

	October 2, 2021	April 3, 2021
Number of loans serviced with MSRs	4,533	4,647
Weighted average servicing fee (basis points)	34.39	33.57
Capitalized servicing multiple	73.7%	45.9%
Capitalized servicing rate (basis points)	25.36	15.42
Serviced portfolio with MSRs (in thousands)	$586,547	$593,939
MSRs (in thousands)	$1,488	$916
19. Employee Benefit Plans
As part of the Commodore acquisition, we entered into a Transition Services Agreement ("TSA") with the seller whereby we lease Commodore employees from the seller while we transition them to our payroll systems. Expenses related to the TSA totaled $1.4 million for the three and six months ended October 2, 2021.
Commodore participates in the IAM National Pension Fund, a multiemployer defined benefit plan. Participation in this plan is available to all hourly employees who are members of the participating collective bargaining unit. Once the TSA ends, we will contribute to the plan a specified amount per hour worked for each eligible employee. Benefits under this plan are based on a fixed monthly benefit rate per year of credited service. The risks of participating in this multiemployer plan differ from single-employer plans. The potential risks include, but are not limited to, the use of the Company's contributions to provide benefits to employees of other participating employers, the Company becoming obligated for other participating employers' unfunded obligations and, upon the Company's withdrawal from the plan, the Company being required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

20. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three and six months ended October 2, 2021, the total amount of sales to non-consolidated related parties was $14.0 million and $28.8 million, respectively. For the three and six months ended September 26, 2020, the total amount of sales to non-consolidated related parties was $10.3 million and $23.0 million, respectively. As of October 2, 2021, receivables from non-consolidated related parties included $3.9 million of accounts receivable and $3.9 million of commercial loans outstanding. As of April 3, 2021, receivables from non-consolidated related parties included $4.7 million of accounts receivable and $9.5 million of commercial loans outstanding.
21. Acquisitions
Craftsman Homes, LLC and Craftsman Development, LLC Acquisition
In fiscal year 2017, we purchased a 50% ownership interest in Craftsman for $1.3 million to expand our retail presence in Nevada. At the time of the acquisition of that ownership, we concluded that we were not considered to be the primary beneficiary and therefore did not consolidate the Entities. Since the date of acquisition, we have recorded a non-marketable equity investment for the ownership, with changes to that investment for earnings and distributions from the Entities.
On July 4, 2021, we obtained an additional 20% ownership interest in the Entities utilizing the same pre-tax income multiple as the 2017 purchase. As we now have a controlling interest, we have consolidated the Entities and remeasured the Entities' assets and liabilities to fair value, including our previous equity investment of $2.9 million in the Entities. As a result of the remeasurement, we recorded a gain of $3.3 million in Other income, net in the Consolidated Statements of Comprehensive Income.
The purchase price on July 4, 2021 for 20% ownership was $2.5 million, valuing the Entities at $12.4 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Craftsman's assets and specified liabilities. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

July 4, 2021
Cash	$6,466
Accounts receivable	577
Inventories	7,393
Property, plant and equipment	189
Other current assets	846
Intangible assets(1)	2,980
Total identifiable assets acquired	18,451
Accounts payable and accrued liabilities	10,028
Net identifiable assets acquired	8,423
Goodwill(2)	3,933
Net assets acquired	$12,356
(1) Includes $3.0 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization.
(2) Attributable to the Factory-built housing segment, all of which will be deductible for income tax purposes.

We recorded a Redeemable noncontrolling interest for the remaining 30% ownership. As 20% of this is considered mandatorily redeemable per the Agreement, $2.5 million for the fair value of this portion of the noncontrolling interest is recorded in the long-term liabilities section of the Consolidated Balance Sheet under the Secured financings and other caption. As we are not currently obligated for the redemption of the remaining 10% ownership, $1.2 million for the initial fair value of this portion of the noncontrolling interest is classified as a temporary equity mezzanine item between liabilities and stockholders’ equity in the Consolidated Balance Sheet under the Redeemable noncontrolling interest caption.
Since the acquisition date, Craftsman contributed Net revenue of $4.5 million for the three and six months ended October 2, 2021. Craftsman increased consolidated Net income on the Consolidated Statements of Comprehensive Income for the three and six months ended October 2, 2021 by $243,000. Net income from the Craftsman acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition.
Commodore Homes Acquisition
On September 24, 2021, we purchased certain manufactured housing assets and assumed certain liabilities of Commodore, including its six manufacturing facilities and two wholly-owned retail locations. In addition to manufacturing, Commodore also participates in commercial lending operations with its dealers. The transaction was accounted for as a business combination and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.
The acquisition of Commodore brings beneficial geographic addition to our footprint with strong operations in the Northeast/Midwest/Mid-Atlantic markets and provides a platform for future growth, with the potential for cost and revenue synergies.
The acquisition-date fair value of the total consideration was $156.1 million, which was paid in cash and is subject to future adjustments upon the finalization of closing financial statements. We have expensed $2.7 million in acquisition related deal costs in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income, and have not incurred debt in connection with the purchase or subsequent operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Commodore's assets and specified liabilities. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

September 24, 2021
Cash	$619
Accounts receivable	20,930
Commercial loans	30,960
Inventories	31,787
Property, plant and equipment(1)	57,606
Other current assets	534
Intangible assets(2)	18,400
Total identifiable assets acquired	160,836
Accounts payable and accrued liabilities	32,249
Net identifiable assets acquired	128,587
Goodwill(3)	27,464
Net assets acquired	$156,051

(1) Includes assets acquired under finance leases. See Note 9 for additional information.
(2) Includes $11.8 million assigned to customer-related intangibles, subject to a useful life of 11 years amortized on a straight-line basis; $3.8 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization; $2.3 million for acquired sales order backlogs that will be amortized over the period to produce the associated backlog; and $0.5 million for a covenant not to compete from the sellers, amortized on a straight-line basis over the term of 5 years.
(3) Attributable to the Factory-built housing segment, all of which will be deductible for income tax purposes.
Since the acquisition date, Commodore contributed Net revenue of $4.4 million for the three and six months ended October 2, 2021. Commodore decreased consolidated Net income on the Consolidated Statements of Comprehensive Income for the three and six months ended October 2, 2021 by $645,000. The Net loss from the Commodore acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition.
Pro Forma Impact of Acquisitions. The following table presents supplemental pro forma information as if the above acquisitions occurred on March 29, 2020 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenue	$444,303	$327,491	$856,054	$635,061
Net income attributable to Cavco common stockholders	38,331	20,665	66,161	37,494
Diluted net income per share	4.13	2.22	7.13	4.04
22. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenue
Factory-built housing	$342,094	$240,967	$654,377	$479,057
Financial services	17,449	17,009	35,588	33,720
	$359,543	$257,976	$689,965	$512,777

Income before income taxes
Factory-built housing	$46,893	$17,452	$80,452	$35,902
Financial services	2,128	2,144	4,047	5,374
	$49,021	$19,596	$84,499	$41,276

	October 2, 2021	April 3, 2021
Total assets:
Factory-built housing	$819,879	$711,579
Financial services	236,554	240,254
	$1,056,433	$951,833

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; operational and legal risks; how the Company may be affected by the novel coronavirus COVID-19 pandemic ("COVID-19") or any other pandemic or outbreak; labor shortages and the pricing and availability of raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; market interest rates and Company investments and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
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
Company Overview
Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Our products are marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Nationwide, Fairmont, Friendship, Chariot Eagle, Destiny, Commodore, Colony, Pennwest, R-Anell, Manorwood and Midcountry. We are also one of the leading producers of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes.

We operate 26 homebuilding production lines located in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Cherryville, North Carolina; and Ocala and Plant City, Florida. The majority of the homes produced are sold to, and distributed by, independently owned and controlled retail operations located throughout the United States and Canada. In addition, our homes are sold through 46 Company-owned U.S. retail locations.
Included in the above figures are two recent acquisitions. On July 4, 2021, we purchased an additional 20% ownership in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as “Craftsman") in addition to our existing 50% ownership, making us controlling owner. Craftsman is a manufactured home street retailer with four locations in Nevada selling Company and other manufacturer branded homes. They also provide general construction to setup the home property and assist with multi-home developments and multi-family dwellings. The transaction was accounted for as a business combination achieved in stages and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of the acquisition of the additional 20% interest, with a reduction for the earnings of the noncontrolling shareholder.
On September 24, 2021, we purchased certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation ("Commodore"), including its six manufacturing facilities and two wholly-owned retail locations. In addition to manufacturing, Commodore also participates in commercial lending operations with its dealers. The transaction was accounted for as a business combination and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments increased 14.3% for the first 8 months of calendar year 2021 compared to the same period in the prior year, which was impacted by shutdowns related to COVID-19. However, we did not experience any significant factory shutdowns in the prior year period, in contrast to certain other industry participants.
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
Operational efficiencies have declined from hiring challenges, higher and largely unpredictable factory employee absenteeism and other inefficiencies from building material supply shortages. Accordingly, our total average plant capacity utilization rate was approximately 75% during the second fiscal quarter of 2022, which remains consistent with that of our first quarter of fiscal 2022.
Housing demand remains strong as well-qualified individuals continue pursuing home-ownership, bolstered by the low home loan interest rates. Home order rates are starting to gradually decline from the extreme highs we saw in the past few quarters, but still remain above pre-COVID rates, which were considered to be strong.
Our backlogs at October 2, 2021 were $1.1 billion, up $315 million or 39.8% compared to $792 million at July 3, 2021, and up $787 million or 245.4% compared to $321 million at September 26, 2020. These increases include $279 million attributable to the Commodore acquisition. Backlog excludes home orders that have been paused or canceled at the request of the customer.
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
Results of Operations
Net Revenue.

	Three Months Ended
($ in thousands, except revenue per home sold)	October 2, 2021	September 26, 2020	Change
Factory-built housing	$342,094	$240,967	$101,127	42.0%
Financial services	17,449	17,009	440	2.6%
	$359,543	$257,976	$101,567	39.4%
Factory-built homes sold
by Company-owned retail sales centers	710	763	(53)	(6.9)%
to independent retailers, builders, communities & developers	2,887	2,664	223	8.4%
	3,597	3,427	170	5.0%
Net factory-built housing revenue per home sold	$95,105	$70,314	$24,791	35.3%

	Six Months Ended
($ in thousands, except revenue per home sold)	October 2, 2021	September 26, 2020	Change
Factory-built housing	$654,377	$479,057	$175,320	36.6%
Financial services	35,588	33,720	1,868	5.5%
	$689,965	$512,777	$177,188	34.6%
Factory-built homes sold
by Company-owned retail sales centers	1,433	1,515	(82)	(5.4)%
to independent retailers, builders, communities & developers	5,864	5,261	603	11.5%
	7,297	6,776	521	7.7%
Net factory-built housing revenue per home sold	$89,678	$70,699	$18,979	26.8%

In the factory-built housing segment, the increase in Net revenues was primarily due to an increase in the average sales price and the number of units sold. The higher home prices were driven by product price increases and a shift toward more multi-section homes. Home sales volume increased from higher factory capacity utilization.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers and sales of homes to consumers by Company-owned retail stores. Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Changes in the number of modules per home, the selection of different home types/models and optional home upgrades create changes in product mix, also causing fluctuations in this metric. The table below presents the mix of modules and homes sold for the three and six months ended October 2, 2021 and September 26, 2020:

	Three Months Ended
	October 2, 2021		September 26, 2020		Change
	Modules	Homes	Modules	Homes	Modules	Homes
U.S. Housing and Urban Development code homes	5,548	3,154	5,030	2,979	10.3%	5.9%
Modular homes	519	254	484	223	7.2%	13.9%
Park model RVs	189	189	225	225	(16.0)%	(16.0)%
	6,256	3,597	5,739	3,427	9.0%	5.0%

	Six Months Ended
	October 2, 2021		September 26, 2020		Change
	Modules	Homes	Modules	Homes	Modules	Homes
U.S. Housing and Urban Development code homes	11,200	6,430	9,911	5,844	13.0%	10.0%
Modular homes	987	480	950	438	3.9%	9.6%
Park model RVs	387	387	494	494	(21.7)%	(21.7)%
	12,574	7,297	11,355	6,776	10.7%	7.7%
Financial services segment revenue increased primarily due to higher volume in home loan sales and more insurance policies in force in the current year compared to the prior year, partially offset by lower interest income earned on the acquired consumer loan portfolios that continue to amortize and changes in the value of the marketable equity securities in the financial services portfolio. For the three and six months ended October 2, 2021, we recognized unrealized losses on marketable equity securities of $0.5 million and $0.1 million, respectively. For the three and six months ended September 26, 2020, we recognized gains of $0.7 million and $1.7 million, respectively.

Gross Profit.

	Three Months Ended
($ in thousands)	October 2, 2021	September 26, 2020	Change
Factory-built housing	$82,299	$46,155	$36,144	78.3%
Financial services	7,629	7,386	243	3.3%
	$89,928	$53,541	$36,387	68.0%

Gross profit as % of Net revenue
Consolidated	25.0%	20.8%	N/A	4.2%
Factory-built housing	24.1%	19.2%	N/A	4.9%
Financial services	43.7%	43.4%	N/A	0.3%

	Six Months Ended
($ in thousands)	October 2, 2021	September 26, 2020	Change
Factory-built housing	$148,572	$93,147	$55,425	59.5%
Financial services	15,369	15,717	(348)	(2.2)%
	$163,941	$108,864	$55,077	50.6%

Gross profit as % of Net revenue
Consolidated	23.8%	21.2%	N/A	2.6%
Factory-built housing	22.7%	19.4%	N/A	3.3%
Financial services	43.2%	46.6%	N/A	(3.4)%

Factory-built housing gross profit increased primarily due to increased home sales volume and higher average sales prices. We continue to monitor and react to inflation in building material prices by maintaining a focus on our product pricing; however, product price increases may lag behind the escalation of building material costs. While lumber and other lumber related product market prices have begun to decline, we have seen most other product prices increase, offsetting those declines. Gross profit as a percentage of Net revenue also increased from a shift toward more multi-section homes.
For the three months ended October 2, 2021, Financial services gross profit increased primarily due to lower weather-related claims volume, partially offset by unrealized losses on marketable equity securities. For the six months ended October 2, 2021, gross profit decreased primarily due to higher weather-related claims volume in the first quarter and unrealized losses on marketable equity securities.

Selling, General and Administrative Expenses.

	Three Months Ended
($ in thousands)	October 2, 2021	September 26, 2020	Change
Factory-built housing	$40,347	$30,725	$9,622	31.3%
Financial services	5,025	4,728	297	6.3%
	$45,372	$35,453	$9,919	28.0%
Selling, general and administrative expenses as % of Net revenue	12.6%	13.7%	N/A	(1.1)%

	Six Months Ended
($ in thousands)	October 2, 2021	September 26, 2020	Change
Factory-built housing	$75,844	$61,462	$14,382	23.4%
Financial services	10,360	9,314	1,046	11.2%
	$86,204	$70,776	$15,428	21.8%
Selling, general and administrative expenses as % of Net revenue	12.5%	13.8%	N/A	(1.3)%
Selling, general and administrative expenses related to factory-built housing increased between periods primarily from higher salary and incentive-based compensation expense and deal costs related to the Commodore acquisition which were $2.1 million and $2.4 million for the three and six months ended October 2, 2021, respectively. This was partially offset by a reduction in the amortization of the additional Director and Officer insurance premium, added in the third quarter of fiscal year 2019, which was $2.1 million and $4.2 million for the three and six months ended September 26, 2020, respectively, with no expense in the current year.
In Financial services, Selling, general and administrative expenses increased primarily from greater recognition of deferred origination costs on higher loan sales and higher compensation expense.

Other Components of Net Income.

	Three Months Ended
($ in thousands)	October 2, 2021	September 26, 2020	Change
Interest expense	$203	$194	$9	4.6%
Other income, net	4,668	1,702	2,966	174.3%
Income tax expense	11,338	4,547	6,791	149.4%
Effective tax rate	23.1%	23.2%	N/A	(0.1)%

	Six Months Ended
($ in thousands)	October 2, 2021	September 26, 2020	Change
Interest expense	$367	$390	$(23)	(5.9)%
Other income, net	7,129	3,578	3,551	99.2%
Income tax expense	19,770	9,553	10,217	107.0%
Effective tax rate	23.4%	23.1%	N/A	0.3%
Interest expense consists primarily of debt service on the financings of manufactured home-only loans and interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment. During the year, we also recognized a non-cash gain of $3.3 million on the remeasurement of the assets and liabilities of Craftsman. See Note 21 to the Consolidated Financial Statements for further information.
Liquidity and Capital Resources
We believe that cash and cash equivalents at October 2, 2021, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient cash position, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for the home-only lending programs. Regardless, depending on our operating results and strategic opportunities, we may need to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for the six months ended October 2, 2021 and September 26, 2020, respectively:

	Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$339,307	$255,607	$83,700
Net cash provided by operating activities	80,087	74,609	5,478
Net cash used in investing activities	(156,045)	(82)	(155,963)
Net cash used in financing activities	(18,873)	(865)	(18,008)
Cash, cash equivalents and restricted cash at end of the period	$244,476	$329,269	$(84,793)
Net cash provided by operating activities increased primarily from higher net income and proceeds from consumer loan sales, which were $101.6 million this year compared to $80.6 million in the previous year. This increase was partially offset by rising costs of our raw materials and higher purchases of such materials, the timing of collections on accounts receivable and commercial loans receivable and payments on Accounts payable and Accrued expenses and other current liabilities.
Consumer loan originations increased $3.0 million to $85.4 million for the six months ended October 2, 2021 from $82.4 million for the six months ended September 26, 2020.
We enter into commercial loan arrangements with distributors, communities and developers under which we provide funds for financing homes. In addition, we enter into commercial loan arrangements with certain distributors of our products under which we provide funds for wholesale purchases. We have also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. For additional information regarding our commercial loans receivable, see Note 7 to the Consolidated Financial Statements. Further, we invest in and develop home-only loan pools and lending programs to attract third party financier interest in order to grow sales of new homes through traditional distribution points. Decreased lending activity provided cash of $3.3 million while the prior period net activity provided $4.7 million in cash.
Net cash used in investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Greater cash was used in the current period for the purchase of Craftsman and Commodore.
Net cash used in financing activities for the current period was primarily for the repurchase of common stock.
We entered into secured credit facilities with independent third-party banks to facilitate the origination of consumer home-only loans to be held for investment, secured by the manufactured homes which were subsequently pledged as collateral to the facilities. Upon completion of the draw down periods, these facilities were converted into an amortizing loan based on a 20 or 25-year amortization period with a balloon payment due upon maturity. As of October 2, 2021, the outstanding balance of the converted loans was $7.7 million with a weighted average interest rate of 4.91%.
Contractual Commitments and Contingencies. There were no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K.
Critical Accounting Policies
Except as described in Note 1 to the Consolidated Financial Statements, there have been no other significant changes to our critical accounting policies during the six months ended October 2, 2021, as compared to those disclosed in Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.

Other Matters
Related Party Transactions. See Note 20 to the Consolidated Financial Statements for a discussion of our related party transactions.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Principal Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Principal Financial Officer concluded that, as of October 2, 2021, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 2, 2021 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference.
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
On October 27, 2020, the Company's Board of Directors approved a $100 million stock repurchase program, which was announced on a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2020, and that may be used to purchase its outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program is funded using our available cash. The following table sets forth repurchases of our common stock during the second quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publically Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
July 4, 2021 to August 7, 2021	—	$—	—	$85,717
August 8, 2021 to September 4, 2021	—	—	—	85,717
September 5, 2021 to October 2, 2021	30,300	250.63	30,300	78,123
	30,300		30,300
Item 5. Other Information
Item 5.02    Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On November 2, 2021, the Company entered into a Severance Agreement with Allison K. Aden, the Company’s Chief Financial Officer.
The Severance Agreement provides for certain payments and other benefits to be provided upon termination without Cause (as defined in the Severance Agreement). In the event of a qualifying termination, Ms. Aden will receive: (a) a severance payment equal to the sum of: (i) one year of her current base salary plus (ii) her annual target bonus for the year of termination; (b) a pro-rated bonus, for the period of time Ms. Aden was employed and worked during the fiscal year, equal to her annual target bonus amount as of the year of termination; and (c) COBRA benefits coverage for up to twelve (12) months following termination.

In addition, upon a termination without Cause (as defined in the Severance Agreement) during the period six months prior to or within twelve months following a Change in Control, Ms. Aden will be entitled to the payments and benefits described above and all outstanding equity awards will immediately vest in full, provided however, that any award subject to performance goals shall vest at the target levels of performance.
The payment of severance benefits described above is conditioned upon the delivery and non-revocation of a customary release and is subject to customary provisions regarding confidentiality of information.
A copy of the Severance Agreement is filed as Exhibit 10.1 to this report and is incorporated by reference herein.
Also on November 2, 2021, the Company entered into a Change in Control Agreement with certain officers of the Company, including Paul W. Bigbee, the Company's Chief Accounting Officer.
The Change in Control Agreement provides for certain payments and other benefits to be provided upon termination without Cause (as defined in the Change in Control Agreement) during the period six months prior to or within twelve months following a Change in Control (as defined in the Change in Control Agreement). In the event of a Change in Control and qualifying termination, the respective officer will receive: (a) a severance payment equal to the sum of: (i) one year of the officer's current base salary plus (ii) the annual target bonus for the year of termination; (b) a pro-rated bonus, for the period of time the officer was employed and worked during the fiscal year, equal to the officer’s annual target bonus amount as of the year of termination (c) all outstanding equity awards will immediately vest in full, provided however, that any award subject to performance goals shall vest at the target levels of performance; and (d) COBRA benefits coverage for up to twelve (12) months following termination.
The payment of the severance benefits is conditioned upon the officer's execution and non-revocation of a customary release and is subject to customary provisions regarding confidentiality of information.
The form of Change in Control Agreement is filed as Exhibit 10.2 to this report and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.		Exhibit
10.1	(1)	Severance Agreement, dated November 2, 2021, by and between Allison K. Aden and Cavco Industries, Inc.
10.2	(1)	Form of Change in Control Agreement
10.3	(2)
Asset Purchase Agreement, dated July 23, 2021, by and among Commodore Homes, LLC, The Commodore Corporation, TCC Clarion Limited Partnership, TCC Pennwest, LLC and each of the individual equityholders named therein, and Barry S. Shein, in his capacity as Sellers' representative

31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(3)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other items required under Part II are omitted because they are not applicable.

(1) Filed herewith.
(2) Exhibit 10.1 to Current Report on Form 8-K filed on July 26, 2021, incorporated by reference.
(3) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	November 5, 2021
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	November 5, 2021
Allison K. Aden	(Principal Financial Officer)