Form 10-Q
period 2022-01-01
CAVCO INDUSTRIES INC.
filed 2022-02-07
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	CVCO	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of February 4, 2022, 9,163,589 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
January 1, 2022

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	January 1, 2022	April 3, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$267,265	$322,279
Restricted cash, current	15,542	16,693
Accounts receivable, net	64,536	47,396
Short-term investments	21,116	19,496
Current portion of consumer loans receivable, net	25,397	37,690
Current portion of commercial loans receivable, net	29,308	14,568
Current portion of commercial loans receivable from affiliates, net	217	4,664
Inventories	200,313	131,234
Prepaid expenses and other current assets	79,855	57,779
Total current assets	703,549	651,799
Restricted cash	335	335
Investments	35,377	35,010
Consumer loans receivable, net	30,632	37,108
Commercial loans receivable, net	35,056	20,281
Commercial loans receivable from affiliates, net	2,391	4,801
Property, plant and equipment, net	157,990	96,794
Goodwill	101,945	75,090
Other intangibles, net	28,982	14,363
Operating lease right-of-use assets	15,974	16,252
Total assets	$1,112,231	$951,833
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$33,756	$32,120
Accrued expenses and other current liabilities	238,208	203,133
Current portion of secured financings and other	798	1,851
Total current liabilities	272,762	237,104
Operating lease liabilities	12,482	13,361
Secured financings and other	11,030	10,335
Deferred income taxes	8,541	7,393
Redeemable noncontrolling interest	1,204	—
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,289,608 and 9,241,256 shares, respectively	93	92
Treasury stock, at cost; 126,573 and 6,600 shares, respectively	(30,567)	(1,441)
Additional paid-in capital	261,596	253,835
Retained earnings	575,132	431,057
Accumulated other comprehensive (loss) income	(42)	97
Total stockholders' equity	806,212	683,640
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,112,231	$951,833
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenue	$431,714	$288,772	$1,121,679	$801,549
Cost of sales	316,506	229,534	842,530	633,447
Gross profit	115,208	59,238	279,149	168,102
Selling, general and administrative expenses	60,322	35,414	146,526	106,190
Income from operations	54,886	23,824	132,623	61,912
Interest expense	(209)	(177)	(576)	(567)
Other income, net	4,258	2,243	11,387	5,821
Income before income taxes	58,935	25,890	143,434	67,166
Income tax benefit (expense)	20,680	(6,189)	910	(15,742)
Net income	79,615	19,701	144,344	51,424
Less: net income attributable to redeemable noncontrolling interest	196	—	269	—
Net income attributable to Cavco common stockholders	$79,419	$19,701	$144,075	$51,424

Comprehensive income
Net income	$79,615	$19,701	$144,344	$51,424
Reclassification adjustment for securities sold	(16)	(13)	(15)	20
Applicable income taxes	3	3	3	(4)
Net change in unrealized position of investments held	(127)	(6)	(161)	56
Applicable income taxes	27	1	34	(12)
Comprehensive income	79,502	19,686	144,205	51,484
Less: comprehensive income attributable to redeemable noncontrolling interest	196	—	269	—
Comprehensive income attributable to Cavco common stockholders	$79,306	$19,686	$143,936	$51,484

Net income per share attributable to Cavco common stockholders
Basic	$8.66	$2.14	$15.68	$5.60
Diluted	$8.57	$2.12	$15.54	$5.54
Weighted average shares outstanding
Basic	9,174,224	9,190,254	9,187,828	9,182,491
Diluted	9,270,438	9,295,553	9,270,855	9,285,238

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	January 1, 2022	December 26, 2020
OPERATING ACTIVITIES
Net income	$144,344	$51,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,750	4,735
Provision for credit losses	(220)	(1,082)
Deferred income taxes	1,186	(272)
Stock-based compensation expense	3,460	2,935
Non-cash interest income, net	(1,115)	(2,984)
(Gain) loss on sale or retirement of property, plant and equipment, net	(307)	220
Gain on investments and sale of loans, net	(18,379)	(14,964)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	4,366	1,868
Consumer loans receivable originated	(122,872)	(124,058)
Proceeds from sales of consumer loans	142,445	122,597
Principal payments received on consumer loans receivable	8,861	10,720
Inventories	(29,899)	2,911
Prepaid expenses and other current assets	(33,746)	10,913
Commercial loans receivable	8,080	6,444
Accounts payable and accrued expenses and other current liabilities	13,013	20,159
Net cash provided by operating activities	125,967	91,566
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,938)	(5,816)
Payments for acquisitions, net	(141,428)	—
Proceeds from sale of property, plant and equipment	1,291	118
Purchases of investments	(8,224)	(14,056)
Proceeds from sale of investments	9,457	14,656
Net cash used in investing activities	(147,842)	(5,098)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,302	469
Proceeds from secured financings and other	47	64
Payments on secured financings and other	(9,213)	(1,984)
Payments for common stock repurchases	(29,126)	—
Distributions to noncontrolling interest	(300)	—
Net cash used in financing activities	(34,290)	(1,451)
Net (decrease) increase in cash, cash equivalents and restricted cash	(56,165)	85,017
Cash, cash equivalents and restricted cash at beginning of the fiscal year	339,307	255,607
Cash, cash equivalents and restricted cash at end of the period	$283,142	$340,624
Supplemental disclosures of cash flow information
Cash paid for income taxes	$21,573	$13,111
Cash paid for interest	$302	$371
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(13,185)	$21,366
Right-of-use assets recognized and operating lease obligations incurred	$2,455	$5,692
Fair value of assets acquired under finance leases	$7,158	$—
Finance lease obligations incurred	$6,351	$—
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
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 26 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community owners and developers and through our 45 Company-owned retail stores. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
On September 24, 2021, we acquired the business and certain assets and liabilities of The Commodore Corporation ("Commodore"), including its six manufacturing facilities and two wholly-owned retail locations. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 22.
In addition to the below, for a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.
Redeemable Noncontrolling Interest. In fiscal year 2017, we purchased a 50% interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman" or the "Entities") from a third-party ("Seller"). Craftsman is a manufactured home retailer in Nevada with four locations selling Company and other manufacturer branded homes. They also provide general construction to setup the home property and assist with multi-home developments and multi-family dwellings.

On July 4, 2021, we entered into an agreement (the "Craftsman Purchase Agreement") with the Seller to obtain the remaining 50% ownership in Craftsman, owned by the Seller, to be purchased over time. As provided in the Craftsman Purchase Agreement, 20% of the equity of Craftsman owned by the Seller was obtained as of July 4, 2021 by us for cash and, as a result, we obtained a controlling ownership interest. We accounted for this transaction as a business combination achieved in stages (see Note 22) and consolidated the Entities while recognizing a noncontrolling interest for the remaining Seller ownership, as discussed below.
The Craftsman Purchase Agreement calls for an additional 20% of the equity of Craftsman owned by the Seller to be purchased on December 31, 2023 by us for cash. As mandatory redemption of this ownership interest is required, $2.5 million for the fair value of this portion of the noncontrolling interest is recorded in the long-term liabilities section of the Consolidated Balance Sheet within Secured financings and other. In each reporting period hereafter, until purchased by the Company, the mandatorily redeemable noncontrolling interest is adjusted to its current redemption value, based on a predetermined formula. Adjustments in the redemption value to the mandatorily redeemable noncontrolling interest are recorded to Interest expense.
After December 31, 2023, the Seller has the right to require Cavco to purchase all of Seller's remaining 10% ownership ("Put Right") for an amount specified in the Craftsman Purchase Agreement that is designed to approximate fair value. Likewise, Cavco has the right to require Seller to sell their remaining 10% ownership ("Call Right") based on the same timing as described above for the Put Right. The purchase price to be payable by the Company for the purchase of Seller's remaining ownership pursuant to the exercise of the Put Right or the Call Right will be settled in cash. As redemption of this remaining ownership is not a current obligation, $1.2 million for the initial fair value of this portion of the noncontrolling interest is classified as a temporary equity mezzanine item between liabilities and stockholders' equity on the Consolidated Balance Sheet under the Redeemable noncontrolling interest caption. The amount of income attributable to this noncontrolling interest is included on the face of the Consolidated Statements of Comprehensive Income.
2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Factory-built housing
U.S. Housing and Urban Development code homes	$357,453	$222,684	$905,790	$609,853
Modular homes	30,451	26,059	88,454	67,325
Park model RVs	10,709	8,296	30,108	31,045
Other	14,977	13,783	43,615	41,656
	413,590	270,822	1,067,967	749,879
Financial services
Insurance agency commissions received from third-party insurance companies	1,304	840	3,027	2,387
All other sources	16,820	17,110	50,685	49,283
	18,124	17,950	53,712	51,670
	$431,714	$288,772	$1,121,679	$801,549

3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	January 1, 2022	April 3, 2021
Cash related to CountryPlace customer payments to be remitted to third parties	$14,567	$16,049
Other restricted cash	1,310	979
	15,877	17,028
Less current portion	(15,542)	(16,693)
	$335	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported on the Consolidated Balance Sheets to the combined amounts shown on the Consolidated Statements of Cash Flows (in thousands):

	January 1, 2022	December 26, 2020
Cash and cash equivalents	$267,265	$327,487
Restricted cash	15,877	13,137
	$283,142	$340,624
4. Investments
Investments consisted of the following (in thousands):

	January 1, 2022	April 3, 2021
Available-for-sale debt securities	$17,101	$14,946
Marketable equity securities	19,100	17,600
Non-marketable equity investments	20,292	21,960
	56,493	54,506
Less short-term investments	(21,116)	(19,496)
	$35,377	$35,010
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

	January 1, 2022		April 3, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$2,165	$2,157	$2,787	$2,804
State and political subdivision debt securities	7,521	7,538	7,239	7,345
Corporate debt securities	7,469	7,406	4,797	4,797
	$17,155	$17,101	$14,823	$14,946

The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	January 1, 2022
	Amortized Cost	Fair Value
Due in less than one year	$1,604	$1,608
Due after one year through five years	11,473	11,353
Due after five years through ten years	1,264	1,307
Due after ten years	649	676
Mortgage-backed securities	2,165	2,157
	$17,155	$17,101
Gross gains realized on the sale of available-for-sale debt securities during the three and nine months ended January 1, 2022 were $2,000, and there were no gross losses. For the three and nine months ended December 26, 2020, there were no gross gains realized on the sale of available-for-sale debt securities and gross losses realized were $1,000 and $6,000 respectively.
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Marketable equity securities
Net gain recognized during the period	$2,967	$2,008	$4,906	$5,289
Less: Net gains recognized on securities sold during the period	(257)	(151)	(536)	(157)
Unrealized gains recognized during the period on securities still held	$2,710	$1,857	$4,370	$5,132
5. Inventories
Inventories consisted of the following (in thousands):

	January 1, 2022	April 3, 2021
Raw materials	$84,963	$54,336
Work in process	27,357	19,149
Finished goods	87,993	57,749
	$200,313	$131,234

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	January 1, 2022	April 3, 2021
Loans held for investment, previously securitized	$27,332	$31,949
Loans held for investment	14,835	18,690
Loans held for sale	11,746	15,587
Construction advances	5,377	13,801
	59,290	80,027
Deferred financing fees and other, net	(874)	(2,041)
Allowance for loan losses	(2,387)	(3,188)
	56,029	74,798
Less current portion	(25,397)	(37,690)
	$30,632	$37,108
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Allowance for loan losses at beginning of period	$2,799	$3,910	$3,188	$1,767
Impact of adoption of Financial Accounting Standards Board's Accounting Standards Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")	—	—	—	2,276
Change in estimated loan losses, net	(327)	(491)	(384)	(424)
Charge-offs	(85)	—	(417)	(200)
Allowance for loan losses at end of period	$2,387	$3,419	$2,387	$3,419
The consumer loans held for investment had the following characteristics:

	January 1, 2022	April 3, 2021
Weighted average contractual interest rate	8.4%	8.3%
Weighted average effective interest rate	8.9%	9.3%
Weighted average months to maturity	151	162

The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	January 1, 2022	April 3, 2021
Current	$56,141	$76,378
31 to 60 days	413	508
61 to 90 days	1,964	21
91+ days	772	3,120
	$59,290	$80,027
The following tables disaggregate gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	January 1, 2022
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$10,825	$2,023	$2,604	$1,348	$759	$21,683	$39,242
Near Prime- FICO score 620-679	1,973	2,138	1,275	1,846	1,229	9,734	18,195
Sub-Prime- FICO score less than 620	23	21	52	—	—	1,363	1,459
No FICO score	—	—	—	27	—	367	394
	$12,821	$4,182	$3,931	$3,221	$1,988	$33,147	$59,290

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total
Prime- FICO score 680 and greater	$18,250	$3,575	$1,718	$971	$1,959	$23,375	$49,848
Near Prime- FICO score 620-679	10,227	2,744	1,794	1,364	500	10,401	27,030
Sub-Prime- FICO score less than 620	348	53	—	—	84	1,579	2,064
No FICO score	576	—	28	—	—	481	1,085
	$29,401	$6,372	$3,540	$2,335	$2,543	$35,836	$80,027
As of January 1, 2022 and April 3, 2021, 41% and 35% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas, respectively, and 16% and 20% was concentrated in Florida, respectively. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of January 1, 2022 or April 3, 2021.
Repossessed homes totaled approximately $404,000 and $518,000 as of January 1, 2022 and April 3, 2021, respectively, and are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $813,000 and $1.1 million as of January 1, 2022 and April 3, 2021, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers and amounts loaned by us under participation financing programs.

Commercial loans receivable, net consisted of the following (in thousands):

	January 1, 2022	April 3, 2021
Loans receivable	$68,218	$45,377
Allowance for loan losses	(1,130)	(816)
Deferred financing fees, net	(116)	(247)
	66,972	44,314
Less current portion of commercial loans receivable (including from affiliates), net	(29,525)	(19,232)
	$37,447	$25,082
The commercial loans receivable balance had the following characteristics:

	January 1, 2022	April 3, 2021
Weighted average contractual interest rate	6.3%	6.4%
Weighted average months outstanding	9	11
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Balance at beginning of period	$826	$789	$816	$393
Impact of adoption of ASU 2016-13	—	—	—	435
Change in estimated loan losses, net	304	(24)	314	(63)
Balance at end of period	$1,130	$765	$1,130	$765
As of January 1, 2022 and April 3, 2021, there were no commercial loans considered watch list or nonperforming. The following table disaggregates our commercial loans receivable by fiscal year of origination (in thousands):

	January 1, 2022
	2022	2021	2020	2019	2018	Prior	Total
Performing	$46,755	$13,529	$4,818	$2,050	$605	$461	$68,218

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total
Performing	$30,627	$8,677	$3,206	$1,864	$1,003	$—	$45,377
At January 1, 2022, there were no commercial loans 90 days or more past due that were still accruing interest and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of January 1, 2022, 20% of our outstanding commercial loans receivable principal balance was concentrated in Pennsylvania and 13% was concentrated in New York. As of April 3, 2021, 13% of our outstanding commercial loans receivable principal balance was concentrated in Arizona. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of January 1, 2022 or April 3, 2021.

We had concentrations with one independent third-party and its affiliates that equaled 12% and 18% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of January 1, 2022 and April 3, 2021, respectively.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	January 1, 2022	April 3, 2021
Property, plant and equipment, at cost
Land	$32,767	$28,314
Buildings and improvements	119,078	71,827
Machinery and equipment	49,176	34,146
	201,021	134,287
Accumulated depreciation	(43,031)	(37,493)
	$157,990	$96,794
Depreciation expense for the three months ended January 1, 2022 and December 26, 2020 was $3.0 million and $1.4 million, respectively. Depreciation expense for the nine months ended January 1, 2022 and December 26, 2020 was $5.9 million and $4.2 million, respectively. Included in the balances above are certain assets under finance leases. See Note 9 for further information.
9. Leases
We lease certain production and retail locations, office space and equipment. During the period ended January 1, 2022, we executed various lease renewals and acquired certain assets under finance leases.
The following table provides information about the financial statement classification of our lease balances reported on the Consolidated Balance Sheets as of January 1, 2022 and April 3, 2021 (in thousands):

	Classification	January 1, 2022	April 3, 2021
ROU assets
Operating lease assets	Operating lease right-of-use assets	$15,974	$16,252
Finance lease assets	Property, plant and equipment, net (1)	7,114	986
Total lease assets		$23,088	$17,238

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,773	$4,184
Finance lease liabilities	Current portion of secured financings and other	347	71
Non-current:
Operating lease liabilities	Operating lease liabilities	12,482	13,361
Finance lease liabilities	Secured financings and other	5,986	233
Total lease liabilities		$23,588	$17,849
(1) Recorded net of accumulated amortization of $44,000 and $143,000 as of January 1, 2022 and April 3, 2021, respectively.

The present value of minimum payments for future fiscal years under non-cancelable leases as of January 1, 2022 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2022	$1,225	$89	$1,314
2023	4,748	356	5,104
2024	4,210	356	4,566
2025	3,188	356	3,544
2026	3,133	356	3,489
2027	1,086	356	1,442
Thereafter	1,439	10,941	12,380
	19,029	12,810	31,839
Less amount representing interest	(1,774)	(6,477)	(8,251)
	17,255	6,333	23,588
Less current portion	(4,773)	(347)	(5,120)
	$12,482	$5,986	$18,468
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of January 1, 2022:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	4.6	4.5%
Finance leases	35.9	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	January 1, 2022			April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$101,945	$—	$101,945	$75,090	$—	$75,090
Trademarks and trade names	15,680	—	15,680	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	118,725	—	118,725	85,090	—	85,090
Finite-lived
Customer relationships	19,500	(7,902)	11,598	11,300	(7,097)	4,203
Other	1,924	(1,320)	604	1,424	(1,264)	160
	$140,149	$(9,222)	$130,927	$97,814	$(8,361)	$89,453

Changes in the carrying amount of Goodwill were as follows for the nine months ended January 1, 2022 (in thousands). See Note 22 for further information.

Balance at beginning of period	$75,090
Goodwill recognized on Craftsman acquisition	4,363
Goodwill recognized on Commodore acquisition	22,492
Balance at end of period	$101,945
Amortization expense recognized on intangible assets was $523,000 and $186,000 for the three months ended January 1, 2022 and December 26, 2020, respectively. Amortization expense recognized on intangible assets was $862,000 and $560,000 for the nine months ended January 1, 2022 and December 26, 2020, respectively.
Expected amortization for future fiscal years is as follows (in thousands):

Remainder of fiscal year	$1,233
2023	1,679
2024	1,339
2025	1,300
2026	1,258
2027	1,135
Thereafter	4,258
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 1, 2022	April 3, 2021
Customer deposits	$55,408	$41,835
Salaries, wages and benefits	46,237	37,737
Estimated warranties	26,234	18,032
Unearned insurance premiums	23,562	22,643
Accrued volume rebates	20,978	12,132
Company repurchase options on certain loans sold	12,731	25,938
Other	53,058	44,816
	$238,208	$203,133
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Balance at beginning of period	$25,745	$17,805	$18,032	$18,678
Purchase accounting additions	—	—	6,928	—
Charged to costs and expenses	10,883	7,724	28,002	20,303
Payments and deductions	(10,394)	(7,533)	(26,728)	(20,985)
Balance at end of period	$26,234	$17,996	$26,234	$17,996

13. Debt, Finance Lease and Mandatorily Redeemable Noncontrolling Interest Obligations
The following table summarizes debt, finance lease and mandatorily redeemable noncontrolling interest obligations (in thousands):

	January 1, 2022	April 3, 2021
Finance lease obligations	$6,333	$304
Other secured financings	3,024	3,672
Mandatorily redeemable noncontrolling interest	2,471	—
Secured term loans	—	8,210
	11,828	12,186
Less current portion	(798)	(1,851)
	$11,030	$10,335
We previously entered into secured credit facilities with independent third-party banks to originate and hold consumer home-only loans secured by manufactured homes. Those facilities were then converted into amortizing loans, which were paid in full as of January 1, 2022.
14. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	January 1, 2022		December 26, 2020
	Written	Earned	Written	Earned
Direct premiums	$6,380	$6,557	$5,420	$5,429
Assumed premiums—nonaffiliated	7,023	7,822	6,541	7,195
Ceded premiums—nonaffiliated	(3,866)	(3,866)	(3,146)	(3,146)
	$9,537	$10,513	$8,815	$9,478

	Nine Months Ended
	January 1, 2022		December 26, 2020
	Written	Earned	Written	Earned
Direct premiums	$19,529	$18,876	$16,100	$15,759
Assumed premiums—nonaffiliated	23,837	22,830	21,787	21,028
Ceded premiums—nonaffiliated	(11,227)	(11,227)	(9,201)	(9,201)
	$32,139	$30,479	$28,686	$27,586

Typical insurance policies written or assumed have a maximum coverage of $300,000 per claim, of which we cede $125,000 of the risk of loss per reinsurance. Therefore, our risk of loss is limited to the first $175,000 per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $2 million per occurrence, up to a maximum of $70 million in the aggregate for that occurrence.
Standard Casualty establishes reserves for claims and related expenses on reported and unreported non-reinsured losses. Reserves for claims are included in the Accrued expenses and other current liabilities line item on the Consolidated Balance Sheet and claims expenses is recorded in Cost of sales on the Consolidated Statement of Comprehensive Income. The following details the activity in the reserve for the nine months ended January 1, 2022 and December 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Balance at beginning of period	$7,350	$6,887	$7,451	$5,582
Net incurred losses during the year	5,046	4,070	20,303	17,529
Net claim payments during the year	(4,916)	(5,606)	(20,274)	(17,760)
Balance at end of period	$7,480	$5,351	$7,480	$5,351
15. Income Taxes
For the three and nine months ended January 1, 2022, income taxes resulted in a benefit of $20.7 million and $0.9 million, respectively. This is due to $34.4 million of estimated non-recurring net tax credits related to the sale of energy efficient homes between fiscal year 2018 and fiscal third quarter 2022 available under the Internal Revenue Code §45L. Of this amount, $4.0 million is related to fiscal year 2022. A receivable for the refunds related to the net tax credits is recorded in Prepaid expenses and other current assets. This credit was initially established under the Federal Energy Policy Act of 2005 and most recently extended in the Consolidated Appropriations Act, 2021. The credit expired in its current format as of December 31, 2021. The Company determined eligibility for the program in consultation with third-party qualified experts and recognized the benefit for the five eligible years in the fiscal third quarter of 2022. Excluding these credits, the effective income tax rate was consistent between periods.
16. Commitments and Contingencies
Repurchase Contingencies. We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing to independent distributors of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor.
The maximum amount for which we were liable under such agreements approximated $117.3 million and $74.2 million at January 1, 2022 and April 3, 2021, respectively, without reduction for the resale value of the homes that are repurchased. We had a reserve for repurchase commitments of $3.2 million at January 1, 2022 and $2.3 million at April 3, 2021.
Construction-Period Mortgages. We fund construction-period mortgages through periodic advances during home construction. At the time of initial funding, we commit to fully fund the loan contract in accordance with a predetermined schedule. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	January 1, 2022	April 3, 2021
Construction loan contract amount	$14,271	$37,628
Cumulative advances	(5,377)	(13,801)
	$8,894	$23,827
Representations and Warranties of Mortgages Sold. We sell loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.2 million as of January 1, 2022 and April 3, 2021, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. There were no claim requests that resulted in the execution of an indemnification agreement or in the repurchase of a loan during the nine months ended January 1, 2022.
Interest Rate Lock Commitments. In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As of January 1, 2022, we had outstanding IRLCs with a notional amount of $29.7 million. During the three months ended January 1, 2022, there were no gains or losses on outstanding IRLCs, and we recognized non-cash gains of $57,000 during the three months ended December 26, 2020. For the nine months ended January 1, 2022 and December 26, 2020, we recognized gains of $42,000 and losses of $87,000, respectively.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments (collectively "Commitments"). As of January 1, 2022, we had $21.5 million in outstanding Commitments. We recognized non-cash losses of $61,000 and $318,000 for the three months ended January 1, 2022 and December 26, 2020, respectively. During the nine months ended January 1, 2022 and December 26, 2020, we recognized losses of $329,000 and gains of $816,000, respectively.
Legal Matters. On September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer and the Company's former Chief Financial Officer, alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934 based on trading in the shares of another company directed by the former CEO that resulted in an unrealized gain of approximately $260,000. In the prior year, the Company recorded an accrual relating to this loss contingency. The SEC action follows an investigation that began in 2018. On November 2, 2021, the Company filed a motion to dismiss the claim. On January 25, 2022, the court denied the motion to dismiss and the matter is now proceeding to discovery. While the Company cannot predict with certainty the resolution of this matter, we do not believe that this proceeding will have a material adverse effect on the Company's Consolidated Financial Statements.
We are party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and, in certain cases, advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on our consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. However, future events or circumstances will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

17. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest for each quarterly period during the nine months ended January 1, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Net income	—	—	—	—	27,046	—	27,046	—
Other comprehensive loss, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans	4,465	—	—	136	—	—	136	—
Stock-based compensation	—	—	—	1,100	—	—	1,100	—
Common stock repurchases	—	—	(12,842)	—	—	—	(12,842)	—
Balance, July 3, 2021	9,245,721	$92	$(14,283)	$255,071	$458,103	$84	$699,067	$—
Initial value of noncontrolling interest upon transaction	—	—	—	—	—	—	—	1,235
Net income	—	—	—	—	37,610	—	37,610	73
Other comprehensive loss, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans	29,295	1	—	2,728	—	—	2,729	—
Stock-based compensation	—	—	—	1,317	—	—	1,317	—
Common stock repurchases	—	—	(7,594)	—	—	—	(7,594)	—
Distributions	—	—	—	—	—	—	—	(180)
Balance, October 2, 2021	9,275,016	$93	$(21,877)	$259,116	$495,713	$71	$733,116	$1,128
Net income	—	—	—	—	79,419	—	79,419	196
Other comprehensive loss, net	—	—	—	—	—	(113)	(113)	—
Issuance of common stock under stock incentive plans	14,592	—	—	1,437	—	—	1,437	—
Stock-based compensation	—	—	—	1,043	—	—	1,043	—
Common stock repurchases	—	—	(8,690)	—	—	—	(8,690)	—
Distributions	—	—	—	—	—	—	—	(120)
Balance, January 1, 2022	9,289,608	$93	$(30,567)	$261,596	$575,132	$(42)	$806,212	$1,204

The following table represents changes in stockholders' equity attributable to Cavco's stockholders for each quarterly period during the nine months ended December 26, 2020 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2020	9,173,242	$92	$—	$252,260	$355,144	$90	$607,586
Cumulative effect of implementing ASU 2016-13, net	—	—	—	—	(733)	—	(733)
Net income	—	—	—	—	16,674	—	16,674
Other comprehensive income, net	—	—	—	—	—	68	68
Issuance of common stock under stock incentive plans	3,822	—	—	(533)	—	—	(533)
Stock-based compensation	—	—	—	945	—	—	945
Balance, June 27, 2020	9,177,064	$92	$—	$252,672	$371,085	$158	$624,007
Net income	—	—	—	—	15,049	—	15,049
Other comprehensive income, net	—	—	—	—	—	7	7
Issuance of common stock under stock incentive plans	11,098	—	—	522	—	—	522
Stock-based compensation	—	—	—	1,103	—	—	1,103
Balance, September 26, 2020	9,188,162	$92	$—	$254,297	$386,134	$165	$640,688
Net income	—	—	—	—	19,701	—	19,701
Other comprehensive loss, net	—	—	—	—	—	(15)	(15)
Issuance of common stock under stock incentive plans	4,075	—	—	480	—	—	480
Stock-based compensation	—	—	—	887	—	—	887
Balance, December 26, 2020	9,192,237	$92	$—	$255,664	$405,835	$150	$661,741
18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net income attributable to Cavco common stockholders	$79,419	$19,701	$144,075	$51,424
Weighted average shares outstanding
Basic	9,174,224	9,190,254	9,187,828	9,182,491
Effect of dilutive securities	96,214	105,299	83,027	102,747
Diluted	9,270,438	9,295,553	9,270,855	9,285,238
Net income per share attributable to Cavco common stockholders
Basic	$8.66	$2.14	$15.68	$5.60
Diluted	$8.57	$2.12	$15.54	$5.54
Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended January 1, 2022 and December 26, 2020 were 1,640 and 26,601, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended January 1, 2022 and December 26, 2020 were 2,449 and 26,357, respectively.

19. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	January 1, 2022		April 3, 2021
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$17,101	$17,101	$14,946	$14,946
Marketable equity securities	19,100	19,100	17,600	17,600
Non-marketable equity investments	20,292	20,292	21,960	21,960
Consumer loans receivable	56,029	60,301	74,798	86,209
Commercial loans receivable	66,972	65,347	44,314	42,379
Secured financings and other	(11,828)	(12,019)	(12,186)	(12,340)
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

	January 1, 2022	April 3, 2021
Number of loans serviced with MSRs	4,407	4,647
Weighted average servicing fee (basis points)	34.76	33.57
Capitalized servicing multiple	72.9%	45.9%
Capitalized servicing rate (basis points)	25.33	15.42
Serviced portfolio with MSRs (in thousands)	$570,639	$593,939
MSRs (in thousands)	$1,446	$916
20. Employee Benefit Plans
As part of the Commodore acquisition, we entered into a Transition Services Agreement ("TSA") with the seller whereby we lease Commodore employees from the seller while we transition them to our payroll systems. Expenses related to the TSA totaled $15.3 million and $16.7 million for the three and nine months ended January 1, 2022, respectively.
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

21. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three and nine months ended January 1, 2022, the total amount of sales to non-consolidated related parties was $15.8 million and $44.6 million, respectively. For the three and nine months ended December 26, 2020, the total amount of sales to non-consolidated related parties was $11.2 million and $34.2 million, respectively. As of January 1, 2022, receivables from non-consolidated related parties included $3.3 million of accounts receivable and $2.6 million of commercial loans outstanding. As of April 3, 2021, receivables from non-consolidated related parties included $4.7 million of accounts receivable and $9.5 million of commercial loans outstanding.
22. Acquisitions
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
On July 4, 2021, we obtained an additional 20% ownership interest in the Entities utilizing the same pre-tax income multiple as the 2017 purchase. As we now have a controlling interest, we have consolidated the Entities and remeasured the Entities' assets and liabilities to fair value, including our previous equity investment of $2.9 million in the Entities. As a result of the remeasurement, we recorded a gain of $3.3 million in Other income, net on the Consolidated Statements of Comprehensive Income.
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

July 4, 2021
Cash	$6,466
Accounts receivable	577
Inventories	7,393
Property, plant and equipment	189
Other current assets	416
Intangible assets(1)	2,980
Total identifiable assets acquired	18,021
Accounts payable and accrued liabilities	10,028
Net identifiable assets acquired	7,993
Goodwill(2)	4,363
Net assets acquired	$12,356
(1) Includes $3.0 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization.
(2) Attributable to the Factory-built housing segment, all of which will be deductible for income tax purposes.

We recorded a Redeemable noncontrolling interest for the remaining 30% ownership. As 20% of this is considered mandatorily redeemable per the Craftsman Purchase Agreement, $2.5 million for the fair value of this portion of the noncontrolling interest is recorded in the long-term liabilities section of the Consolidated Balance Sheet within Secured financings and other. As we are not currently obligated for the redemption of the remaining 10% ownership, $1.2 million for the initial fair value of this portion of the noncontrolling interest is classified as a temporary equity mezzanine item between liabilities and stockholders' equity on the Consolidated Balance Sheet as Redeemable noncontrolling interest.
Since the acquisition date, Craftsman contributed Net revenue of $4.5 million and $9.0 million for the three and nine months ended January 1, 2022, respectively. Craftsman contributed Net income of $654,000 and $897,000 for the three and nine months ended January 1, 2022, respectively. Cost of sales from the Craftsman acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition.
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
The acquisition-date fair value of the total consideration was $146.2 million, which was paid in cash and is subject to future adjustments upon the finalization of closing financial statements. During the third quarter certain adjustments were made to these closing financial statements, which resulted in changes to the purchase price allocation and impacted the amount of goodwill recognized. We have expensed $2.7 million in acquisition related deal costs in Selling, general and administrative expenses on the Consolidated Statements of Comprehensive Income, and have not incurred debt in connection with the purchase or subsequent operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the time between the acquisition date and reporting date and will be finalized upon completion of the analysis of the fair values of Commodore's acquired assets, liabilities and intangible assets. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

September 24, 2021
Cash	$619
Accounts receivable	20,930
Commercial loans	30,922
Inventories	31,787
Property, plant and equipment(1)	58,942
Other current assets	534
Intangible assets(2)	12,500
Total identifiable assets acquired	156,234
Accounts payable and accrued liabilities	32,556
Net identifiable assets acquired	123,678
Goodwill(3)	22,492
Net assets acquired	$146,170
(1) Includes assets acquired under finance leases. See Note 9 for additional information.
(2) Includes $7.2 million assigned to customer-related intangibles, subject to a useful life of 11 years amortized on a straight-line basis; $3.8 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization; $1.0 million for acquired sales order backlogs that will be amortized over the period to produce the associated backlog; and $0.5 million for a covenant not to compete from the sellers, amortized on a straight-line basis over the term of 5 years.
(3) Attributable to the Factory-built housing segment, all of which will be deductible for income tax purposes.
Since the acquisition date, Commodore contributed Net revenue of $73.1 million and $77.5 million for the three and nine months ended January 1, 2022, respectively. Commodore contributed Net income of $2.5 million and $1.8 million for the three and nine months ended January 1, 2022, respectively. Cost of sales from the Commodore acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition.
Pro Forma Impact of Acquisitions. The following table presents supplemental pro forma information as if the above acquisitions occurred on March 29, 2020 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenue	$431,714	$355,844	$1,287,768	$990,906
Net income attributable to Cavco common stockholders	79,419	20,440	146,828	57,973
Diluted net income per share	8.57	2.20	15.84	6.24

23. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenue
Factory-built housing	$413,590	$270,822	$1,067,967	$749,879
Financial services	18,124	17,950	53,712	51,670
	$431,714	$288,772	$1,121,679	$801,549

Income before income taxes
Factory-built housing	$52,905	$18,752	$133,357	$54,654
Financial services	6,030	7,138	10,077	12,512
	$58,935	$25,890	$143,434	$67,166

	January 1, 2022	April 3, 2021
Total assets:
Factory-built housing	$887,553	$711,579
Financial services	224,678	240,254
	$1,112,231	$951,833

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our liquidity and financial resources; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; potential acquisitions, strategic investments and other expansions; operational and legal risks; how the Company may be affected by the novel coronavirus COVID-19 pandemic ("COVID-19") or any other pandemic or outbreak; labor shortages and the pricing and availability of raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; market interest rates and Company investments and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report on Form 10-Q ("Report") speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
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
Included in the above figures are two recent acquisitions. On July 4, 2021, we purchased an additional 20% ownership in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as “Craftsman") in addition to our existing 50% ownership, making us controlling owner. Craftsman is a manufactured home retailer with four locations in Nevada selling Company and other manufacturer branded homes. They also provide general construction to setup the customer's property and assist with multi-home developments and multi-family dwellings. The transaction was accounted for as a business combination achieved in stages and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of the acquisition of the additional 20% interest, with a reduction for the earnings attributable to the noncontrolling shareholder.
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
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments increased 12.0% in calendar year 2021 compared to the prior year, which was impacted by shutdowns related to COVID-19. We did not experience any significant factory shutdowns in the prior year period, in contrast to certain other industry participants.
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
While home production continues to experience hiring challenges, unpredictable factory employee absenteeism and building material supply disruptions, our factory utilization for the third fiscal quarter of 2022 was back to pre-pandemic levels of approximately 80%, up from a rate of 75% the past four quarters. This is the result of an increase in production headcount and less production hours per module.
Housing demand remains strong, as qualified individuals continue pursuing affordable home-ownership. Home order rates have moderated from the extreme highs we saw the past few quarters, but still remain above pre-COVID rates, which we considered to be strong.
Our backlogs at January 1, 2022 were $1.1 billion, consistent with second fiscal quarter of 2022 and up $633 million, or 134.1%, compared to $472 million at December 26, 2020. The year over year increase includes $277 million attributable to Commodore. Backlogs exclude home orders that have been paused or canceled at the request of the customer.
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
Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	January 1, 2022	December 26, 2020	Change
Factory-built housing	$413,590	$270,822	$142,768	52.7%
Financial services	18,124	17,950	174	1.0%
	$431,714	$288,772	$142,942	49.5%
Factory-built homes sold
by Company-owned retail sales centers	658	768	(110)	(14.3)%
to independent retailers, builders, communities and developers	3,766	2,835	931	32.8%
	4,424	3,603	821	22.8%
Net factory-built housing revenue per home sold	$93,488	$75,166	$18,322	24.4%

	Nine Months Ended
($ in thousands, except revenue per home sold)	January 1, 2022	December 26, 2020	Change
Factory-built housing	$1,067,967	$749,879	$318,088	42.4%
Financial services	53,712	51,670	2,042	4.0%
	$1,121,679	$801,549	$320,130	39.9%
Factory-built homes sold
by Company-owned retail sales centers	2,091	2,283	(192)	(8.4)%
to independent retailers, builders, communities and developers	9,630	8,096	1,534	18.9%
	11,721	10,379	1,342	12.9%
Net factory-built housing revenue per home sold	$91,116	$72,250	$18,866	26.1%
In the factory-built housing segment, the increase in Net revenues was primarily due to an increase in the average sales price and the number of units sold. The higher home prices were driven by product price increases and a shift toward more multi-module homes. Home sales volume increased from the addition of Commodore and higher factory capacity utilization, partially offset by lower retail sales.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers and sales of homes to consumers by Company-owned retail stores. Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Changes in the number of modules per home, the selection of different home types/models and optional home upgrades create changes in product mix, also causing fluctuations in this metric. The table below presents the mix of modules and homes sold for the three and nine months ended January 1, 2022 and December 26, 2020:

	Three Months Ended
	January 1, 2022		December 26, 2020		Change
	Modules	Homes	Modules	Homes	Modules	Homes
U.S. Housing and Urban Development ("HUD") code homes	6,166	3,583	5,427	3,186	13.6%	12.5%
Modular homes	1,270	632	533	255	138.3%	147.8%
Park model RVs	209	209	162	162	29.0%	29.0%
	7,645	4,424	6,122	3,603	24.9%	22.8%

	Nine Months Ended
	January 1, 2022		December 26, 2020		Change
	Modules	Homes	Modules	Homes	Modules	Homes
HUD code homes	17,366	10,013	15,338	9,030	13.2%	10.9%
Modular homes	2,257	1,112	1,483	693	52.2%	60.5%
Park model RVs	596	596	656	656	(9.1)%	(9.1)%
	20,219	11,721	17,477	10,379	15.7%	12.9%
Financial services segment revenue increased primarily due to higher volume in home loan sales and more insurance policies in force in the current year compared to the prior year, partially offset by lower interest income earned on the acquired consumer loan portfolios that continue to amortize and lower unrealized gains on marketable equity securities in the insurance subsidiary's portfolio. For the three and nine months ended January 1, 2022, we recognized unrealized gains on marketable equity securities of $0.5 million and $0.4 million, respectively. For the three and nine months ended December 26, 2020, we recognized unrealized gains of $1.0 million and $2.7 million, respectively.

Gross Profit

	Three Months Ended
($ in thousands)	January 1, 2022	December 26, 2020	Change
Factory-built housing	$104,119	$47,031	$57,088	121.4%
Financial services	11,089	12,207	(1,118)	(9.2)%
	$115,208	$59,238	$55,970	94.5%

Gross profit as % of Net revenue
Consolidated	26.7%	20.5%	N/A	6.2%
Factory-built housing	25.2%	17.4%	N/A	7.8%
Financial services	61.2%	68.0%	N/A	(6.8)%

	Nine Months Ended
($ in thousands)	January 1, 2022	December 26, 2020	Change
Factory-built housing	$252,691	$140,178	$112,513	80.3%
Financial services	26,458	27,924	(1,466)	(5.2)%
	$279,149	$168,102	$111,047	66.1%

Gross profit as % of Net revenue
Consolidated	24.9%	21.0%	N/A	3.9%
Factory-built housing	23.7%	18.7%	N/A	5.0%
Financial services	49.3%	54.0%	N/A	(4.7)%
Factory-built housing gross profit increased for the three and nine months ended January 1, 2022 primarily due to higher average sales prices and increased home sales volume, partially offset by higher material costs per unit and purchase accounting related items at Commodore. We continue to monitor and react to inflation in building material prices by maintaining a focus on our product pricing; however, product price increases may lag behind the escalation of building material costs. While lower lumber product market price benefits are being realized in cost of sales for the three and nine months ended January 1, 2022, we have seen most other product prices increase, offsetting those lumber declines. In addition to lumber price benefits, Gross profit as a percentage of Net revenue also increased from a shift toward more multi-module homes and from streamlining our HUD code product offering across our network.
For the three and nine months ended January 1, 2022, Financial services gross profit decreased primarily due to higher weather related claims and lower unrealized gains on marketable equity securities compared to the prior year period.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	January 1, 2022	December 26, 2020	Change
Factory-built housing	$55,735	$30,575	$25,160	82.3%
Financial services	4,587	4,839	(252)	(5.2)%
	$60,322	$35,414	$24,908	70.3%
Selling, general and administrative expenses as % of Net revenue	14.0%	12.3%	N/A	1.7%

	Nine Months Ended
($ in thousands)	January 1, 2022	December 26, 2020	Change
Factory-built housing	$131,579	$92,037	$39,542	43.0%
Financial services	14,947	14,153	794	5.6%
	$146,526	$106,190	$40,336	38.0%
Selling, general and administrative expenses as % of Net revenue	13.1%	13.2%	N/A	(0.1)%
For the three months ended January 1, 2022, Selling, general and administrative expenses related to factory-built housing increased between periods primarily from the addition of Commodore, higher salary and incentive-based compensation expense and expenses incurred in engaging third-party consultants in relation to pursuing the availability of the non-recurring energy efficient home net tax credits. The nine month period also includes $2.4 million in deal costs related to the Commodore acquisition and $1.2 million in expenses related to the SEC inquiry. This was partially offset by a reduction in the amortization of the additional Director and Officer insurance premium, added in the third quarter of fiscal year 2019, which was $4.2 million for the nine months ended December 26, 2020, with no expense in the current year.
In Financial services, Selling, general and administrative expenses increased primarily from greater recognition of deferred origination costs on higher loan sales.

Other Components of Net Income

	Three Months Ended
($ in thousands)	January 1, 2022	December 26, 2020	Change
Interest expense	$209	$177	$32	18.1%
Other income, net	4,258	2,243	2,015	89.8%
Income tax (benefit) expense	(20,680)	6,189	(26,869)	(434.1)%
Effective tax rate	(35.1)%	23.9%	N/A	(59.0)%

	Nine Months Ended
($ in thousands)	January 1, 2022	December 26, 2020	Change
Interest expense	$576	$567	$9	1.6%
Other income, net	11,387	5,821	5,566	95.6%
Income tax (benefit) expense	(910)	15,742	(16,652)	(105.8)%
Effective tax rate	(0.6)%	23.4%	N/A	(24.0)%
Interest expense consists primarily of debt service on the financings of manufactured home-only loans and interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances (which increased with the addition of Commodore), interest income earned on cash balances and gains and losses from the sale of property, plant and equipment. During the year, we also recognized a non-cash gain of $3.3 million on the remeasurement of the assets and liabilities of Craftsman. See Note 22 to the Consolidated Financial Statements for further information.
The effective income tax rate was a benefit for the three and nine months ended January 1, 2022. This is due to $34.4 million of estimated non-recurring net tax credits related to the sale of energy efficient homes between fiscal year 2018 and fiscal third quarter 2022 available under the Internal Revenue Code §45L. This credit was initially established under the Federal Energy Policy Act of 2005 and most recently extended in the Consolidated Appropriations Act, 2021. It allows for eligible manufacturer to claim a tax credit for each qualifying newly constructed and sold residence. Excluding these credits, the effective income tax rate was consistent between periods.
Liquidity and Capital Resources
We believe that cash and cash equivalents at January 1, 2022, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient cash position, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for the home-only lending programs. Regardless, depending on our operating results and strategic opportunities, we may seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

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
The following is a summary of the Company's cash flows for the nine months ended January 1, 2022 and December 26, 2020, respectively:

	Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$339,307	$255,607	$83,700
Net cash provided by operating activities	125,967	91,566	34,401
Net cash used in investing activities	(147,842)	(5,098)	(142,744)
Net cash used in financing activities	(34,290)	(1,451)	(32,839)
Cash, cash equivalents and restricted cash at end of the period	$283,142	$340,624	$(57,482)
Net cash provided by operating activities increased primarily from higher net income and proceeds from consumer loan sales, which were $142.4 million this year compared to $122.6 million in the previous year. This increase was partially offset by the refunds related to the estimated net tax credits under the Internal Revenue Code §45L which had not been received as of January 1, 2022, rising costs of our raw materials and higher purchases of such materials and payments on Accounts payable and Accrued expenses and other current liabilities.
Consumer loan originations decreased $1.2 million to $122.9 million for the nine months ended January 1, 2022 from $124.1 million for the nine months ended December 26, 2020.
We enter into commercial loan arrangements with distributors, communities and developers under which we provide funds for financing homes. In addition, we enter into commercial loan arrangements with certain distributors of our products under which we provide funds for wholesale purchases. We have also invested in community-based lending initiatives that provide home-only financing to new residents of certain manufactured home communities. For additional information regarding our commercial loans receivable, see Note 7 to the Consolidated Financial Statements. Further, we invest in and develop home-only loan pools and lending programs to attract third party financier interest in order to grow sales of new homes through traditional distribution points. Cash receipts, net of amounts loaned, increased cash by $8.1 million while the prior period net activity provided an additional $6.4 million in cash.
Net cash used in investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Greater cash was used in the current period for the purchase of Craftsman and Commodore.
Net cash used in financing activities for the current period was primarily for the repurchase of common stock and the payments of the secured term loans, which have been paid in full as of January 1, 2022.
Contractual Commitments and Contingencies. There were no material changes to the contractual obligations as set forth in our Annual Report on Form 10-K.
Critical Accounting Policies
Except as described in Note 1 to the Consolidated Financial Statements, there have been no other significant changes to our critical accounting policies during the nine months ended January 1, 2022, as compared to those disclosed in Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," which provides a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.

Other Matters
Related Party Transactions. See Note 21 to the Consolidated Financial Statements for a discussion of our related party transactions.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of January 1, 2022, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended January 1, 2022 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On October 27, 2020, the Company's Board of Directors approved a $100 million stock repurchase program, which was announced on a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2020, and that we may use to purchase our outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program is funded using our available cash. The following table sets forth repurchases of our common stock during the third quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
October 3, 2021 to November 6, 2021	—	$—	—	$78,123
November 7, 2021 to December 4, 2021	26,672	305.58	26,672	69,972
December 5, 2021 to January 1, 2022	1,700	316.83	1,700	69,433
	28,372		28,372
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.		Exhibit
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

All other items required under Part II are omitted because they are not applicable.

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	February 7, 2022
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	February 7, 2022
Allison K. Aden	(Principal Financial Officer)