Form 10-K
period 2022-04-02
CAVCO INDUSTRIES INC.
filed 2022-05-31
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 2, 2021 (based on the closing price on the Nasdaq Global Select Market on October 2, 2021) was $1,182,534,831. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 20, 2022, 8,887,465 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.'s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, which is expected to be filed within 120 days following the end of the registrant's fiscal year ended April 2, 2022, are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 2, 2022

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Our products are marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Nationwide, Fairmont, Friendship, Chariot Eagle, Destiny, Commodore, Colony, Pennwest, R-Anell, Manorwood and MidCountry. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K ("Annual Report").
We construct homes using an assembly-line process in which each module or floor section is completed in stages. This assembly-line process is designed to be flexible in order to accommodate customer requested customizations. Our operations include 26 homebuilding production lines located throughout the United States and we distribute our homes through 45 Company-owned U.S. retail stores and a network of independent distribution points in 48 states and Canada. Thirty-one Company-owned retail stores are located in Texas.
On September 24, 2021, we purchased certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation ("Commodore"), including its six manufacturing facilities and two wholly-owned retail locations. The addition of Commodore expanded our geographic reach into the Northeast U.S. and enhanced our presence in the Midwest and Mid-Atlantic markets. It also expanded our reach to modular home customers, as their home production is generally split between manufactured and modular housing. Implementation of best practices of the Company and Commodore are expected to create efficiency improvements across our operations. In addition to our proven existing processes we can bring to the Commodore operations, we believe Commodore has developed and implemented advanced manufacturing technologies that will lead to improvements to Cavco's operations. Commodore also participates in commercial lending operations with its dealers, and we have continued most of these programs after acquisition. The transaction was accounted for as a business combination and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.
CountryPlace originates and services single-family, conforming and non-confirming residential mortgages and home-only loans, for itself and others. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, FNMA and FHLMC. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines. For further information relating to consumer loans receivable (see Note 6 to the Consolidated Financial Statements).
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
Our marketing efforts are focused on providing manufactured homes that are customizable and appeal to a wide range of home buyers, on a regional basis, in the markets we serve. The primary demographics for our products are entry-level and move-up buyers and persons age 55 and older. We also market to special niches such as subdivision developers and second home or vacation home buyers.
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
Products
A majority of our products are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code"). We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, primarily used as vacation dwellings and seasonal living, and placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-section ranch, split-level and Cape Cod style homes, as well as two- and three-story homes, multi-family units and commercial modular structures, including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which the residential homes are built using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser's specifications. The buildings are transported to the customer's site in the same manner as residential homes and are often set by crane and finished at the site.
We produce residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet, but may be larger in the case of multi-level modular homes.
Each home typically contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms, is equipped with central heat and hot water systems, kitchen appliances, floor coverings and window treatments. Upgrades can include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors, custom cabinetry, granite countertops and eco-friendly elements. We also offer a variety of structural, decorative and energy efficient customizations to meet the home buyer's specifications.
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

We regularly introduce new floor plans and options to appeal to changing trends in different regions of the country. We have developed engineering systems that, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement. We work with a variety of partners to meet the expanding range of housing needs, including home buyer's private land, planned neighborhoods, recreational or resort properties and workforce accommodations for agriculture and industry.
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. We are focused on building quality, energy efficient homes for the modern home buyer. Our green building initiatives involve the creation of an energy efficient envelope, including higher utilization of renewable materials and provide lower utility costs. We also build homes designed to use alternative energy sources, such as solar.
Once a factory-built home is built at our facilities, it is then generally transported by independent trucking companies either to a retail sales center, planned community, housing development, work site or the home buyer's site. Distributors, or other independent installers utilized by us for homes sold through our Company-owned retail stores, are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although manufactured homes are designed to be transportable, cost considerations result in very few being moved from their original site after installation.
Factory-built Housing Segment
Manufacturing Operations. Our manufacturing facilities employ between approximately 100 to 350 employees each. Most homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enables us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate 26 homebuilding production lines in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix and Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Cherryville, North Carolina; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, planned community operators and residential developers. Our facilities are structured to operate on a one shift per day, five days per week basis, and a typical home is completed in approximately six production days.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a cost effective shipping radius of 350 miles. Each of our manufacturing facilities serves multiple distributors and a number of one-time purchasers. Because homes are produced to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. Materials used in homebuilding operations are mainly standard items carried by major suppliers and consist of wood, wood products, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs.

From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets served. Availability of these inputs has not caused significant production halts in the current period, but we have experienced periodic shutdowns in other periods and shortages of primary building materials have caused production inefficiencies as we have needed to change processes in response to the delay in materials. These shortages may also result in extended order backlogs, delays in the delivery of homes and reduced gross margins from home sales.
Housing demand remains strong as qualified individuals continue pursuing affordable home-ownership. Home order rates have moderated from the extreme highs we saw during the summer of 2020 to the summer of 2021, but still remain above pre-pandemic rates, which we considered to be strong. The increase in orders outpaced production and raised our home order backlog at April 2, 2022 to approximately $1.1 billion in wholesale sales values, up $511 million from $603 million one year earlier. The year over year increase includes $264 million attributable to our acquisition of Commodore. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders.
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. We continue to focus on developing production growth opportunities by working to improve our production capabilities and processes and adjusting product offerings. We strive to balance the production levels and workforce size with the demand for our product offerings to maximize efficiencies. Maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand, and we face a major challenge in overcoming hiring difficulties in the current environment. However, we are continually reviewing wage rates of our production employees and have established other monetary incentive and benefit programs to ensure competitive compensation. We are also working to more extensively use online recruiting tools, update our recruitment brochures, enhance our training programs and improve the appearance and appeal of our manufacturing facilities to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. Although we continue to experience hiring challenges and other inefficiencies from building material supply disruptions, we have reduced our total open production positions needed by nearly 25% over the past year, bringing our total average plant capacity utilization rate to exceeding 80% during the fourth fiscal quarter of 2022, which is above pre-pandemic levels.
Distribution. We sold 16,697, 14,214 and 15,100 factory-built homes in fiscal years 2022, 2021 and 2020, respectively, through Company-owned and independent distribution channels.
As of April 2, 2022, there were a total of 45 Company-owned retail stores, located in Oregon, Arizona, Nevada, New Mexico, Texas, Indiana, Oklahoma, Florida and New York. Thirty-one of the Company-owned retail stores are located in Texas. Company-owned retail stores are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at retail locations, including a model home. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance home inventories at Company-owned retail stores.
As of April 2, 2022, we had a network of independent distributors, of which 9% were in Arizona, 8% in Texas, 7% each in California, Florida and North Carolina and 6% each in Georgia and Oregon, based on the quantity of wholesale shipments during fiscal year 2022. The remaining 50% were in 41 other states and Canada. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those we produce. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended April 2, 2022.

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
Independent distributors frequently finance a portion of their home purchases through wholesale floor plan financing arrangements. In most cases, we receive a deposit or a commitment from the distributor's lender for each home ordered. We then manufacture the home and ship it at the distributor's expense. Payment is due from the lender upon shipment of the product. For a description of wholesale floor plan financing arrangements used by independent distributors and our obligations in connection with these arrangements, see "Company Provided Financing — Commercial Financing" below.
Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Nonstructural components of a cosmetic nature are generally warranted for 120 days from the date of delivery, except in specific cases where state laws require longer warranty terms. The warranty does not extend to installation and setup of the home, as the distributor is generally responsible for these activities. Appliances, floor coverings, roofing and certain other components are warranted by their original manufacturer for various lengths of time.
Financial Services Segment
Finance. We provide a source of retail home buyer financing on competitive terms through our subsidiary, CountryPlace. We offer conforming and non-conforming mortgages and home-only loans to purchasers of numerous brands of factory-built homes sold by Company-owned retail stores and certain independent distributors, builders, communities and developers. We are authorized to directly endorse FHA Title I and Title II mortgage insurance, are an approved lender with the VA and the USDA under its Single Family Housing Guaranteed Loan Program, are approved to issue GNMA-insured mortgage-backed securities and are authorized to sell mortgages to, and service mortgages for, Fannie Mae and Freddie Mac. Most loans originated by us are sold to investors, and we provide various loan servicing functions for non-affiliated entities under contract.
The loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Our loan contracts are secured by factory-built homes located in 26 states, with the largest concentrations in Texas, Florida, New Mexico, Oklahoma and Alabama (see Note 6 to the Consolidated Financial Statements for additional geographic concentration information).
We continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. See further details in the "Government Regulation" section below.

Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2022, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors; however, mandatory extended forbearance under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and certain other regulations related to COVID-19 could negatively impact cash obligations in the future.
We believe that providing financing alternatives improves our responsiveness to the financing needs of prospective home buyers and presents opportunities for additional sources of loan origination and servicing revenues. We have expanded our home-only lending programs in recent years, partially with the support of independent third-party financiers. Home-only loans and non-conforming mortgages originated are either sold outright, grouped and sold as a pool of loans, or held for investment.
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
Company Provided Financing
Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: conforming mortgage loans which comply with the requirements of FHA, VA, USDA or GSEs; non-conforming mortgages for purchasers of the home and the land on which the home is placed; and personal property loans (often referred to as home-only or chattel loans) for consumers where the home is the sole collateral for the loan (generally HUD code homes).
Limited secondary market availability for non-conforming mortgages and home-only personal property loans secured by manufactured homes continue to constrain industry growth. We work independently and with other industry participants to develop secondary market opportunities for manufactured home-only loans and non-conforming mortgage portfolios and expand lending availability in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We also develop and invest in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations and reduce our exposure to the actions of independent lenders.
We also work independently and with industry trade associations to encourage favorable legislative and GSE action to address the financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In April 2022, Fannie Mae and Freddie Mac released their Underserved Markets Plans for 2022-2024 that describe, with specificity, the actions they would take over the three-year period to fulfill the "Duty to Serve" obligation. As with prior plans, the 2022-2024 plans offer enhanced mortgage loan products for manufactured homes titled as real property, including Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. The plans do not include purchases of home-only loans during the three-year timeframe. Expansion of the secondary market for home-only loans through GSEs could support further demand for housing as lending options would likely become more available to home buyers.

Commercial Financing. Certain of our wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $141.0 million and $74.2 million as of April 2, 2022 and April 3, 2021, respectively. The increase is the result of higher home sales price, increased units under these programs and the addition of Commodore. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes that we obtain upon the execution of a repurchase.
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under our commercial loan arrangements, we provide funds for financed home purchases by distributors, community owners and developers (see Note 7 to the Consolidated Financial Statements). Our involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, community owners and developers and provides additional opportunity for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
Industry Overview
General. Manufactured housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety and the United States Department of Commerce, Bureau of the Census, for the 2021 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 12.2% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute, approximately 106,000 HUD code manufactured homes were shipped during calendar year 2021, compared to the 94,000 shipped during calendar year 2020 and 95,000 shipments in 2019. Prior to 2019, annual shipments had increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959.
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

The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. According to World Bank, the U.S. adult population is estimated to expand by approximately 9.1 million between 2022 and 2027. Young adults born from 1976 to 1995, often referred to as Gen Y or Millennials, represent a large segment of the population who are generally first-time home buyers attracted by the affordability, product diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.
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
There are significant competitors to CountryPlace in the markets served. These competitors include national, regional and local banks, mortgage banks and independent finance companies such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Triad Financial Services, Inc.; and Cascade Financial Services. Certain of these competitors are larger than CountryPlace and have access to substantially more capital. CountryPlace remains competitive in breadth of loan product offerings, interest rates, customer service and loan servicing capabilities.
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
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was passed into law. The Dodd-Frank Act was a sweeping piece of legislation designed to reform credit and lending practices after the global credit crisis of 2008. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Dodd-Frank Reform Act") was signed into law. The Dodd-Frank Reform Act revises portions of the Dodd-Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating certain provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the "SAFE Act"). With the elimination of certain provisions of the SAFE Act, manufactured housing distributors can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This has facilitated access to financing and makes the overall home buying experience smoother for the consumer.

Certain CFPB mortgage finance rules required under the Dodd-Frank Act, and modified by the Dodd-Frank Reform Act, apply to consumer credit transactions secured by a dwelling, which include real property mortgages and home-only loans secured by manufactured homes. These rules defined standards for origination of a Qualified Mortgage ("QM"), established specific requirements for lenders to prove borrowers' ability to repay loans and outlined the conditions under which QMs are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which QMs fall under safe harbor protection. Among other issues, QMs with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans and instruments secured by loans or loan pools) to possible litigation and penalties.
The CFPB issued a final rule, effective June 30, 2021, with mandatory compliance as of October 1, 2022, which expands the definition of a General QM and gives lenders more leeway to determine a borrower's likelihood of repayment. Under the original QM rule, the ratio of the consumer's total monthly debt to total monthly income could not exceed 43% for a loan to be considered a QM. In December 2020, the Bureau issued a QM Final Rule which amended Regulation Z by replacing the original debt ratio-based QM definition with a limit based on loan pricing, among other changes to the definition.
The original QM rule also defined a temporary category of QMs, commonly known as the GSE Patch, which includes mortgages that are eligible to be purchased or guaranteed by either of the GSEs while operating under the federal conservatorship. Under the original QM rule, the GSE Patch was set to expire on July 1, 2021. However, the CFPB extended the mandatory compliance date of the new General QM rule beyond July 1, 2021. Nonetheless, some lenders originating loans for sale to the GSEs elected to no longer originate general QM loans with debt-to-income ratios in excess of 43% or GSE Patch QM loans for borrower applications received on or after July 1, 2021.
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
The CFPB rules amending TILA and RESPA expanded the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revised and expanded the tests for coverage under HOEPA, and imposed additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed "High Cost Mortgages" and provide additional protections for borrowers, including with respect to determining the value of the home. Based on our experience, we believe that most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under the new rule. Although some lenders may continue to offer loans that are now deemed High Cost Mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete manufactured home purchases.

The Dodd-Frank Act amended provisions of TILA to require rules for appraisals on principal residences securing higher-priced mortgage loans ("HPML"). Certain loans secured by manufactured homes, primarily home-only loans, could be considered HPMLs. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing, although loans secured solely by a manufactured home and not land are exempt from the HPML appraisal requirement so long as the lender provides the home buyer with alternative information about the home value in one of three allowable forms. While it's not possible to determine the magnitude of these changes, some prospective home buyers may be deterred from completing a manufactured home purchase as a result of the disclosure of the appraised value.
The Dodd-Frank Act also required integrating disclosures provided by lenders to borrowers under TILA and RESPA. The final rule became effective October 3, 2015. The TILA-RESPA Integrated Disclosure ("TRID") mandated extensive changes to the mortgage loan closing process and necessitated significant changes to mortgage origination systems.
Regulation C of the Home Mortgage Disclosure Act ("HMDA") requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. The data-related requirements in the HMDA and Regulation C are used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes. The Dodd-Frank Act transferred rulemaking authority for HMDA to the CFPB, effective in 2011. It also amended HMDA to require financial institutions to report additional data points and to collect, record and report additional information. The CFPB issued a final rule amending Regulation C, which became effective on January 1, 2018. Regulation C generally applies to consumer-purpose, closed-end loans and open-end lines of credit that are secured by a dwelling. Non-depository financial institutions are subject to Regulation C if they originate at least 25 covered closed-end mortgage loans or at least 100 covered open-end lines of credit in each of the two preceding calendar years. Violations of Regulation C, including incomplete, inaccurate or omitted data, are subject to administrative sanctions, including civil money penalties, and compliance can be enforced by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the National Credit Union Administration, HUD or the CFPB.
FHA Title I program guidelines provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans. These guidelines are intended to allow lenders to obtain new capital, which can then be used to fund new loans for their customers. Home-only loans have languished for several years while these changes were meant to broaden home-only financing availability for prospective homeowners. We are aware of only a small number of loans currently being securitized under the Ginnie Mae program.
On March 27, 2020, the CARES Act was signed into law. While the CARES Act contains a variety of provisions, including, among other things, unemployment benefit expansion and emergency funding of public health care initiatives, it also grants forbearance rights and foreclosure protection to borrowers with loans purchased by a GSE or insured by FHA, USDA or VA. Borrowers with these federally backed mortgage loans who are experiencing hardship due to the COVID-19 pandemic may request forbearance for 6 months, regardless of delinquency status. Forbearance may be extended for an additional 6 months at the borrower's request, and they may request up to two additional three-month extensions, for a maximum of 18 months of total forbearance. The federal foreclosure moratorium expired on July 31, 2021; however mortgage servicers were precluded from proceeding with foreclosure until January 1, 2022. Effective August 31, 2021, the CFPB published rules to help homeowners pursue loss mitigation options with mortgage servicers to avoid foreclosure. These rules allowed mortgage servicers to offer certain streamlined loss mitigation options. The FHA allowed for an extension of the foreclosure-related eviction moratorium for foreclosed borrowers through September 30, 2021. When the eviction moratorium for federally backed loans ended, mortgage servicers could only proceed with foreclosures if borrowers had abandoned their properties or had not responded to mortgage servicers' efforts to assist with loss mitigation options. On February 18, 2022, President Biden extended the national emergency declaration for the COVID-19 pandemic beyond March 1, 2022.

The Treasury Department issued guidance regarding the Homeowner Assistance Fund ("HAF"), which was established under section 3206 of the American Rescue Plan Act of 2021. The HAF was established to mitigate financial hardships associated with the COVID-19 pandemic by providing funds to eligible state agencies for the purpose of preventing homeowner mortgage delinquencies, defaults, foreclosures, loss of utilities or home energy services and displacements of homeowners experiencing financial hardship after January 21, 2020, through qualified expenditures related to mortgages and housing. Eligible state agencies participating in HAF are responsible for the selection and qualification of borrowers to receive HAF funds.
Numerous state and local governments also issued temporary emergency orders recommending or mandating that mortgage servicers accommodate borrowers experiencing hardship due to the COVID-19 pandemic. These emergency orders include a variety of provisions, including payment forbearance, waiver of late fees on past due payments, restrictions on reporting payment status to credit reporting agencies and moratorium on debt collection activities, foreclosures and evictions. We have implemented practices and adjusted policies to comply accordingly.
The GSEs require that seller/servicers such as CountryPlace maintain minimum levels of capital and liquidity to be eligible to service single-family mortgage loans guaranteed or owned by the GSEs. The current eligibility requirements became effective on December 31, 2015. On January 31, 2020, Federal Housing Finance Agency ("FHFA") initially released its "Servicer Eligibility 2.0" proposed enhancements to the requirements for public input, and on February 24, 2022, FHFA issued a revised proposal for public input. The proposed requirements establish a minimum level of tangible net worth that distinguishes between Ginnie Mae and Fannie Mae and Freddie Mac loan servicing, and include a fixed base capital requirement as well as an incremental charge that reflects the volume and risk of a seller/servicer's servicing portfolio. The final eligibility requirements are expected to be in effect as of December 31, 2022. Although the proposed eligibility requirements are not yet final and may change prior to their effective date, CountryPlace has evaluated the proposal and believes that its capital and liquidity are such that it will continue to satisfy the requirements as currently proposed once in effect.
On April 19, 2021, the CFPB issued an interim final rule, effective November 30, 2021, amending Regulation F to require debt collectors to provide written notice to certain consumers of their protections under the Center for Disease Control and Prevention's eviction moratorium order of March 29, 2021. The interim final rule also prohibits certain communications methods and content and places limits on debt collectors' attempts to communicate with consumers who are obligated to repay debt, attorneys representing them or related parties.
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
Governmental authorities have the power to enforce compliance with applicable regulations and violations may result in the payment of fines, the entry of injunctions or both. Although we believe that our operations are in substantial compliance with the requirements of all applicable laws and regulations, these requirements have generally become more stringent in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with all applicable laws and enforcement policies.
Seasonality
The housing industry is generally subject to seasonal fluctuations based on new home buyer purchasing patterns. Demand for our core new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern became distorted during the COVID-19 pandemic. Diversification among our product lines and operations has partially offset the impact of any seasonal fluctuations. Additionally, demand patterns for park model RVs, cabins and homes used primarily for retirement or seasonal living partially offset general housing seasonality.

CountryPlace realizes no seasonal impacts from its mortgage servicing operations. However, the mortgage subsidiary does experience minimal seasonal fluctuation in its mortgage origination activities because of the time needed for loan application approval processes and subsequent home loan closing activities. Revenue for Standard Casualty is also not substantially impacted by seasonality, as it recognizes revenue from policy sales ratably over each policy's term year. However, we are subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of our policies are underwritten. Losses from catastrophic events are limited by reinsurance contracts in place as part of our loss mitigation structure.
Human Capital Resources
Our workforce is made up of approximately 6,300 skilled full-time team members. We believe that an engaged, productive workforce is critically important to creating shareholder value. To that end, we are committed to providing a safe workplace and opportunities for professional growth and advancement based on performance, qualification, demonstrated skill and achievement at a fair wage.
As part of our commitment to focus on safety, our Safety Now program builds safety awareness and provides training and incentives to create a "safety first" culture throughout our manufacturing operations. In addition to improved safety training, especially for our newest associates, elements of this program include encouraging employee suggestions for a safer workplace, enhanced safety signage and reward programs for teams with the lowest safety incident rates and those with the most improved safety records.
We also have a number of internal programs and campaigns to enhance the culture and capability of our workforce. Driven by our aspiration to make a difference by focusing on excellence, we are executing our SPARK initiative, which is designed to improve the onboarding experience of our team members and drive retention. Our IGNITION program provides leadership training to new managers and other employees in supervisory roles to enhance communication and other critical management skills to improve the oversight and motivation of other employees. This training includes increasing technical skills, improving professional skills, expanding technology experience and educating on safety and security protocols, to name a few.
We have a multi-channel bi-lingual compliance training initiative so that our team members will understand our commitment to, and their responsibility for, maintaining high standards of integrity in the workplace. The program has been rolled out through our learning management system, with each new and existing team member being provided the same training.
We intend to be an employer of choice. To that end, we consistently assess the current landscape and labor market to refine our total rewards programs. We also monitor our progress in raising the incomes of our lowest wage earners so they can achieve success for themselves and their families. In addition, we have started a program called Homes for Our Own. This program generally involves education and financial assistance for employees aspiring to own their own home. We strive to help employees understand the home buying process, from getting financially ready to buy and maintain a home to how the actual process works.
More information on the above programs and more can be found in our Corporate Responsibility Report, published on our website.
Available Information
The Company's periodic and current reports, proxy statements, as well as any amendments to such filings, are made available free of charge through our web site, www.cavco.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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
As it relates to the COVID-19 pandemic, our normal operations were constrained by actions we took to maintain a safe working environment for our employees, including compliance with mandated social distancing and other governmental requirements. Factory capacity utilization levels fell accordingly as the result of increased employee absenteeism and the pandemic impacts to our supply chain. Our primary suppliers are domestic, while also depending on materials originating from overseas. The ability of suppliers to fulfill orders on our behalf under pre-existing terms is dependent upon their particular circumstances, including those related to the COVID-19 pandemic. The magnitude of the COVID-19 pandemic, including the extent of any continuing impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time because of the continuing fluidity of the situation. It will depend on the duration and evolution of the pandemic, potential business disruptions and the overall impact on the national economy and consumer behavior.
National emergencies like the COVID-19 pandemic may also have the effect of heightening many of the other risks described below in this Item 1A or elsewhere in this Annual Report, such as: risks related to the successful completion of our growth and expansion goals; risks related to the ability of borrowers to make payments on their mortgages or loans and our ability to exercise remedies in such cases, including as a result of government restrictions on the exercise of such remedies; risks related to economic downturns, declining consumer confidence and other market forces and reduced demand for our products or buyers' ability to get financing for the purchase of our products; risks related to depressed home prices and elevated unemployment; risks related to the availability of labor and the pricing and availability of raw materials; risks related to our ability to remain in compliance with increasing levels of government regulation while maintaining economic and profitable operations; risks related to our ability to maintain adequate internal controls; and risks related to stock price fluctuations.

The Company's results of operations can be adversely affected by labor shortages and the pricing and availability of transportation or raw materials
The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets. This includes high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers' health and safety, wage and hour practices and immigration patterns or restrictions. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
As our homes are transported by independent third-party transportation companies, shortages or increased transportation costs from rising fuel prices could have an adverse impact to our operations.
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
Excessive health and safety incidents relating to our operations could be costly to the Company
Home construction is inherently dangerous. While safety is a top priority, any failure in health and safety performance may result in additional health and workers' compensation costs or penalties for non-compliance with relevant regulatory requirements, which may result in difficulty attracting labor or a negative impact to our reputation.
Some of the Company's manufacturing production employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs
Certain manufacturing production employees (approximately 7% of our total employees) are represented by unions and are covered by collective bargaining agreements, which expire in April 2023 and February 2024. Wages, health and welfare benefits, work rules and other issues have historically been negotiated in a reasonable amount of time and have previously not resulted in any extended work stoppages. However, if we are unable to negotiate acceptable new agreements, it could result in worker strikes, loss of business, disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which would have an adverse effect on our business and results of operations.
Increases in the rate of cancellations of home sales orders could have an adverse effect on the Company's business
Our backlog reflects home sales orders with our distributors and home buyers for homes that have not yet been delivered. Distributors and home buyers may cancel orders prior to production without penalty. If there is a downturn in the housing market, or if financing becomes less available or more expensive to obtain with higher interest rates, more distributors and homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.

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
If customers do not repay their loans, we may repossess or foreclose on the secured property in order to liquidate the loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Home price depreciation and elevated levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation.
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

Standard Casualty specializes in homeowner property and casualty insurance products for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets. Property and casualty insurance companies are subject to certain risk-based capital requirements usually in accordance with model rules as specified by the National Association of Insurance Commissioners. Under these requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on its various risk factors.
Certain of our premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide us with increased capacity to write larger risks. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Substantially all of our assumed reinsurance is with one entity. Further, our policies in force may be subject to numerous risks, including geographic concentration, adverse selection, home deterioration, unusual weather events and regulation. Although claim amounts are recoverable through reinsurance for catastrophic losses up to policy maximums, subject to certain conditions, significant losses may be realized and our results of operations and financial condition could be adversely affected.
Information technology failures or cyber incidents could harm the Company's business
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store, process and transmit significant amounts of sensitive information, including proprietary business information, personal information and other confidential information, including that of our customers, vendors and suppliers. All information systems are subject to disruption, breach or failure. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors and business partners or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by a variety of threat actors, including sophisticated and organized groups and individuals with a wide range of expertise and motives, such as organized criminal groups, industrial spies, nation states and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, denial of service attacks or other means, which could affect service reliability and threaten the confidentiality, integrity and availability of information.
We use enterprise-grade information technology and computer resources to carry out important operational activities and to aggregate and maintain business records from a variety of systems. Although most information is stored on servers that are secured in commercial data centers, individual systems, including back-up systems, are subject to damage or interruption from power outages, telecommunications failures, human error, computer viruses, security breaches and cyber incidents, which may infect our network infrastructure. Such systems are also vulnerable to catastrophic events such as fires, tornadoes, earthquakes and hurricanes. Given the unpredictability of the timing, nature and scope of information technology disruptions, if our computer systems and our backup systems are damaged, breached or cease to function properly, we could potentially be subject to production downtimes, operational delays, distraction of management, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks and financial losses from remedial actions. Significant disruptions in our, or our third-party vendors', information technology systems or other data security breaches or cyber incidents could adversely affect the business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information, which may force us to incur significant costs and engage in litigation, harm our reputation and subject us to liability under laws, regulations and contractual obligations. In addition, the costs of maintaining adequate protection against such threats are expected to increase and could be material to our operations.
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

Failure to maintain the security of personally identifiable information could adversely affect the Company.
In connection with our business, we collect and retain personally identifiable information (e.g., information regarding our customers, suppliers and employees), and there is an expectation that we will adequately protect that information. A significant theft, loss or fraudulent use of the personally identifiable information we maintain, or of our data, by cyber-criminals or others could adversely impact our reputation and could result in significant costs, fines or litigation.

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
The Company's results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing
In the ordinary course of business, we are subject to home warranty and construction defect claims. We record a reserve for estimated future warranty costs relating to homes sold based upon an assessment of historical claim experience. Construction defect claims may arise significantly after product completion. Although we maintain general liability insurance and reserves for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. Additionally, the cost of insurance has increased significantly in recent years. If we are not able to maintain current levels of coverage, or if warranty and construction defect claims exceed current levels, our results of operations or financial condition could be adversely effected.
Products supplied to the Company or work done by subcontractors can expose the Company to risks that could adversely affect its business
We sometimes rely on subcontractors to perform certain processes such as home setup or warranty work. In some cases, subcontractors may use improper processes or defective materials, which could result in the need for us to perform repairs on homes. In addition, although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations or governmental guidelines. When we learn of practices that do not comply with applicable laws, regulations or guidelines, we move actively to stop the non-complying practices as soon as possible. However, regardless of the steps we take after we learn of improper practices, we can in some instances be subject to fines or other governmental penalties and our reputation can be injured due to the practices having taken place.

The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources who provide floor plan financing to industry distributors, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under floor plan financing arrangements. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $141.0 million as of April 2, 2022, before reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. In addition, the ability to recover losses on homes repurchased could be at risk in a declining price environment.
A write-off of all or part of the Company's goodwill could adversely affect its results of operations and financial condition
As of April 2, 2022, 9% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows expected to be derived from our manufacturing operations will be substantially reduced.
If the Company is unable to establish or maintain relationships with its independent distributors who sell the Company's homes, revenue could decline
During fiscal year 2022, approximately 83% of our sales of factory-built homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively and may choose to sell competitors' homes. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
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
We operate 26 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Ft. Worth, Seguin and Waco. Further, of the 45 Company-owned retail stores, 31 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. We have loan contracts secured by factory-built homes located in 26 states, including Texas, Florida, New Mexico, Oklahoma and Alabama. Standard Casualty also specializes in writing contracts for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets.

The Company's income tax provision and other tax liabilities may be insufficient if taxing authorities initiate and are successful in asserting tax positions that are contrary to the Company's position.
In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a position that is materially different than ours. As each audit is conducted, adjustments, if any, are recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, and, consequently, on our results of operations, financial position or cash flows.
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
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt the business. GSEs and the FHA play significant roles in insuring or purchasing home mortgages and creating or insuring investment securities secured by home mortgages that are either sold to investors or held in their portfolios. These organizations provide significant liquidity to the secondary market. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that alter the roles of these organizations in the housing finance market, could affect the ability of our customers to obtain mortgage loans or could increase mortgage interest rates, fees and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

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
An increase in interest rates could reduce potential buyers' ability or desire to obtain financing with which to buy homes and adversely affect the Company's business or financial results.
The Federal Reserve Board has recently raised its benchmark rate, with further increases possible. Increases in interest rates could significantly increase the cost of owning a new home, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build. This could adversely impact demand for our homes and the ability of potential customers to obtain financing, adversely affecting our business, financial condition and operating results.
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
The Company's operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment levels, employment growth, interest rates, consumer confidence, home input supply availability, land availability and development costs, suppliers impacted by global conflicts, apartment and rental housing vacancy levels, inflation, deflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenues, earnings or financial position.
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
Deterioration in economic conditions and turmoil in financial markets could reduce the Company's earnings and financial condition
Deterioration in global, national, regional or local economic conditions and turmoil in financial markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, trade tariffs, foreign currency exchange rates and interest rates may further reduce demand for our products or have an adverse effect on the availability of financing to our customers, which could negatively affect our business, results of operations and financial condition.
Legal and Regulatory Risks
If favorable local zoning ordinances are not adopted or if local zoning ordinances become further restricted, the Company's revenue could decline and its business could be adversely affected
Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not achieve widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If favorable local zoning ordinances are not adopted or become further restricted, our revenue could decline and the business, results of operations and financial condition could be adversely affected.
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

The Company may face risks related to the potential outcomes of the SEC litigation, including potential penalties, expense, the use of significant management time and attention or potential reputational damage that the Company may suffer as a result of the litigation
As disclosed in Part I, Item 3, Legal Proceedings, since 2018, we have been cooperating with an investigation by the enforcement staff of the SEC regarding trading in personal and Company accounts directed by the Company's former Chief Executive Officer, Joseph Stegmayer. On September 2, 2021, the SEC filed a civil complaint in the United States District Court District of Arizona, naming the Company, along with Mr. Stegmayer and the Company's former Chief Financial Officer. The case is currently in the discovery phase of litigation.

We are unable to predict what consequences any investigation by any regulatory agency may have on us, including significant legal and accounting expenses. These matters may also divert management's attention from other business concerns, which could harm the business and could result in reputational damage. Any proceedings commenced against us by a regulatory agency could result in administrative orders against us, the imposition of penalties and/or fines against us and/or the imposition of sanctions against certain of our current or former officers, directors and/or employees. The investigations, litigation or remedial actions we have taken or are currently undertaking may adversely affect our business. If we are subject to adverse findings resulting from the SEC litigation, we could be required to pay damages and/or penalties or have other remedies imposed on us.

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
General Risk Factors
The loss of any of the Company's executive officers, senior leadership or business operations managers or a significant number of operating employees could reduce its ability to execute its business strategy and could have a material adverse effect on its business and results of operations
We are dependent to a significant extent upon the efforts of our executive officers, senior leaders and business operations managers. The loss of the services of one or more of these individuals could impair our ability to execute our business strategy and have a material adverse effect upon our business, financial condition and results of operations. Also, the loss of a significant number of operating employees and our ability to hire qualified replacements could have a material adverse effect on our business. We currently have no key person life or other insurance for our executive officers.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to the Company's core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Riverside, California	1960	Owned	107,000
Nampa, Idaho	1957	Owned	171,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Montevideo, Minnesota	1982	Owned	305,000
Dorchester, Wisconsin	1975	Leased	160,000
Nappanee, Indiana	1971	Owned	341,000
Goshen, Indiana	1972	Owned	163,000
Lafayette, Tennessee	1996	Owned	149,000
Moultrie, Georgia	2003	Owned	230,000
Douglas, Georgia	1988	Owned	142,000
Shippenville, Pennsylvania (1)	1972	Owned	162,000
Shippenville, Pennsylvania (2)	1988	Owned	164,000
Emlenton, Pennsylvania	2004	Owned	126,000
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Cherryville, North Carolina	1973	Owned	254,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities:
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000
Inactive manufacturing facilities:
Glendale, Arizona		Owned	118,000
Hamlet, North Carolina		Owned	184,000
Plant City, Florida		Owned	94,000
Administrative and other locations:
Phoenix, Arizona		Leased	15,000
Addison, Texas		Leased	24,000
Plano, Texas		Leased	11,000
New Braunfels, Texas		Owned	9,000
Elkhart, Indiana		Leased	23,000

We own the land on which manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 2026, with no current options to extend; and the Dorchester, Wisconsin plant, currently under lease through August 2037, with options to extend. We also own substantially all of the machinery and equipment used at these factories. In addition to production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as eight properties upon which active, Company-owned retail stores are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Company-owned retail stores generally range in sizes up to nine acres. We lease office spaces in Plano and Addison, Texas for CountryPlace operations and factory-built housing administrative support services, respectively, pursuant to leases that expire in May 2025 and November 2023, respectively. The Phoenix, Arizona home office is leased through February 2026, with an option to extend for an additional three years. The Elkhart, Indiana office is leased through February 2040, with options to extend. In Nappanee, Indiana, we also operate a supply facility whose lease expires in August 2022. We believe that all of these facilities are adequately maintained and suitable for the purposes for which they are used.
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
As of May 20, 2022, the Company had 537 stockholders of record and approximately 22,450 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, we have not paid any dividends on the Company's common stock. The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements and liquidity and the requirements of state, corporate and other laws.
Issuer Purchases of Equity Securities
On October 27, 2020, the Company's Board of Directors approved a $100 million stock repurchase program that may be used to purchase its outstanding common stock. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program is funded using our available cash. Share repurchase activity during the three months ended April 2, 2022 was as follows (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 2, 2022 to February 5, 2022	—	$—	—	$—
February 6, 2022 to March 5, 2022	—	—	—	—
March 6, 2022 to April 2, 2022	115,200	264.52	115,200	38,960
	115,200		115,200
Subsequent to fiscal 2022 year end, we utilized the remaining $39 million under this program. On May 25, 2022, the Company's Board of Directors approved another $100 million stock repurchase program under the same terms and conditions as the previous plan.

Performance Graph
The following graph compares the yearly change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended April 2, 2022, with that of the Nasdaq Composite Index and the iShares U.S. Home Construction ETF. The comparison assumes $100 (with reinvestment of all dividends) was invested on April 1, 2017, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	4/1/2017	3/31/2018	3/30/2019	3/28/2020	4/3/2021	4/2/2022
Cavco Industries, Inc.	$100	$149	$101	$128	$200	$209
Nasdaq Composite Index	$100	$119	$131	$127	$228	$241
iShares U.S. Home Construction ETF	$100	$124	$111	$97	$221	$192

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
4/1/17
3/31/18
3/30/19
3/28/20
4/3/21
4/2/22
Cavco Industries, Inc.
Nasdaq Composite Index
iShares U.S. Home Construction ETF

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about the Company's plans, strategies and prospects under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our liquidity and financial resources; our outlook with respect to the Company and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; increasing interest rates; potential acquisitions, strategic investments and other expansions; operational and legal risks; how we may be affected by the COVID-19 pandemic or any other pandemic or outbreak; labor shortages and the pricing and availability of raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Item 1A, "Risk Factors," and elsewhere in this Annual Report. We expressly disclaim any obligation to update any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise, except as required by law. For all of these reasons, you should not place undue reliance on any such forward-looking statements included in this Annual Report.
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Part IV of this Report. References to "Note" or "Notes" pertain to the Notes to the Consolidated Financial Statements.
Company Outlook
Housing demand remains strong as qualified individuals continue pursuing affordable home-ownership. Home order rates have moderated from the extreme highs we saw during the summer of 2020 to the summer of 2021, but still remain above pre-pandemic rates, which we considered to be strong.
We maintain a backlog of orders from our network of licensed distributors, communities and developers. Distributors may cancel orders prior to production without penalty. Accordingly, until the production of a particular unit has commenced, we do not consider our backlog to be firm orders. We strive to manage our production levels, capacity and workforce size based upon current market demand. The backlog of home sales orders at April 2, 2022 was $1.1 billion in total, up $511 million from $603 million as of April 3, 2021. The year over year increase includes $264 million attributable to Commodore. Backlog excludes home orders that have been paused or canceled at the request of the customer.
Although we continue to experience hiring challenges and other inefficiencies from building material supply disruptions, we have reduced our total open production positions needed by nearly 25% over the past year, bringing our total average plant capacity utilization rate to exceeding 80% during the fourth fiscal quarter of 2022, which is above pre-pandemic levels.

While it is difficult to predict the future of housing demand, employee availability, supply chain and Company performance and operations, maintaining an appropriately sized and well-trained workforce is key to increasing production to meet increased demand, and we face challenges in overcoming labor-related difficulties in the current environment to increase home production. We continually review the wage rates of our production employees and have established other monetary incentive and benefit programs, with a goal of providing competitive compensation. We are also working to more extensively use web-based recruiting tools, update our recruitment brochures and improve the appearance and appeal of our manufacturing facilities to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates. We believe our ability to recruit the workforce we need to help meet the overall need for affordable housing continues to improve.
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community owners and developers (see Note 7 to the Consolidated Financial Statements). Our involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, community owners and developers and provides additional opportunity for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
In the financial services segment, we continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2022, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors; however, mandatory extended forbearance under the CARES Act and certain other regulations related to COVID-19 could negatively impact cash obligations in the future.
The lack of an efficient secondary market for manufactured home-only loans and the limited number of institutions providing such loans results in higher borrowing costs for home-only loans and continues to constrain industry growth. We work independently and with other industry participants to develop secondary market opportunities for manufactured home-only loan and non-conforming mortgage portfolios and expand lending availability in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We also develop and invest in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations and reduce our exposure to the actions of independent lenders.
We also work independently and with industry trade associations to encourage favorable legislative and GSE action to address the financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In April 2022, Fannie Mae and Freddie Mac released their Underserved Markets Plans for 2022-2024 that describe, with specificity, the actions they would take over the three-year period to fulfill the "Duty to Serve" obligation. As with prior plans, the 2022-2024 plans offer enhanced mortgage loan products for manufactured homes titled as real property, including Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. The plans do not include purchases of home-only loans during the three-year timeframe. Expansion of the secondary market for home-only loans through GSEs could support further demand for housing as lending options would likely become more available to home buyers.

The insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are mitigated by reinsurance contracts in place as part of our loss mitigation structure.
Results of Operations
Fiscal Year 2022 Compared to Fiscal Year 2021
Net Revenue.
Net revenue consisted of the following for fiscal years 2022 and 2021, respectively:

	Year Ended
($ in thousands, except revenue per home sold)	April 2, 2022	April 3, 2021	Change
Net revenue:
Factory-built housing	$1,556,283	$1,037,889	$518,394	49.9%
Financial services	70,875	70,162	713	1.0%
	$1,627,158	$1,108,051	$519,107	46.8%

Total homes sold	16,697	14,214	2,483	17.5%

Net factory-built housing revenue per home sold	$93,207	$73,019	$20,188	27.6%
In the factory-built housing segment, the increase in Net revenue was primarily due to higher legacy home selling prices, which provided $302.0 million, and higher legacy home sales volume from increased factory capacity utilization, which contributed $39.4 million. The higher home prices were primarily driven by product price increases, and to a lesser extent a shift toward more multi-section homes. Home sales volume also increased from the addition of Craftsman Homes, LLC and Craftsman Homes Development, LLC (together, "Craftsman") and Commodore, which provided $13.8 million and $166.7 million, respectively. These increases were partially offset by the prior year period containing an extra week of production, given the fiscal calendar.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail stores ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among our distribution channels between reporting periods impacts the overall net revenue per home sold. For fiscal 2022, we sold 13,888 homes Wholesale and 2,809 Retail versus 11,225 homes Wholesale and 2,989 homes Retail in the prior year. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Fluctuations in net factory-built housing revenue per home sold are also partially the result of changes in the number of modules per home, the selection of different home types/models and optional home upgrades, creating changes in product mix. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold. The table below presents the mix of modules and homes sold for the fiscal years 2022 and 2021, respectively:

	Year Ended
	April 2, 2022		April 3, 2021		Change
	Modules	Homes	Modules	Homes	Modules	Homes
HUD code homes	24,497	14,136	20,948	12,339	16.9%	14.6%
Modular homes	3,569	1,742	2,009	945	77.7%	84.3%
Park model RVs	819	819	930	930	(11.9)%	(11.9)%
	28,885	16,697	23,887	14,214	20.9%	17.5%
Financial services segment revenue increased 1.0% primarily due to $4.5 million from more insurance policies in force in the current year, $1.5 million in greater loan servicing income and $1.1 million in net higher proceeds from home loan sales. These increases were partially offset by $3.8 million in lower interest income earned on the acquired consumer loan portfolios that continue to amortize and $2.6 million in lower unrealized gains on marketable equity securities in the insurance subsidiary's portfolio.
Gross Profit.
Gross profit consisted of the following for fiscal years 2022 and 2021, respectively:

	Year Ended
($ in thousands)	April 2, 2022	April 3, 2021	Change
Gross profit:
Factory-built housing	$372,250	$199,604	$172,646	86.5%
Financial services	36,499	39,373	(2,874)	(7.3)%
	$408,749	$238,977	$169,772	71.0%

Gross profit as % of Net revenue:
Consolidated	25.1%	21.6%	N/A	3.5%
Factory-built housing	23.9%	19.2%	N/A	4.7%
Financial services	51.5%	56.1%	N/A	(4.6)%
In the factory-built housing segment, Gross profit increased $323.8 million from higher home sales prices and $30.1 million from more units sold, partially offset by $181.3 million from higher material costs. In the financial services segment, Gross profit decreased primarily due to higher weather related claims, lower interest income earned on the acquired consumer loan portfolios and lower unrealized gains on marketable equity securities compared to the prior year period.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2022 and 2021, respectively:

	Year Ended
($ in thousands)	April 2, 2022	April 3, 2021	Change
Selling, general and administrative expenses:
Factory-built housing	$186,278	$130,498	$55,780	42.7%
Financial services	19,975	19,654	321	1.6%
	$206,253	$150,152	$56,101	37.4%

Selling, general and administrative expenses as % of Net revenue:	12.7%	13.6%	N/A	(0.9)%
Selling, general and administrative expenses related to factory-built housing increased primarily due to $30.4 million in higher wages and benefits and incentive compensation expense on improved earnings, $19.0 million attributable to acquired entities, $6.9 million in expenses incurred in engaging third-party consultants in relation to pursuing the non-recurring energy efficient home tax credits and $2.4 million in Commodore related acquisition transaction costs, partially offset by $4.2 million of amortization of additional Director & Officer insurance premiums in the prior year that did not repeat.
Selling, general and administrative expenses related to financial services increased primarily from higher salary expenses from continued growth and increased wages and benefits costs.
As a percentage of Net revenue, Selling, general and administrative expenses improved 90 basis points from better utilization of fixed costs on higher sales.
Interest Expense.
Interest expense was $0.7 million in both fiscal year 2022 and 2021, and consists primarily of debt service on the financings of manufactured home-only loans and interest related to finance leases. We realized a decrease in interest expense from the elimination of the securitized bond interest as we exercised our right to repurchase the 2007-1 securitized loan portfolio in August 2019. However, this was offset by an increase in interest expense from the secured credit facilities as well as additional finance leases.
Other Income, net.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment and assets held for sale. For fiscal years 2022 and 2021, Other income, net was $10.2 million and $8.8 million, respectively, an increase of $1.4 million or 15.9%. This increase was primarily from a $3.3 million revaluation gain recognized on the consolidation of an equity method investment and $1.2 million higher interest income on commercial loans from the addition of Commodore, partially offset by $3.2 million lower unrealized gains on corporate equity investments in the current year.

Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2022 and 2021, respectively:

	Year Ended
($ in thousands)	April 2, 2022	April 3, 2021	Change
Income before income taxes:
Factory-built housing	$197,282	$78,937	$118,345	149.9%
Financial services	14,707	17,975	(3,268)	(18.2)%
	$211,989	$96,912	$115,077	118.7%
Income Tax Expense.
Income tax expense was $14.2 million, resulting in an effective tax rate of 6.7% for the fiscal year ended April 2, 2022, compared to income tax expense of $20.3 million and an effective rate of 20.9% for the fiscal year ended April 3, 2021. The lower effective tax rate in the current year period primarily relates to $35.7 million in estimated non-recurring net tax credits related to the sale of energy efficient homes between fiscal year 2018 and fiscal third quarter 2022, available under the Internal Revenue Code §45L, offset by an increase in income before income taxes. The tax credit for energy efficient homes expired in its current form as of December 31, 2021.
Fiscal Year 2021 Compared to Fiscal Year 2020
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K.
Liquidity and Capital Resources
We believe that cash and cash equivalents at April 2, 2022, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient cash position, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for the home-only lending programs. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for fiscal years 2022 and 2021, respectively:

	Year Ended
($ in thousands)	April 2, 2022	April 3, 2021	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$339,307	$255,607	$83,700
Net cash provided by operating activities	144,224	114,031	30,193
Net cash used in investing activities	(159,102)	(23,349)	(135,753)
Net cash used in financing activities	(65,095)	(6,982)	(58,113)
Cash, cash equivalents and restricted cash at end of the fiscal year	$259,334	$339,307	$(79,973)
Net cash provided by operating activities increased primarily due to the increased profitability, partially offset by increased costs for operating activities, including rising costs of our raw materials and higher purchases of such materials, increased accounts receivables from timing of collections and increased sales and refunds related to the estimated net tax credits under the Internal Revenue Code §45L which have not been received.
Consumer loan originations decreased $2.6 million to $159.0 million during the year ended April 2, 2022, from $161.6 million during the year ended April 3, 2021. Proceeds from the sale of consumer loans provided $184.8 million in cash, compared to $167.1 million in the previous year, a net increase of $17.7 million.
Net cash used in investing activities for the year ended April 2, 2022 included purchases of Commodore and Craftsman, as well as purchases of property, plant and equipment. Net cash used in investing activities for the year ended April 3, 2021 was primarily for purchases of property, plant and equipment, including the new park model RV facility in Arizona, which is expected to be operational in mid-calendar year of 2022, partially offset by net proceeds from sales of investments.
Net cash used in financing activities for the year ended April 2, 2022 was primarily related to common stock repurchases and the payments of the secured term loans, which have been paid in full as of January 1, 2022, partially offset by proceeds received from the exercise of stock options. Net cash used in financing activities for the year ended April 3, 2021 was mainly for the payments of tax liabilities on the exercise of stock options and payments on secured financings.
Obligations and Commitments
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
We have contractual lease obligations for certain production and retail locations, office space and equipment with durations ranging from monthly to 20 years. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. For additional information related to these obligations, see Note 9 to the Consolidated Financial Statements. In addition, we also have contingent commitments at April 2, 2022 consisting of contingent repurchase obligations, construction contingent commitments, interest rate lock commitments ("IRLCs") and forward loan sale commitments. For additional information related to these contingent obligations, see Note 16 to the Consolidated Financial Statements.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" in the Company's 2021 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2021 and 2020.

Critical Accounting Estimates
Our discussion and analysis of the Company's financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See "Forward-Looking Statements" above.
We believe the following accounting policies are critical to Company operating results or may affect significant judgments and estimates used in the preparation of the Consolidated Financial Statements and should be read in conjunction with the Notes to the Consolidated Financial Statements.
Warranties. Estimates include the number of homes still under warranty, including homes in distributor inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. While the number of homes still under warranty and the timing in which work orders are completed are readily determinable, the average costs incurred will vary based on market prices and availability, which are the primary subjective inputs in estimating the reserve. We expect that a 5% increase in average costs would increase our reserve proportionally.
Income Taxes and Deferred Tax Assets and Liabilities. The determination of the need for, or amount of, any valuation allowance involves significant judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At April 2, 2022, based on historical profits earned and forecasted taxable profits, we determined that all deferred tax assets, except for certain state net operating loss deferred tax assets, would be utilized in future periods. Additionally, the overall state income tax rate is based on income apportionment by state, which is estimated using prior year results, along with expected current year impacts.
Goodwill and Other Intangibles. We evaluate the fair value of reporting units and when we record an impairment loss on goodwill. During the fourth quarter of fiscal year 2022 we conducted our annual goodwill impairment test and no impairment charges were recorded. The estimated fair values of our two reporting units exceeded their carrying values at the date of their most recent estimated fair value determination. However, estimated fair values would need to decrease by over 450% for there to be indicators of impairment. The fair value evaluation of intangible assets acquired includes the use of acceptable valuation approaches utilizing unobservable inputs, which may lead to a high level of uncertainty. These Level 3 inputs relate to forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of royalty and discount rates. The analysis depends upon a number of judgments, estimates and assumptions. Accordingly, such testing is subject to uncertainties, which could cause fair value to fluctuate.
Other Matters
Impact of Inflation. At the end of the period, inflation was the highest in the U.S. in over 30 years. Our ability to maintain certain levels of gross margin can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We can give no assurance that inflation will not affect future profitability.
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
We are exposed to market risk related to the accessibility and terms of long-term financing of our consumer loans. While we previously accessed the asset-backed securities market to provide term financing of home-only and non-conforming mortgage originations, at present, independent asset-backed and mortgage-backed securitization markets are not readily available to us or other manufactured housing lenders. Accordingly, we have not securitized our loan originations as a means to obtain long-term funding.
We are also exposed to market risks related to the consumer and commercial loan notes receivables. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of April 2, 2022 is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows:

($ in thousands)	Reduction in Fair Value
Consumer loans receivable	$2,592
Commercial loans receivable	421
Securitized financings	883
In originating loans for sale, we issue IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are also subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of April 2, 2022, we had outstanding IRLCs with a notional amount of $51.7 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in Prepaid expenses and other current assets, for net favorable positions, or Accrued expenses and other current liabilities, for net unfavorable positions, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming the level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would decrease the fair value of the obligations by approximately $88,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Consolidated Financial Statements, the Reports thereon, the Notes thereto and the supplementary data commencing on page F-1 of this report, which Consolidated Financial Statements, Reports, Notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Accounting Officer concluded that, as of April 2, 2022, its disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of April 2, 2022.
The scope of management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Craftsman or Commodore, which are included in the 2022 consolidated financial statements of Cavco Industries, Inc. since the acquisition dates of July 4, 2021 and September 24, 2021, respectively, and which comprised approximately 17% of total assets and 11% of net revenues as of and for the year ended April 2, 2022, respectively.
The effectiveness of the Company's internal control over financial reporting as of April 2, 2022 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 2, 2022, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and April 3, 2021, and the related consolidated statements of comprehensive income, stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three fiscal years in the period ended April 2, 2022, and the related notes of the Company and our report dated May 31, 2022 expressed an unqualified opinion.

As described in Management's Report on Internal Controls Over Financial Reporting, management has excluded Craftsman and Commodore from its assessment of internal control over financial reporting as of April 2, 2022, because they were acquired by the Company in purchase business combinations in the second fiscal quarter of 2022. We have also excluded Craftsman and Commodore from our audit of internal control over financial reporting. Craftsman and Commodore are subsidiaries whose total assets and net income represent approximately 17% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 2, 2022.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP
Phoenix, Arizona
May 31, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended April 2, 2022.
The Company has a Code of Conduct that applies to all directors, officers and employees of the Company. A copy of the Company's Code of Conduct is located on the Company's website at www.cavco.com or will be mailed, at no charge, upon request submitted to Mickey R. Dragash, Secretary, Cavco Industries, Inc., 3636 North Central Avenue, Suite 1200, Phoenix, Arizona, 85012. If the Company makes any amendment to, or grants any waivers of, a provision of the Code of Conduct that applies to its principal executive officer, principal financial officer or principal accounting officer where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its website at www.cavco.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth information as of April 2, 2022, with respect to the Company's compensation plans and individual compensation arrangements under which the Company's equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	230,614	$131.53	283,208
Equity compensation plans not approved by stockholders	—	—	—
Total	230,614	$131.53	283,208

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement.

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

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015
3.4	Third Amended and Restated Bylaws of Cavco	Exhibit 3.1 to the Periodic Report on Form 8-K filed on January 29, 2020
4.1	Description of Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on May 30, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Form of Restricted Stock Award Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2019
10.2.6*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement	Exhibit 10.2.10 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2019
10.2.7*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Performance-based Restricted Stock Unit Award Agreement	Filed herewith
10.3.1*	Employment Agreement, dated as of April 1, 2019, by and between William C. Boor and Cavco Industries, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2019
10.3.2*	Employment Agreement, dated as of April 1, 2019, by and between Mickey R. Dragash and Cavco Industries, Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on April 2, 2019
10.3.3*	Offer Letter, dated as of January 7, 2020, between the Company and Matthew Niño	Exhibit 10.3.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.3.4*	Compensatory Arrangements of Allison K. Aden, dated as of August 5, 2021	Current Report on Form 8-K filed on August 10, 2021
10.3.5*	Severance Agreement, dated as of November 2, 2021, by and between Allison K. Aden and Cavco Industries, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
10.3.6*	Severance Agreement, dated May 20, 2020, by and between Steven K. Like and Cavco Industries, Inc.	Exhibit 10.3.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.4*	Executive Officer Incentive Plans for Fiscal Year 2020	Current Report on Form 8-K filed on June 27, 2019
10.4.1*	Executive Officer Incentive Plans for Fiscal Year 2022	Current Report on Form 8-K filed on July 2, 2021
10.5*	Form of Indemnification Agreement	Exhibit 10.5 to Current Report on Form 8-K filed on April 2, 2019
10.6*	Form of Change in Control Agreement	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
10.7	Cavco Industries, Inc. Clawback Policy	Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.8
Asset Purchase Agreement, dated July 23, 2021, by and among Commodore Homes, LLC, The Commodore Corporation, TCC Clarion Limited Partnership, TCC Pennwest, LLC and each of the individual equityholders named therein, and Barry S. Shein, in his capacity as Sellers' representative
Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2021
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of William C. Boor, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Allison K. Aden, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement

**	These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	May 31, 2022	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	May 31, 2022
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	May 31, 2022
Allison K. Aden	(Principal Financial Officer)

/s/ Paul W. Bigbee	Chief Accounting Officer	May 31, 2022
Paul W. Bigbee	(Principal Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 30, 2022
Steven G. Bunger

/s/ Susan L. Blount	Director	May 31, 2022
Susan L. Blount

/s/ David A. Greenblatt	Director	May 31, 2022
David A. Greenblatt

/s/ Richard A. Kerley	Director	May 30, 2022
Richard A. Kerley

/s/ Steven W. Moster	Director	May 31, 2022
Steven W. Moster

/s/ Julia W. Sze	Director	May 31, 2022
Julia W. Sze

CAVCO INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of April 2, 2022 and April 3, 2021	F-4
Consolidated Statements of Comprehensive Income for the Years Ended April 2, 2022, April 3, 2021 and March 28, 2020	F-5
Consolidated Statements of Stockholders' Equity And Redeemable Noncontrolling Interest for the Years Ended April 2, 2022, April 3, 2021 and March 28, 2020	F-6
Consolidated Statements of Cash Flows for the Years Ended April 2, 2022, April 3, 2021 and March 28, 2020	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and its subsidiaries (the Company) as of April 2, 2022 and April 3, 2021, the related consolidated statements of comprehensive income, stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended April 2, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 31, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of The Commodore Corporation – Valuation of Acquired Customer-Related Intangibles, Trademarks, and Trade Names
As described in Note 22 to the consolidated financial statements, the Company completed the acquisition of certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation for $146.2 million on September 24, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $12.5 million, and resulting goodwill of $21.3 million. As described in Note 1 to the consolidated financial statements, to value the identified intangible assets, which consist of customer-related intangibles, trademarks, and trade names, the Company used the income approach, which is a method of using discounted cash flows to value intangible assets. The process requires management to make significant assumptions regarding the estimates that would be used by a market participant, which include, where applicable, forecast of future cash flows and pre-tax income, forecasted revenue growth rates, royalty rates, and discount rates.
We identified the valuation of customer-related intangibles, trademarks, and trade names acquired as a critical audit matter as there was a high degree of auditor judgment and increased audit effort when performing audit procedures to evaluate the reasonableness of significant estimates and assumptions utilized in management’s intangible asset valuation processes.
Our audit procedures related to the significant estimates and assumptions, including forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of the royalty rates and discount rates, for acquired intangible assets included the following, among others:
•We obtained an understanding of the relevant controls related to the valuation of the intangible assets, including management’s controls over forecasts of future revenues, cash flows and future pre-tax income, as well as the selection of the royalty rates and discount rates, and tested such controls for design and operating effectiveness.
•We evaluated the reasonableness of management’s forecasts of future cash flows and pre-tax income by comparing the projections to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, royalty rates and discount rates utilized by management by:
–Testing the source information underlying the determination of the royalty rates and discount rates by comparing it to independent sources and verifying that it reflects the nature and characteristics of underlying assets being valued;
–Testing the mathematical accuracy of the calculations; and
–Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ RSM US LLP
RSM US LLP
Firm ID: 49

We have served as the Company's auditor since 2015.

Phoenix, Arizona
May 31, 2022

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 2, 2022	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$244,150	$322,279
Restricted cash, current	14,849	16,693
Accounts receivable, net	96,052	47,396
Short-term investments	20,086	19,496
Current portion of consumer loans receivable, net	20,639	37,690
Current portion of commercial loans receivable, net	32,272	14,568
Current portion of commercial loans receivable from affiliates, net	372	4,664
Inventories	243,971	131,234
Prepaid expenses and other current assets	71,726	57,779
Total current assets	744,117	651,799
Restricted cash	335	335
Investments	34,933	35,010
Consumer loans receivable, net	29,245	37,108
Commercial loans receivable, net	33,708	20,281
Commercial loans receivable from affiliate, net	2,214	4,801
Property, plant and equipment, net	164,016	96,794
Goodwill	100,993	75,090
Other intangibles, net	28,459	14,363
Operating lease right-of-use assets	16,952	16,252
Total assets	$1,154,972	$951,833
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,082	$32,120
Accrued expenses and other current liabilities	250,304	203,133
Current portion of secured financings and other	784	1,851
Total current liabilities	294,170	237,104
Operating lease liabilities	13,158	13,361
Secured financings and other	10,836	10,335
Deferred income taxes	5,528	7,393
Redeemable noncontrolling interest	825	—
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,292,278 and 9,241,256 shares, respectively	93	92
Treasury stock, at cost; 241,773 and 6,600 shares, respectively	(61,040)	(1,441)
Additional paid-in capital	263,049	253,835
Retained earnings	628,756	431,057
Accumulated other comprehensive (loss) income	(403)	97
Total stockholders' equity	830,455	683,640
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,154,972	$951,833
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net revenue	$1,627,158	$1,108,051	$1,061,774
Cost of sales	1,218,409	869,074	831,256
Gross profit	408,749	238,977	230,518
Selling, general and administrative expenses	206,253	150,152	145,611
Income from operations	202,496	88,825	84,907
Interest expense	(702)	(738)	(1,495)
Other income, net	10,195	8,825	9,567
Income before income taxes	211,989	96,912	92,979
Income tax expense	(14,247)	(20,266)	(17,913)
Net income	197,742	76,646	75,066
Less: net income attributable to redeemable noncontrolling interest	43	—	—
Net income attributable to Cavco common stockholders	$197,699	$76,646	$75,066

Comprehensive income
Net income	$197,742	$76,646	$75,066
Reclassification adjustment for securities sold	(17)	19	18
Applicable income taxes	4	(4)	(4)
Net change in unrealized position of investments held	(616)	(10)	132
Applicable income taxes	129	2	(28)
Comprehensive income	197,242	76,653	75,184
Less: comprehensive income attributable to redeemable noncontrolling interest	43	—	—
Comprehensive income attributable to Cavco common stockholders	$197,199	$76,653	$75,184

Net income per share attributable to Cavco common stockholders
Basic	$21.54	$8.34	$8.22
Diluted	$21.34	$8.25	$8.10
Weighted average shares outstanding:
Basic	9,178,593	9,189,052	9,129,639
Diluted	9,264,153	9,293,134	9,268,784

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders' Equity
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, March 30, 2019	9,098,320	$91	$—	$249,447	$280,078	$(28)	$529,588	$—
Net income	—	—	—	—	75,066	—	75,066	—
Other comprehensive income, net	—	—	—	—	—	118	118	—
Issuance of common stock under stock incentive plans	74,922	1	—	(1,068)	—	—	(1,067)	—
Stock-based compensation	—	—	—	3,881	—	—	3,881	—
Balance, March 28, 2020	9,173,242	$92	$—	$252,260	$355,144	$90	$607,586	$—
Cumulative effect of implementing ASU 2016-13, net	—	—	—	—	(733)	—	(733)	—
Net income	—	—	—	—	76,646	—	76,646	—
Other comprehensive income, net	—	—	—	—	—	7	7	—
Issuance of common stock under stock incentive plans	68,014	—	—	(2,817)	—	—	(2,817)	—
Stock-based compensation	—	—	—	4,392	—	—	4,392	—
Common stock repurchases	—	—	(1,441)	—	—	—	(1,441)	—
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Initial value of noncontrolling interest upon transaction	—	—	—	—	—	—	—	1,235
Net income	—	—	—	—	197,699	—	197,699	43
Other comprehensive loss, net	—	—	—	—	—	(500)	(500)	—
Issuance of common stock under stock incentive plans	51,022	1	—	4,155	—	—	4,156	—
Stock-based compensation	—	—	—	5,059	—	—	5,059	—
Common stock repurchases	—	—	(59,599)	—	—	—	(59,599)	—
Distributions	—	—	—	—	—	—	—	(375)
Subsequent change in redemption value	—	—	—	—	—	—	—	(78)
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES
Net income	$197,742	$76,646	$75,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,017	6,324	5,783
Provision for credit losses	(325)	(1,193)	1,348
Deferred income taxes	(1,732)	326	261
Stock-based compensation expense	5,059	4,392	3,881
Non-cash interest income, net	(1,629)	(3,312)	(1,411)
(Gain) loss on sale or retirement of property, plant and equipment, net	(220)	116	(3,409)
Gain on investments and sale of loans, net	(18,364)	(22,037)	(10,977)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(27,268)	(4,597)	(1,442)
Consumer loans receivable originated	(158,988)	(161,562)	(157,090)
Proceeds from sales of consumer loans	184,849	167,067	159,632
Principal payments received on consumer loans receivable	11,553	14,126	10,632
Inventories	(73,804)	(17,699)	8,250
Prepaid expenses and other current assets	(28,309)	6,380	6,683
Commercial loans receivable	6,415	1,825	(1,914)
Accounts payable and accrued expenses and other current liabilities	38,228	47,229	6,444
Net cash provided by operating activities	144,224	114,031	101,737
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,653)	(25,537)	(14,340)
Payments for acquisitions, net	(141,429)	—	(15,937)
Proceeds from sale of property, plant and equipment and assets held for sale	1,329	240	6,541
Purchases of investments	(12,799)	(17,518)	(11,699)
Proceeds from sale of investments	12,450	19,466	10,192
Net cash used in investing activities	(159,102)	(23,349)	(25,243)
FINANCING ACTIVITIES
Proceeds from (payments for) exercise of stock options	4,156	(2,817)	(1,067)
Proceeds from secured financings and other	106	64	227
Payments on secured financings and other	(9,383)	(2,788)	(19,916)
Payments for common stock repurchases	(59,599)	(1,441)	—
Distributions to noncontrolling interest	(375)	—	—
Net cash used in financing activities	(65,095)	(6,982)	(20,756)
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,973)	83,700	55,738
Cash, cash equivalents and restricted cash at beginning of the fiscal year	339,307	255,607	199,869
Cash, cash equivalents and restricted cash at end of the fiscal year	$259,334	$339,307	$255,607
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$31,415	$19,469	$18,839
Cash paid during the year for interest	$451	$468	$736
Supplemental disclosures of noncash activity:
Change in GNMA loans eligible for repurchase	$(16,238)	$18,339	$3,634
Right-of-use assets recognized	$4,414	$5,985	$18,498
Operating lease obligations incurred	$4,414	$5,985	$18,523
Fair value of assets acquired under finance lease	$7,158	$—	$—
Finance lease obligations incurred	$6,351	$—	$—
`

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events after the balance sheet date of April 2, 2022, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC") and there were no disclosable subsequent events. In addition, references throughout to numbered "Notes" refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
Nature of Operations. Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent distributors located throughout the continental United States, as well as through Company-owned retail stores which offer our homes to retail customers. Our financial services segment is comprised of: a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), which is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae" or "GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes; and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), which provides property and casualty insurance primarily to owners of manufactured homes.
Fiscal Year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year ended on April 2, 2022 and includes 52 weeks, whereas fiscal year 2021 consisted of 53 weeks and fiscal year 2020 consisted of 52 weeks.
Accounting Estimates. Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the consolidated financial statements.
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
Some of our independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended April 2, 2022.
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

Interest income on consumer loans receivables is recognized in Net revenue. Upon acquisition of the previously securitized loan portfolios (the "Acquisition Date"), we evaluated the existing consumer loans receivable held for investment to determine whether there was evidence of deterioration of credit quality and the probability that we would be able to collect all amounts due according to the loans' contractual terms. We also considered expected prepayments and estimated the amount and timing of undiscounted principal, interest and other cash flows. We determined the excess of the loan pool's scheduled contractual principal and interest payments over the undiscounted expected cash flows as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans was accreted into interest income over the remaining life of the loans (referred to as accretable yield). We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") on March 29, 2020. Upon adoption, we determined that $1.7 million of the existing purchase discount for such consumer loans was related to credit factors and was reclassified to the allowance for loan losses upon adoption. The remaining discount on the acquired consumer loans was determined to be related to non-credit factors and will continue to be accreted into interest income over the life of the loans (see Note 6).
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
Accounts Receivable. We extend competitive credit terms on a customer-by-customer basis in the normal course of business, subject to normal industry risk, with many requiring a cash deposit with a sales order or payment upon delivery of a home. We review accounts receivable for estimated losses that may result from customers' inability to pay. As of April 2, 2022 and April 3, 2021, there were no allowances for doubtful accounts.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. Our investments include marketable debt and equity securities and non-marketable equity investments. Changes in unrealized net holding gains and losses on equity securities are reported in earnings. Unrealized net holding gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 4).
As discussed above, we adopted ASU 2016-13 on March 29, 2020. Under this standard, declines in the fair value of individual available-for-sale debt securities that are related to credit losses are recorded as a valuation allowance against the investment balance, with the loss recorded in earnings. As of April 2, 2022, we have determined that all losses on available-for-sale debt securities were from market factors, and therefore we had no valuation allowance.
Consumer Loans Receivable. Consumer loans receivable consist primarily of manufactured housing loans originated by CountryPlace (held for investment or held for sale) and construction advances on mortgages.
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

Combined land and home mortgages are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs") and those that are non-conforming. In most instances, our mortgages are secured by a first-lien position and are provided for the consumer purchase of a home. Consumer loans held for investment include home-only personal property loans originated under our home-only lending programs. Accordingly, we classify our loans receivable as follows: conforming mortgages, non-conforming mortgages and home-only loans.
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
Allowance for Loan Losses. ASU 2016-13 requires a forward-looking impairment model based on expected losses rather than incurred losses. The primary portion of the allowance for loan losses reflects our judgment of the incurred loss exposure on our consumer loans receivable. As of April 2, 2022, we had an allowance for loan losses of $2.1 million. Our allowance for loan losses as of April 3, 2021 was $3.2 million (see Note 6).
Another portion of the allowance for loan losses relates to our commercial loans receivables as of the end of the reporting period. We have historically been able to resell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. To determine the appropriate level of the allowance for loan loss, we collectively evaluate loans based on their terms and duration. In addition to the allowance calculated under ASU 2016-13, if we determine that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. We recorded allowance for loan losses of $1.0 million and $816,000 at April 2, 2022 and April 3, 2021, respectively, related to commercial loans receivable (see Note 7).
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
Asset Impairment. We periodically evaluate the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are primarily determined based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. There were no impairment losses recognized in fiscal years 2022, 2021 or 2020.

Goodwill and Other Intangibles. We account for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In the fair value evaluation of intangible assets acquired, there are significant estimates and assumptions, including forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of the royalty rates and discount rates. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We account for goodwill and other intangible assets in accordance with the provisions of FASB Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. As such, we test goodwill annually for impairment. The Company has two reporting segments: factory-built housing and financial services. As of April 2, 2022, all of our goodwill is attributable to the factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
We performed our annual goodwill impairment analysis as of April 2, 2022, and the analysis determined that the fair value of the reporting unit was greater than the carrying value. There was no impairment recognized during fiscal years 2022, 2021 or 2020.
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
Freight. Substantially all freight costs are recovered from our distributors and are included in Net revenue. Freight charges of $41.5 million, $29.3 million and $30.9 million were recognized in fiscal years 2022, 2021 and 2020, respectively.
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

Reserve for Property Casualty Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Our reserve process takes into account known facts and interpretations of circumstances and factors, including experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $8.1 million and $7.5 million as of April 2, 2022 and April 3, 2021, respectively, of which $3.8 million and $3.7 million related to incurred but not reported ("IBNR") losses, respectively.
Insurance. We are self-insured for a significant portion of our general and products liability, auto liability, health, property and workers' compensation liability coverage. Insurance is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated IBNR losses. A reserve for products liability is actuarially determined and reflected in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. The determination of claims and expenses and the appropriateness of the related liabilities are regularly reviewed and updated.
Advertising. Advertising costs are expensed as incurred and were $1.4 million in fiscal year 2022, $807,000 in fiscal year 2021 and $900,000 in fiscal year 2020.
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
Stock-Based Compensation. Stock-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense is classified in the same line item of our Consolidated Statements of Comprehensive Income as other payroll-related expenses specific to the employee. Compensation expense related to service-based restricted stock units ("RSUs") is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis).
We use historical data to estimate pre-vesting forfeitures and record stock-based compensation cost, using the straight-line attribution method, only for those awards that are expected to vest. Compensation expense related to performance-based awards is based on management's estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date (see Note 17).
Redeemable Noncontrolling Interest. We have a 70% interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman" or the "Entities"). See Note 22 for a description of the transaction. As a result, we consolidate the Entities while recognizing a noncontrolling interest for the remaining third party ("Craftsman Seller") ownership.
An additional 20% of the remaining equity of Craftsman is to be purchased on December 31, 2023 by us for cash. As mandatory redemption of this ownership interest is required, the fair value of this portion of the noncontrolling interest is recorded in the long-term liabilities section of the Consolidated Balance Sheet within Secured financings and other. In each reporting period hereafter, until purchased by the Company, the mandatorily redeemable noncontrolling interest is adjusted to its current redemption value, based on a predetermined formula. Adjustments in the redemption value to the mandatorily redeemable noncontrolling interest are recorded to Interest expense.
The Craftsman Seller can require us to purchase their remaining 10% ownership ("Put Right"), after December 31, 2023, for an amount specified in the Craftsman Purchase Agreement that is designed to approximate fair value. Likewise, we can require the Craftsman Seller to sell us their remaining 10% ownership ("Call Right") based on the same timing as described above for the Put Right. As redemption of this remaining ownership is not a current obligation, the fair value of this portion of the noncontrolling interest is classified as a temporary equity mezzanine item between liabilities and stockholders' equity in the Consolidated Balance Sheets as Redeemable noncontrolling interest. The amount of income attributable to this noncontrolling interest is included on the face of the Consolidated Statements of Comprehensive Income.
Accumulated Other Comprehensive Income (loss). AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4), and is presented net of tax. Accumulated unrealized loss on available-for-sale debt securities at the end of fiscal year 2022 was $510,000 before tax, with an associated tax amount of $107,000, resulting in a net unrealized loss of $403,000. Unrealized gain on available-for-sale debt securities for fiscal year 2021 was $123,000, with an associated tax amount of $26,000, for a net unrealized gain of $97,000.

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
Site Improvements on Retail Sales. We recognize sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements. Such services are provided as a convenience to the customer. As we are involved in the selection of subcontractors, under FASB ASC 606, Revenue from Contracts with Customers, we recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2022, 2021 and 2020 were $43.9 million, $41.1 million and $30.0 million, respectively.
Additional Items. Expected consideration, and therefore revenue, reflects reductions for returns, allowances and other incentives, some of which may be contingent on future events. Additionally, our volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
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
Practical Expedients and Exemptions. We generally expense sales commissions when incurred because the amortization period would be one-year or less. These costs are recorded within Selling, general and administrative expenses. In addition, we do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one-year or less.
Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands). All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above.

	April 2, 2022	April 3, 2021	March 28, 2020
Factory-built housing
U.S. Housing and Urban Development code homes	$1,335,904	$842,515	$813,074
Modular homes	117,817	91,896	84,498
Park model RVs	42,219	46,862	46,427
Other	60,343	56,616	55,341
	1,556,283	1,037,889	999,340
Financial services
Insurance agency commissions received from third-party insurance companies	4,055	3,102	3,352
All other sources	66,820	67,060	59,082
	70,875	70,162	62,434
	$1,627,158	$1,108,051	$1,061,774
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	April 2, 2022	April 3, 2021
Cash related to CountryPlace customer payments to be remitted to third parties	$13,857	$16,049
Other restricted cash	1,327	979
	15,184	17,028
Less current portion	(14,849)	(16,693)
	$335	$335

Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	April 2, 2022	April 3, 2021	March 28, 2020
Cash and cash equivalents	$244,150	$322,279	$241,826
Restricted cash	15,184	17,028	13,781
	$259,334	$339,307	$255,607

4. Investments
Investments consisted of the following (in thousands):

	April 2, 2022	April 3, 2021
Available-for-sale debt securities	$17,760	$14,946
Marketable equity securities	16,780	17,600
Non-marketable equity investments	20,479	21,960
	55,019	54,506
Less short-term investments	(20,086)	(19,496)
	$34,933	$35,010
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	April 2, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$1,668	$2	$(57)	$1,613
State and political subdivision debt securities	10,100	38	(232)	9,906
Corporate debt securities	6,502	1	(262)	6,241
	$18,270	$41	$(551)	$17,760

	April 3, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,787	$30	$(13)	$2,804
State and political subdivision debt securities	7,239	125	(19)	7,345
Corporate debt securities	4,797	11	(11)	4,797
	$14,823	$166	$(43)	$14,946

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	April 2, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,048	$(45)	$289	$(12)	$1,337	$(57)
State and political subdivision debt securities	3,884	(164)	1,246	(68)	5,130	(232)
Corporate debt securities	5,215	(231)	598	(31)	5,813	(262)
	$10,147	$(440)	$2,133	$(111)	$12,280	$(551)

	April 3, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$927	$(6)	$450	$(7)	$1,377	$(13)
State and political subdivision debt securities	3,013	(19)	—	—	3,013	(19)
Corporate debt securities	2,153	(10)	249	(1)	2,402	(11)
	$6,093	$(35)	$699	$(8)	$6,792	$(43)
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of April 2, 2022. Further, we do not intend to sell the investments, and it is more likely than not that we will not be required to sell the investments, before recovery of their amortized cost.
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	April 2, 2022
	Amortized Cost	Fair Value
Due in less than one year	$3,300	$3,302
Due after one year through five years	11,394	10,901
Due after five years through ten years	1,261	1,281
Due after ten years	647	663
Mortgage-backed securities	1,668	1,613
	$18,270	$17,760
We recognize investment gains and losses on available-for-sale debt securities when we sell or otherwise dispose of securities using the specific identification method. Gross gains realized on the sale of available-for-sale debt securities totaled $2,000 for fiscal year 2022, and there were none in 2021 or 2020. There were no gross losses realized on the sale of available-for-sale debt securities in fiscal year 2022. Gross losses in fiscal year 2021 were $6,000 and there were none in fiscal year 2020.

We recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses on marketable equity securities for fiscal years 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Marketable equity securities:
Net gain (loss) recognized during the period	$2,160	$8,515	$(2,264)
Less: Net (gains) losses recognized on securities sold during the period	(551)	(2,191)	232
Unrealized gains (losses) recognized during the period on securities still held	$1,609	$6,324	$(2,032)
5. Inventories
Inventories consisted of the following (in thousands):

	April 2, 2022	April 3, 2021
Raw materials	$95,929	$54,336
Work in process	30,638	19,149
Finished goods	117,404	57,749
	$243,971	$131,234
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	April 2, 2022	April 3, 2021
Loans held for investment, previously securitized	$26,014	$31,949
Loans held for investment	14,771	18,690
Loans held for sale	8,500	15,587
Construction advances	3,547	13,801
	52,832	80,027
Deferred financing fees and other, net	(833)	(2,041)
Allowance for loan losses	(2,115)	(3,188)
	49,884	74,798
Less current portion	(20,639)	(37,690)
	$29,245	$37,108

The allowance for loan losses reflects our judgment of the probable loss exposure on loans held for investment. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	April 2, 2022	April 3, 2021
Allowance for loan losses at beginning of period	$3,188	$1,767
Impact of adoption of ASU 2016-13	—	2,276
Change in estimated loan losses, net	(541)	(655)
Charge-offs	(532)	(201)
Recoveries	—	1
Allowance for loan losses at end of period	$2,115	$3,188
The consumer loans held for investment had the following characteristics:

	April 2, 2022	April 3, 2021
Weighted average contractual interest rate	8.32%	8.26%
Weighted average effective interest rate	9.21%	9.34%
Weighted average months to maturity	151	162
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	April 2, 2022	April 3, 2021
Current	$49,546	$76,378
31 to 60 days	1,202	508
61 to 90 days	41	21
91+ days	2,043	3,120
	$52,832	$80,027
The following table disaggregates gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$8,155	$1,615	$2,371	$1,339	$853	$20,485	$34,818
Near Prime- FICO score 620-679	1,661	1,274	1,413	1,976	617	9,266	16,207
Sub-Prime- FICO score less than 620	45	20	52	—	—	1,318	1,435
No FICO score	—	—	—	26	—	346	372
	$9,861	$2,909	$3,836	$3,341	$1,470	$31,415	$52,832

	April 3, 2021
	2021	2020	2019	2018	2017	Prior	Total
Prime- FICO score 680 and greater	$18,250	$3,575	$1,718	$971	$1,959	$23,375	$49,848
Near Prime- FICO score 620-679	10,227	2,744	1,794	1,364	500	10,401	27,030
Sub-Prime- FICO score less than 620	348	53	—	—	84	1,579	2,064
No FICO score	576	—	28	—	—	481	1,085
	$29,401	$6,372	$3,540	$2,335	$2,543	$35,836	$80,027
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of April 2, 2022, 39% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 17% was concentrated in Florida. As of April 3, 2021, 35% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 20% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of consumer loans receivable as of April 2, 2022 or April 3, 2021.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the estimated costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $499,000 as of April 2, 2022 and $518,000 as of April 3, 2021, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $1.1 million as of April 2, 2022 and April 3, 2021.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers. We also provide loans to independent floor plan lenders that then lend to distributors to finance their inventory purchases. The notes are secured by the homes as collateral and, in some instances, other security. Other terms of direct arrangements vary, depending on the needs of the borrower and the opportunity for the Company.
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	April 2, 2022	April 3, 2021
Loans receivable	$69,693	$45,377
Allowance for loan losses	(1,011)	(816)
Deferred financing fees, net	(116)	(247)
	68,566	44,314
Less current portion of commercial loans receivable (including from affiliates), net	(32,644)	(19,232)
	$35,922	$25,082

The commercial loans receivable balance had the following characteristics:

	April 2, 2022	April 3, 2021
Weighted average contractual interest rate	6.4%	6.4%
Weighted average months outstanding	9	11
The risk of loss is spread over numerous borrowers. Borrower activity is monitored on a regular basis and contractual arrangements are in place to provide adequate loss mitigation in the event of a default. Historically, we have been able to sell repossessed homes, thereby mitigating loss exposure. If a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. We evaluate the potential for loss from the commercial loan programs on a collective basis, aggregating similar loans based on their terms. Our evaluation also considers the borrower's risk rating, overall financial stability, historical experience and estimates of other economic factors.
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	April 2, 2022	April 3, 2021
Balance at beginning of period	$816	$393
Impact of adoption of ASU 2016-13	—	435
Purchase accounting additions	408	—
Change in estimated loan losses, net	(213)	(12)
Loans charged off, net of recoveries	—	—
Balance at end of period	$1,011	$816
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. Our policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. We will resume accrual of interest once these factors have been remedied. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal, and charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At April 2, 2022, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
The following table disaggregates our commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	April 2, 2022
	2022	2021	2020	2019	2018	Total
Performing	$52,592	$10,181	$4,031	$1,391	$1,498	$69,693

	April 3, 2021
	2021	2020	2019	2018	2017	Total
Performing	$30,627	$8,677	$3,206	$1,864	$1,003	$45,377

As of April 2, 2022, 24.9% of our outstanding commercial loans receivable principal balance was concentrated in New York. As of April 3, 2021, 13.1% of the outstanding commercial loans receivable principal balance was concentrated in Arizona. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of April 2, 2022 or April 3, 2021.
We had concentrations with one independent third-party and its affiliates that equaled 13.7% and 17.8% of the net commercial loans receivables principal balance outstanding, all of which was secured, as of April 2, 2022 and April 3, 2021, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	April 2, 2022	April 3, 2021
Property, plant and equipment, at cost:
Land	$32,154	$28,314
Buildings and improvements	100,775	52,174
Machinery and equipment	48,638	32,528
Construction in progress	29,281	21,271
	210,848	134,287
Accumulated depreciation	(46,832)	(37,493)
	$164,016	$96,794
Depreciation expense was $9.6 million in fiscal year 2022, $5.6 million in fiscal year 2021 and $5.2 million in fiscal year 2020.
Included in the balances above are certain assets under finance leases. See Note 9 for additional information.
9. Leases
We lease certain production and retail locations, office space and equipment. We determine if a contract or arrangement is, or contains, a lease at inception. Lease agreements with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. Generally, the exercise of lease renewal options is at our discretion. Some agreements also include options to purchase the leased property. The estimated life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option that we are reasonably certain to exercise.
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

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of April 2, 2022 and April 3, 2021 (in thousands):

	Classification	April 2, 2022	April 3, 2021
ROU assets
Operating lease assets	Operating lease right-of-use assets	$16,952	$16,252
Finance lease assets	Property, plant and equipment, net (1)	7,070	986
Total lease assets		$24,022	$17,238

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,085	$4,184
Finance lease liabilities	Current portion of secured credit facilities and other	347	71
Non-current:
Operating lease liabilities	Operating lease liabilities	13,158	13,361
Finance lease liabilities	Secured credit facilities and other	5,969	233
Total lease liabilities		$24,559	$17,849
(1) Recorded net of accumulated amortization of $87,000 and $143,000 as of April 2, 2022 and April 3, 2021, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statements of Comprehensive Income for the years ended April 2, 2022, April 3, 2021 and March 28, 2020 (in thousands):

		Year Ended
Lease Expense Category	Classification	April 2, 2022	April 3, 2021	March 28, 2020
Operating lease expense (2)
	Cost of sales	$1,160	$1,105	$834
	Selling, general and administrative expenses	3,636	3,327	3,119
Finance lease expense:
Amortization of leased assets	Cost of sales	109	39	39
Interest on lease liabilities	Interest expense	151	17	52
Total lease expense		$5,056	$4,488	$4,044
(2) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases were as follows (in thousands):

	April 2, 2022	April 3, 2021	March 28, 2020
Operating leases	$4,794	$4,164	$3,375
Finance leases	220	79	142

The present value minimum payments for future fiscal years under non-cancelable leases as of April 2, 2022 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$5,214	$356	$5,570
2024	4,727	356	5,083
2025	3,691	356	4,047
2026	3,369	356	3,725
2027	1,220	356	1,576
Thereafter	2,056	10,941	12,997
	20,277	12,721	32,998
Less: Amount representing interest	(2,034)	(6,405)	(8,439)
	$18,243	$6,316	$24,559
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of April 2, 2022:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	4.7	4.5%
Finance leases	35.7	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	April 2, 2022			April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$100,993	$—	$100,993	$75,090	$—	$75,090
Trademarks and trade names	15,680	—	15,680	8,900	—	8,900
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	117,773	—	117,773	85,090	—	85,090
Finite lived:
Customer relationships	19,500	(8,392)	11,108	11,300	(7,097)	4,203
Other	1,924	(1,353)	571	1,424	(1,264)	160
	$139,197	$(9,745)	$129,452	$97,814	$(8,361)	$89,453

Changes in the carrying amount of Goodwill were as follows for the year ended April 2, 2022 (in thousands). See Note 22 for further information.

April 2, 2022
Balance at beginning of period	$75,090
Goodwill recognized on Craftsman acquisition	4,595
Goodwill recognized on Commodore (as defined in Note 22) acquisition	21,308
Balance at end of period	$100,993
Amortization expense recognized on intangible assets was $1.4 million during fiscal year 2022, $747,000 during fiscal year 2021 and $606,000 during fiscal year 2020.
Expected amortization for future fiscal years is as follows (in thousands):

2023	$2,013
2024	1,339
2025	1,300
2026	1,258
2027	1,185
Thereafter	4,584
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 2, 2022	April 3, 2021
Customer deposits	$56,318	$41,835
Salaries, wages and benefits	54,172	37,737
Estimated warranties	26,250	18,032
Unearned insurance premiums	24,917	22,643
Accrued volume rebates	18,641	12,132
Company repurchase options on certain loans sold	9,375	25,938
Other	60,631	44,816
	$250,304	$203,133
12. Warranties
Activity in the liability for estimated warranties for fiscal years 2022, 2021 and 2020 was as follows (in thousands):

	April 2, 2022	April 3, 2021	March 28, 2020
Balance at beginning of period	$18,032	$18,678	$17,069
Purchase accounting additions	5,909	—	1,192
Charged to costs and expenses	40,678	28,352	29,885
Payments and deductions	(38,369)	(28,998)	(29,468)
Balance at end of period	$26,250	$18,032	$18,678

13. Secured Financings and Other
The following table summarizes secured financings and other obligations (in thousands):

	April 2, 2022	April 3, 2021
Finance lease payables	$6,316	$304
Other secured financing	2,933	3,672
Mandatorily redeemable noncontrolling interest	2,371	—
Secured term loans	—	8,210
	11,620	12,186
Less current portion	(784)	(1,851)
	$10,836	$10,335
We previously entered into secured credit facilities with independent third-party banks to originate and hold consumer home-only loans secured by manufactured homes Those facilities were then converted into amortizing loans, which were paid in full as of April 2, 2022.
Scheduled maturities for future fiscal years of the Company's obligations consist of the following (in thousands):

2023	$510
2024	2,828
2025	416
2026	379
2027	341
Thereafter	7,146
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Year Ended
	April 2, 2022		April 3, 2021
	Written	Earned	Written	Earned
Direct premiums	$27,639	$25,543	$23,226	$21,424
Assumed premiums—nonaffiliated	31,693	30,579	29,167	28,160
Ceded premiums—nonaffiliated	(15,232)	(15,232)	(12,604)	(12,604)
	$44,100	$40,890	$39,789	$36,980

Typical insurance policies written or assumed have a maximum coverage of $300,000 per claim, of which we cede $125,000 of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $175,000 per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $2.0 million per occurrence, up to a maximum of $70.0 million in the aggregate for that occurrence.
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
Standard Casualty establishes reserves for claims and claims expense on reported and IBNR claims of non-reinsured losses. The following details the activity in the reserve for fiscal years 2022, 2021 and 2020 (in thousands):

	April 2, 2022	April 3, 2021	March 28, 2020
Balance at beginning of period	$7,451	$5,582	$6,686
Net incurred losses during the year	25,962	23,041	16,961
Net claim payments during the year	(25,264)	(21,172)	(18,065)
Balance at end of period	$8,149	$7,451	$5,582
15. Income Taxes
The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. The following details the provision for income taxes for fiscal years 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current
Federal	$7,271	$16,823	$14,625
State	8,768	3,128	3,084
	16,039	19,951	17,709
Deferred
Federal	(1,257)	302	246
State	(535)	13	(42)
	(1,792)	315	204
	$14,247	$20,266	$17,913
A reconciliation of income taxes computed by applying the expected federal statutory income tax rate of 21% for fiscal years 2022, 2021 and 2020 to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	2022	2021	2020
Federal income tax at statutory rate	$44,518	$20,351	$19,525
State income taxes, net of federal benefit	8,075	3,422	3,297
Stock-based compensation	(1,421)	(2,710)	(2,994)
Tax credits	(37,488)	(1,356)	(2,401)
Other	563	559	486
	$14,247	$20,266	$17,913

Net deferred tax assets and liabilities were as follows (in thousands):

	April 2, 2022	April 3, 2021
Net deferred tax (liabilities) assets
Goodwill	$(16,675)	$(16,327)
Property, plant and equipment	(7,030)	(5,121)
Warranty reserves	5,913	4,277
Lease - Operating lease liability	4,270	4,123
Lease - Right of use assets	(3,968)	(3,820)
Salaries and wages	3,924	3,065
Accrued volume rebates	2,600	1,494
Stock-based compensation	2,199	2,177
Inventory	2,192	1,271
Unrealized gains on marketable equity investments	(1,715)	(1,695)
Loan discount	1,275	1,631
Other intangibles	—	(1,538)
Other	1,487	3,070
	$(5,528)	$(7,393)

The effective income tax rate for the current year was positively impacted by the recognition of tax credits and stock option exercises. The net tax credit benefit predominantly related to the sale of energy efficient homes between fiscal year 2018 and fiscal third quarter 2022 available under the Internal Revenue Code §45L. Of the total tax credit benefit, $30.6 million relates to fiscal year 2018 through fiscal year 2021 and $6.4 million relates to fiscal year 2022, which includes non-recurring credits that were recognized during the 2022 fiscal year. The remaining $500,000 relates to the Research and Development and Work Opportunity Tax Credits. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and most recently extended in the Consolidated Appropriations Act, 2021. The §45L credit expired in its current form as of December 31, 2021. The Company determined eligibility for the program in consultation with third-party qualified experts and recognized the benefit for the five eligible years during fiscal year 2022.
We recorded an insignificant amount of unrecognized tax benefits during fiscal years 2022, 2021 and 2020, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. We classify interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.
We periodically evaluate the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for, or amount of, any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At April 2, 2022, we had state net operating loss carryforwards that total $8.6 million, which begin to expire in 2038. We recorded a $308,000 valuation allowance against the related deferred tax asset. At April 2, 2022, we evaluated our historical profits earned and forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits, as we have historically, and to meet these forecasts in future periods.

Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In general, we are no longer subject to examination by the IRS or state and local income tax examinations by tax authorities for years before fiscal year 2018.
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
The maximum amount for which the Company was liable under such agreements approximated $141.0 million and $74.2 million at April 2, 2022 and April 3, 2021, respectively, without reduction for the resale value of the homes. We had a reserve for repurchase commitments of $3.6 million and $2.3 million at April 2, 2022 and April 3, 2021, respectively.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	April 2, 2022	April 3, 2021
Construction loan contract amount	$9,330	$37,628
Cumulative advances	(3,547)	(13,801)
	$5,783	$23,827
Representations and Warranties of Mortgages Sold. We sell loans to GSEs and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transaction, including compliance with underwriting standards or loan criteria established by the buyer, and our ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. We manage the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $866,000 as of April 2, 2022 and $1.2 million as of April 3, 2021, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. We consider a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. There were no claim requests that resulted in the repurchase of a loan during the year ended April 2, 2022. In addition, we are subject to minimum net worth requirements and was in compliance for the year ended April 2, 2022.

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
As of April 2, 2022, we had outstanding IRLCs with a notional amount of $51.7 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets, if in a net favorable position, or Accrued expenses and other current liabilities, if in a net unfavorable position, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal year 2022, we recognized a non-cash gain of $1,000 on outstanding IRLCs. During fiscal years 2021 and 2020, we recognized a non-cash loss of $208,000 and non-cash gain of $153,000, respectively, on outstanding IRLCs.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities and whole loan sale commitments (collectively "Commitments"). As of April 2, 2022, we had $16.7 million in outstanding Commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of Commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the year ended April 2, 2022, we recognized a non-cash loss of $92,000 on Commitments. During the fiscal years ended April 3, 2021 and March 28, 2020, we recognized a non-cash gain of $1.4 million and a non-cash loss of $951,000, respectively, on Commitments.
Legal Matters. On September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer ("CEO") and the Company's former Chief Financial Officer, alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934 based on trading in the shares of another company directed by the former CEO that resulted in an unrealized gain of approximately $260,000. In the prior year, the Company recorded an accrual relating to this loss contingency. The SEC action follows an investigation that began in 2018. On November 2, 2021, the Company filed a motion to dismiss the claim. On January 25, 2022, the court denied the motion to dismiss and the matter is now in the discovery phase of litigation. While the Company cannot predict with certainty the resolution of this matter, we do not believe that this proceeding will have a material adverse effect on the Company's Consolidated Financial Statements.
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

17. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of RSUs may be made to certain officers, directors and key employees. The plans, which are shareholder approved, permit the award of up to 1,650,000 shares of the Company's common stock, of which 283,208 shares were still available for grant as of April 2, 2022. Upon option exercise, new shares of the Company's common stock are issued and when RSUs vest, unrestricted shares are issued. The exercise price of stock option awards may not be below 100% of the fair market value of the Company's common stock at the date of grant. Stock options generally expire seven years from the date of grant. Stock options and awards of RSUs vest over a defined period or based on certain performance criteria, as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than five years. The stock incentive plans provide for accelerated vesting of stock option awards and RSUs upon a change in control (as defined in the plans).
We apply the fair value recognition provisions of ASC 718. Stock compensation expense was approximately $5.1 million, $4.4 million and $3.9 million for fiscal years 2022, 2021 and 2020, respectively. As of April 2, 2022, total unrecognized compensation cost was approximately $6.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.87 years.
Stock Options. The following table summarizes stock option activity for fiscal years 2022, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2019	411,111	$102.71
Granted	74,750	145.24
Exercised	(120,687)	63.66
Canceled or expired	(1,000)	99.65
Outstanding at March 28, 2020	364,174	$123.93	4.02	$49,000
Granted	39,800	177.61
Exercised	(131,567)	90.49
Canceled or expired	(20,658)	148.95
Outstanding at April 3, 2021	251,749	$146.86	4.04	$34,266
Granted	—	—
Exercised	(53,550)	107.58
Canceled or expired	(5,286)	164.49
Outstanding at April 2, 2022	192,913	$157.23	3.34	$16,724

Exercisable at March 28, 2020	179,133	$100.82	2.83	$25,423
Exercisable at April 3, 2021	108,588	$132.48	3.22	$15,549
Exercisable at April 2, 2022	126,948	$149.90	2.82	$11,941

There were no grants of stock options in fiscal year 2022. The weighted-average estimated fair value of employee stock options granted during fiscal years 2021 and 2020 was $69.65 and $46.84 per share, respectively, using the following weighted average assumptions:

	Fiscal Year
	2021	2020
Volatility	47.5%	36.0%
Risk-free interest rate	0.3%	2.0%
Dividend yield	—%	—%
Expected option life in years	4.56	4.33
Estimated forfeiture rate	7.0%	7.0%
The total intrinsic value of options exercised during fiscal years 2022, 2021 and 2020 was $7.9 million, $16.7 million and $15.7 million, respectively.
Restricted Stock Awards. A summary of RSU activity for fiscal years 2022, 2021 and 2020 is as follows:

	Number of Shares
	Performance-Based Awards	Service-Based Awards	Total
Outstanding at March 30, 2019	—	—	—
Awarded	7,305	4,900	12,205
Released	—	(400)	(400)
Canceled or expired	—	—	—
Outstanding at March 28, 2020	7,305	4,500	11,805
Awarded	7,450	3,550	11,000
Released	—	(3,465)	(3,465)
Canceled or expired	(1,816)	—	(1,816)
Outstanding at April 3, 2021	12,939	4,585	17,524
Awarded	7,920	16,902	24,822
Released	—	(3,335)	(3,335)
Canceled or expired	(805)	(505)	(1,310)
Outstanding at April 2, 2022	20,054	17,647	37,701
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2022	6,333
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2023	6,201
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2024	7,520
Grants of performance-based RSUs are shown in the table above at the target amount in the year of the award. Additional shares awarded based upon achievement above target specified performance criteria are shown in the table above when they vest, which is generally in the first quarter of the fiscal year following the performance year. Cancellations of target awards based upon achievement below target specified performance criteria are shown in the table above in the period they are canceled, which is generally in the first quarter of the fiscal year following the performance year.
Actual performance exceeded the target established for the three-year performance-based RSUs granted in fiscal year 2020. As a result, in the first quarter of fiscal year 2023, we expect 2,489 performance-based RSUs will vest and be released, in addition to the unvested target performance-based RSUs shown in the table above.

18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2022, 2021 and 2020 (dollars in thousands, except per share amounts):

	Fiscal Year
	2022	2021	2020
Net income attributable to Cavco common stockholders	$197,699	$76,646	$75,066
Weighted average shares outstanding:
Basic	9,178,593	9,189,052	9,129,639
Effect of dilutive securities	85,560	104,082	139,145
Diluted	9,264,153	9,293,134	9,268,784
Net income per share attributable to Cavco common stockholders
Basic	$21.54	$8.34	$8.22
Diluted	$21.34	$8.25	$8.10

Anti-dilutive common stock equivalents excluded	405	19,440	23,336
Outstanding RSUs excluded, as underlying performance criteria has not yet been met	20,054	12,939	7,305
19. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	April 2, 2022		April 3, 2021
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$17,760	$17,760	$14,946	$14,946
Marketable equity securities (2)	16,780	16,780	17,600	17,600
Non-marketable equity investments (3)	20,479	20,479	21,960	21,960
Consumer loans receivable (4) (5)	49,884	53,354	74,798	86,209
Commercial loans receivable (5)	68,566	65,942	44,314	42,379
Secured credit facilities and other (6)	(11,620)	(11,806)	(12,186)	(12,340)
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

Consumer loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value, less costs to sell, using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. The cost of loans held for sale was lower than the fair value as of April 2, 2022.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow accounts, performing loss mitigation activities on behalf of investors and otherwise administering the loan servicing portfolio. MSRs are recorded at fair value in Prepaid expenses and other current assets in the Consolidated Balance Sheets based on the present value of the expected future cash flows related to servicing these loans.

	April 2, 2022	April 3, 2021
Number of loans serviced with MSRs	4,346	4,647
Weighted average servicing fee (basis points)	34.76	33.57
Capitalized servicing multiple	85.07%	45.93%
Capitalized servicing rate (basis points)	29.57	15.42
Serviced portfolio with MSRs (in thousands)	$560,178	$593,939
MSRs (in thousands)	$1,656	$916
20. Employee Benefit Plans
We have self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $400,000. Incurred claims identified under the third-party administrator's incident reporting system and IBNR claims are accrued based on estimates that incorporate claim experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $22.8 million, $15.8 million and $15.7 million for fiscal years 2022, 2021 and 2020, respectively.
We sponsor an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary and may be up to 50% of the first 5% of eligible compensation contributed by employees up to a maximum of $1,000. For calendar year 2021, the Company match was 20% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over 4 years. Employer matching contribution expense was $1.3 million in fiscal year 2022 and $1.1 million each in fiscal year 2021 and 2020.
Certain Commodore (as defined in Note 22) manufacturing facilities participate in the IAM National Pension Fund, a multiemployer defined benefit plan. Participation in this plan is available to all hourly employees who are members of the participating collective bargaining unit. Beginning January 1, 2022, we contribute to the plan a specified amount per hour worked for each eligible employee. Benefits under this plan are based on a fixed monthly benefit rate per year of credited service. The risks of participating in this multiemployer plan differ from single-employer plans. The potential risks include, but are not limited to, the use of the Company's contributions to provide benefits to employees of other participating employers, the Company becoming obligated for other participating employers' unfunded obligations and, upon the Company's withdrawal from the plan, the Company being required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in multiemployer plans for the fiscal year ended April 2, 2022 is outlined in the table below, with the following information:
•The Employer Identification Number is 51-6031295 and the three-digit plan number assigned to a plan by the Internal Revenue Service is 002.
•The most recent Pension Protection Act Zone Status available is for plan years that ended in calendar years 2021 and 2020, based on information provided to the Company by the plan. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded.
•The "RP Status Pending/Implemented" column indicates whether a Rehabilitation Plan ("RP") for plans in the "red" zone, as required by the Code, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2021.
•The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on April 2, 2022 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement ("CBA"), as imposed by a plan in "critical status," in accordance with the requirements of the Code.

	Pension Protection Act Zone Status		RP Status Pending / Implemented	Contributions by the Company by fiscal year (in thousands)				Expiration Date of CBAs
Pension Fund	2021	2020		2022	2021	2020	Surcharge Imposed
IAM National Pension Fund	Red	Red	Implemented	$312	$—	$—	Yes	(1)
(1)    The CBA for the Clarion and Colony manufacturing facilities expires in April 2023. The expiration date of the CBA for the Pennwest manufacturing facility is February 2024.
21. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the years ended April 2, 2022, April 3, 2021 and March 28, 2020, the total amount of sales to related parties was $58.1 million, $46.7 million and $51.0 million, respectively. As of April 2, 2022, receivables from related parties included $3.3 million of accounts receivable and $2.6 million of commercial loans outstanding. As of April 3, 2021, receivables from related parties included $4.7 million of accounts receivable and $9.5 million of commercial loans outstanding.

22. Acquisitions
Craftsman Acquisition
In fiscal year 2017, we purchased a 50% ownership interest in Craftsman for $1.3 million to expand our retail presence in Nevada. At that time, we concluded that we were not considered to be the primary beneficiary and therefore did not consolidate the Entities. Since the date of acquisition, we previously had recorded a non-marketable equity investment for the ownership, with changes to that investment for earnings and distributions from the Entities.
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

July 4, 2021
Cash	$6,466
Accounts receivable	577
Inventories	7,146
Property, plant and equipment	205
Other current assets	416
Indefinite lived intangible assets(1)	2,980
Total identifiable assets acquired	17,790
Accounts payable and accrued liabilities	10,028
Net identifiable assets acquired	7,762
Goodwill(2)	4,595
Net assets acquired	$12,357
(1) Includes $3.0 million assigned to trademarks and trade names, which are considered indefinite lived intangible assets and are not subject to amortization.
(2) Attributable to the Factory-built housing segment, all of which will be deductible for income tax purposes.
We recorded a Redeemable noncontrolling interest for the remaining 30% ownership. As 20% of this is considered mandatorily redeemable per the Craftsman Purchase Agreement, $2.5 million for the acquisition date fair value of this portion of the noncontrolling interest was recorded in the long-term liabilities section of the Consolidated Balance Sheet within Secured financings and other. As we are not currently obligated for the redemption of the remaining 10% ownership, $1.2 million for the acquisition date fair value of this portion of the noncontrolling interest is classified as a temporary equity mezzanine item between liabilities and stockholders' equity in the Consolidated Balance Sheets as Redeemable noncontrolling interest.
Since the acquisition date, Craftsman contributed Net revenue and Net income of $13.8 million and $0.4 million, respectively, for the fiscal year ended April 2, 2022. Cost of sales from the Craftsman acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition.

Commodore Acquisition
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
The acquisition-date fair value of the total consideration was $146.2 million, subject to future adjustments upon the finalization of closing financial statements. During the period, certain adjustments were made to these closing financial statements, which resulted in changes to the initial purchase price allocation and impacted the amount of goodwill recognized. We have expensed $2.7 million in acquisition related transaction costs in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income, and have not incurred debt in connection with the purchase or subsequent operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the time between the acquisition date and reporting date and will be finalized upon completion of the analysis of the fair values of Commodore's acquired commercial loans, intangible assets and resulting goodwill and deferred taxes. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

September 24, 2021
Cash	$619
Accounts receivable	20,930
Commercial loans	30,922
Inventories	31,787
Property, plant and equipment(1)	59,106
Other current assets	534
Intangible assets(2)	12,500
Total identifiable assets acquired	156,398
Accounts payable and accrued liabilities	31,536
Net identifiable assets acquired	124,862
Goodwill(3)	21,308
Net assets acquired	$146,170
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
Since the acquisition date, Commodore contributed Net revenue and Net income of $166.7 million and $6.6 million, respectively, for the fiscal year ended April 2, 2022. Cost of sales from the Commodore acquisition included required purchase accounting adjustments whereby home product inventory is recorded at fair value upon acquisition.

Pro Forma Impact of Acquisitions (Unaudited). The following table presents supplemental pro forma information as if the above acquisitions occurred on March 29, 2020 (in thousands, except per share data):

	Year Ended
	April 2, 2022	April 3, 2021
Net revenue	$1,793,247	$1,369,244
Net income attributable to Cavco common stockholders	199,820	84,448
Diluted net income per share	21.57	9.09
23. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following tables provide selected financial data by segment (dollars in thousands):

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net revenue:
Factory-built housing	$1,556,283	$1,037,889	$999,340
Financial services	70,875	70,162	62,434
	$1,627,158	$1,108,051	$1,061,774
Net revenue for financial services consists of:
Finance	$23,004	$24,195	$24,894
Insurance	47,871	45,967	37,540
	$70,875	$70,162	$62,434
Income before income taxes:
Factory-built housing	$197,282	$78,937	$78,531
Financial services	14,707	17,975	14,448
	$211,989	$96,912	$92,979
Depreciation:
Factory-built housing	$9,451	$5,450	$5,120
Financial services	182	127	57
	$9,633	$5,577	$5,177
Amortization:
Factory-built housing	$1,270	$560	$419
Financial services	114	187	187
	$1,384	$747	$606
Income tax expense:
Factory-built housing	$10,853	$16,204	$14,574
Financial services	3,394	4,062	3,339
	$14,247	$20,266	$17,913
Capital expenditures:
Factory-built housing	$18,574	$25,465	$13,211
Financial services	79	72	1,129
	$18,653	$25,537	$14,340

	April 2, 2022	April 3, 2021
Total assets:
Factory-built housing	$929,535	$711,579
Financial services	225,437	240,254
	$1,154,972	$951,833

	April 2, 2022	April 3, 2021	March 28, 2020
Gross margin %:
Consolidated	25.1%	21.6%	21.7%
Factory-built housing	23.9%	19.2%	19.5%
Financial services	51.5%	56.1%	56.5%