Form 10-Q
period 2022-07-02
CAVCO INDUSTRIES INC.
filed 2022-08-05
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	CVCO	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 29, 2022, 8,894,547 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
July 2, 2022

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 2, 2022	April 2, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$238,072	$244,150
Restricted cash, current	14,555	14,849
Accounts receivable, net	108,128	96,052
Short-term investments	15,864	20,086
Current portion of consumer loans receivable, net	20,888	20,639
Current portion of commercial loans receivable, net	33,710	32,272
Current portion of commercial loans receivable from affiliates, net	145	372
Inventories	254,722	243,971
Prepaid expenses and other current assets	61,941	71,726
Total current assets	748,025	744,117
Restricted cash	335	335
Investments	36,815	34,933
Consumer loans receivable, net	28,699	29,245
Commercial loans receivable, net	36,811	33,708
Commercial loans receivable from affiliates, net	1,652	2,214
Property, plant and equipment, net	185,534	164,016
Goodwill	100,993	100,993
Other intangibles, net	27,951	28,459
Operating lease right-of-use assets	16,985	16,952
Total assets	$1,183,800	$1,154,972
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$44,897	$43,082
Accrued expenses and other current liabilities	259,778	251,088
Total current liabilities	304,675	294,170
Operating lease liabilities	13,135	13,158
Other liabilities	10,695	10,836
Deferred income taxes	3,056	5,528
Redeemable noncontrolling interest	677	825
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,298,235 and 9,292,278 shares, respectively	93	93
Treasury stock, at cost; 404,813 and 241,773 shares, respectively	(100,000)	(61,040)
Additional paid-in capital	263,626	263,049
Retained earnings	688,358	628,756
Accumulated other comprehensive loss	(515)	(403)
Total stockholders' equity	851,562	830,455
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,183,800	$1,154,972
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Net revenue	$588,338	$330,422
Cost of sales	443,614	256,409
Gross profit	144,724	74,013
Selling, general and administrative expenses	66,136	40,832
Income from operations	78,588	33,181
Interest expense	(161)	(164)
Other income, net	883	2,461
Income before income taxes	79,310	35,478
Income tax expense	(19,616)	(8,432)
Net income	59,694	27,046
Less: net income attributable to redeemable noncontrolling interest	92	—
Net income attributable to Cavco common stockholders	$59,602	$27,046

Comprehensive income
Net income	$59,694	$27,046
Reclassification adjustment for securities sold	—	1
Applicable income taxes	—	—
Net change in unrealized position of investments held	(142)	(18)
Applicable income taxes	30	4
Comprehensive income	59,582	27,033
Less: comprehensive income attributable to redeemable noncontrolling interest	92	—
Comprehensive income attributable to Cavco common stockholders	$59,490	$27,033

Net income per share attributable to Cavco common stockholders
Basic	$6.68	$2.94
Diluted	$6.63	$2.92
Weighted average shares outstanding
Basic	8,918,280	9,198,229
Diluted	8,988,929	9,276,529

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES
Net income	$59,694	$27,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,946	1,576
Provision for credit losses	(167)	(239)
Deferred income taxes	(2,442)	(783)
Stock-based compensation expense	1,425	1,100
Non-cash interest income, net	(257)	(394)
Gain on sale or retirement of property, plant and equipment, net	(232)	(35)
Gain on investments and sale of loans, net	(288)	(5,579)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(12,076)	(3,659)
Consumer loans receivable originated	(47,467)	(42,706)
Proceeds from sales of consumer loans	47,881	49,631
Principal payments received on consumer loans receivable	2,421	3,929
Inventories	(10,751)	(19,683)
Prepaid expenses and other current assets	7,359	2,801
Commercial loans receivable	(3,795)	(243)
Accounts payable and accrued expenses and other current liabilities	12,989	11,513
Net cash provided by operating activities	58,240	24,275
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,007)	(2,593)
Proceeds from sale of property, plant and equipment	283	38
Purchases of investments	(4,228)	(4,429)
Proceeds from sale of investments	4,553	3,368
Net cash used in investing activities	(24,399)	(3,616)
FINANCING ACTIVITIES
Payments for taxes on exercises and releases of equity awards	(848)	—
Proceeds from exercise of stock options	—	136
Payments on finance leases and other secured financings	(165)	(444)
Payments for common stock repurchases	(38,960)	(12,842)
Distributions to noncontrolling interest	(240)	—
Net cash used in financing activities	(40,213)	(13,150)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,372)	7,509
Cash, cash equivalents and restricted cash at beginning of the fiscal year	259,334	339,307
Cash, cash equivalents and restricted cash at end of the period	$252,962	$346,816
Supplemental disclosures of cash flow information
Cash paid for income taxes	$18,486	$4,774
Cash paid for interest	$71	$100
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(2,620)	$(6,607)
Right-of-use assets recognized and operating lease obligations incurred	$1,159	$708
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified to conform to current period classification. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K for the year ended April 2, 2022, filed with the SEC ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the consolidated financial statements. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year will end on April 1, 2023 and will include 52 weeks.
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
On September 24, 2021, we acquired the business and certain assets and liabilities of The Commodore Corporation ("Commodore"), including its six manufacturing facilities and two wholly-owned retail locations. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 19.
In addition to the below, for a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.

2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Factory-built housing
U.S. Housing and Urban Development code homes	$507,183	$262,390
Modular homes	34,338	26,617
Park model RVs	13,755	9,671
Other	17,321	13,605
	572,597	312,283
Financial services
Insurance agency commissions received from third-party insurance companies	1,397	873
All other sources	14,344	17,266
	15,741	18,139
	$588,338	$330,422
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	July 2, 2022	April 2, 2022
Cash related to CountryPlace customer payments to be remitted to third parties	$13,562	$13,857
Other restricted cash	1,328	1,327
	14,890	15,184
Current portion	(14,555)	(14,849)
	$335	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	July 2, 2022	July 3, 2021
Cash and cash equivalents	$238,072	$329,753
Restricted cash	14,890	17,063
	$252,962	$346,816

4. Investments
Investments consisted of the following (in thousands):

	July 2, 2022	April 2, 2022
Available-for-sale debt securities	$17,278	$17,760
Marketable equity securities	14,583	16,780
Non-marketable equity investments	20,818	20,479
	52,679	55,019
Less short-term investments	(15,864)	(20,086)
	$36,815	$34,933
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	July 2, 2022		April 2, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$1,574	$1,504	$1,668	$1,613
State and political subdivision debt securities	7,480	7,232	10,100	9,906
Corporate debt securities	8,876	8,542	6,502	6,241
	$17,930	$17,278	$18,270	$17,760
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	July 2, 2022
	Amortized Cost	Fair Value
Due in less than one year	$1,295	$1,281
Due after one year through five years	13,158	12,566
Due after five years through ten years	1,258	1,269
Due after ten years	645	658
Mortgage-backed securities	1,574	1,504
	$17,930	$17,278
There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three months ended July 2, 2022 or July 3, 2021.

Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Marketable equity securities
Net (loss) gain recognized during the period	$(2,342)	$1,696
Less: Net loss (gain) recognized on securities sold during the period	74	(136)
Unrealized (loss) gain recognized during the period on securities still held	$(2,268)	$1,560
5. Inventories
Inventories consisted of the following (in thousands):

	July 2, 2022	April 2, 2022
Raw materials	$97,935	$95,929
Work in process	30,549	30,638
Finished goods	126,238	117,404
	$254,722	$243,971
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	July 2, 2022	April 2, 2022
Loans held for investment, previously securitized	$24,732	$26,014
Loans held for investment	14,670	14,771
Loans held for sale	10,909	8,500
Construction advances	1,908	3,547
	52,219	52,832
Deferred financing fees and other, net	(727)	(833)
Allowance for loan losses	(1,905)	(2,115)
	49,587	49,884
Less current portion	(20,888)	(20,639)
	$28,699	$29,245
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Allowance for loan losses at beginning of period	$2,115	$3,188
Change in estimated loan losses, net	(210)	(267)
Charge-offs	(19)	(3)
Recoveries	19	—
Allowance for loan losses at end of period	$1,905	$2,918

The consumer loans held for investment had the following characteristics:

	July 2, 2022	April 2, 2022
Weighted average contractual interest rate	8.3%	8.3%
Weighted average effective interest rate	9.3%	9.2%
Weighted average months to maturity	151	151
The following table is a consolidated summary of the delinquency status of the outstanding consumer loans receivable (in thousands):

	July 2, 2022	April 2, 2022
Current	$50,382	$49,546
31 to 60 days	192	1,202
61 to 90 days	348	41
91+ days	1,297	2,043
	$52,219	$52,832
The following tables disaggregate the principal value of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	July 2, 2022
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$7,796	$3,095	$1,092	$2,300	$1,330	$19,940	$35,553
Near Prime- FICO score 620-679	335	727	1,389	1,240	1,962	9,304	14,957
Sub-Prime- FICO score less than 620	—	—	20	52	—	1,257	1,329
No FICO score	—	—	—	—	26	354	380
	$8,131	$3,822	$2,501	$3,592	$3,318	$30,855	$52,219

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$8,155	$1,615	$2,371	$1,339	$853	$20,485	$34,818
Near Prime- FICO score 620-679	1,661	1,274	1,413	1,976	617	9,266	16,207
Sub-Prime- FICO score less than 620	45	20	52	—	—	1,318	1,435
No FICO score	—	—	—	26	—	346	372
	$9,861	$2,909	$3,836	$3,341	$1,470	$31,415	$52,832
As of July 2, 2022 and April 2, 2022, 40% and 39% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas, respectively, and 17% was concentrated in Florida in both periods. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of July 2, 2022 or April 2, 2022.
Repossessed homes totaled approximately $78,000 and $499,000 as of July 2, 2022 and April 2, 2022, respectively, and are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $611,000 and $1.1 million as of July 2, 2022 and April 2, 2022, respectively.

7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable (including from affiliates), net consisted of the following (in thousands):

	July 2, 2022	April 2, 2022
Loans receivable	$73,489	$69,693
Allowance for loan losses	(1,054)	(1,011)
Deferred financing fees, net	(117)	(116)
	72,318	68,566
Less current portion	(33,855)	(32,644)
	$38,463	$35,922
The commercial loans receivable balance had the following characteristics:

	July 2, 2022	April 2, 2022
Weighted average contractual interest rate	5.9%	6.4%
Weighted average months outstanding	9	9
The following table represents changes in the estimated allowance for loan losses (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of period	$1,011	$816
Change in estimated loan losses, net	43	(31)
Balance at end of period	$1,054	$785
Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of July 2, 2022 and April 2, 2022, there were no commercial loans considered watch list or nonperforming. The following table disaggregates the principal value of our commercial loans receivable by fiscal year of origination (in thousands):

	July 2, 2022
	2023	2022	2021	2020	2019	Prior	Total
Performing	$26,909	$32,564	$8,326	$3,165	$1,371	$1,154	$73,489

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Performing	$52,592	$10,181	$4,031	$1,391	$1,498	$—	$69,693
As of July 2, 2022, there were no commercial loans 90 days or more past due that were still accruing interest and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of July 2, 2022 and April 2, 2022, we had concentrations of our outstanding commercial loans receivable balance in New York of 20% and 25%, respectively. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of July 2, 2022 or April 2, 2022.

One independent third-party and its affiliates comprised 14% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of both July 2, 2022 and April 2, 2022.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	July 2, 2022	April 2, 2022
Property, plant and equipment, at cost
Land	$36,096	$32,154
Buildings and improvements	115,708	100,775
Machinery and equipment	49,911	48,638
Construction in progress	37,010	29,281
	238,725	210,848
Accumulated depreciation	(53,191)	(46,832)
	$185,534	$164,016
Depreciation expense for the three months ended July 2, 2022 and July 3, 2021 was $3.4 million and $1.4 million, respectively.
9. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	July 2, 2022			April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$100,993	$—	$100,993	$100,993	$—	$100,993
Trademarks and trade names	15,680	—	15,680	15,680	—	15,680
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	117,773	—	117,773	117,773	—	117,773
Finite-lived
Customer relationships	19,500	(8,866)	10,634	19,500	(8,392)	11,108
Other	1,924	(1,387)	537	1,924	(1,353)	571
	$139,197	$(10,253)	$128,944	$139,197	$(9,745)	$129,452

Amortization expense recognized on intangible assets was $508,000 and $173,000 for the three months ended July 2, 2022 and July 3, 2021, respectively.
Expected amortization for future fiscal years is as follows (in thousands):

Remainder of fiscal year	$1,504
2024	1,339
2025	1,300
2026	1,258
2027	1,185
2028	1,079
Thereafter	3,506
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 2, 2022	April 2, 2022
Customer deposits	$54,161	$56,318
Salaries, wages and benefits	52,899	54,172
Estimated warranties	28,802	26,250
Unearned insurance premiums	26,207	24,917
Accrued volume rebates	22,532	18,641
Other	75,177	70,790
	$259,778	$251,088
11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of period	$26,250	$18,032
Charged to costs and expenses	15,004	9,125
Payments and deductions	(12,452)	(7,813)
Balance at end of period	$28,802	$19,344
12. Other Liabilities
The following table summarizes the non-current portion of our other liabilities (in thousands):

	July 2, 2022	April 2, 2022
Finance lease payables	$6,298	$6,316
Other secured financing	2,791	2,933
Mandatorily redeemable noncontrolling interest	2,371	2,371
	11,460	11,620
Less current portion included in Accrued expenses and other current liabilities	(765)	(784)
	$10,695	$10,836

13. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	July 2, 2022		July 3, 2021
	Written	Earned	Written	Earned
Direct premiums	$7,728	$7,050	$6,839	$5,996
Assumed premiums—nonaffiliated	9,028	7,957	8,574	7,378
Ceded premiums—nonaffiliated	(4,229)	(4,229)	(3,647)	(3,647)
	$12,527	$10,778	$11,766	$9,727
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
Standard Casualty establishes reserves for claims and claims expense on reported and incurred but not reported ("IBNR") claims of non-reinsured losses. Reserves for claims are included in the Accrued expenses and other current liabilities line item on the Consolidated Balance Sheets and claims expenses are recorded in Cost of sales on the Consolidated Statements of Comprehensive Income. The following details the activity in the reserve for the three months ended July 2, 2022 and July 3, 2021 (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of period	$8,149	$7,451
Net incurred losses during the year	8,777	7,975
Net claim payments during the year	(8,352)	(7,078)
Balance at end of period	$8,574	$8,348
14. Commitments and Contingencies
Repurchase Contingencies. We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing to independent distributors of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor.
The maximum amount for which the Company was liable under such agreements approximated $167.2 million and $141.0 million at July 2, 2022 and April 2, 2022, respectively, without reduction for the resale value of the homes. We had a reserve for repurchase commitments of $4.4 million at July 2, 2022 and $3.6 million at April 2, 2022, and there were no repurchases during either period.
Construction-Period Mortgages. We fund construction-period mortgages through periodic advances during home construction. At the time of initial funding, we commit to fully fund the loan contract in accordance with a predetermined schedule. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	July 2, 2022	April 2, 2022
Construction loan contract amount	$5,447	$9,330
Cumulative advances	(1,908)	(3,547)
	$3,539	$5,783
Representations and Warranties of Mortgages Sold. We sell loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $1.0 million as of July 2, 2022 and $866,000 as of April 2, 2022, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets, reflects management's estimate of probable loss. There were no claim requests that resulted in the repurchase of a loan during the three months ended July 2, 2022.
Interest Rate Lock Commitments. In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As of July 2, 2022, we had outstanding IRLCs with a notional amount of $49.9 million and recognized a gain of $40,000 in the fiscal 2023 first quarter and a gain of $47,000 in the fiscal 2022 first quarter.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments (collectively "Commitments"). As of July 2, 2022, we had $10.2 million in outstanding Commitments and recognized a non-cash loss of $262,000 in the fiscal 2023 first quarter and a non-cash loss of $347,000 in the fiscal 2022 first quarter.
Legal Matters. On September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer ("CEO") and the Company's former Chief Financial Officer, alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934 based on trading in the shares of another company directed by the former CEO that resulted in an unrealized gain of approximately $260,000. In the prior year, the Company recorded an accrual relating to this loss contingency. The Company has reached a settlement in principle with the SEC staff regarding the pending litigation. The settlement is subject to SEC approval that is expected within the next 60 days. A related notice has been filed with the Court in that action. We do not believe that the settlement will have a material impact on our results of operations or financial position.
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

15. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the three months ended July 2, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	59,602	—	59,602	92
Other comprehensive loss, net	—	—	—	—	—	(112)	(112)	—
Issuance of common stock under stock incentive plans	5,957	—	—	(848)	—	—	(848)	—
Stock-based compensation	—	—	—	1,425	—	—	1,425	—
Common stock repurchases	—	—	(38,960)	—	—	—	(38,960)	—
Distributions	—	—	—	—	—	—	—	(240)
Balance, July 2, 2022	9,298,235	$93	$(100,000)	$263,626	$688,358	$(515)	$851,562	$677
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the three months ended July 3, 2021 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Net income	—	—	—	—	27,046	—	27,046	—
Other comprehensive loss, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans	4,465	—	—	136	—	—	136	—
Stock-based compensation	—	—	—	1,100	—	—	1,100	—
Common stock repurchases	—	—	(12,842)	—	—	—	(12,842)	—
Balance, July 3, 2021	9,245,721	$92	$(14,283)	$255,071	$458,103	$84	$699,067	$—

16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	July 2, 2022	July 3, 2021
Net income attributable to Cavco common stockholders	$59,602	$27,046
Weighted average shares outstanding
Basic	8,918,280	9,198,229
Effect of dilutive securities	70,649	78,300
Diluted	8,988,929	9,276,529
Net income per share attributable to Cavco common stockholders
Basic	$6.68	$2.94
Diluted	$6.63	$2.92

Anti-dilutive common stock equivalents excluded	1,617	8,366

17. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	July 2, 2022		April 2, 2022
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$17,278	$17,278	$17,760	$17,760
Marketable equity securities	14,583	14,583	16,780	16,780
Non-marketable equity investments	20,818	20,818	20,479	20,479
Consumer loans receivable	49,587	52,208	49,884	53,354
Commercial loans receivable	72,318	69,509	68,566	65,942
Other secured financing	(2,791)	(2,781)	(2,933)	(3,119)
See Note 19, Fair Value Measurements, and the Fair Value of Financial Instruments caption in Note 1, Summary of Significant Accounting Policies, in the Form 10-K for more information on the methodologies we use in determining fair value.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities. MSRs are recorded at fair value in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

	July 2, 2022	April 2, 2022
Number of loans serviced with MSRs	4,216	4,346
Weighted average servicing fee (basis points)	34.70	34.76
Capitalized servicing multiple	101.5%	85.07%
Capitalized servicing rate (basis points)	35.22	29.57
Serviced portfolio with MSRs (in thousands)	$543,871	$560,178
MSRs (in thousands)	$1,915	$1,656

18. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three months ended July 2, 2022 and July 3, 2021, the total amount of sales to related parties was $17.2 million and $14.8 million, respectively. As of July 2, 2022, receivables from related parties included $5.3 million of accounts receivable and $1.8 million of commercial loans outstanding. As of April 2, 2022, receivables from related parties included $3.3 million of accounts receivable and $2.6 million of commercial loans outstanding.
19. Acquisitions
On July 4, 2021, we obtained an additional 20% ownership interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (“the Entities”) which gave us a controlling interest. Accordingly, we now consolidate the Entities and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.
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
Pro Forma Impact of Acquisitions (unaudited). The following table presents supplemental pro forma information as if the acquisitions occurred on April 4, 2021 (in thousands, except per share data):

Three Months Ended
July 3, 2021
Net revenue	$411,752
Net income attributable to Cavco common stockholders	28,022
Diluted net income per share	3.02
20. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Net revenue
Factory-built housing	$572,597	$312,283
Financial services	15,741	18,139
	$588,338	$330,422

Income (loss) before income taxes
Factory-built housing	$79,772	$33,559
Financial services	(462)	1,919
	$79,310	$35,478

	July 2, 2022	April 2, 2022
Total assets:
Factory-built housing	$962,704	$929,535
Financial services	221,096	225,437
	$1,183,800	$1,154,972

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our liquidity and financial resources; our outlook with respect to the Company and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; increasing interest rates; inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; operational and legal risks; how we may be affected by the COVID-19 pandemic ("COVID-19") or any other pandemic or outbreak; labor shortages and the pricing and availability of raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report on Form 10-Q ("Report") speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Risk Factors in Part I, Item 1A of our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Form 10-K").
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
Included in the above figures are two recent acquisitions. On July 4, 2021, we purchased an additional 20% ownership in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman") in addition to our existing 50% ownership, making us controlling owner. Craftsman is a manufactured home retailer with four locations in Nevada selling Company and other manufacturer branded homes. They also provide general construction to setup the customer's property and assist with multi-home developments and multi-family dwellings. The transaction was accounted for as a business combination achieved in stages and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of the acquisition of the additional 20% interest, with a reduction for the earnings attributable to the noncontrolling shareholder.
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
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments increased 13.4% for the first 5 months of calendar year 2022 compared to the same period last year.
The industry offers solutions to the affordable housing crisis and these shipment numbers reflect the industry's ability to produce in the current environment. The average price per square foot for a manufactured home is usually lower than a site-built home. Also, based on the comparatively low cost associated with manufactured home ownership, our products have traditionally competed with rental housing's monthly payment affordability.
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

We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community owners and developers (see Note 7 to the Consolidated Financial Statements). Our involvement in commercial loans helps to increase the availability of manufactured home financing to distributors, community owners and developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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
Home order rates have moderated from the extreme highs we saw during the summer of 2020 to the summer of 2021. However, our backlogs at July 2, 2022 were $1.0 billion, consistent with the sequential prior quarter of $1.1 billion and up $206 million, or 26.3%, compared to $792 million at July 3, 2021. The year over year increase includes $231 million attributable to Commodore. Backlogs exclude home orders that have been paused or canceled at the request of the customer.
Key housing building materials include wood, wood products, steel, gypsum wallboard, windows, doors fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. Pricing and availability of certain raw materials have recently been volatile due to a number of factors in the current environment. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs. From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets served. Availability of these inputs has not caused significant production halts in the current period, but we have experienced periodic shutdowns in other periods and shortages of primary building materials have caused production inefficiencies as we have needed to change processes in response to the delay in materials. These shortages may also result in extended order backlogs, delays in the delivery of homes and reduced gross margins from home sales.
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
Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	July 2, 2022	July 3, 2021	Change
Factory-built housing	$572,597	$312,283	$260,314	83.4%
Financial services	15,741	18,139	(2,398)	(13.2)%
	$588,338	$330,422	$257,916	78.1%
Factory-built homes sold
by Company-owned retail sales centers	873	723	150	20.7%
to independent retailers, builders, communities and developers	4,473	2,977	1,496	50.3%
	5,346	3,700	1,646	44.5%
Net factory-built housing revenue per home sold	$107,108	$84,401	$22,707	26.9%
In the factory-built housing segment, the increase in Net revenue was primarily due to an increase in the average sales price and the number of units sold. The higher home prices were driven by product price increases. Home sales volume increased from the addition of Commodore, which provided $101 million in Net revenue for the three months ended July 2, 2022, and higher factory capacity utilization.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers and sales of homes to consumers by Company-owned retail stores. Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Changes in the number of modules per home, the selection of different home types/models and optional home upgrades create changes in product mix, also causing fluctuations in this metric. The table below presents the mix of modules and homes sold for the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended
	July 2, 2022		July 3, 2021		Change
	Modules	Homes	Modules	Homes	Modules	Homes
HUD code homes	8,515	4,854	5,652	3,276	50.7%	48.2%
Modular homes	486	251	468	226	3.8%	11.1%
Park model RVs	241	241	198	198	21.7%	21.7%
	9,242	5,346	6,318	3,700	46.3%	44.5%
Financial services segment revenue decreased primarily due to lower interest income earned on the acquired consumer loan portfolios that continue to amortize, unrealized losses on marketable equity securities in the insurance subsidiary's portfolio and lower volume of home loan sales, partially offset by more insurance policies in force. For the three months ended July 2, 2022 and July 3, 2021, we recognized unrealized losses on marketable equity securities of $1.2 million and unrealized gains of $0.4 million, respectively.
Gross Profit

	Three Months Ended
($ in thousands)	July 2, 2022	July 3, 2021	Change
Factory-built housing	$139,586	$66,273	$73,313	110.6%
Financial services	5,138	7,740	(2,602)	(33.6)%
	$144,724	$74,013	$70,711	95.5%

Gross profit as % of Net revenue
Consolidated	24.6%	22.4%	N/A	2.2%
Factory-built housing	24.4%	21.2%	N/A	3.2%
Financial services	32.6%	42.7%	N/A	(10.1)%
Factory-built housing gross profit increased for the three months ended July 2, 2022 primarily due to higher average sales prices, increased home sales volume and streamlining of our HUD code product offering across our network, partially offset by higher materials costs per unit. We continue to monitor and react to inflation in building material prices by maintaining a focus on our product pricing; however, product price increases may lag behind the escalation of building material costs.
For the three months ended July 2, 2022, Financial services gross profit decreased primarily due to higher weather related claims and unrealized losses on marketable equity securities compared to unrealized gains in the prior year period.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	July 2, 2022	July 3, 2021	Change
Factory-built housing	$60,923	$35,497	$25,426	71.6%
Financial services	5,213	5,335	(122)	(2.3)%
	$66,136	$40,832	$25,304	62.0%
Selling, general and administrative expenses as % of Net revenue	11.2%	12.4%	N/A	(1.2)%
For the three months ended July 2, 2022, Selling, general and administrative expenses related to factory-built housing increased between periods primarily from the addition of Commodore, higher salary and incentive-based compensation expense and expenses incurred in engaging third-party consultants in relation to claiming the non-recurring energy efficient home net tax credits which were recognized in the second half of fiscal 2022.
As a percentage of Net revenue, Selling, general and administrative expenses improved 120 basis points from better utilization of fixed costs on higher sales.
Other Components of Net Income

	Three Months Ended
($ in thousands)	July 2, 2022	July 3, 2021	Change
Interest expense	$161	$164	$(3)	(1.8)%
Other income, net	883	2,461	(1,578)	(64.1)%
Income tax expense	19,616	8,432	11,184	132.6%
Effective tax rate	24.7%	23.8%	N/A	0.9%
Interest expense consists primarily of interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment. Other income, net declined from a $1.1 million unrealized loss on corporate marketable investments and lower interest income on reduced cash balances.
Liquidity and Capital Resources
We believe that cash and cash equivalents at July 2, 2022, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient cash position, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by our insurance subsidiary are generally not available to satisfy the claims of Cavco or its legal subsidiaries. We believe that stockholders' equity at the insurance subsidiary remains sufficient and do not believe that the ability to pay ordinary dividends to Cavco at anticipated levels will be restricted per state regulations.
The following is a summary of the Company's cash flows for the three months ended July 2, 2022 and July 3, 2021, respectively:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$259,334	$339,307	$(79,973)
Net cash provided by operating activities	58,240	24,275	33,965
Net cash used in investing activities	(24,399)	(3,616)	(20,783)
Net cash used in financing activities	(40,213)	(13,150)	(27,063)
Cash, cash equivalents and restricted cash at end of the period	$252,962	$346,816	$(93,854)
Net cash provided by operating activities increased primarily from higher net income adjusted for non-cash items. This increase was partially offset by increased lending in our Financial Services segment, as well as under our commercial loan programs. Consumer loan originations increased $4.8 million to $47.5 million for the three months ended July 2, 2022 from $42.7 million for the three months ended July 3, 2021.
Net cash used in investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Greater cash used in the current period reflects the purchase of plant facilities in Hamlet, North Carolina.
Net cash used in financing activities for the current period was primarily for the repurchase of common stock.
See Note 14 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments, which discussion is incorporated herein by reference.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in our Annual Report on Form 10-K.
Critical Accounting Estimates
Except as described in Note 1 to the Consolidated Financial Statements, there have been no other significant changes to our critical accounting estimates during the three months ended July 2, 2022, as compared to those disclosed in Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Other Matters
Impact of Inflation. At the end of the period, inflation was the highest in the U.S. in over 30 years. Our ability to maintain certain levels of gross margin can be adversely impacted by sudden increases in specific costs, such as the increases in materials and labor. In addition, measures used by the Federal Reserve to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We can give no assurance that inflation will not affect our future profitability and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of July 2, 2022, its disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 2, 2022 which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As announced on October 29, 2020 in a current report on Form 8-K, the Company's Board of Directors approved a $100 million stock repurchase program to purchase its outstanding common stock. The program was completed during the first quarter of fiscal year 2023. The repurchase program was funded using our available cash. The following table sets forth repurchases of our common stock during the current quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
April 3, 2022 to May 7, 2022	163,040	$238.96	163,040	$—
May 8, 2022 to June 4, 2022	—	—	—	—
June 5, 2022 to July 2, 2022	—	—	—	—
	163,040	$238.96	163,040	$—
As announced on May 26, 2022 in a current report on Form 8-K, the Company's Board of Directors approved another $100 million stock repurchase program with the same terms and conditions as the previous plan. There have been no repurchases made under this program.
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.		Exhibit
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

All other items required under Part II are omitted because they are not applicable.

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	August 5, 2022
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	August 5, 2022
Allison K. Aden	(Principal Financial Officer)