Form 10-Q
period 2022-10-01
CAVCO INDUSTRIES INC.
filed 2022-11-04
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 28, 2022, 8,909,339 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
October 1, 2022

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 1, 2022	April 2, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$333,249	$244,150
Restricted cash, current	14,535	14,849
Accounts receivable, net	96,614	96,052
Short-term investments	16,367	20,086
Current portion of consumer loans receivable, net	18,400	20,639
Current portion of commercial loans receivable, net	32,452	32,272
Current portion of commercial loans receivable from affiliates, net	211	372
Inventories	233,965	243,971
Prepaid expenses and other current assets	73,998	71,726
Total current assets	819,791	744,117
Restricted cash	335	335
Investments	38,323	34,933
Consumer loans receivable, net	28,570	29,245
Commercial loans receivable, net	41,420	33,708
Commercial loans receivable from affiliates, net	2,022	2,214
Property, plant and equipment, net	189,968	164,016
Goodwill	100,577	100,993
Other intangibles, net	27,450	28,459
Operating lease right-of-use assets	16,210	16,952
Total assets	$1,264,666	$1,154,972
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,655	$43,082
Accrued expenses and other current liabilities	263,396	251,088
Total current liabilities	306,051	294,170
Operating lease liabilities	12,289	13,158
Other liabilities	10,420	10,836
Deferred income taxes	6,048	5,528
Redeemable noncontrolling interest	926	825
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,314,152 and 9,292,278 shares, respectively	93	93
Treasury stock, at cost; 404,813 and 241,773 shares, respectively	(100,000)	(61,040)
Additional paid-in capital	267,183	263,049
Retained earnings	762,474	628,756
Accumulated other comprehensive loss	(818)	(403)
Total stockholders' equity	928,932	830,455
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,264,666	$1,154,972
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenue	$577,392	$359,543	$1,165,730	$689,965
Cost of sales	419,793	269,615	863,407	526,024
Gross profit	157,599	89,928	302,323	163,941
Selling, general and administrative expenses	66,894	45,372	133,030	86,204
Income from operations	90,705	44,556	169,293	77,737
Interest expense	(233)	(203)	(394)	(367)
Other income, net	2,339	4,668	3,222	7,129
Income before income taxes	92,811	49,021	172,121	84,499
Income tax expense	(18,613)	(11,338)	(38,229)	(19,770)
Net income	74,198	37,683	133,892	64,729
Less: net income attributable to redeemable noncontrolling interest	82	73	174	73
Net income attributable to Cavco common stockholders	$74,116	$37,610	$133,718	$64,656

Comprehensive income
Net income	$74,198	$37,683	$133,892	$64,729
Reclassification adjustment for securities sold	(6)	—	(6)	1
Applicable income taxes	1	—	1	—
Net change in unrealized position of investments held	(377)	(16)	(519)	(34)
Applicable income taxes	79	3	109	7
Comprehensive income	73,895	37,670	133,477	64,703
Less: comprehensive income attributable to redeemable noncontrolling interest	82	73	174	73
Comprehensive income attributable to Cavco common stockholders	$73,813	$37,597	$133,303	$64,630

Net income per share attributable to Cavco common stockholders
Basic	$8.32	$4.09	$15.01	$7.03
Diluted	$8.25	$4.06	$14.88	$6.97
Weighted average shares outstanding
Basic	8,903,703	9,190,866	8,910,933	9,194,577
Diluted	8,978,997	9,273,136	8,983,425	9,274,440

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	October 1, 2022	October 2, 2021
OPERATING ACTIVITIES
Net income	$133,892	$64,729
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,284	3,190
Provision for credit losses	(263)	(74)
Deferred income taxes	630	1,987
Stock-based compensation expense	3,525	2,417
Non-cash interest income, net	(280)	(770)
Gain on sale or retirement of property, plant and equipment, net	(25)	(41)
Gain on investments and sale of loans, net	(3,303)	(12,555)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(562)	(3,136)
Consumer loans receivable originated	(97,155)	(85,370)
Proceeds from sales of consumer loans	100,537	101,556
Principal payments received on consumer loans receivable	4,961	6,875
Inventories	10,006	(19,980)
Prepaid expenses and other current assets	(4,832)	993
Commercial loans receivable	(7,652)	3,331
Accounts payable and accrued expenses and other current liabilities	15,179	16,935
Net cash provided by operating activities	162,942	80,087
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(33,188)	(4,671)
Payments for acquisitions, net	—	(151,309)
Proceeds from sale of property, plant and equipment	402	53
Purchases of investments	(9,742)	(6,251)
Proceeds from sale of investments	7,595	6,133
Net cash used in investing activities	(34,933)	(156,045)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(982)	(26)
Proceeds from exercise of stock options	1,591	2,891
Payments on finance leases and other secured financings	(393)	(1,122)
Payments for common stock repurchases	(38,960)	(20,436)
Distributions to noncontrolling interest	(480)	(180)
Net cash used in financing activities	(39,224)	(18,873)
Net increase (decrease) in cash, cash equivalents and restricted cash	88,785	(94,831)
Cash, cash equivalents and restricted cash at beginning of the fiscal year	259,334	339,307
Cash, cash equivalents and restricted cash at end of the period	$348,119	$244,476
Supplemental disclosures of cash flow information
Cash paid for income taxes	$48,027	$19,127
Cash paid for interest	$142	$195
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(3,286)	$(8,830)
Right-of-use assets recognized and operating lease obligations incurred	$1,445	$2,205
Fair value of assets acquired under finance leases	$—	$7,398
Finance lease obligations incurred	$—	$6,043
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified from secured financings to accrued expenses to conform to current period classification. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; and except for the events set forth in Note 20 of the Notes to Consolidated Financial Statements ("Notes") of the Company's Quarterly Report on Form 10-Q for the period ended October 1, 2022, there were no subsequent events requiring disclosure. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K for the year ended April 2, 2022, filed with the SEC ("Form 10-K").
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
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 26 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community operators and residential developers and through our 42 Company-owned retail stores. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
During fiscal 2022, we acquired an additional 20% ownership in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman"), which gave us a controlling interest and therefore became a consolidated entity, and we purchased certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation ("Commodore"). Craftsman is a manufactured home retailer with four locations in Nevada selling Company and other manufacturer branded homes. Commodore added six manufacturing facilities and two wholly-owned retail locations, and also participates in commercial lending operations with its dealers.
In addition to the below, for a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.

2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Factory-built housing
U.S. Housing and Urban Development code homes	$496,763	$285,947	$1,003,946	$548,337
Modular homes	37,236	31,386	71,574	58,003
Park model RVs	10,502	9,728	24,257	19,399
Other	15,101	15,033	32,422	28,638
	559,602	342,094	1,132,199	654,377
Financial services
Insurance agency commissions received from third-party insurance companies	1,029	850	2,426	1,723
All other sources	16,761	16,599	31,105	33,865
	17,790	17,449	33,531	35,588
	$577,392	$359,543	$1,165,730	$689,965
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	October 1, 2022	April 2, 2022
Cash related to CountryPlace customer payments to be remitted to third parties	$13,933	$13,857
Other restricted cash	937	1,327
	14,870	15,184
Current portion	(14,535)	(14,849)
	$335	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	October 1, 2022	October 2, 2021
Cash and cash equivalents	$333,249	$224,291
Restricted cash	14,870	20,185
	$348,119	$244,476

4. Investments
Investments consisted of the following (in thousands):

	October 1, 2022	April 2, 2022
Available-for-sale debt securities	$19,488	$17,760
Marketable equity securities	14,441	16,780
Non-marketable equity investments	20,761	20,479
	54,690	55,019
Less short-term investments	(16,367)	(20,086)
	$38,323	$34,933
Investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
Our non-marketable equity investments include investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities and other investments in manufactured housing distributors.
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	October 1, 2022		April 2, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$3,161	$3,059	$1,668	$1,613
State and political subdivision debt securities	6,560	6,208	10,100	9,906
Corporate debt securities	10,802	10,221	6,502	6,241
	$20,523	$19,488	$18,270	$17,760
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	October 1, 2022
	Amortized Cost	Fair Value
Due in less than one year	$1,443	$1,423
Due after one year through five years	14,521	13,610
Due after five years through ten years	1,005	1,007
Due after ten years	393	389
Mortgage-backed securities	3,161	3,059
	$20,523	$19,488
There were no gross gains or losses realized on the sale of available-for-sale debt securities during the three and six months ended October 1, 2022 or October 2, 2021.

Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Marketable equity securities
Net (loss) gain recognized during the period	$(233)	$243	$(2,575)	$1,939
Less: Net loss (gain) recognized on securities sold during the period	216	(143)	290	(279)
Unrealized (loss) gain recognized during the period on securities still held	$(17)	$100	$(2,285)	$1,660
5. Inventories
Inventories consisted of the following (in thousands):

	October 1, 2022	April 2, 2022
Raw materials	$93,358	$95,929
Work in process	29,600	30,638
Finished goods	111,007	117,404
	$233,965	$243,971
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	October 1, 2022	April 2, 2022
Loans held for investment, previously securitized	$23,241	$26,014
Loans held for investment	14,213	14,771
Loans held for sale	11,035	8,500
Construction advances	993	3,547
	49,482	52,832
Deferred financing fees and other, net	(773)	(833)
Allowance for loan losses	(1,739)	(2,115)
	46,970	49,884
Less current portion	(18,400)	(20,639)
	$28,570	$29,245

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Allowance for loan losses at beginning of period	$1,905	$2,918	$2,115	$3,188
Change in estimated loan losses, net	(166)	210	(376)	(57)
Charge-offs	—	(329)	(19)	(332)
Recoveries	—	—	19	—
Allowance for loan losses at end of period	$1,739	$2,799	$1,739	$2,799
The consumer loans held for investment had the following characteristics:

	October 1, 2022	April 2, 2022
Weighted average contractual interest rate	8.3%	8.3%
Weighted average effective interest rate	9.0%	9.2%
Weighted average months to maturity	150	151
The following table is a consolidated summary of the delinquency status of the outstanding consumer loans receivable (in thousands):

	October 1, 2022	April 2, 2022
Current	$47,539	$49,546
31 to 60 days	336	1,202
61 to 90 days	361	41
91+ days	1,246	2,043
	$49,482	$52,832
The following tables disaggregate the principal value of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	October 1, 2022
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$8,596	$1,624	$1,064	$2,411	$1,265	$19,014	$33,974
Near Prime- FICO score 620-679	1,049	153	1,022	1,135	1,615	9,116	14,090
Sub-Prime- FICO score less than 620	—	—	20	52	—	1,173	1,245
No FICO score	—	—	—	16	25	132	173
	$9,645	$1,777	$2,106	$3,614	$2,905	$29,435	$49,482

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$8,155	$1,615	$2,371	$1,339	$853	$20,485	$34,818
Near Prime- FICO score 620-679	1,661	1,274	1,413	1,976	617	9,266	16,207
Sub-Prime- FICO score less than 620	45	20	52	—	—	1,318	1,435
No FICO score	—	—	—	26	—	346	372
	$9,861	$2,909	$3,836	$3,341	$1,470	$31,415	$52,832
As of October 1, 2022 and April 2, 2022, 43% and 39% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas, respectively, and 16% and 17%, respectively was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of October 1, 2022 or April 2, 2022.
Repossessed homes totaled approximately $375,000 and $499,000 as of October 1, 2022 and April 2, 2022, respectively, and are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $605,000 and $1.1 million as of October 1, 2022 and April 2, 2022, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community operators and residential developers.
Commercial loans receivable (including from affiliates), net consisted of the following (in thousands):

	October 1, 2022	April 2, 2022
Loans receivable	$77,345	$69,693
Allowance for loan losses	(1,123)	(1,011)
Deferred financing fees, net	(117)	(116)
	76,105	68,566
Less current portion	(32,663)	(32,644)
	$43,442	$35,922
The commercial loans receivable balance had the following characteristics:

	October 1, 2022	April 2, 2022
Weighted average contractual interest rate	6.1%	6.4%
Weighted average months outstanding	9	9

The following table represents changes in the estimated allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at beginning of period	$1,054	$785	$1,011	$816
Change in estimated loan losses, net	69	41	112	10
Balance at end of period	$1,123	$826	$1,123	$826
Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of October 1, 2022 and April 2, 2022, there were no commercial loans considered watch list or nonperforming. The following table disaggregates the principal value of our commercial loans receivable by fiscal year of origination (in thousands):

	October 1, 2022
	2023	2022	2021	2020	2019	Prior	Total
Performing	$43,323	$23,047	$6,698	$2,561	$815	$901	$77,345

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Performing	$52,592	$10,181	$4,031	$1,391	$1,498	$—	$69,693
As of October 1, 2022, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of October 1, 2022 and April 2, 2022, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 19% and 25%, respectively. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of October 1, 2022 or April 2, 2022.
As of October 1, 2022 and April 2, 2022, one independent third-party and its affiliates comprised 13% and 14%, respectively, of the net commercial loans receivable principal balance outstanding, all of which was secured.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	October 1, 2022	April 2, 2022
Property, plant and equipment, at cost
Land	$34,777	$32,154
Buildings and improvements	142,890	100,775
Machinery and equipment	56,601	48,638
Construction in progress	12,474	29,281
	246,742	210,848
Accumulated depreciation	(56,774)	(46,832)
	$189,968	$164,016
Depreciation expense for the three and six months ended October 1, 2022 was $3.8 million and $7.3 million, respectively. Depreciation expense for the three and six months ended October 2, 2021 was $1.4 million and $2.9 million, respectively.

9. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	October 1, 2022			April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$100,577	$—	$100,577	$100,993	$—	$100,993
Trademarks and trade names	15,680	—	15,680	15,680	—	15,680
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	117,357	—	117,357	117,773	—	117,773
Finite-lived
Customer relationships	19,500	(9,334)	10,166	19,500	(8,392)	11,108
Other	1,924	(1,420)	504	1,924	(1,353)	571
	$138,781	$(10,754)	$128,027	$139,197	$(9,745)	$129,452
Amortization expense recognized on intangible assets was $502,000 and $1.0 million for the three and six months ended October 1, 2022, respectively. Amortization expense recognized on intangible assets was $166,000 and $339,000 for the three and six months ended October 2, 2021, respectively.
Expected amortization for future fiscal years is as follows (in thousands):

Remainder of fiscal year	$1,003
2024	1,339
2025	1,300
2026	1,258
2027	1,185
2028	1,079
Thereafter	3,506
During the second fiscal quarter, we finalized the purchase price allocation related to the Commodore acquisition, and recorded purchase accounting adjustments that did not have a material effect on the Consolidated Financial Statements.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 1, 2022	April 2, 2022
Salaries, wages and benefits	$55,232	$54,172
Customer deposits	48,255	56,318
Estimated warranties	30,841	26,250
Unearned insurance premiums	26,453	24,917
Accrued volume rebates	24,897	18,641
Other	77,718	70,790
	$263,396	$251,088

11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at beginning of period	$28,802	$19,344	$26,250	$18,032
Purchase accounting additions	—	6,928	—	6,928
Charged to costs and expenses	13,623	7,994	28,627	17,119
Payments and deductions	(11,584)	(8,521)	(24,036)	(16,334)
Balance at end of period	$30,841	$25,745	$30,841	$25,745
12. Other Liabilities
The following table summarizes the non-current portion of our other liabilities (in thousands):

	October 1, 2022	April 2, 2022
Finance lease payables	$6,280	$6,316
Other secured financing	2,585	2,933
Mandatorily redeemable noncontrolling interest	2,290	2,371
	11,155	11,620
Less current portion included in Accrued expenses and other current liabilities	(735)	(784)
	$10,420	$10,836
13. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	October 1, 2022		October 2, 2021
	Written	Earned	Written	Earned
Direct premiums	$7,168	$7,338	$6,310	$6,323
Assumed premiums—nonaffiliated	8,818	8,211	8,240	7,630
Ceded premiums—nonaffiliated	(4,414)	(4,414)	(3,714)	(3,714)
	$11,572	$11,135	$10,836	$10,239

	Six Months Ended
	October 1, 2022		October 2, 2021
	Written	Earned	Written	Earned
Direct premiums	$14,896	$14,388	$13,149	$12,319
Assumed premiums—nonaffiliated	17,846	16,168	16,814	15,008
Ceded premiums—nonaffiliated	(8,643)	(8,643)	(7,361)	(7,361)
	$24,099	$21,913	$22,602	$19,966

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
Standard Casualty establishes reserves for claims and claims expense on reported and incurred but not reported ("IBNR") claims of non-reinsured losses. Reserves for claims are included in the Accrued expenses and other current liabilities line item on the Consolidated Balance Sheets and claims expenses are recorded in Cost of sales on the Consolidated Statements of Comprehensive Income. The following details the activity in the reserve for the six months ended October 1, 2022 and October 2, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at beginning of period	$8,574	$8,348	$8,149	$7,451
Net incurred losses during the period	7,809	7,282	16,586	15,257
Net claim payments during the period	(8,593)	(8,280)	(16,945)	(15,358)
Balance at end of period	$7,790	$7,350	$7,790	$7,350
14. Commitments and Contingencies
Repurchase Contingencies. We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing to independent distributors of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor.
The maximum amount for which the Company was liable under such agreements approximated $189.4 million and $141.0 million at October 1, 2022 and April 2, 2022, respectively, without reduction for the resale value of the homes. We had a reserve for repurchase commitments of $5.0 million at October 1, 2022 and $3.6 million at April 2, 2022, and there were no repurchases during either period.
Construction-Period Mortgages. We fund construction-period mortgages through periodic advances during home construction. At the time of initial funding, we commit to fully fund the loan contract in accordance with a predetermined schedule. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	October 1, 2022	April 2, 2022
Construction loan contract amount	$3,397	$9,330
Cumulative advances	(993)	(3,547)
	$2,404	$5,783
Representations and Warranties of Mortgages Sold. We sell loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $816,000 as of October 1, 2022 and $866,000 as of April 2, 2022, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets, reflects management's estimate of probable loss. There were no claim requests that resulted in the repurchase of a loan during the six months ended October 1, 2022.

Interest Rate Lock Commitments. In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As of October 1, 2022, we had outstanding IRLCs with a notional amount of $37.0 million. For the three months ended October 1, 2022 and October 2, 2021, we recognized losses of $9,000 and $5,000 respectively on outstanding IRLCs. For the six months ended October 1, 2022 and October 2, 2021, we recognized gains of $31,000 and $42,000, respectively.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities ("MBS") and whole loan sale commitments (collectively "Commitments"). As of October 1, 2022, we had $6.6 million in outstanding Commitments. We recognized non-cash gains of $178,000 and $79,000 in the second quarter of fiscal 2023 and 2022, respectively. During the six months ended October 1, 2022 and October 2, 2021, we recognized losses of $84,000 and $268,000, respectively.
Legal Matters. On September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer ("former CEO") and the Company's former Chief Financial Officer, alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934 (the "Exchange Act") based on trading in the shares of another company directed by the former CEO that resulted in an unrealized gain of approximately $265,000. In the prior year, the Company recorded an accrual relating to this loss contingency. On September 23, 2022, the United States District Court for the District of Arizona approved the settlement of the SEC action against the Company. Without admitting or denying the findings of the consent judgment, the Company agreed to the imposition of an injunction against future violations of the antifraud and internal accounting control provisions of the Exchange Act and a monetary penalty of $1.5 million, which did not have a material impact on the Company's financial statements. The settlement resolves all claims in such action against the Company.
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

15. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the six months ended October 1, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	59,602	—	59,602	92
Other comprehensive loss, net	—	—	—	—	—	(112)	(112)	—
Issuance of common stock under stock incentive plans, net	5,957	—	—	(848)	—	—	(848)	—
Stock-based compensation	—	—	—	1,425	—	—	1,425	—
Common stock repurchases	—	—	(38,960)	—	—	—	(38,960)	—
Distributions	—	—	—	—	—	—	—	(240)
Balance, July 2, 2022	9,298,235	$93	$(100,000)	$263,626	$688,358	$(515)	$851,562	$677
Net income	—	—	—	—	74,116	—	74,116	82
Other comprehensive loss, net	—	—	—	—	—	(303)	(303)	—
Issuance of common stock under stock incentive plans, net	15,917	—	—	1,457	—	—	1,457	—
Stock-based compensation	—	—	—	2,100	—	—	2,100	—
Distributions	—	—	—	—	—	—	—	(240)
Subsequent change in redemption value	—	—	—	—	—	—	—	407
Balance, October 1, 2022	9,314,152	$93	$(100,000)	$267,183	$762,474	$(818)	$928,932	$926

The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the six months ended October 2, 2021 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Net income	—	—	—	—	27,046	—	27,046	—
Other comprehensive loss, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans, net	4,465	—	—	136	—	—	136	—
Stock-based compensation	—	—	—	1,100	—	—	1,100	—
Common stock repurchases	—	—	(12,842)	—	—	—	(12,842)	—
Balance, July 3, 2021	9,245,721	$92	$(14,283)	$255,071	$458,103	$84	$699,067	$—
Initial value of noncontrolling interest upon transaction	—	—	—	—	—	—	—	1,235
Net income	—	—	—	—	37,610	—	37,610	73
Other comprehensive income, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans, net	29,295	1	—	2,728	—	—	2,729	—
Stock-based compensation	—	—	—	1,317	—	—	1,317	—
Common stock repurchases	—	—	(7,594)	—	—	—	(7,594)	—
Distributions	—	—	—	—	—	—	—	(180)
Balance, October 2, 2021	9,275,016	$93	$(21,877)	$259,116	$495,713	$71	$733,116	$1,128

16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income attributable to Cavco common stockholders	$74,116	$37,610	$133,718	$64,656
Weighted average shares outstanding
Basic	8,903,703	9,190,866	8,910,933	9,194,577
Effect of dilutive securities	75,294	82,270	72,492	79,863
Diluted	8,978,997	9,273,136	8,983,425	9,274,440
Net income per share attributable to Cavco common stockholders
Basic	$8.32	$4.09	$15.01	$7.03
Diluted	$8.25	$4.06	$14.88	$6.97

Anti-dilutive common stock equivalents excluded	413	2,808	596	5,417
17. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	October 1, 2022		April 2, 2022
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$19,488	$19,488	$17,760	$17,760
Marketable equity securities	14,441	14,441	16,780	16,780
Non-marketable equity investments	20,761	20,761	20,479	20,479
Consumer loans receivable	46,970	53,340	49,884	53,354
Commercial loans receivable	76,105	71,878	68,566	65,942
Other secured financing	(2,585)	(2,468)	(2,933)	(3,119)
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

	October 1, 2022	April 2, 2022
Number of loans serviced with MSRs	4,153	4,346
Weighted average servicing fee (basis points)	34.74	34.76
Capitalized servicing multiple	109.7%	85.07%
Capitalized servicing rate (basis points)	38.10	29.57
Serviced portfolio with MSRs (in thousands)	$535,339	$560,178
MSRs (in thousands)	$2,039	$1,656

18. Related Party Transactions
In addition to our Company-owned stores, we have non-marketable equity investments in other manufactured housing distributors. In the ordinary course of business, we sell homes and lend to certain of these distributors through our commercial lending programs. For the three and six months ended October 1, 2022, the total amount of sales to related parties was $20.1 million and $37.3 million, respectively. For the three and six months ended October 2, 2021, the total amount of sales to related parties was $14.0 million and $28.8 million, respectively. As of October 1, 2022, receivables from related parties included $5.1 million of accounts receivable and $2.2 million of commercial loans outstanding. As of April 2, 2022, receivables from related parties included $3.3 million of accounts receivable and $2.6 million of commercial loans outstanding.
19. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenue
Factory-built housing	$559,602	$342,094	$1,132,199	$654,377
Financial services	17,790	17,449	33,531	35,588
	$577,392	$359,543	$1,165,730	$689,965

Income (loss) before income taxes
Factory-built housing	$90,374	$46,893	$170,146	$80,452
Financial services	2,437	2,128	1,975	4,047
	$92,811	$49,021	$172,121	$84,499

	October 1, 2022	April 2, 2022
Total assets:
Factory-built housing	$1,096,450	$929,535
Financial services	168,216	225,437
	$1,264,666	$1,154,972
20. Subsequent Event
As announced on October 27, 2022 in a current report on Form 8-K, we have signed a binding offer to acquire the business of Solitaire Homes, Inc. and other related entities (collectively “Solitaire Homes”), including its four manufacturing facilities, twenty-two retail locations and its dedicated transportation operations.
The addition of Solitaire Homes strengthens our position in the Southwest, with high quality products that complement our existing home offerings.
The purchase price totals $93 million, before certain adjustments that will be determined upon close of the transaction. We expect to fund the acquisition entirely with cash on hand. The transaction is expected to close early in the Company's fourth quarter of fiscal year 2023, subject to applicable regulatory approvals and the satisfaction of certain customary conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q ("Report") include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements include, for example, discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our liquidity and financial resources; our outlook with respect to Cavco Industries, Inc. and its subsidiaries' (collectively, "we," "us," "our," the "Company" or "Cavco") and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; trends in interest rates and inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; operational and legal risks; how we may be affected by the COVID-19 pandemic ("COVID-19") or any other pandemic or outbreak; the cost and availability of labor and raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Risk Factors in Part I, Item 1A of our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Form 10-K").
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Part I, Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to our Consolidated Financial Statements.
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

We operate 26 homebuilding production lines in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Goodyear, Arizona; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Cherryville, North Carolina; and Ocala and Plant City, Florida. We also recently opened two new production lines in Glendale, Arizona and Hamlet, North Carolina. The majority of the homes produced are sold to, and distributed by, independently owned retail operations located throughout the United States and Canada. In addition, our homes are sold through 42 Company-owned U.S. retail locations.
During fiscal 2022, we acquired an additional 20% ownership in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman"), which gave us a controlling interest. Craftsman is a manufactured home retailer with four locations in Nevada selling Company and other manufacturer branded homes. We also purchased certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation ("Commodore"). Commodore added six manufacturing facilities and two wholly-owned retail locations, and also participates in commercial lending operations with its dealers.
On October 26, 2022, subsequent to the end of the second fiscal quarter of 2023, we signed a binding offer to acquire the business of Solitaire Homes, Inc. and other related entities (collectively “Solitaire Homes”), including its four manufacturing facilities, twenty-two retail locations and its dedicated transportation operations. The transaction is expected to close early in our fourth fiscal quarter of 2023, subject to applicable regulatory approvals and the satisfaction of certain customary conditions. The addition of Solitaire Homes to our existing manufacturing and retail system strengthens our position in the Southwest and expands our manufacturing capabilities into Mexico.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments increased 14.2% for the first 8 months of calendar year 2022 compared to the same period last year.
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
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. We are focused on building quality, energy efficient homes for the modern home buyer. Our green building initiatives involve the creation of an energy efficient envelope resulting in lower utility costs, as well as the higher utilization of renewable materials in our manufacturing process. We also build homes designed to use alternative energy sources, such as solar.
We maintain a conservative cost structure in an effort to build added value into our homes and we work diligently to maintain a solid financial position. Our balance sheet strength, including the position in cash and cash equivalents, helps avoid liquidity problems and enables us to act effectively as market opportunities or challenges present themselves.

We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community operators and residential developers (see Note 7 to the Consolidated Financial Statements). Our involvement in commercial lending helps to increase the availability of manufactured home financing to distributors, community operators and residential developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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
Our backlog at October 1, 2022 was $651 million compared to $1.0 billion last quarter, a decrease of $347 million or 34.8%, and down $456 million, or 41.2%, compared to $1.1 billion at October 2, 2021. Home order rates, net of cancellations, are down from the extreme highs we saw during the summer of 2020 to the summer of 2021. Additionally, our efforts in product simplification and production staffing improvement have increased our total average plant capacity utilization.
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
Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	October 1, 2022	October 2, 2021	Change
Factory-built housing	$559,602	$342,094	$217,508	63.6%
Financial services	17,790	17,449	341	2.0%
	$577,392	$359,543	$217,849	60.6%
Factory-built homes sold
by Company-owned retail sales centers	860	710	150	21.1%
to independent retailers, builders, communities and developers	4,251	2,887	1,364	47.2%
	5,111	3,597	1,514	42.1%
Net factory-built housing revenue per home sold	$109,490	$95,105	$14,385	15.1%

	Six Months Ended
($ in thousands, except revenue per home sold)	October 1, 2022	October 2, 2021	Change
Factory-built housing	$1,132,199	$654,377	$477,822	73.0%
Financial services	33,531	35,588	(2,057)	(5.8)%
	$1,165,730	$689,965	$475,765	69.0%
Factory-built homes sold
by Company-owned retail sales centers	1,733	1,433	300	20.9%
to independent retailers, builders, communities and developers	8,724	5,864	2,860	48.8%
	10,457	7,297	3,160	43.3%
Net factory-built housing revenue per home sold	$108,272	$89,678	$18,594	20.7%
In factory-built housing, Net revenue for both the three and six months ended October 1, 2022 increased compared to the respective periods in the prior year due to higher home sales volume and higher home selling prices. Home sales volume increased from the Commodore acquisition, completed in the second quarter of fiscal year 2022, which provided $107 million and $208 million in Net revenue for the three and six months ended October 1, 2022, respectively. The three and six months also benefited from higher factory capacity utilization which enabled higher sales volume.

Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers and sales of homes to consumers by Company-owned retail stores. Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Changes in the number of modules per home, the selection of different home types/models and optional home upgrades create changes in product mix, also causing fluctuations in this metric. The table below presents the mix of modules and homes sold for the three and six months ended October 1, 2022 and October 2, 2021:

	Three Months Ended
	October 1, 2022		October 2, 2021		Change
	Modules	Homes	Modules	Homes	Modules	Homes
U.S. Housing and Urban Development ("HUD") code homes	8,099	4,639	5,548	3,154	46.0%	47.1%
Modular homes	444	226	519	254	(14.5)%	(11.0)%
Park model RVs	246	246	189	189	30.2%	30.2%
	8,789	5,111	6,256	3,597	40.5%	42.1%

	Six Months Ended
	October 1, 2022		October 2, 2021		Change
	Modules	Homes	Modules	Homes	Modules	Homes
HUD code homes	16,614	9,493	11,200	6,430	48.3%	47.6%
Modular homes	930	477	987	480	(5.8)%	(0.6)%
Park model RVs	487	487	387	387	25.8%	25.8%
	18,031	10,457	12,574	7,297	43.4%	43.3%
For the three months ended October 1, 2022, Financial services segment Net revenue increased 2.0% primarily due to higher volume in home loan sales in the period. For the six months ended October 1, 2022, Net revenue decreased 5.8% primarily due to realized and unrealized losses on marketable equity securities in the insurance subsidiary's portfolio during such period, lower interest income earned on the acquired consumer loan portfolios, and lower volume in home loan sales. These items were partially offset by more insurance policies in force in the current year compared to the prior year.

Gross Profit

	Three Months Ended
($ in thousands)	October 1, 2022	October 2, 2021	Change
Factory-built housing	$149,665	$82,299	$67,366	81.9%
Financial services	7,934	7,629	305	4.0%
	$157,599	$89,928	$67,671	75.3%

Gross profit as % of Net revenue
Consolidated	27.3%	25.0%	N/A	2.3%
Factory-built housing	26.7%	24.1%	N/A	2.6%
Financial services	44.6%	43.7%	N/A	0.9%

	Six Months Ended
($ in thousands)	October 1, 2022	October 2, 2021	Change
Factory-built housing	$289,251	$148,572	$140,679	94.7%
Financial services	13,072	15,369	(2,297)	(14.9)%
	$302,323	$163,941	$138,382	84.4%

Gross profit as % of Net revenue
Consolidated	25.9%	23.8%	N/A	2.1%
Factory-built housing	25.5%	22.7%	N/A	2.8%
Financial services	39.0%	43.2%	N/A	(4.2)%
Factory-built housing Gross profit and the Gross profit percentage increased for the three and six months ended October 1, 2022 primarily due to higher average sales prices.
In Financial services, Gross profit increased for the three months ended October 1, 2022 primarily due to the higher volume of home loan sales. For the six months ended October 1, 2022, Financial services gross profit decreased primarily due to higher insurance claims from New Mexico and Arizona weather related events, and greater unrealized losses on marketable equity securities compared to the same period last year.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	October 1, 2022	October 2, 2021	Change
Factory-built housing	$61,640	$40,347	$21,293	52.8%
Financial services	5,254	5,025	229	4.6%
	$66,894	$45,372	$21,522	47.4%
Selling, general and administrative expenses as % of Net revenue	11.6%	12.6%	N/A	(1.0)%

	Six Months Ended
($ in thousands)	October 1, 2022	October 2, 2021	Change
Factory-built housing	$122,563	$75,844	$46,719	61.6%
Financial services	10,467	10,360	107	1.0%
	$133,030	$86,204	$46,826	54.3%
Selling, general and administrative expenses as % of Net revenue	11.4%	12.5%	N/A	(1.1)%
For the three and six months ended October 1, 2022, Selling, general and administrative expenses related to factory-built housing increased between periods primarily from the addition of Commodore, as well as higher salary and incentive compensation expense on improved earnings and higher legal and professional fees.
As a percentage of Net revenue, Selling, general and administrative expenses improved by 100 and 110 basis points for the three and six months ended October 1, 2022, respectively, from better utilization of fixed costs on higher sales.

Other Components of Net Income

	Three Months Ended
($ in thousands)	October 1, 2022	October 2, 2021	Change
Interest expense	$233	$203	$30	14.8%
Other income, net	2,339	4,668	(2,329)	(49.9)%
Income tax (benefit) expense	18,613	11,338	7,275	64.2%
Effective tax rate	20.1%	23.1%	N/A	(3.0)%

	Six Months Ended
($ in thousands)	October 1, 2022	October 2, 2021	Change
Interest expense	$394	$367	$27	7.4%
Other income, net	3,222	7,129	(3,907)	(54.8)%
Income tax expense	38,229	19,770	18,459	93.4%
Effective tax rate	22.2%	23.4%	N/A	(1.2)%
Interest expense consists primarily of interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment. The decrease in Other income, net is primarily due to a $3.3 million gain recognized in the second quarter of last year on the remeasurement of the assets and liabilities of Craftsman upon acquisition of a controlling interest. Additionally, for the six months ended October 1, 2022, we recognized a $1.1 million unrealized loss on corporate marketable investments compared to a $1.7 million unrealized gain in the prior year. These items were partially offset by higher interest income earned on a larger cash balance held in high yield money market funds.
The effective tax rate for the current year periods benefited from $2.7 million of estimated non-recurring net tax credits related to the sale of energy efficient homes, available under the Internal Revenue Code §45L. This program expired on December 31, 2021 and was recently renewed as part of the Inflation Reduction Act legislation through December 31, 2022.
Liquidity and Capital Resources
We believe that cash and cash equivalents at October 1, 2022, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. Because of our sufficient liquid resources, we have not historically sought external sources of liquidity, with the exception of certain credit facilities for our home-only lending programs. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

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
The following is a summary of the Company's cash flows for the six months ended October 1, 2022 and October 2, 2021, respectively:

	Six Months Ended
(in thousands)	October 1, 2022	October 2, 2021	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$259,334	$339,307	$(79,973)
Net cash provided by operating activities	162,942	80,087	82,855
Net cash used in investing activities	(34,933)	(156,045)	121,112
Net cash used in financing activities	(39,224)	(18,873)	(20,351)
Cash, cash equivalents and restricted cash at end of the period	$348,119	$244,476	$103,643
Net cash provided by operating activities increased primarily from higher net income adjusted for non-cash items. This increase was partially offset by increased lending in our Financial Services segment, as well as under our commercial loan programs. Consumer loan originations increased $11.8 million to $97.2 million for the six months ended October 1, 2022 from $85.4 million for the six months ended October 2, 2021.
Net cash used in investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Cash used in the current period reflects the purchase of plant facilities in Hamlet, North Carolina. Cash used in the prior period reflects the purchase of Commodore and Craftsman.
Net cash used in financing activities for the current period was primarily for the repurchase of common stock during the first quarter of fiscal 2023.
See Note 14 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments, which discussion is incorporated herein by reference.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended October 1, 2022, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of October 1, 2022, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 1, 2022 which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As announced on May 26, 2022 in a current report on Form 8-K, the Company's Board of Directors approved a $100 million stock repurchase program with the same terms and conditions as the previous plan. There have been no repurchases made under this program.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	November 4, 2022
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	November 4, 2022
Allison K. Aden	(Principal Financial Officer)