Form 10-Q
period 2022-12-31
CAVCO INDUSTRIES INC.
filed 2023-02-03
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 27, 2023, 8,693,699 shares of the registrant's Common Stock, $.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 31, 2022

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31, 2022	April 2, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$376,148	$244,150
Restricted cash, current	9,911	14,849
Accounts receivable, net	80,062	96,052
Short-term investments	16,607	20,086
Current portion of consumer loans receivable, net	13,763	20,639
Current portion of commercial loans receivable, net	33,899	32,272
Current portion of commercial loans receivable from affiliates, net	298	372
Inventories	215,458	243,971
Prepaid expenses and other current assets	86,408	71,726
Total current assets	832,554	744,117
Restricted cash	335	335
Investments	21,822	34,933
Consumer loans receivable, net	26,903	29,245
Commercial loans receivable, net	40,727	33,708
Commercial loans receivable from affiliates, net	3,049	2,214
Property, plant and equipment, net	194,329	164,016
Goodwill	100,577	100,993
Other intangibles, net	26,948	28,459
Operating lease right-of-use assets	17,230	16,952
Total assets	$1,264,474	$1,154,972
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,788	$43,082
Accrued expenses and other current liabilities	251,635	251,088
Total current liabilities	278,423	294,170
Operating lease liabilities	13,058	13,158
Other liabilities	7,898	10,836
Deferred income taxes	8,663	5,528
Redeemable noncontrolling interest	932	825
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,319,700 and 9,292,278 shares, respectively	93	93
Treasury stock, at cost; 556,344 and 241,773 shares, respectively	(134,270)	(61,040)
Additional paid-in capital	268,423	263,049
Retained earnings	821,998	628,756
Accumulated other comprehensive loss	(744)	(403)
Total stockholders' equity	955,500	830,455
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,264,474	$1,154,972
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net revenue	$500,603	$431,714	$1,666,333	$1,121,679
Cost of sales	368,635	316,506	1,232,042	842,530
Gross profit	131,968	115,208	434,291	279,149
Selling, general and administrative expenses	58,904	60,322	191,934	146,526
Income from operations	73,064	54,886	242,357	132,623
Interest expense	(216)	(209)	(610)	(576)
Other income, net	3,233	4,258	6,455	11,387
Income before income taxes	76,081	58,935	248,202	143,434
Income tax (expense) benefit	(16,492)	20,680	(54,721)	910
Net income	59,589	79,615	193,481	144,344
Less: net income attributable to redeemable noncontrolling interest	65	196	239	269
Net income attributable to Cavco common stockholders	$59,524	$79,419	$193,242	$144,075

Comprehensive income
Net income	$59,589	$79,615	$193,481	$144,344
Reclassification adjustment for securities sold	(13)	(16)	(19)	(15)
Applicable income taxes	3	3	4	3
Net change in unrealized position of investments held	107	(127)	(412)	(161)
Applicable income taxes	(23)	27	86	34
Comprehensive income	59,663	79,502	193,140	144,205
Less: comprehensive income attributable to redeemable noncontrolling interest	65	196	239	269
Comprehensive income attributable to Cavco common stockholders	$59,598	$79,306	$192,901	$143,936

Net income per share attributable to Cavco common stockholders
Basic	$6.71	$8.66	$21.72	$15.68
Diluted	$6.66	$8.57	$21.55	$15.54
Weighted average shares outstanding
Basic	8,870,565	9,174,224	8,897,405	9,187,828
Diluted	8,936,075	9,270,438	8,969,104	9,270,855

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES
Net income	$193,481	$144,344
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,174	6,750
Provision for credit losses	(585)	(220)
Deferred income taxes	3,225	1,186
Stock-based compensation expense	4,855	3,460
Non-cash interest income, net	(527)	(1,115)
Gain on sale or retirement of property, plant and equipment, net	(116)	(307)
Gain on investments and sale of loans, net	(6,647)	(18,379)
Distributions of earnings from equity method investments	4,306	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	15,988	4,366
Consumer loans receivable originated	(135,552)	(122,872)
Proceeds from sales of consumer loans	146,050	142,445
Principal payments received on consumer loans receivable	7,206	8,861
Inventories	28,513	(29,899)
Prepaid expenses and other current assets	(16,525)	(33,746)
Commercial loans receivable	(9,652)	8,080
Accounts payable and accrued expenses and other current liabilities	(16,075)	13,013
Net cash provided by operating activities	230,119	125,967
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(40,850)	(8,938)
Payments for acquisitions, net	—	(141,428)
Proceeds from sale of property, plant and equipment	406	1,291
Purchases of investments	(10,198)	(8,224)
Proceeds from sale of investments	9,230	9,457
Return of invested capital from equity method investments	12,213	—
Net cash used in investing activities	(29,199)	(147,842)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(1,072)	(26)
Proceeds from exercise of stock options	1,591	4,328
Proceeds from secured financings and other	—	47
Payments on finance leases and other secured financings	(549)	(9,213)
Payments for common stock repurchases	(73,230)	(29,126)
Distributions to noncontrolling interest	(600)	(300)
Net cash used in financing activities	(73,860)	(34,290)
Net increase (decrease) in cash, cash equivalents and restricted cash	127,060	(56,165)
Cash, cash equivalents and restricted cash at beginning of the fiscal year	259,334	339,307
Cash, cash equivalents and restricted cash at end of the period	$386,394	$283,142
Supplemental disclosures of cash flow information
Cash paid for income taxes	$71,137	$21,573
Cash paid for interest	$430	$302
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(2,914)	$(13,185)
Right-of-use assets recognized and operating lease obligations incurred	$3,535	$2,455
Fair value of assets acquired under finance leases	$—	$7,158
Finance lease obligations incurred	$—	$6,351
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified from secured financings to Accrued expenses and other current liabilities to conform to current period classification. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC; and except for the events set forth in Note 23, there were no subsequent events requiring disclosure. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K for the year ended April 2, 2022, filed with the SEC ("Form 10-K").
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
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 27 homebuilding production lines located throughout the United States, which are sold to a network of independent distributors, community operators and residential developers and through our 42 Company-owned retail stores. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
During fiscal 2022, we acquired an additional 20% ownership in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman"), which gave us a 70% majority controlling ownership and therefore became a consolidated entity. We also purchased certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation ("Commodore"). Craftsman is a manufactured home retailer with four locations in Nevada selling Company and other manufacturer branded homes. Commodore added six manufacturing facilities and two wholly-owned retail locations, and also participates in commercial lending operations with its dealers.
In addition to the below, for a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.

2. Revenue from Contracts with Customers
The following table summarizes customer contract revenues disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Factory-built housing
U.S. Housing and Urban Development code homes	$398,859	$357,453	$1,402,805	$905,790
Modular homes	36,498	30,451	108,072	88,454
Park model RVs	20,102	10,709	44,359	30,108
Other	25,734	14,977	58,156	43,615
	481,193	413,590	1,613,392	1,067,967
Financial services
Insurance agency commissions received from third-party insurance companies	887	1,304	3,313	3,027
All other sources	18,523	16,820	49,628	50,685
	19,410	18,124	52,941	53,712
	$500,603	$431,714	$1,666,333	$1,121,679
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	December 31, 2022	April 2, 2022
Cash related to CountryPlace customer payments to be remitted to third parties	$9,309	$13,857
Other restricted cash	937	1,327
	10,246	15,184
Current portion	(9,911)	(14,849)
	$335	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31, 2022	January 1, 2022
Cash and cash equivalents	$376,148	$267,265
Restricted cash	10,246	15,877
	$386,394	$283,142

4. Investments
Investments consisted of the following (in thousands):

	December 31, 2022	April 2, 2022
Available-for-sale debt securities	$19,036	$17,760
Marketable equity securities	14,103	16,780
Non-marketable equity investments	5,290	20,479
	38,429	55,019
Less short-term investments	(16,607)	(20,086)
	$21,822	$34,933
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	December 31, 2022		April 2, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$2,670	$2,572	$1,668	$1,613
State and political subdivision debt securities	6,542	6,228	10,100	9,906
Corporate debt securities	10,765	10,236	6,502	6,241
	$19,977	$19,036	$18,270	$17,760
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	December 31, 2022
	Amortized Cost	Fair Value
Due in less than one year	$1,740	$1,715
Due after one year through five years	14,172	13,355
Due after five years through ten years	1,003	1,004
Due after ten years	392	390
Mortgage-backed securities	2,670	2,572
	$19,977	$19,036

Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Marketable equity securities
Net gain (loss) recognized during the period	$707	$2,967	$(1,868)	$4,906
Less: Net (gain) loss recognized on securities sold during the period	(107)	(257)	183	(536)
Unrealized gain (loss) recognized during the period on securities still held	$600	$2,710	$(1,685)	$4,370
5. Inventories
Inventories consisted of the following (in thousands):

	December 31, 2022	April 2, 2022
Raw materials	$87,239	$95,929
Work in process	29,400	30,638
Finished goods	98,819	117,404
	$215,458	$243,971
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	December 31, 2022	April 2, 2022
Loans held for investment, previously securitized	$22,221	$26,014
Loans held for investment	14,513	14,771
Loans held for sale	5,049	8,500
Construction advances	757	3,547
	42,540	52,832
Deferred financing fees and other, net	(590)	(833)
Allowance for loan losses	(1,284)	(2,115)
	40,666	49,884
Less current portion	(13,763)	(20,639)
	$26,903	$29,245

The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Allowance for loan losses at beginning of period	$1,739	$2,799	$2,115	$3,188
Change in estimated loan losses, net	(436)	(327)	(812)	(384)
Charge-offs	(19)	(85)	(38)	(417)
Recoveries	—	—	19	—
Allowance for loan losses at end of period	$1,284	$2,387	$1,284	$2,387
The consumer loans held for investment had the following characteristics:

	December 31, 2022	April 2, 2022
Weighted average contractual interest rate	8.1%	8.3%
Weighted average effective interest rate	8.9%	9.2%
Weighted average months to maturity	156	151
The following table is a consolidated summary of the delinquency status of the principal value of outstanding consumer loans receivable (in thousands):

	December 31, 2022	April 2, 2022
Current	$40,022	$49,546
31 to 60 days	1,140	1,202
61 to 90 days	163	41
91+ days	1,215	2,043
	$42,540	$52,832

The following tables disaggregate the principal value of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	December 31, 2022
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$4,788	$1,085	$1,059	$2,124	$1,198	$17,690	$27,944
Near Prime- FICO score 620-679	479	154	1,017	967	1,562	8,667	12,846
Sub-Prime- FICO score less than 620	125	—	20	51	—	1,106	1,302
No FICO score	69	—	—	—	25	354	448
	$5,461	$1,239	$2,096	$3,142	$2,785	$27,817	$42,540

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$8,155	$1,615	$2,371	$1,339	$853	$20,485	$34,818
Near Prime- FICO score 620-679	1,661	1,274	1,413	1,976	617	9,266	16,207
Sub-Prime- FICO score less than 620	45	20	52	—	—	1,318	1,435
No FICO score	—	—	—	26	—	346	372
	$9,861	$2,909	$3,836	$3,341	$1,470	$31,415	$52,832
As of December 31, 2022 and April 2, 2022, 39% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas, and 18% and 17%, respectively, were concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of December 31, 2022 or April 2, 2022.
Repossessed homes totaled approximately $649,000 and $499,000 as of December 31, 2022 and April 2, 2022, respectively, and are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $535,000 and $1.1 million as of December 31, 2022 and April 2, 2022, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community operators and residential developers.
Commercial loans receivable (including from affiliates), net consisted of the following (in thousands):

	December 31, 2022	April 2, 2022
Loans receivable	$79,345	$69,693
Allowance for loan losses	(1,255)	(1,011)
Deferred financing fees, net	(117)	(116)
	77,973	68,566
Less current portion	(34,197)	(32,644)
	$43,776	$35,922

The commercial loans receivable balance had the following characteristics:

	December 31, 2022	April 2, 2022
Weighted average contractual interest rate	6.7%	6.4%
Weighted average months outstanding	9	9
The following table represents changes in the estimated allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Balance at beginning of period	$1,123	$826	$1,011	$816
Change in estimated loan losses, net	132	304	244	314
Balance at end of period	$1,255	$1,130	$1,255	$1,130
Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of December 31, 2022 and April 2, 2022, there were no commercial loans considered watch list or nonperforming. The following table disaggregates the principal value of our commercial loans receivable by fiscal year of origination (in thousands):

	December 31, 2022
	2023	2022	2021	2020	2019	Prior	Total
Performing	$52,498	$18,324	$4,770	$2,321	$682	$750	$79,345

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Performing	$52,592	$10,181	$4,031	$1,391	$1,498	$—	$69,693
As of December 31, 2022, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of December 31, 2022 and April 2, 2022, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 22% and 25%, respectively. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of December 31, 2022 or April 2, 2022.
As of December 31, 2022 and April 2, 2022, one independent third-party and its affiliates comprised 12% and 14%, respectively, of the net commercial loans receivable principal balance outstanding, all of which was secured.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	December 31, 2022	April 2, 2022
Property, plant and equipment, at cost
Land	$36,193	$32,154
Buildings and improvements	142,420	100,775
Machinery and equipment	63,795	48,638
Construction in progress	8,713	29,281
	251,121	210,848
Accumulated depreciation	(56,792)	(46,832)
	$194,329	$164,016
Depreciation expense for the three and nine months ended December 31, 2022 was $3.4 million and $10.7 million, respectively. Depreciation expense for the three and nine months ended January 1, 2022 was $3.0 million and $5.9 million, respectively.
9. Leases
We lease certain production and retail locations, office space and equipment. The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of December 31, 2022 and April 2, 2022 (in thousands):

	Classification	December 31, 2022	April 2, 2022
ROU assets
Operating lease assets	Operating lease right-of-use assets	$17,230	$16,952
Finance lease assets	Property, plant and equipment, net (1)	6,132	7,070
Total lease assets		$23,362	$24,022

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,389	$5,085
Finance lease liabilities	Accrued expenses and other current liabilities	347	347
Non-current:
Operating lease liabilities	Operating lease liabilities	13,058	13,158
Finance lease liabilities	Other liabilities	5,914	5,969
Total lease liabilities		$24,708	$24,559
(1) Recorded net of accumulated amortization of $219,000 and $87,000 as of December 31, 2022 and April 2, 2022, respectively.

The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2022 and January 1, 2022 (in thousands):

		Three Months Ended		Nine Months Ended
Lease Expense Category	Classification	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Operating lease expense(2):
	Cost of sales	$297	$286	$898	$858
	Selling, general and administrative expenses	1,057	910	3,012	2,640
Finance lease expense:
Amortization of leased assets	Cost of sales	44	9	131	26
Interest on lease liabilities	Interest expense	71	73	212	80
Total lease expense		$1,469	$1,278	$4,253	$3,604
(2) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Operating leases	$1,372	$1,190	$4,003	$2,277
Finance leases	89	18	267	37
The present value of the minimum payments for future fiscal years under non-cancelable leases as of December 31, 2022 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2023	$1,405	$89	$1,494
2024	5,308	356	5,664
2025	4,318	356	4,674
2026	3,897	356	4,253
2027	1,686	356	2,042
2028	1,203	356	1,559
Thereafter	2,795	10,585	13,380
Total lease payments	20,612	12,454	33,066
Less amount representing interest	(2,165)	(6,193)	(8,358)
Present value of lease liabilities	$18,447	$6,261	$24,708

The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of December 31, 2022:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	4.9	4.6%
Finance leases	34.9	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	December 31, 2022			April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$100,577	$—	$100,577	$100,993	$—	$100,993
Trademarks and trade names	15,680	—	15,680	15,680	—	15,680
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	117,357	—	117,357	117,773	—	117,773
Finite-lived
Customer relationships	15,000	(5,302)	9,698	19,500	(8,392)	11,108
Other	914	(444)	470	1,924	(1,353)	571
	$133,271	$(5,746)	$127,525	$139,197	$(9,745)	$129,452
Amortization expense recognized on intangible assets was $501,000 and $1.5 million for the three and nine months ended December 31, 2022, respectively. Amortization expense recognized on intangible assets was $523,000 and $862,000 for the three and nine months ended January 1, 2022, respectively.
Expected amortization for future fiscal years is as follows (in thousands):

Remainder of fiscal year 2023	$501
2024	1,339
2025	1,300
2026	1,258
2027	1,185
2028	1,079
Thereafter	3,506
$10,168

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	April 2, 2022
Customer deposits	$46,399	$56,318
Salaries, wages and benefits	43,365	54,172
Estimated warranties	30,946	26,250
Unearned insurance premiums	25,758	24,917
Accrued volume rebates	25,660	18,641
Other	79,507	70,790
	$251,635	$251,088
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Balance at beginning of period	$30,841	$25,745	$26,250	$18,032
Purchase accounting additions	—	—	—	6,928
Charged to costs and expenses	12,036	10,883	40,663	28,002
Payments and deductions	(11,931)	(10,394)	(35,967)	(26,728)
Balance at end of period	$30,946	$26,234	$30,946	$26,234
13. Other Liabilities
The following table summarizes the non-current portion of our other liabilities (in thousands):

	December 31, 2022	April 2, 2022
Finance lease payables	$6,261	$6,316
Other secured financing	2,450	2,933
Mandatorily redeemable noncontrolling interest	2,318	2,371
	11,029	11,620
Less current portion included in Accrued expenses and other current liabilities	(3,131)	(784)
	$7,898	$10,836

14. Debt
On November 22, 2022, we entered into a Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), providing for a $50.0 million revolving credit facility (the "Revolving Credit Facility").
Loans under the Revolving Credit Facility will bear interest at a rate equal to (i) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, "Term SOFR"), plus the "applicable rate" or (ii) the "base rate" (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) Term SOFR plus 1.00%) plus the "applicable rate." The applicable rate will be determined in accordance with a pricing grid based on the Company's Consolidated Total Leverage Ratio (as defined in the Credit Agreement) ranging from 1.125% to 1.350% per annum for Term SOFR rate loans and from 0.125% to 0.350% per annum for base rate loans. In addition, the Company will pay a commitment fee on the unused portion of the Revolving Credit Facility of 0.15% per annum.
The Revolving Credit Facility is guaranteed, on a joint and several basis, by certain of the Company’s subsidiaries.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants (including restrictions, subject to customary exceptions, qualifications, and baskets, on the ability of the Company and its subsidiaries to incur additional indebtedness or guarantees of indebtedness, pay dividends or distributions on, redeem, repurchase, or retire capital stock, make investments, loans, advances, or acquisitions, enter into sale and leaseback transactions, engage in transactions with affiliates, create liens, transfer, or sell assets, create restrictions on the payment of dividends or other amounts from their subsidiaries, and consolidate, merge, or transfer all or substantially all of the assets of the Company and its subsidiaries taken as a whole), and events of default (as defined in the Credit Agreement).
In addition, the Credit Agreement includes the following financial covenants (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million.
As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
15. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	December 31, 2022		January 1, 2022
	Written	Earned	Written	Earned
Direct premiums	$7,454	$7,529	$6,380	$6,557
Assumed premiums—nonaffiliated	7,709	8,358	7,023	7,822
Ceded premiums—nonaffiliated	(4,413)	(4,413)	(3,866)	(3,866)
	$10,750	$11,474	$9,537	$10,513

	Nine Months Ended
	December 31, 2022		January 1, 2022
	Written	Earned	Written	Earned
Direct premiums	$22,350	$21,917	$19,529	$18,876
Assumed premiums—nonaffiliated	25,555	24,526	23,837	22,830
Ceded premiums—nonaffiliated	(13,056)	(13,056)	(11,227)	(11,227)
	$34,849	$33,387	$32,139	$30,479
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
Standard Casualty establishes reserves for claims and claims expense on reported and incurred but not reported ("IBNR") claims of non-reinsured losses. Reserves for claims are included in the Accrued expenses and other current liabilities line item on the Consolidated Balance Sheets and claims expenses are recorded in Cost of sales on the Consolidated Statements of Comprehensive Income. The following details the activity in the reserve for the three and nine months ended December 31, 2022 and January 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Balance at beginning of period	$7,790	$7,350	$8,149	$7,451
Net incurred losses during the period	8,464	5,046	25,050	20,303
Net claim payments during the period	(7,163)	(4,916)	(24,108)	(20,274)
Balance at end of period	$9,091	$7,480	$9,091	$7,480
16. Income Taxes
For the three and nine months ended December 31, 2022, Income tax (expense) benefit included $2.4 million and $5.1 million, respectively, of estimated tax credits related to the manufacture and sale of energy efficient homes. This credit was initially established under the Federal Energy Policy Act of 2005 and most recently extended in the Consolidated Appropriations Act, 2021. The three and nine months ended January 1, 2022 included $34.4 million of such credits, which included catch up credits for homes sold between 2018 through 2021, and resulted in a net Income tax benefit of $20.7 million and $0.9 million, respectively.

17. Commitments and Contingencies
Repurchase Contingencies. We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing to independent distributors of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to distributors in the event of default by the distributor.
The maximum amount for which the Company was liable under such agreements approximated $193.5 million and $141.0 million at December 31, 2022 and April 2, 2022, respectively, without reduction for the resale value of the homes. We had a reserve for repurchase commitments of $4.9 million at December 31, 2022 and $3.6 million at April 2, 2022, and there were no repurchases during either period.
Construction-Period Mortgages. We fund construction-period mortgages through periodic advances during home construction. At the time of initial funding, we commit to fully fund the loan contract in accordance with a predetermined schedule. The total loan contract amount, less cumulative advances, represents an off-balance sheet contingent commitment to fund future advances.
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 31, 2022	April 2, 2022
Construction loan contract amount	$3,251	$9,330
Cumulative advances	(757)	(3,547)
	$2,494	$5,783
Representations and Warranties of Mortgages Sold. We sell loans to Government-Sponsored Enterprises ("GSEs") and whole-loan purchasers. In connection with these activities, we provide representations and warranties related to the loans sold or financed. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $819,000 as of December 31, 2022 and $866,000 as of April 2, 2022, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets, reflects management's estimate of probable loss. There were no claim requests that resulted in the repurchase of a loan during the nine months ended December 31, 2022.
Interest Rate Lock Commitments. In originating loans for sale, we issue interest rate lock commitments ("IRLCs") to prospective borrowers. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As of December 31, 2022, we had outstanding IRLCs with a notional amount of $41.0 million. For the three months ended December 31, 2022, we recognized gains of $12,000 on outstanding IRLCs. There were no gains or losses on outstanding IRLCs for the three months ended January 1, 2022. For the nine months ended December 31, 2022 and January 1, 2022, we recognized gains of $43,000 and $42,000, respectively.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities and whole loan sale commitments (collectively "Commitments"). As of December 31, 2022, we had $3.9 million in outstanding Commitments. We recognized non-cash losses of $197,000 and $61,000 during the three months ended December 31, 2022 and January 1, 2022, respectively. During the nine months ended December 31, 2022 and January 1, 2022, we recognized losses of $282,000 and $329,000, respectively.

Legal Matters. We are party to certain lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on our consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
18. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the nine months ended December 31, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	59,602	—	59,602	92
Other comprehensive loss, net	—	—	—	—	—	(112)	(112)	—
Issuance of common stock under stock incentive plans, net	5,957	—	—	(848)	—	—	(848)	—
Stock-based compensation	—	—	—	1,425	—	—	1,425	—
Common stock repurchases	—	—	(38,960)	—	—	—	(38,960)	—
Distributions	—	—	—	—	—	—	—	(240)
Balance, July 2, 2022	9,298,235	$93	$(100,000)	$263,626	$688,358	$(515)	$851,562	$677
Net income	—	—	—	—	74,116	—	74,116	82
Other comprehensive loss, net	—	—	—	—	—	(303)	(303)	—
Issuance of common stock under stock incentive plans, net	15,917	—	—	1,457	—	—	1,457	—
Stock-based compensation	—	—	—	2,100	—	—	2,100	—
Distributions	—	—	—	—	—	—	—	(240)
Subsequent valuation adjustment	—	—	—	—	—	—	—	407
Balance, October 1, 2022	9,314,152	$93	$(100,000)	$267,183	$762,474	$(818)	$928,932	$926
Net income	—	—	—	—	59,524	—	59,524	65
Other comprehensive income, net	—	—	—	—	—	74	74	—
Issuance of common stock under stock incentive plans, net	5,548	—	—	(90)	—	—	(90)	—
Stock-based compensation	—	—	—	1,330	—	—	1,330	—
Common stock repurchases	—	—	(34,270)	—	—	—	(34,270)	—
Distributions	—	—	—	—	—	—	—	(120)
Subsequent valuation adjustment	—	—	—	—	—	—	—	61
Balance, December 31, 2022	9,319,700	$93	$(134,270)	$268,423	$821,998	$(744)	$955,500	$932

The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the nine months ended January 1, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Net income	—	—	—	—	27,046	—	27,046	—
Other comprehensive loss, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans, net	4,465	—	—	136	—	—	136	—
Stock-based compensation	—	—	—	1,100	—	—	1,100	—
Common stock repurchases	—	—	(12,842)	—	—	—	(12,842)	—
Balance, July 3, 2021	9,245,721	$92	$(14,283)	$255,071	$458,103	$84	$699,067	$—
Initial value of noncontrolling interest upon transaction	—	—	—	—	—	—	—	1,235
Net income	—	—	—	—	37,610	—	37,610	73
Other comprehensive loss, net	—	—	—	—	—	(13)	(13)	—
Issuance of common stock under stock incentive plans, net	29,295	1	—	2,728	—	—	2,729	—
Stock-based compensation	—	—	—	1,317	—	—	1,317	—
Common stock repurchases	—	—	(7,594)	—	—	—	(7,594)	—
Distributions	—	—	—	—	—	—	—	(180)
Balance, October 2, 2021	9,275,016	$93	$(21,877)	$259,116	$495,713	$71	$733,116	$1,128
Net income	—	—	—	—	79,419	—	79,419	196
Other comprehensive loss, net	—	—	—	—	—	(113)	(113)	—
Issuance of common stock under stock incentive plans, net	14,592	—	—	1,437	—	—	1,437	—
Stock-based compensation	—	—	—	1,043	—	—	1,043	—
Common stock repurchases	—	—	(8,690)	—	—	—	(8,690)	—
Distributions	—	—	—	—	—	—	—	(120)
Balance, January 1, 2022	9,289,608	$93	$(30,567)	$261,596	$575,132	$(42)	$806,212	$1,204

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net income attributable to Cavco common stockholders	$59,524	$79,419	$193,242	$144,075
Weighted average shares outstanding
Basic	8,870,565	9,174,224	8,897,405	9,187,828
Effect of dilutive securities	65,510	96,214	71,699	83,027
Diluted	8,936,075	9,270,438	8,969,104	9,270,855
Net income per share attributable to Cavco common stockholders
Basic	$6.71	$8.66	$21.72	$15.68
Diluted	$6.66	$8.57	$21.55	$15.54

Anti-dilutive common stock equivalents excluded	930	1,640	776	2,449
20. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	December 31, 2022		April 2, 2022
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$19,036	$19,036	$17,760	$17,760
Marketable equity securities	14,103	14,103	16,780	16,780
Non-marketable equity investments	5,290	5,290	20,479	20,479
Consumer loans receivable	40,666	47,039	49,884	53,354
Commercial loans receivable	77,973	73,343	68,566	65,942
Other secured financing	(2,450)	(2,357)	(2,933)	(3,119)
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

	December 31, 2022	April 2, 2022
Number of loans serviced with MSRs	4,101	4,346
Weighted average servicing fee (basis points)	34.72	34.76
Capitalized servicing multiple	114.0%	85.07%
Capitalized servicing rate (basis points)	39.57	29.57
Serviced portfolio with MSRs (in thousands)	$526,535	$560,178
MSRs (in thousands)	$2,083	$1,656

21. Related Party Transactions
In addition to our Company-owned stores, we have non-marketable equity investments in other manufactured housing distributors. In the ordinary course of business, we sell homes and lend to certain of these distributors through our commercial lending programs. For the three and nine months ended December 31, 2022, the total amount of sales to related parties was $18.7 million and $56.0 million, respectively. For the three and nine months ended January 1, 2022, the total amount of sales to related parties was $15.8 million and $44.6 million, respectively. As of December 31, 2022, receivables from related parties included $6.3 million of accounts receivable and $3.3 million of commercial loans outstanding. As of April 2, 2022, receivables from related parties included $3.3 million of accounts receivable and $2.6 million of commercial loans outstanding.
22. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net revenue
Factory-built housing	$481,193	$413,590	$1,613,392	$1,067,967
Financial services	19,410	18,124	52,941	53,712
	$500,603	$431,714	$1,666,333	$1,121,679

Income before income taxes
Factory-built housing	$71,813	$52,905	$241,959	$133,357
Financial services	4,268	6,030	6,243	10,077
	$76,081	$58,935	$248,202	$143,434

	December 31, 2022	April 2, 2022
Total assets:
Factory-built housing	$1,072,652	$929,535
Financial services	191,822	225,437
	$1,264,474	$1,154,972
23. Subsequent Event
As announced on January 3, 2023 in a current report on Form 8-K, we completed the acquisition of Solitaire Inc. and other related entities (collectively "Solitaire Homes"), including their four manufacturing facilities and twenty-two retail locations. The addition of Solitaire Homes to our existing manufacturing and retail system strengthens our position in the Southwest and expands our manufacturing capabilities into Mexico.
The purchase price totaled $93 million, before certain customary adjustments, and was funded with cash on hand. The allocation of the purchase price is still preliminary as of the date of this report and will be finalized upon completion of the analysis of the fair values of the acquired assets, liabilities assumed and intangible assets. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date. Accordingly, supplemental pro-forma information is not available and is therefore omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q ("Report") include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements include, for example, discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our liquidity and financial resources; our outlook with respect to Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions, including concerns of a possible recession, and consumer confidence; trends in interest rates and inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; operational and legal risks; how we may be affected by any pandemic or outbreak; geopolitical conditions (including the continuing Russia-Ukraine conflict); the cost and availability of labor and raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
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
Company Overview
Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Our products are marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Nationwide, Fairmont, Friendship, Chariot Eagle, Destiny, Commodore, Colony, Pennwest, R-Anell, Manorwood, MidCountry and Solitaire. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance to owners of manufactured homes.

We operate 31 homebuilding production lines in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Cherryville and Hamlet, North Carolina; Ocala and Plant City, Florida; and two in Ojinaga, Mexico. The majority of the homes produced are sold to, and distributed by, independently owned retail operations located throughout the United States and Canada. In addition, our homes are sold through 64 Company-owned U.S. retail locations, including the 22 retail locations acquired with Solitaire Homes.
During fiscal 2022, we acquired an additional 20% ownership in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman"), which gave us a 70% majority controlling interest. Craftsman is a manufactured home retailer with four locations in Nevada selling Company and other manufacturer branded homes. We also purchased certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation ("Commodore"). Commodore added six manufacturing facilities and two wholly-owned retail locations, and also participates in commercial lending operations with its dealers.
On January 3, 2023, subsequent to the end of the third fiscal quarter of 2023, we completed the acquisition of Solitaire Homes, including its four manufacturing facilities, twenty-two retail locations and its dedicated transportation operations. The addition of Solitaire Homes to our existing manufacturing and retail system strengthens our position in the Southwest and expands our manufacturing capabilities into Mexico.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments through November 2022 were 106,454, an increase of 8.9% compared to 97,745 shipments in the same period last year.
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
Key housing building materials include wood, wood products, steel, gypsum wallboard, windows, doors fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. Pricing and availability of certain raw materials have been volatile due to a number of factors in the current environment. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs. From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets served. Availability of these inputs has not caused significant production halts in the current period, but we have experienced periodic shutdowns in other periods and shortages of primary building materials have caused production inefficiencies as we have needed to change processes in response to the delay in materials. These shortages may also result in extended order backlogs, delays in the delivery of homes and reduced gross margins from home sales.
Our backlog at December 31, 2022 was $427 million compared to $651 million last quarter, a decrease of $224 million or 34.4%, and down $678 million, or 61.4%, compared to $1.1 billion at January 1, 2022. This was largely due to lower home order rates net of cancellations. Order rates are down from the extreme highs we saw during the summer of 2020 to the summer of 2021.
While it is difficult to predict the future of housing demand, employee availability, supply chain and Company performance and operations, maintaining an appropriately sized and well-trained workforce is key to meeting demand. We continually review the wage rates of our production employees and have established other monetary incentive and benefit programs, with a goal of providing competitive compensation. We are also working to more extensively use web-based recruiting tools, update our recruitment brochures and improve the appearance and appeal of our manufacturing facilities to improve the recruitment and retention of qualified production employees and reduce annualized turnover rates.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	December 31, 2022	January 1, 2022	Change
Factory-built housing	$481,193	$413,590	$67,603	16.3%
Financial services	19,410	18,124	1,286	7.1%
	$500,603	$431,714	$68,889	16.0%
Factory-built homes sold
by Company-owned retail sales centers	748	658	90	13.7%
to independent retailers, builders, communities and developers	3,694	3,766	(72)	(1.9)%
	4,442	4,424	18	0.4%
Net factory-built housing revenue per home sold	$108,328	$93,488	$14,840	15.9%

	Nine Months Ended
($ in thousands, except revenue per home sold)	December 31, 2022	January 1, 2022	Change
Factory-built housing	$1,613,392	$1,067,967	$545,425	51.1%
Financial services	52,941	53,712	(771)	(1.4)%
	$1,666,333	$1,121,679	$544,654	48.6%
Factory-built homes sold
by Company-owned retail sales centers	2,481	2,091	390	18.7%
to independent retailers, builders, communities and developers	12,418	9,630	2,788	29.0%
	14,899	11,721	3,178	27.1%
Net factory-built housing revenue per home sold	$108,289	$91,116	$17,173	18.8%
In factory-built housing, Net revenue for both the three and nine months ended December 31, 2022 increased compared to the respective periods in the prior year due to higher home sales volume and higher home selling prices. Also included in both current year periods is $3.9 million of home sales revenue from an equity method joint venture. This represents revenue that was previously deferred and now recognized in the third quarter upon that entity selling those homes to an unrelated third party.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers and sales of homes to consumers by Company-owned retail stores. Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Changes in the number of modules per home, the selection of different home types/models and optional home upgrades create changes in product mix, also causing fluctuations in this metric. The tables below presents the mix of modules and homes sold for the three and nine months ended December 31, 2022 and January 1, 2022:

	Three Months Ended
	December 31, 2022		January 1, 2022		Change
	Modules	Homes	Modules	Homes	Modules	Homes
U.S. Housing and Urban Development ("HUD") code homes	5,852	3,454	6,166	3,583	(5.1)%	(3.6)%
Modular homes	1,412	708	1,270	632	11.2%	12.0%
Park model RVs	280	280	209	209	34.0%	34.0%
	7,544	4,442	7,645	4,424	(1.3)%	0.4%

	Nine Months Ended
	December 31, 2022		January 1, 2022		Change
	Modules	Homes	Modules	Homes	Modules	Homes
HUD code homes	20,474	11,925	17,366	10,013	17.9%	19.1%
Modular homes	4,408	2,207	2,257	1,112	95.3%	98.5%
Park model RVs	767	767	596	596	28.7%	28.7%
	25,649	14,899	20,219	11,721	26.9%	27.1%
For the three months ended December 31, 2022, Financial services segment Net revenue increased 7.1% primarily due to more policies in force in the current period, partially offset by lower interest income earned on the acquired consumer loan portfolios. For the nine months ended December 31, 2022, Net revenue decreased 1.4% primarily due to realized and unrealized losses on marketable equity securities in the insurance subsidiary's portfolio during such period, lower interest income earned on the acquired consumer loan portfolios and lower volume in home loan sales. These items were partially offset by more insurance policies in force in the current period compared to the prior period.

Gross Profit

	Three Months Ended
($ in thousands)	December 31, 2022	January 1, 2022	Change
Factory-built housing	$122,923	$104,119	$18,804	18.1%
Financial services	9,045	11,089	(2,044)	(18.4)%
	$131,968	$115,208	$16,760	14.5%

Gross profit as % of Net revenue
Consolidated	26.4%	26.7%	N/A	(0.3)%
Factory-built housing	25.5%	25.2%	N/A	0.3%
Financial services	46.6%	61.2%	N/A	(14.6)%

	Nine Months Ended
($ in thousands)	December 31, 2022	January 1, 2022	Change
Factory-built housing	$412,174	$252,691	$159,483	63.1%
Financial services	22,117	26,458	(4,341)	(16.4)%
	$434,291	$279,149	$155,142	55.6%

Gross profit as % of Net revenue
Consolidated	26.1%	24.9%	N/A	1.2%
Factory-built housing	25.5%	23.7%	N/A	1.8%
Financial services	41.8%	49.3%	N/A	(7.5)%
Factory-built housing Gross profit and Gross profit percentage increased for the three and nine months ended December 31, 2022 primarily due to higher average sales prices.
In Financial services, Gross profit and Gross profit percentage decreased for the three and nine months ended December 31, 2022 primarily due to higher insurance claims from Arizona and Texas weather related events and greater unrealized losses on marketable equity securities compared to the same period last year.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	December 31, 2022	January 1, 2022	Change
Factory-built housing	$54,127	$55,735	$(1,608)	(2.9)%
Financial services	4,777	4,587	190	4.1%
	$58,904	$60,322	$(1,418)	(2.4)%
Selling, general and administrative expenses as % of Net revenue	11.8%	14.0%	N/A	(2.2)%

	Nine Months Ended
($ in thousands)	December 31, 2022	January 1, 2022	Change
Factory-built housing	$176,690	$131,579	$45,111	34.3%
Financial services	15,244	14,947	297	2.0%
	$191,934	$146,526	$45,408	31.0%
Selling, general and administrative expenses as % of Net revenue	11.5%	13.1%	N/A	(1.6)%
For the three months ended December 31, 2022, Selling, general and administrative expenses related to factory-built housing decreased primarily from lower legal and professional fees, partially offset by higher incentive compensation on improved earnings. For the nine months ended December 31, 2022, Selling, general and administrative expenses increased primarily from higher legal and professional fees and higher salary and incentive compensation expense on improved earnings.
As a percentage of Net revenue, Selling, general and administrative expenses improved by 220 and 160 basis points for the three and nine months ended December 31, 2022, respectively, from better utilization of fixed costs on higher sales.

Other Components of Net Income

	Three Months Ended
($ in thousands)	December 31, 2022	January 1, 2022	Change
Interest expense	$216	$209	$7	3.3%
Other income, net	3,233	4,258	(1,025)	24%
Income tax (expense) benefit	(16,492)	20,680	(37,172)	179.7%
Effective tax rate	21.7%	(35.1)%	N/A	N/M

	Nine Months Ended
($ in thousands)	December 31, 2022	January 1, 2022	Change
Interest expense	$610	$576	$34	5.9%
Other income, net	6,455	11,387	(4,932)	43.3%
Income tax (expense) benefit	(54,721)	910	(55,631)	6,113.3%
Effective tax rate	22.0%	(0.6)%	N/A	N/M
Interest expense consists primarily of interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, interest income related to commercial loan receivable balances, interest income earned on cash balances and gains and losses from the sale of property, plant and equipment. The decrease in Other income, net is primarily due to a $3.3 million gain recognized in the second quarter of last year on the remeasurement of the assets and liabilities of Craftsman upon acquisition of a controlling interest. Additionally, for the nine months ended December 31, 2022, we recognized a $1.2 million unrealized loss on corporate marketable investments compared to a $4.0 million unrealized gain in the prior year. These items were partially offset by higher interest income earned on a larger cash balance held in high yield money market funds.
For the three and nine months ended January 1, 2022, the effective income tax rate was a benefit due to $34.4 million of energy efficient home tax credits, which included catch up credits for homes sold between 2018 through 2021. The effective tax rate for the three and nine months ended December 31, 2022 was 21.7% and 22.0%, respectively.
Liquidity and Capital Resources
We believe that cash and cash equivalents at December 31, 2022, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our recently implemented $50.0 million Revolving Credit Facility, of which no amounts were outstanding at December 31, 2022. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.

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
The following is a summary of the Company's cash flows for the nine months ended December 31, 2022 and January 1, 2022, respectively:

	Nine Months Ended
(in thousands)	December 31, 2022	January 1, 2022	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$259,334	$339,307	$(79,973)
Net cash provided by operating activities	230,119	125,967	104,152
Net cash used in investing activities	(29,199)	(147,842)	118,643
Net cash used in financing activities	(73,860)	(34,290)	(39,570)
Cash, cash equivalents and restricted cash at end of the period	$386,394	$283,142	$103,252
Net cash provided by operating activities increased primarily from higher net income adjusted for non-cash items. This increase was partially offset by increased lending in our Financial Services segment, as well as under our commercial loan programs. Consumer loan originations increased $12.7 million to $135.6 million for the nine months ended December 31, 2022 from $122.9 million for the nine months ended January 1, 2022, which was partially offset by increased proceeds of $3.6 million from sales of consumer loans.
Net cash used in investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Cash used in the current period reflects the purchase of our plant facilities in Hamlet, North Carolina and development of our facility in Glendale, Arizona. These expenditures were partially offset by a $12.2 million return of invested capital from one of our equity method joint ventures. Cash used in the prior period reflects the purchase of Commodore and Craftsman.
Net cash used in financing activities for the current period was primarily for the repurchase of common stock.
See Note 17 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments, which discussion is incorporated herein by reference.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended December 31, 2022, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes affect its more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2022, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2022 which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 17 to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K. These are also not the only risks facing the Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The following risk factors are added as Business and Operational Risks, Industry and Economic Risks and Legal and Regulatory Risks as noted below.
Business and Operational Risks
Shutdowns or delays at the United States/Mexico border could affect the Company's ability to ship materials to and receive finished goods from our Mexico production facilities
Our production operations in Mexico are dependent upon receiving materials from facilities in Presidio, Texas, and our sales from our Mexican operations are dependent upon shipments from our Ojinaga, Mexico facility. Shutdown or delays at the United States/Mexico border could impact our production at the Mexico facilities or our ability to receive finished goods from our Mexico facilities into the Unites States following production, each of which could adversely affect our results of operations.
Casualty losses associated with the Company's transportation operations may be large, which could adversely impact our financial performance
In the ordinary course of business, we may incur property or casualty losses during the transportation of raw materials or finished homes. Although we maintain general liability insurance, estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, and claims may ultimately prove to be more severe than our estimates. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual costs and our reserve estimates. Accordingly, ultimate results may differ materially from our estimates, which could result in losses and materially adversely affect our financial condition and results of operations.
Industry and Economic Risks
Changes in the exchange rates for Mexican Pesos could adversely affect the value of the Company's investments in Mexico and cause foreign exchange losses
We have production operations in Mexico, and unfavorable changes in the exchange rate for Mexican Pesos could adversely affect the reported value of our investments and/or results of operations.

Legal and Regulatory Risks
Changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on the Company's operations and profitability
We are subject to regulation by the United States Department of Transportation, the United States Environmental Protection Agency, the United States Department of Homeland Security and other state and federal agencies. Future laws and regulations or changes to existing laws and regulations may be more stringent, require changes in our operating practices, or require us to incur significant additional costs, which could materially adversely affect our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
As announced on May 26, 2022 in a current report on Form 8-K, the Company's Board of Directors approved a $100 million stock repurchase program with the same terms and conditions as the previous plan. The repurchase program is funded using our available cash. The following table sets forth repurchases of our common stock during the third quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
October 2, 2022 to November 5, 2022	—	$—	—	$100,000
November 6, 2022 to December 3, 2022	70,467	216.96	70,467	84,712
December 4, 2022 to December 31, 2022	81,064	234.16	81,064	65,730
	151,531		151,531
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.		Exhibit
10.1	(1)
Credit Agreement, dated as of November 22, 2022, among Cavco Industries, Inc., the guarantors party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer

31.1	(2)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(3)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

All other items required under Part II are omitted because they are not applicable.
(1) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cavco Industries Inc. filed on November 23, 2022.
(2) Filed herewith.
(3) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	February 3, 2023
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	February 3, 2023
Allison K. Aden	(Principal Financial Officer)