Form 10-K
period 2023-04-01
CAVCO INDUSTRIES INC.
filed 2023-05-19
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 1, 2022 (based on the closing price on the Nasdaq Global Select Market on October 1, 2022) was $1,092,396,507. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 12, 2023, 8,666,324 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.'s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, which is expected to be filed within 120 days following the end of the registrant's fiscal year ended April 1, 2023, are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 1, 2023

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Our products are marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Nationwide, Fairmont, Friendship, Chariot Eagle, Destiny, Commodore, Colony, Pennwest, R-Anell, Manorwood, MidCountry and Solitaire. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K for the fiscal year ended April 1, 2023 ("Annual Report").
We construct homes using an assembly-line process in which each module or floor section is completed in stages. This assembly-line process is designed to be flexible in order to accommodate customer requested customizations. Our operations include 29 homebuilding production lines located throughout the United States and two production lines in Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 64 Company-owned U.S. retail stores, of which 50 are located in Texas.
On January 3, 2023, we completed the acquisition of Solitaire, Inc. and other related entities (collectively "Solitaire Homes"). This transaction added four manufacturing lines, including the two in Mexico, and 22 retail locations. The addition of Solitaire Homes strengthens our position in the Southwest and expands our manufacturing capabilities into Mexico. The transaction was accounted for as a business combination and the results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.
CountryPlace originates and services single-family, conforming and non-confirming residential mortgages and home-only loans for itself and others. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is an approved lender with the U.S. Department of Veteran Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program, is approved by GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, FNMA and FHLMC. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines. For further information relating to consumer loans receivable, see Note 6 to the Consolidated Financial Statements.
Standard Casualty, located in Texas, specializes in homeowner property and casualty insurance products for the manufactured housing industry and holds insurance licenses in multiple states, primarily serving the Texas, Arizona, New Mexico and Nevada markets. In addition to writing direct policies, Standard Casualty assumes and cedes reinsurance in the ordinary course of business (see Note 15 to the Consolidated Financial Statements).
See Note 24 to the Consolidated Financial Statements for financial information regarding the Company's business segments, factory-built housing and financial services, which are also discussed below.

Business Strategies
Our operations are generally managed on a decentralized basis with oversight from the home office. This decentralization enables our operators the flexibility to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.
Our marketing efforts are focused on providing manufactured homes that are customizable and appeal to a wide range of home buyers, on a regional basis, in the markets we serve. The primary demographics for our products are entry-level and move-up buyers and persons aged 55 and older. We also market and sell to manufactured housing community owners, subdivision developers and second home or vacation home buyers.
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
Products
A majority of our products are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code"). We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, primarily used as vacation dwellings and seasonal living, and placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-section ranch, split-level and Cape Cod style homes, as well as two- and three-story homes, multi-family units and commercial modular structures, including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities that the residential homes are built using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser's specifications. The buildings are transported to the customer's site in the same manner as residential homes and are often set by crane and finished at the site.
We produce residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet but may be larger in the case of multi-level modular homes.
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
With manufacturing facilities strategically positioned across the United States and Mexico, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers' specific needs. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate a wide spectrum of customer requests.

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
Once a factory-built home is built at our facilities, it is then generally transported by independent trucking companies or our company owned trucks either to a retail sales center, planned community, housing development, work site or the home buyer's site. Distributors, or other independent installers utilized by us for homes sold through our Company-owned retail stores, are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although manufactured homes are designed to be transportable, cost considerations result in very few being moved from their original site after installation.
Factory-built Housing Segment
Manufacturing Operations. Our manufacturing facilities employ between approximately 100 to 300 employees each. Most homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate a total of 31 homebuilding production lines in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Ojinaga, Mexico (2); Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Cherryville, North Carolina; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, planned community operators and residential developers. Our facilities are structured to operate on a one shift per day, five days per week basis, and a typical home is completed in approximately six production days.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a cost-effective shipping radius of 350 miles. Each of our manufacturing facilities serves multiple distributors and a number of one-time purchasers. Because homes are produced to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. Materials used in homebuilding operations are mainly standard items carried by major suppliers and consist of wood, wood products, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs.

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
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at April 1, 2023 was approximately $244 million in wholesale sales values, down $870 million from $1.1 billion one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.
Distribution. We sold 19,376, 16,697 and 14,214 factory-built homes in fiscal years 2023, 2022 and 2021, respectively, through Company-owned and independent distribution channels.
As of April 1, 2023, there were a total of 64 Company-owned retail stores, located in Oregon, Arizona, Nevada, New Mexico, Texas, Indiana, Oklahoma, Florida and New York. Fifty of the Company-owned retail stores are located in Texas. Company-owned retail stores are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at retail locations, including model homes. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance home inventories at Company-owned retail stores.
As of April 1, 2023, we had a network of independent distributors, of which 9% were in Arizona, 8% in each of Florida and North Carolina, 7% in California and 5% each in New York, Texas and Oregon, based on the quantity of wholesale shipments during fiscal year 2023. The remaining 53% were in 41 other states and Canada. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those we produce. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended April 1, 2023.
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
The loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Our loan contracts are secured by factory-built homes located in 28 states, with the largest concentrations in Texas, Florida, New Mexico and Oklahoma (see Note 6 to the Consolidated Financial Statements for additional geographic concentration information).
We continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. See further details in the "Government Regulation" section below.
Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2023, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors; however, mandatory extended forbearance under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and certain other regulations related to COVID-19 could negatively impact cash obligations in the future.
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

Company Provided Financing
Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: conforming mortgage loans that comply with the requirements of FHA, VA, USDA or GSEs; non-conforming mortgages for purchasers of the home and the land on which the home is placed; and personal property loans (often referred to as home-only or chattel loans) for consumers where the home is the sole collateral for the loan (generally HUD code homes).
Limited secondary market availability for non-conforming mortgages and home-only personal property loans secured by manufactured homes continues to cause consumer loans and mortgages secured by manufactured homes to be more expensive than those secured by site-built homes. We work independently and with other industry participants to develop secondary market opportunities for manufactured home-only loans and non-conforming mortgage portfolios and expand lending availability in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We also develop and invest in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations and reduce our exposure to the actions of independent lenders.
We also work independently and with industry trade associations to encourage favorable legislative and GSE action to address the financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In April 2022, Fannie Mae and Freddie Mac released their Underserved Markets Plans for 2022 through 2024 that describe, with specificity, the actions they would take over the three-year period to fulfill the "Duty to Serve" obligation. The plans were modified in January 2023. As with prior plans, the 2022 through 2024 plans offer enhanced mortgage loan products for manufactured homes titled as real property, including Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. The plans do not include purchases of home-only loans during the three-year timeframe. Expansion of the secondary market for home-only loans through GSE participation could support further demand for housing as lending options would likely become more affordable to home buyers.
Commercial Financing. Certain of our wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $177.9 million and $141.0 million as of April 1, 2023 and April 2, 2022, respectively. The increase is the result of higher home sales prices and an increased number of units under these programs. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes that we obtain upon the execution of a repurchase. During the fourth quarter of fiscal 2023, we received a repurchase demand notice and the inventory was obtained shortly after year end. As the fair value of the inventory exceeded the amount for which it was repurchased, no reserve was deemed necessary. There were no other repurchases during fiscal 2023.

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
Industry Overview
General. Manufactured housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety and the United States Department of Commerce, Bureau of the Census, for the 2022 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 14.9% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute, approximately 113,000 HUD code manufactured homes were shipped during calendar year 2022, compared to the 106,000 shipped during calendar year 2021 and 94,000 shipments in 2020. Prior to 2019, annual shipments had increased each year since calendar year 2009 when 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959.
Home Buyer Demographics. We believe the sector of the housing market in which manufactured housing is most competitive includes consumers from diverse backgrounds with household incomes generally under $40,000. This segment has a high representation of persons aged 55 and older, as well as young single persons and young married couples. The low cost of a fully equipped manufactured home compared to a site-built alternative is attractive to these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design, as well as efficient production techniques, continue to position manufactured homes to meet the demand for affordable housing in rural markets and manufactured housing communities. The markets for affordable factory-built housing are very competitive, as well as cyclical and seasonal. The industry is sensitive to employment levels, consumer confidence, the availability of financing and general economic conditions.
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
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. According to World Bank, the U.S. adult population is estimated to expand by approximately 8.3 million between 2023 and 2028. A large segment of the population who are generally first-time home buyers, those born between 1976 to 1995 often referred to as Gen Y or Millennials, are attracted by the affordability, product diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes and by the lifestyle offered by planned communities that are specifically designed for homeowners who fall into this age group.
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
Regulation C of the Home Mortgage Disclosure Act ("HMDA") requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity. The data-related requirements in the HMDA and Regulation C are used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes. The Dodd-Frank Act transferred rulemaking authority for HMDA to the CFPB, effective in 2011. It also amended HMDA to require financial institutions to report additional data points and to collect, record and report additional information. The CFPB issued a final rule amending Regulation C, which became effective on January 1, 2018. Modifications to the rule became effective July 1, 2020. Regulation C generally applies to consumer-purpose, closed-end loans and open-end lines of credit that are secured by a dwelling. Non-depository financial institutions are subject to Regulation C if they originate at least 100 covered closed-end mortgage loans or at least 200 covered open-end lines of credit in each of the two preceding calendar years. Violations of Regulation C, including incomplete, inaccurate or omitted data, are subject to administrative sanctions, including civil money penalties, and compliance can be enforced by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the National Credit Union Administration, HUD or the CFPB.

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
On March 27, 2020, the CARES Act was signed into law. While the CARES Act contains a variety of provisions, including, among other things, unemployment benefit expansion and emergency funding of public health care initiatives, it also grants forbearance rights and foreclosure protection to borrowers with loans purchased by a GSE or insured by FHA, USDA or VA. Borrowers with these federally backed mortgage loans who are experiencing hardship due to the COVID-19 pandemic may request forbearance for six months, regardless of delinquency status. Forbearance may be extended for an additional six months at the borrower's request, and they may request up to two additional three-month extensions, for a maximum of 18 months of total forbearance. The federal foreclosure moratorium expired on July 31, 2021; however, mortgage servicers were precluded from proceeding with foreclosure until January 1, 2022. Effective August 31, 2021, the CFPB published rules to help homeowners pursue loss mitigation options with mortgage servicers to avoid foreclosure. These rules allowed mortgage servicers to offer certain streamlined loss mitigation options. The FHA allowed for an extension of the foreclosure-related eviction moratorium for foreclosed borrowers through September 30, 2021. When the eviction moratorium for federally backed loans ended, mortgage servicers could only proceed with foreclosures if borrowers had abandoned their properties or had not responded to mortgage servicers' efforts to assist with loss mitigation options. On February 10, 2023, President Biden extended the national emergency declaration for the COVID-19 pandemic which ultimately terminated on May 11, 2023.
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
Fannie Mae, Freddie Mac and Ginnie Mae each require that lenders such as CountryPlace maintain minimum levels of capital and liquidity to be eligible to sell or service single-family mortgage loans purchased by the GSEs or included in mortgage-backed securities guaranteed by Ginnie Mae. The current eligibility requirements became effective on December 31, 2015. On January 31, 2020, Federal Housing Finance Agency ("FHFA") initially released its "Servicer Eligibility 2.0" proposed enhancements to the requirements for public input. The requirements establish a minimum level of tangible net worth and liquidity that distinguishes between loans serviced for Ginnie Mae and the GSEs and include a fixed base capital requirement as well as an incremental charge that reflects the volume and risk of a seller/servicer's servicing portfolio. The requirements also establish minimum liquidity levels based on a fixed percentage of the sellers/servicers loans held for sale and interest rate lock commitments outstanding. Ginnie Mae eligibility requirements include risk-based capital adjustments for excess value of mortgage servicing rights. The final net worth and base liquidity requirements become effective on September 30, 2023, and additional loan origination and Ginnie Mae's risk-based capital requirements become effective December 31, 2023. We have evaluated the proposal and believe that CountryPlace's capital and liquidity are such that we will continue to satisfy the requirements as currently proposed.
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

On December 9, 2021, the Federal Trade Commission ("FTC") amended the Safeguards Rule, 16 CFR Part 314, which addresses the safeguard and protections that financial institutions are required to have in place to protect consumer financial data and other sensitive information. FTC delayed the effective date of the amended Safeguards Rule until June 9, 2023. The amended Safeguards Rule requires administrative, technical and physical safeguards to access, collect, distribute, process, protect, store, use, transmit, dispose of or otherwise handle certain types of consumer information.
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
CountryPlace realizes no seasonal impacts from its mortgage servicing operations. However, the mortgage subsidiary does experience minimal seasonal fluctuation in its mortgage origination activities because of the time needed for loan application approval processes and subsequent home loan closing activities. Revenue for Standard Casualty is also not substantially impacted by seasonality, as it recognizes revenue from policy sales ratably over each policy's term year. However, we are subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of our policies are underwritten. Losses from catastrophic events are limited by reinsurance contracts in place as part of our loss mitigation structure. Purchasing reinsurance contracts mitigates the frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time. Under these agreements, we may be required to repurchase and reestablish the reinsurance contracts for the remainder of the year to the extent that they have been utilized. See Note 15 to the Consolidated Financial Statements for additional information.
Environmental, Social and Governance ("ESG")
We are committed to being responsible stewards of the environment by considering our environmental impact and risks while conducting business and complying with environmental laws and regulations. In order to consider ourselves a successful company, we must also pay attention to and improve our impact on the environment. Success in our efforts to increase energy efficiency and waste reduction to positively impact lives and being responsible stewards of the environment are inseparable.
Senior management sets the direction regarding company environmental priorities and initiatives and monitors all progress and performance. The Board of Directors oversees all strategic priorities, including environmental initiatives and periodically reviews reports on Cavco's environmental management, strategy, disclosures, initiatives and policies.

We are conscious that the thoughtful choice of components and materials can further reduce our impact on the environment and provide clean, healthy air quality within the home. We constantly evaluate new materials, systems and products for our homes to determine where we can make cost efficient changes to improve the quality of living in our homes and the impact on the environment. We design our homes to be energy efficient and environmentally friendly, including prioritizing, when possible, the use of renewable materials and provide lower utility costs. Our homes are tightly constructed with upgraded insulation in the attic, walls and floors. These improvements eliminate air gaps and help maintain the desired indoor temperature and air quality, typically reducing the cost of heating and cooling over similar site-built construction. We also recognize the responsibility to educate our homebuyers on the impact they can have on the energy efficiency of their home by making some informed decisions during the planning and construction process.
Construction waste currently makes up 60 million tons of the debris filling the nation's limited landfill space each year according to a 2018 Environmental Protection Agency ("EPA") report. Our manufacturing process of building homes in centralized, environmentally protected building centers allows us to minimize adverse impacts on the environment, resulting in reduced levels of waste.
Building an entire home at a single site factory centralizes and reduces material deliveries as they are ordered and shipped in bulk to one location. It also allows workers to use public transportation or carpool to the same work location each day. Rather than having crews and managers potentially driving to multiple work sites each day, our entire work force makes one trip to the manufacturing plant, thereby reducing auto emissions and fuel costs.
Our repetitive manufacturing process minimizes waste and maximizes the utilization of materials that would otherwise go to a landfill. Every component we build is a system within a system. This reduces waste and increases efficiency. There are generally no wasted plumbing, duct or electrical runs or materials.
We are single-minded in our focus to engage, develop and support the people in our Company so we can all have rewarding careers and reach our fullest potential. At Cavco, we are driven by the conviction that the best way to build value for our stakeholders is by investing in the development of our team members and by providing them with safe, positive workplaces that present opportunities to grow and succeed. This is an important source of our strength as a company.
As we work together to make a difference in providing affordable homes nationally, we are committed to fostering the dream of homeownership for our team members. At Cavco, we have launched a formalized internal program to help us support our people. We call it Homes for our Own, and it generally involves two primary elements: education on the home buying process and financial assistance programs.
The communities where we live and work sustain local businesses, families and, of course, our employees. We recognize that Cavco's success is intrinsically linked to the well-being of our local communities. We are committed to building and strengthening communities in which we do business because it is a critical part of who we are and a natural outgrowth of our ONE Cavco mindset. Cavco employees across the Company engage in volunteering efforts that are important to their communities. Recognizing that our local team members often know the needs of their communities best, we launched a company-wide CAVCOmmunity program to provide each location with access to funding to supplement their team's volunteer efforts. We are enormously proud of our employees' charitable efforts to support the needs of their fellow team members as well as their local community at large. Every time our team members work to improve the lives of others, it is a reflection of who we are at Cavco.
At Cavco, we are fortunate that the very nature of what we do has a positive impact on individual lives and the communities we serve. We provide the most affordable opportunity for homeownership. We take great pride in our impact through the homes, loans and insurance we provide to deserving families. We recently launched a new consumer-facing affordable home marketplace, taking a big step towards fulfilling our ONE Cavco goal to help customers buy homes that improve their lives.

We are committed to responsible corporate governance. Governance starts with the Company's leadership, which includes the executive officers and the Company's Board of Directors. As a public company, officers and Board members are fiscally prudent and legally responsible for proper use of Company funds and assets. The Company expects high standards of ethical conduct from its Board members, management and all employees as described in Cavco's Corporate Governance Guidelines and Code of Conduct. We continue to focus on setting clear expectations. Our Executive Team will continue its stewardship through direct oversight and involvement. Cavco's Corporate Governance Guidelines, the charters of committees of our Board of Directors and our Code of Conduct can be found in the General Document section on our investor relations website at www.investor.cavco.com. Unless expressly noted, the information on our investor relations website or any other website is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report or any other filing we make with the Securities Exchange Commission ("SEC"). Additional information on our Corporate Governance policies can be found in our proxy statement filed with the SEC.
Human Capital Resources
Our workforce is made up of approximately 7,000 skilled full-time team members. We believe that an engaged, productive workforce is critically important to creating shareholder value. To that end, we are committed to providing a safe workplace and opportunities for professional growth and advancement based on performance, qualification, demonstrated skill and achievement at a fair wage.
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
We also have a number of internal programs and campaigns to enhance the culture and capability of our workforce. Driven by our aspiration to make a difference by focusing on excellence, we implemented our SPARK initiative, which is designed to improve the onboarding experience of our team members and drive retention. Our IGNITION program provides leadership training to new managers and other employees in supervisory roles to enhance communication and other critical management skills to improve the oversight and motivation of other employees. This training includes increasing technical skills, improving professional skills, expanding technology experience and educating on safety and security protocols, to name a few.
We have a multi-channel bi-lingual compliance training initiative so that our team members will understand our commitment to, and their responsibility for, maintaining high standards of integrity in the workplace. The program has been rolled out through our learning management system, with each new and existing team member being provided the same training.
We intend to be an employer of choice. To that end, we consistently assess the current landscape and labor market to refine our total rewards programs. We also monitor our progress in raising the incomes of our lowest wage earners so they can achieve success for themselves and their families. As mentioned above, we have started a program called Homes for Our Own. This program generally involves education and financial assistance for employees aspiring to own their own home. We strive to help employees understand the home buying process, from getting financially ready to buy and maintain a home to how the actual process works.
Available Information
The Company's periodic and current reports, proxy statements, as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge through our web site, www.cavcoindustries.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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
Business and Operational Risks
The impact of local or national emergencies can adversely affect our financial results, condition and prospects, including such impacts from state and federal regulatory action that restrict our ability to operate our business in the ordinary course and impacts on (i) customer demand and the availability of financing for our products, (ii) our supply chain and the availability of raw materials for the manufacture of our products, (iii) the availability of labor and the health and safety of our workforce and (iv) our liquidity and access to the capital markets
Severe weather conditions, natural disasters, hostilities and social unrest, terrorist activities, health epidemics or pandemics, concerns about the stability and solvency of financial institutions (such as liquidity concerns raised by the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank), or other local or national emergencies (both ones quickly resolved and ones that endure over long periods of time) can adversely affect consumer spending and confidence levels, the ability to obtain financing and supply availability and costs, as well as local operations in impacted markets, all of which can affect our financial results, condition and prospects. Our sales of affordable homes are largely dependent on the ability of consumers to obtain financing for the purchase of a home. Consumer financing is dependent on a number of economic factors, including the employment status of borrowers, which may be adversely affected by local or national emergencies. Consumer confidence is also an important factor to support home purchases and is subject to the adverse effects of an emergency situation. Our products are produced in a manner that is considered labor-intensive and requires a consistent and available workforce, which may be adversely affected by a large-scale decline in public health conditions or other emergencies.
The Company's results of operations can be adversely affected by labor shortages and the pricing and availability of transportation or raw materials
The homebuilding industry has from time-to-time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets. This includes high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers' health and safety, wage and hour practices and immigration patterns or restrictions. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
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
Shutdowns or delays at the United States/Mexico border could affect the Company's ability to ship materials to and receive finished goods from our Mexico production facilities
We have two production lines in Mexico which are dependent upon receiving materials from our facility in Presidio, Texas. Shutdown or delays at the United States/Mexico border could impact production at those facilities and our ability to receive the finished goods from those facilities, each of which could adversely affect our results of operations.

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
The Company's results of operations could be adversely affected by significant warranty and construction defect claims on factory-built housing
In the ordinary course of business, we are subject to home warranty and construction defect claims. We record a reserve for estimated future warranty costs relating to homes sold based upon an assessment of historical claim experience. Construction defect claims may arise significantly after product completion. Although we maintain general liability insurance and reserves for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. Additionally, the cost of insurance has increased significantly in recent years. If we are not able to maintain current levels of coverage, or if warranty and construction defect claims exceed current levels, our results of operations or financial condition could be adversely affected.
Some of the Company's manufacturing production employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs
Certain manufacturing production employees (approximately 6% of our total employees) are represented by unions and are covered by collective bargaining agreements, which expire in February 2024 and May 2026. Wages, health and welfare benefits, work rules and other issues have historically been negotiated in a reasonable amount of time and have previously not resulted in any extended work stoppages. However, if we are unable to negotiate acceptable new agreements, it could result in worker strikes, loss of business, disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which would have an adverse effect on our business and results of operations.
Products supplied to the Company or work done by subcontractors can expose the Company to risks that could adversely affect its business
We sometimes rely on subcontractors to perform certain processes such as home setup or warranty work. In some cases, subcontractors may use improper processes or defective materials, which could result in the need for us to perform repairs on homes. In addition, although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations or governmental guidelines. When we learn of practices that do not comply with applicable laws, regulations or guidelines, we move proactively to stop the non-complying practices as soon as possible. However, regardless of the steps we take after we learn of improper practices, we can in some instances be subject to fines or other governmental penalties and our reputation can be injured due to the practices having taken place.

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
If customers do not repay their loans, we may repossess or foreclose on the secured property in order to liquidate the loan collateral and minimize losses. The homes and land securing the loans are subject to fluctuating market values and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Home price depreciation and elevated levels of unemployment may result in additional defaults and increase the severity of loss upon collateral liquidation.
Some of the loans we originate, or may originate in the future, may not have a liquid market or the market may contract rapidly causing the loans to become illiquid. Although we offer loan products and price our loans at levels that we believe are marketable at the time of credit application approval, market conditions for such loans may deteriorate rapidly and significantly. Our ability to respond to changing market conditions is affected by credit approval and funding commitments we make in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for loan products.

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
The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources that provide floor plan financing to industry distributors, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under floor plan financing arrangements. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $177.9 million as of April 1, 2023, before reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. In addition, the ability to recover losses on homes repurchased could be at risk in a declining price environment.
A write-off of all or part of the Company's goodwill could adversely affect its results of operations and financial condition
As of April 1, 2023, 9% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows expected to be derived from our manufacturing operations will be substantially reduced.

If the Company is unable to establish or maintain relationships with its independent distributors who sell the Company's homes, revenue could decline
During fiscal year 2023, approximately 83% of our sales of factory-built homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
The Company's business and operations are concentrated in certain geographic regions, which could be impacted by market declines
Our operations are concentrated in certain states, most notably Texas, California, Florida, Arizona and Oregon. Due to the concentrated nature of the operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact our results of operations more than those of other companies that are more geographically dispersed.
We operate 29 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Fort Worth, Seguin and Waco, and a facility in Presidio that serves as a shipping point for homes produced in Mexico. Further, of the 64 Company-owned retail stores, 50 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. We have loan contracts secured by factory-built homes located in 28 states, including Texas, Florida, New Mexico and Oklahoma. Standard Casualty also specializes in writing contracts for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets.
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
Over time, home-only lenders have tightened the credit underwriting standards for loans to purchase manufactured homes, which has reduced lending volumes and negatively impacted our revenue. Most of the national lenders that have historically provided home-only loans have exited the manufactured housing sector of the home loan industry. Retail sales of manufactured housing could be adversely affected if remaining retail lenders curtail industry lending activities or exit the industry altogether.
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
Availability of wholesale financing for industry distributors continues to be limited to a few floor plan lenders and lending limits may be reduced from time to time, which can negatively affect distributor demand
Manufactured housing distributors generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Our independent distributors rely primarily on 21st Mortgage Corporation and smaller national and regional lending institutions that specialize in providing wholesale floor plan financing to manufactured housing distributors. Floor plan financing providers could further reduce their levels of floor plan lending. Reduced availability of floor plan lending negatively affects the inventory levels of our independent distributors, the number of retail sales center locations and related wholesale demand, and the availability of, and access to, capital on an ongoing basis.
The Company's operating results could be affected by market forces and declining housing demand
As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment levels, employment growth, interest rates, consumer confidence, home input supply availability, land availability and development costs, suppliers impacted by global conflicts, apartment and rental housing vacancy levels, inflation, deflation, bank-specific and broader financial institution liquidity risk and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenues, earnings or financial position.
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
Deterioration in economic conditions and turmoil in financial markets could reduce the Company's earnings and financial condition
Deterioration in global, national, regional or local economic conditions and turmoil in financial markets could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, trade tariffs, foreign currency exchange rates, interest rates and adverse developments with respect to specific financial institutions or the broader financial services industry may further reduce demand for our products or have an adverse effect on the availability of financing to our customers, which could negatively affect our business, results of operations and financial condition.
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
Changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on the Company's operations and profitability
We are subject to regulation by the United States Department of Transportation, the EPA, the United States Department of Homeland Security and other state and federal agencies. Future laws and regulations or changes to existing laws and regulations may be more stringent, require changes in our operating practices, or require us to incur significant additional costs, which could materially adversely affect our business, financial condition, and results of operations.

The Company may face risks related to the SEC litigation, including potential shareholder litigation or potential reputational damage that the Company may suffer as a result of the litigation
As disclosed in Part I, Item 3, Legal Proceedings, on September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer ("former CEO") and the Company's former Chief Financial Officer, alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934 (the "Exchange Act") based on trading in the shares of another company directed by the former CEO that resulted in an unrealized gain of approximately $265,000. In fiscal 2022, the Company recorded an accrual relating to this loss contingency. On September 23, 2022, the United States District Court for the District of Arizona approved the settlement of the SEC action against the Company. Without admitting or denying the findings of the consent judgment, the Company agreed to the imposition of an injunction against future violations of the antifraud and internal accounting control provisions of the Exchange Act and a monetary penalty of $1.5 million, which did not have a material impact on the Company's financial statements. The settlement resolves all claims in such action against the Company.
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

Certain provisions of the Company's organizational documents could delay or make more difficult a change in control of the Company
Certain provisions of the Company's Restated Certificate of Incorporation, as amended, and Third Amended and Restated Bylaws could delay or make more difficult transactions involving a change of control and may have the effect of entrenching the current management or possibly depressing the market price of the Company's common stock. For example, the Company's Restated Certificate of Incorporation, as amended, and Third Amended and Restated Bylaws authorize blank series preferred stock, establish a staggered board of directors and impose certain procedural and other requirements for stockholder proposals.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to the Company's core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities for factory-built housing segment:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Riverside, California	1960	Owned	107,000
Nampa, Idaho	1957	Owned	171,000
Glendale, Arizona	2022	Owned	118,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Deming, New Mexico	2001	Owned	170,000
Duncan, Oklahoma	2022	Owned	170,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Ojinaga, Mexico (1)	2011	Owned	145,000
Ojinaga, Mexico (2)	2018	Owned	127,000
Montevideo, Minnesota	1982	Owned	305,000
Dorchester, Wisconsin	1975	Leased	160,000
Nappanee, Indiana	1971	Owned	341,000
Goshen, Indiana	1972	Owned	163,000
Lafayette, Tennessee	1996	Owned	149,000
Moultrie, Georgia	2003	Owned	230,000
Douglas, Georgia	1988	Owned	142,000
Shippenville, Pennsylvania (1)	1972	Owned	162,000
Shippenville, Pennsylvania (2)	1988	Owned	164,000
Emlenton, Pennsylvania	2004	Owned	126,000
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Cherryville, North Carolina	1973	Owned	254,000
Hamlet, North Carolina	2022	Owned	184,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities for factory-built housing segment:
Presidio, Texas	2011	Owned	69,000
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000

Inactive manufacturing facilities for factory-built housing segment:
Plant City, Florida	Owned	94,000
Administrative and other locations:
Phoenix, Arizona (factory-built housing)	Leased	23,000
Duncan, Oklahoma (factory-built housing)	Owned	10,700
Addison, Texas (financial services)	Leased	24,000
Plano, Texas (financial services)	Leased	11,000
New Braunfels, Texas (financial services)	Owned	9,000
Elkhart, Indiana (factory-built housing)	Leased	23,000
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
As of May 12, 2023, the Company had 520 stockholders of record and approximately 30,000 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, we have not paid any dividends on the Company's common stock. The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our Credit Agreement and liquidity or other requirements of state, corporate and other laws.
Issuer Purchases of Equity Securities
On May 25, 2022, the Company's Board of Directors approved a $100 million stock repurchase program that may be used to purchase its outstanding common stock. The repurchase program is funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended April 1, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($000s)
January 1, 2023 to February 4, 2023	90,244	$254.71	90,244	$42,743
February 5, 2023 to March 4, 2023	24,702	278.12	24,702	35,873
March 5, 2023 to April 1, 2023	511	278.66	511	35,731
	115,457		115,457

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended April 1, 2023, with that of the Nasdaq Composite Index and the iShares U.S. Home Construction ETF. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 31, 2018, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/31/2018	3/30/2019	3/28/2020	4/3/2021	4/2/2022	4/1/2023
Cavco Industries, Inc.	$100	$68	$85	$134	$140	$183
Nasdaq Composite Index	$100	$109	$106	$191	$202	$173
iShares U.S. Home Construction ETF	$100	$90	$78	$179	$155	$184

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
3/31/18
3/30/19
3/28/20
4/3/21
4/2/22
4/1/23
Cavco Industries, Inc.
Nasdaq Composite Index
iShares U.S. Home Construction ETF

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about the Company's plans, strategies and prospects under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our liquidity and financial resources; our outlook with respect to the Company and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; increasing interest rates; potential acquisitions, strategic investments and other expansions; operational and legal risks; how we may be affected by the COVID-19 pandemic or any other pandemic or outbreak; labor shortages and the pricing and availability of raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies.
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
Introduction
The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes that appear in Part IV of this Annual Report. References to "Note" or "Notes" pertain to the Notes to the Consolidated Financial Statements.
Company Outlook
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at April 1, 2023 was approximately $244 million in wholesale sales values, down $870 million from $1.1 billion one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.
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

In the financial services segment, we continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2023, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors; however, mandatory extended forbearance under the CARES Act and certain other regulations related to COVID-19 could negatively impact cash obligations in the future.
The lack of an efficient secondary market for manufactured home-only loans and the limited number of institutions providing such loans result in higher borrowing costs for home-only loans and continue to constrain industry growth. We work independently and with other industry participants to develop secondary market opportunities for manufactured home-only loans and non-conforming mortgage portfolios and expand lending availability in the industry. Additionally, we continue to invest in community-based lending initiatives that provide home-only financing to residents of certain manufactured home communities. We also develop and invest in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations and reduce our exposure to the actions of independent lenders.
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
The insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are mitigated by reinsurance contracts in place as part of our loss mitigation structure. Purchasing reinsurance contracts mitigates the frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time. Under these agreements, we may be required to repurchase and reestablish the reinsurance contracts for the remainder of the year to the extent that they have been utilized. See Note 15 to the Consolidated Financial Statements for additional information.

Results of Operations
Fiscal Year 2023 Compared to Fiscal Year 2022
Net Revenue.
Net revenue consisted of the following for fiscal years 2023 and 2022, respectively:

	Year Ended
($ in thousands, except revenue per home sold)	April 1, 2023	April 2, 2022	Change
Net revenue:
Factory-built housing	$2,069,450	$1,556,283	$513,167	33.0%
Financial services	73,263	70,875	2,388	3.4%
	$2,142,713	$1,627,158	$515,555	31.7%

Total homes sold	19,376	16,697	2,679	16.0%

Net factory-built housing revenue per home sold	$106,805	$93,207	$13,598	14.6%
In the factory-built housing segment, the increase in Net revenue was primarily due to higher home selling prices and sales volume, which provided $263.4 million and $221.5 million, respectively, and the acquisition of Solitaire Homes which contributed $28.3 million.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail stores ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, including, but not limited to, installation, utility connections, site improvements, landscaping and additional services. Changes to the proportion of home sales among our distribution channels between reporting periods impacts the overall net revenue per home sold. For fiscal 2023, we sold 16,066 homes Wholesale and 3,310 Retail versus 13,888 homes Wholesale and 2,809 homes Retail in the prior year. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Fluctuations in net factory-built housing revenue per home sold are also partially the result of changes in the number of modules per home, the selection of different home types/models and optional home upgrades, creating changes in product mix. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold. The table below presents the mix of modules and homes sold for the fiscal years 2023 and 2022, respectively:

	Year Ended
	April 1, 2023		April 2, 2022		Change
	Modules	Homes	Modules	Homes	Modules	Homes
HUD code homes	26,288	15,565	24,497	14,136	7.3%	10.1%
Modular homes	5,578	2,792	3,569	1,742	56.3%	60.3%
Park model RVs	1,019	1,019	819	819	24.4%	24.4%
	32,885	19,376	28,885	16,697	13.8%	16.0%

Financial services segment Net revenue increased 3.4% primarily due to $3.7 million from more insurance policies in force in the current year partially offset by market fluctuations on marketable equity securities in the insurance subsidiary's portfolio, which reduced revenues by $1.1 million year-over-year.
Gross Profit.
Gross profit consisted of the following for fiscal years 2023 and 2022, respectively:

	Year Ended
($ in thousands)	April 1, 2023	April 2, 2022	Change
Gross profit:
Factory-built housing	$523,529	$372,250	$151,279	40.6%
Financial services	31,403	36,499	(5,096)	(14.0)%
	$554,932	$408,749	$146,183	35.8%

Gross profit as % of Net revenue:
Consolidated	25.9%	25.1%	N/A	0.8%
Factory-built housing	25.3%	23.9%	N/A	1.4%
Financial services	42.9%	51.5%	N/A	(8.6)%
In the factory-built housing segment, Gross profit increased from the higher home sales prices and more units sold, partially offset by higher input costs. In the financial services segment, Gross profit decreased primarily due to higher weather-related claims and market fluctuations of the marketable equity securities in the insurance subsidiary's portfolio.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2023 and 2022, respectively:

	Year Ended
($ in thousands)	April 1, 2023	April 2, 2022	Change
Selling, general and administrative expenses:
Factory-built housing	$237,898	$186,278	$51,620	27.7%
Financial services	20,425	19,975	450	2.3%
	$258,323	$206,253	$52,070	25.2%

Selling, general and administrative expenses as % of Net revenue:	12.1%	12.7%	N/A	(0.6)%
Selling, general and administrative expenses related to factory-built housing increased primarily due to $24.3 million in higher wages, benefits and incentive compensation expense on improved earnings, $3.4 million of higher legal expense related to the SEC inquiry and related settlement and $4.5 million attributable to Solitaire Homes. As announced on September 23, 2022, the United States District Court for the District of Arizona approved the settlement of the SEC action against the Company regarding alleged securities trading in the shares of another company directed by our former CEO. The settlement resolves all claims in the action against the Company, but we remain obligated for ongoing indemnification for a former officer of the Company.
As a percentage of Net revenue, Selling, general and administrative expenses improved 60 basis points from better utilization of fixed costs on higher sales.

Interest Income.
Interest income was $10.7 million in fiscal year 2023 and $3.5 million in fiscal year 2022. The increase is due to higher interest rates on our cash balances and increased lending under our commercial loan programs.
Interest Expense.
Interest expense was $0.9 million in fiscal year 2023 and $0.7 million in fiscal year 2022 and consists primarily of interest related to finance leases and floor plan financing at our Craftsman retail location.
Other Income, net.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, gains and losses from the sale of property, plant and equipment and partnership income from our unconsolidated joint ventures. For fiscal years 2023 and 2022, Other income, net was $0.4 million and $6.7 million, respectively. The current year includes $0.8 million of gains on corporate equity securities compared to $1.3 million of gains in the prior year. Partnership income decreased to $0.8 million in fiscal 2023 from $1.5 million in fiscal 2022 mostly as a result of acquiring a majority interest, and thus consolidating, one of our non-marketable equity investments during fiscal 2022. This transaction also resulted in a $3.3 million revaluation gain of our investment during the prior fiscal year. The current year gains were partially offset by sale and disposition of property, plant and equipment during the year.
Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2023 and 2022, respectively:

	Year Ended
($ in thousands)	April 1, 2023	April 2, 2022	Change
Income before income taxes:
Factory-built housing	$296,415	$197,282	$99,133	50.2%
Financial services	10,348	14,707	(4,359)	(29.6)%
	$306,763	$211,989	$94,774	44.7%
Income Tax Expense.
Income tax expense was $65.9 million, resulting in an effective tax rate of 21.5% for the fiscal year ended April 1, 2023, compared to income tax expense of $14.2 million and an effective rate of 6.7% for the fiscal year ended April 2, 2022. The lower effective tax rate in the prior year period primarily related to $35.7 million in net tax credits related to the sale of energy efficient homes available under the Internal Revenue Code §45L.
Fiscal Year 2022 Compared to Fiscal Year 2021
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K, as supplemented with the information below.
Interest Income.
Interest income was $3.5 million in fiscal year 2022 and $2.1 million in fiscal year 2021. The increase is primarily due to higher interest income on commercial loans from the addition of Commodore, adding $1.2 million, and higher interest rates on invested cash balances during the year.

Other Income, net.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, gains and losses from the sale of property, plant and equipment and partnership income from our unconsolidated joint ventures. Other income, net was $6.7 million in both fiscal year 2022 and 2021. Fiscal year 2022 included a $3.3 million revaluation gain recognized on the consolidation of an equity method investment, $1.3 million of unrealized gains on equity securities and $1.5 million of partnership income. Fiscal year 2021 included $4.5 million of unrealized gains on equity securities and $1.9 million of partnership income.
Liquidity and Capital Resources
We believe that cash and cash equivalents at April 1, 2023, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our recently implemented $50.0 million Revolving Credit Facility, of which no amounts were outstanding at April 1, 2023. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by our insurance subsidiary are generally not available to satisfy the claims of Cavco or its subsidiaries. We believe that stockholders' equity at the insurance subsidiary remains sufficient and do not believe that the ability to pay ordinary dividends to Cavco will be restricted per state regulations.
The following is a summary of the Company's cash flows for fiscal years 2023 and 2022, respectively:

	Year Ended
($ in thousands)	April 1, 2023	April 2, 2022	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$259,334	$339,307	$(79,973)
Net cash provided by operating activities	255,693	144,224	111,469
Net cash used in investing activities	(129,341)	(159,102)	29,761
Net cash used in financing activities	(102,196)	(65,095)	(37,101)
Cash, cash equivalents and restricted cash at end of the fiscal year	$283,490	$259,334	$24,156
Net cash provided by operating activities increased primarily from the increased profitability and managing retail inventory levels, partially offset by increased originations of consumer and commercial loans as discussed below.
Consumer loan originations increased $19.0 million to $178.0 million during the year ended April 1, 2023, from $159.0 million during the year ended April 2, 2022. Proceeds from the sale of consumer loans provided $186.0 million in cash, compared to $184.8 million in the previous year, a net increase of $1.2 million.
Commercial loan originations increased $64.2 million to $132.1 million during the year ended April 1, 2023, from $67.9 million during the year ended April 2, 2022. Proceeds from the collection on commercial loans provided $98.2 million in cash, compared to $74.3 million in the previous year, a net increase of $23.9 million.

Net cash used in investing activities for the year ended April 1, 2023 included the acquisition of Solitaire Homes and purchases of property, plant and equipment including our newly opened Glendale, Arizona and Hamlet, North Carolina facilities. Net cash used in investing activities for the year ended April 2, 2022 was primarily for the purchase of Commodore.
Net cash used in financing activities for the year ended April 1, 2023 was primarily related to common stock repurchases, partially offset by proceeds received from the exercise of stock options. Net cash used in financing activities for the year ended April 2, 2022 was mainly for the payments of tax liabilities on the exercise of stock options and payments on secured financings.
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
We have contractual lease obligations for certain production and retail locations, office space and equipment with durations ranging from monthly to 20 years. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. For additional information related to these obligations, see Note 9 to the Consolidated Financial Statements. In addition, we also have contingent commitments at April 1, 2023 consisting of contingent repurchase obligations, construction contingent commitments, interest rate lock commitments ("IRLCs") and forward loan sale commitments. For additional information related to these contingent obligations, see Note 17 to the Consolidated Financial Statements.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" in the Company's 2022 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2022 and 2021.
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

Income Taxes and Deferred Tax Assets and Liabilities. The determination of the need for, or amount of, any valuation allowance involves significant judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At April 1, 2023, based on historical profits earned and forecasted taxable profits, we determined that all deferred tax assets, except for certain state net operating loss deferred tax assets, would be utilized in future periods. Additionally, the overall state income tax rate is based on income apportionment by state, which is estimated using prior year results, along with expected current year impacts.
Goodwill and Other Intangibles. We evaluate the fair value of reporting units and when we record an impairment loss on goodwill. During the fourth quarter of fiscal year 2023 we conducted our annual goodwill impairment test and no impairment charges were recorded. The estimated fair values of our two reporting units exceeded their carrying values at the date of their most recent estimated fair value determination. However, estimated fair values would need to decrease by over 375% for there to be indicators of impairment. The fair value evaluation of intangible assets acquired includes the use of acceptable valuation approaches utilizing unobservable inputs, which may lead to a high level of uncertainty. These Level 3 inputs relate to forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of royalty and discount rates. The analysis depends upon a number of judgments, estimates and assumptions. Accordingly, such testing is subject to uncertainties, which could cause fair value to fluctuate.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. We may from time to time be exposed to interest rate risk inherent in our financial instruments. We manage exposure to these market risks through our regular operating and financing activities.
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

We are also exposed to market risks related to the consumer and commercial loan notes receivables. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of April 1, 2023 is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows:

($ in thousands)	Reduction in Fair Value
Consumer loans receivable	$1,327
Commercial loans receivable	647
Other secured financing	74
In originating loans for sale, we issue IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are also subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of April 1, 2023, we had outstanding IRLCs with a notional amount of $64.9 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in Prepaid expenses and other current assets for net favorable positions, or Accrued expenses and other current liabilities for net unfavorable positions, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming the level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would decrease the fair value of the obligations by approximately $0.1 million.
We have certain assets and liabilities for a production facility located in Ojinaga, Mexico, which imports raw materials and components and exports finished homes to our retail locations in the United States. This facility incurs expenses denominated in the Mexican Peso ("MXN") primarily for the payment of wages for employees, accounts payable arising from selling, general and administrative expenses, purchases of property plant and equipment and taxes imposed by foreign tax jurisdictions. Fluctuations in the exchange rate between the MXN and the US Dollar could have a material impact on our results of operations. A 10% change in exchange rates as of April 1, 2023 could have resulted in a revaluation loss of approximately $0.2 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of April 1, 2023, its disclosure controls and procedures were effective.
Management's Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework"). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of April 1, 2023.
The scope of management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Solitaire Homes, which is included in the 2023 consolidated financial statements of Cavco Industries, Inc. since the acquisition date of January 3, 2023 and which comprised approximately 11% of total assets and 1% of net revenues as of and for the year ended April 1, 2023, respectively.
The effectiveness of the Company's internal control over financial reporting as of April 1, 2023 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 1, 2023, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2023 and April 2, 2022, and the related consolidated statements of comprehensive income, stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three fiscal years in the period ended April 1, 2023, and the related notes of the Company and our report dated May 19, 2023 expressed an unqualified opinion.

As described in Management's Report on Internal Controls Over Financial Reporting, management has excluded Solitaire Inc. and other related entities (collectively "Solitaire Homes") from its assessment of internal control over financial reporting as of April 1, 2023, because it was acquired by the Company in a business combination completed in the fourth quarter of fiscal year 2023. We have also excluded Solitaire Homes from our audit of internal control over financial reporting. Solitaire Homes is a subsidiary whose total assets and net income represent approximately 11% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 1, 2023.

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
May 19, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended April 1, 2023.
The Company has a Code of Conduct that applies to all directors, officers and employees of the Company. A copy of the Company's Code of Conduct is located on the Company's website at www.cavcoindustries.com or will be mailed, at no charge, upon request submitted to Mickey R. Dragash, Secretary, Cavco Industries, Inc., 3636 North Central Avenue, Suite 1200, Phoenix, Arizona, 85012. If the Company makes any amendment to, or grants any waivers of, a provision of the Code of Conduct that applies to its principal executive officer, principal financial officer or principal accounting officer where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its website at www.cavcoindustries.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth information as of April 1, 2023, with respect to the Company's compensation plans and individual compensation arrangements under which the Company's equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	197,895	$116.37	271,080
Equity compensation plans not approved by stockholders	—	—	—
Total	197,895	$116.37	271,080

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules
Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.
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
Copies of any of the exhibits referred to below will be furnished at no cost to security holders who make a written request to Mickey R. Dragash, Secretary, Cavco Industries, Inc., 3636 North Central Avenue, Suite 1200, Phoenix, Arizona, 85012 or via the Company website (www.cavcoindustries.com).

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015
3.4	Third Amended and Restated Bylaws of Cavco	Exhibit 3.1 to the Periodic Report on Form 8-K filed on January 29, 2020
4.1	Description of Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on May 30, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Form of Restricted Stock Award Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2019
10.2.6*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement for Non-employee Directors	Exhibit 10.2.10 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2019
10.2.7*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Performance-based Restricted Stock Unit Award Agreement (2022)	Exhibit 10.2.7 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2022
10.2.8*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement for Employees	Filed herewith

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.2.9*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Performance-based Restricted Stock Unit Award Agreement (2023)	Filed herewith
10.3.1*	Employment Agreement, dated as of April 1, 2019, by and between William C. Boor and Cavco Industries, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2019
10.3.2*	Employment Agreement, dated as of April 1, 2019, by and between Mickey R. Dragash and Cavco Industries, Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on April 2, 2019
10.3.3*	Offer Letter, dated as of January 7, 2020, between the Company and Matthew Niño	Exhibit 10.3.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.3.4*	Compensatory Arrangements of Allison K. Aden, dated as of August 5, 2021	Current Report on Form 8-K filed on August 10, 2021
10.3.5*	Severance Agreement, dated as of November 2, 2021, by and between Allison K. Aden and Cavco Industries, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
10.3.6*	Severance Agreement, dated May 20, 2020, by and between Steven K. Like and Cavco Industries, Inc.	Exhibit 10.3.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.4*	Executive Officer Incentive Plans for Fiscal Year 2020	Current Report on Form 8-K filed on June 27, 2019
10.4.1*	Executive Officer Incentive Plans for Fiscal Year 2022	Current Report on Form 8-K filed on July 2, 2021
10.5*	Form of Indemnification Agreement	Exhibit 10.5 to Current Report on Form 8-K filed on April 2, 2019
10.6*	Form of Change in Control Agreement	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
10.7	Cavco Industries, Inc. Clawback Policy	Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.8
Asset Purchase Agreement, dated July 23, 2021, by and among Commodore Homes, LLC, The Commodore Corporation, TCC Clarion Limited Partnership, TCC Pennwest, LLC and each of the individual equityholders named therein, and Barry S. Shein, in his capacity as Sellers' representative
Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2021
10.9
Credit Agreement, dated as of November 22, 2022, among Cavco Industries, Inc., the guarantors party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer.
Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2022
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

CAVCO INDUSTRIES, INC.

Date:	May 19, 2023	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	May 19, 2023
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	May 19, 2023
Allison K. Aden	(Principal Financial Officer)

/s/ Paul W. Bigbee	Chief Accounting Officer	May 19, 2023
Paul W. Bigbee	(Principal Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 19, 2023
Steven G. Bunger

/s/ Susan L. Blount	Director	May 19, 2023
Susan L. Blount

/s/ David A. Greenblatt	Director	May 19, 2023
David A. Greenblatt

/s/ Richard A. Kerley	Director	May 19, 2023
Richard A. Kerley

/s/ Steven W. Moster	Director	May 19, 2023
Steven W. Moster

/s/ Julia W. Sze	Director	May 19, 2023
Julia W. Sze

CAVCO INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	F-2
Consolidated Balance Sheets as of April 1, 2023 and April 2, 2022	F-4
Consolidated Statements of Comprehensive Income for the Years Ended April 1, 2023, April 2, 2022 and April 3, 2021	F-5
Consolidated Statements of Stockholders' Equity And Redeemable Noncontrolling Interest for the Years Ended April 1, 2023, April 2, 2022 and April 3, 2021	F-6
Consolidated Statements of Cash Flows for the Years Ended April 1, 2023, April 2, 2022 and April 3, 2021	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cavco Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and its subsidiaries (the Company) as of April 1, 2023 and April 2, 2022, the related consolidated statements of comprehensive income, stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended April 1, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 19, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosures to which it relates.

Warranty Reserve
As described in Note 1 to the consolidated financial statements, the Company provides retail home buyers, builders or developers with a one year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The Company's warranty reserves were $31.4 million and $26.3 million as of April 1, 2023 and April 2, 2022, respectively, and estimated warranty costs are accrued in cost of sales at the time of sale. Management determines the warranty reserves based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used by management to calculate the warranty obligation are the estimated number of homes under warranty, including homes in distributor inventories, homes purchased by consumers within the one year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.
We identified the warranty reserve as a critical audit matter because of the significant judgments made by management to estimate costs related to warranty reserves at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management's estimates of future warranty claims based on historical claims paid, specifically due to significant growth since inception, introduction of new product lines, acquisitions, and variability in repair costs.
Our audit procedures related to the Company's significant estimates and assumptions of the warranty reserve include the following, among others:
•We obtained an understanding of the relevant controls related to the management's estimation of the warranty accrual, including controls over the historical warranty claim data and projected future warranty claims, and tested such controls for design and operating effectiveness. We tested management's process for determining the warranty reserve by evaluating the reasonableness of significant assumptions related to the estimation of future claims and the related costs to repair items under warranty.
•We evaluated the accuracy, completeness and relevance of the historical warranty claims as an input to management's warranty accrual calculation.
•We evaluated management’s ability to accurately estimate the warranty accrual by comparing the warranty accrual from the prior year to the actual warranty claims paid in the subsequent year.

/s/ RSM US LLP
RSM US LLP

We have served as the Company's auditor since 2015.

Phoenix, Arizona
May 19, 2023

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 1, 2023	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$271,427	$244,150
Restricted cash, current	11,728	14,849
Accounts receivable, net	89,347	96,052
Short-term investments	14,978	20,086
Current portion of consumer loans receivable, net	17,019	20,639
Current portion of commercial loans receivable, net	43,414	32,272
Current portion of commercial loans receivable from affiliates, net	640	372
Inventories	263,150	243,971
Prepaid expenses and other current assets	92,876	71,726
Total current assets	804,579	744,117
Restricted cash	335	335
Investments	18,639	34,933
Consumer loans receivable, net	27,129	29,245
Commercial loans receivable, net	53,890	33,708
Commercial loans receivable from affiliate, net	4,033	2,214
Property, plant and equipment, net	228,278	164,016
Goodwill	114,547	100,993
Other intangibles, net	29,790	28,459
Operating lease right-of-use assets	26,755	16,952
Total assets	$1,307,975	$1,154,972
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,730	$43,082
Accrued expenses and other current liabilities	262,661	251,088
Total current liabilities	293,391	294,170
Operating lease liabilities	21,678	13,158
Other liabilities	7,820	10,836
Deferred income taxes	7,581	5,528
Redeemable noncontrolling interest	1,219	825
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,337,125 and 9,292,278 shares, respectively	93	93
Treasury stock, at cost; 671,801 and 241,773 shares, respectively	(164,452)	(61,040)
Additional paid-in capital	271,950	263,049
Retained earnings	869,310	628,756
Accumulated other comprehensive loss	(615)	(403)
Total stockholders' equity	976,286	830,455
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,307,975	$1,154,972
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net revenue	$2,142,713	$1,627,158	$1,108,051
Cost of sales	1,587,781	1,218,409	869,074
Gross profit	554,932	408,749	238,977
Selling, general and administrative expenses	258,323	206,253	150,152
Income from operations	296,609	202,496	88,825
Interest income	10,679	3,537	2,144
Interest expense	(910)	(702)	(738)
Other income, net	385	6,658	6,681
Income before income taxes	306,763	211,989	96,912
Income tax expense	(65,922)	(14,247)	(20,266)
Net income	240,841	197,742	76,646
Less: net income attributable to redeemable noncontrolling interest	287	43	—
Net income attributable to Cavco common stockholders	$240,554	$197,699	$76,646

Comprehensive income
Net income	$240,841	$197,742	$76,646
Reclassification adjustment for securities sold	(16)	(17)	19
Applicable income taxes	3	4	(4)
Net change in unrealized position of investments held	(252)	(616)	(10)
Applicable income taxes	53	129	2
Comprehensive income	240,629	197,242	76,653
Less: comprehensive income attributable to redeemable noncontrolling interest	287	43	—
Comprehensive income attributable to Cavco common stockholders	$240,342	$197,199	$76,653

Net income per share attributable to Cavco common stockholders
Basic	$27.20	$21.54	$8.34
Diluted	$26.95	$21.34	$8.25
Weighted average shares outstanding:
Basic	8,844,326	9,178,593	9,189,052
Diluted	8,924,452	9,264,153	9,293,134

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders' Equity
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, March 28, 2020	9,173,242	$92	$—	$252,260	$355,144	$90	$607,586	$—
Cumulative effect of implementing ASU 2016-13, net	—	—	—	—	(733)	—	(733)	—
Net income	—	—	—	—	76,646	—	76,646	—
Other comprehensive income, net	—	—	—	—	—	7	7	—
Issuance of common stock under stock incentive plans	68,014	—	—	(2,817)	—	—	(2,817)	—
Stock-based compensation	—	—	—	4,392	—	—	4,392	—
Common stock repurchases	—	—	(1,441)	—	—	—	(1,441)	—
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Initial value of noncontrolling interest upon transaction	—	—	—	—	—	—	—	1,235
Net income	—	—	—	—	197,699	—	197,699	43
Other comprehensive loss, net	—	—	—	—	—	(500)	(500)	—
Issuance of common stock under stock incentive plans	51,022	1	—	4,155	—	—	4,156	—
Stock-based compensation	—	—	—	5,059	—	—	5,059	—
Common stock repurchases	—	—	(59,599)	—	—	—	(59,599)	—
Distributions	—	—	—	—	—	—	—	(375)
Subsequent change in redemption value	—	—	—	—	—	—	—	(78)
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	240,554	—	240,554	287
Other comprehensive loss, net	—	—	—	—	—	(212)	(212)	—
Issuance of common stock under stock incentive plans	44,847	—	—	2,637	—	—	2,637	—
Stock-based compensation	—	—	—	6,264	—	—	6,264	—
Common stock repurchases	—	—	(103,412)	—	—	—	(103,412)	—
Distributions	—	—	—	—	—	—	—	(780)
Subsequent change in redemption value	—	—	—	—	—	—	—	887
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES
Net income	$240,841	$197,742	$76,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,903	11,017	6,324
Provision for credit losses	(517)	(325)	(1,193)
Deferred income taxes	2,110	(1,732)	326
Stock-based compensation expense	6,264	5,059	4,392
Non-cash interest income, net	(457)	(1,629)	(3,312)
(Gain) loss on sale or retirement of property, plant and equipment, net	(281)	(220)	116
Gain on investments and sale of loans, net	(12,300)	(18,364)	(22,037)
Distribution of earnings from equity method investments	4,306	—	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	10,238	(27,268)	(4,597)
Consumer loans receivable originated	(177,970)	(158,988)	(161,562)
Proceeds from sales of consumer loans	186,017	184,849	167,067
Principal payments received on consumer loans receivable	8,967	11,553	14,126
Inventories	38,866	(73,804)	(17,699)
Prepaid expenses and other current assets	(20,037)	(28,309)	6,380
Commercial loans receivable originated	(132,050)	(67,896)	(54,021)
Principal payments received on commercial loans receivable	98,196	74,311	55,846
Accounts payable and accrued expenses and other current liabilities	(13,403)	38,228	47,229
Net cash provided by operating activities	255,693	144,224	114,031
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(44,106)	(18,653)	(25,537)
Payments for acquisitions, net	(105,662)	(141,429)	—
Proceeds from sale of property, plant and equipment and assets held for sale	1,816	1,329	240
Purchases of investments	(12,533)	(12,799)	(17,518)
Proceeds from sale of investments	18,931	12,450	19,466
Return of invested capital from equity method investments	12,213	—	—
Net cash used in investing activities	(129,341)	(159,102)	(23,349)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(1,072)	(266)	(5,493)
Proceeds from exercise of stock options	3,709	4,422	2,676
Proceeds from secured financings and other	—	106	64
Payments on secured financings and other	(641)	(9,383)	(2,788)
Payments for common stock repurchases	(103,412)	(59,599)	(1,441)
Distributions to noncontrolling interest	(780)	(375)	—
Net cash used in financing activities	(102,196)	(65,095)	(6,982)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,156	(79,973)	83,700
Cash, cash equivalents and restricted cash at beginning of the fiscal year	259,334	339,307	255,607
Cash, cash equivalents and restricted cash at end of the fiscal year	$283,490	$259,334	$339,307
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$82,438	$31,415	$19,469
Cash paid during the year for interest	$619	$451	$468
Supplemental disclosures of noncash activity:
Change in GNMA loans eligible for repurchase	$(2,494)	$(16,238)	$18,339
Right-of-use assets recognized and operating lease obligations incurred	$14,455	$4,414	$5,985
Fair value of assets acquired under finance lease	$—	$7,158	$—
Finance lease obligations incurred	$—	$6,351	$—
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. Specifically, amounts previously included in the current portion of secured financings are now recorded in Accrued expenses and other current liabilities, and Interest income, which was previously included in Other income, net, has been moved to Interest income. We have evaluated subsequent events after the balance sheet date of April 1, 2023, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC") and there were no disclosable subsequent events. In addition, references throughout to numbered "Notes" refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
Nature of Operations. Headquartered in Phoenix, Arizona, we design and produce factory-built housing products primarily distributed through a network of independent distributors located throughout the continental United States and Canada, as well as through Company-owned retail stores which offer our homes to retail customers. Our financial services segment is comprised of: a mortgage subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), which is an approved Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer and a Government National Mortgage Association ("Ginnie Mae" or "GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes; and an insurance subsidiary, Standard Casualty Co. ("Standard Casualty"), which provides property and casualty insurance primarily to owners of manufactured homes.
Fiscal Year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year ended on April 1, 2023. Fiscal years 2023 and 2022 consisted of 52 weeks, and fiscal year 2021 consisted of 53 weeks.
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
Factory-Built Housing Revenue Recognition - Wholesale. Revenue from homes sold to independent distributors, builders, communities and developers is generally recognized when the home is shipped, at which time title passes and it is probable that substantially all of the consideration will be received. Homes sold to independent distributors are generally either paid upon shipment or floor plan financed by the independent distributor through standard industry financing arrangements, which can include repurchase agreements. Manufacturing sales financed under floor plan arrangements that include repurchase agreements are reduced by a reserve for repurchase commitments (see Note 17).
Some of our independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended April 1, 2023.
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
Cash and Cash Equivalents. Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Our cash equivalents are primarily comprised of U.S. Treasury and other money market funds and other depository accounts, some of which are in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses on such excesses.
Restricted Cash. Restricted cash primarily represents cash related to CountryPlace customer payments to be remitted to third parties and deposits received from retail customers required to be held in trust accounts. These funds cannot be accessed for general operating purposes (see Note 3).
Accounts Receivable. We extend competitive credit terms on a customer-by-customer basis in the normal course of business, subject to normal industry risk, with many requiring a cash deposit with a sales order or payment upon delivery of a home. We review accounts receivable for estimated losses that may result from customers' inability to pay. As of April 1, 2023 and April 2, 2022, there were no allowances for doubtful accounts.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. Our investments include marketable debt and equity securities and non-marketable equity investments. Changes in unrealized net holding gains and losses on equity securities are reported in earnings. Unrealized net holding gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 4). As of April 1, 2023, we have determined that all losses on available-for-sale debt securities were from market factors, and therefore we had no valuation allowance on such investments.
Consumer Loans Receivable. Consumer loans receivable consist primarily of manufactured housing loans originated by CountryPlace (held for investment or held for sale) and construction advances on mortgages.
Loans held for investment consist of loan contracts collateralized by the borrowers' homes and, in some instances, related land. Construction loans in progress are stated at the aggregate amount of cumulative funded advances. Loans held for sale are loans that, at the time of origination, are originated with the intent to resell to investors with which the Company has pre-existing purchase agreements, such as Fannie Mae and Freddie Mac, or to sell as part of a Ginnie Mae insured pool of loans and consist of loan contracts collateralized by single-family residential mortgages. Loans held for sale are stated at the lower of amortized cost or fair value on an aggregate basis.

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
Commercial Loans Receivable. Our commercial loans receivable balance consists of amounts loaned under commercial loan programs for the benefit of our independent distributors and community operators' home purchasing needs. Under the terms of certain programs, we have entered into direct commercial loan arrangements with independent distributors and community operators wherein we provide funds to purchase home inventory or homes for placement in communities. Interest income on commercial loans receivable is recognized in Interest income in the Consolidated Statements of Comprehensive Income on an accrual basis.
Allowance for Loan Losses. Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") requires a forward-looking impairment model based on expected losses rather than incurred losses. As of April 1, 2023 and April 2, 2022, we had an allowance for loan losses of $1.2 million and $2.1 million, respectively, on our consumer loans receivable (see Note 6).
To determine the appropriate level of the allowance for loan loss on our commercial loans receivable, we collectively evaluate loans based on their terms and duration. We have historically been able to resell repossessed homes, thereby mitigating loss exposure. However, if a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. If we determine that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. We recorded allowance for loan losses of $1.6 million and $1.0 million at April 1, 2023 and April 2, 2022, respectively, related to commercial loans receivable (see Note 7).
Inventories. Raw material inventories are valued at the lower of cost or net realizable value, using the first in, first out method. Finished goods and work-in-process inventories are valued at the lower of cost or market, using the specific identification method.
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
Asset Impairment. We periodically evaluate the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are primarily determined based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. There were no impairment losses recognized in fiscal years 2023, 2022 or 2021.

Business Combinations. We account for business combinations in accordance with FASB Accounting Standards Codification ("ASC") 805, Business Combinations, using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In the fair value evaluation of intangible assets acquired, there are significant estimates and assumptions, including forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of the royalty rates and discount rates. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Goodwill and Other Intangibles. We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. As such, we test goodwill at least annually for impairment. The Company has two reporting segments: factory-built housing and financial services. As of April 1, 2023, all of our goodwill is attributable to the factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are generally amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
We performed our annual goodwill impairment analysis as of April 1, 2023, and as the fair value of the factory-built housing reporting unit was greater than the carrying value, there was no impairment recognized during fiscal years 2023, 2022 or 2021.
Warranties. We provide retail home buyers, builders or developers with a one year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. Estimated warranty costs are accrued in Cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated amount of homes still under warranty, including homes in distributor inventories, homes purchased by consumers within the one year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.
Volume Rebates. Certain distributors, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period on specified products. Volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
Freight. Substantially all freight costs are recovered from our distributors and are included in Net revenue. Freight charges of $61.5 million, $41.5 million and $29.3 million were recognized in fiscal years 2023, 2022 and 2021, respectively.
Reserve for Repurchase Commitment. We are contingently liable under terms of repurchase agreements with the financial institutions that provide inventory financing to certain distributors of our products. These arrangements, which are customary in the industry, provide the lender a guarantee that we will repurchase our products in the event of default by the distributor. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The risk of loss under these agreements is spread over numerous distributors and the repurchase price generally declines over the period of the agreement (generally 18 to 24 months), further reduced by the resale value of repurchased homes. We apply FASB ASC 460, Guarantees ("ASC 460") to account for our liability for repurchase commitments. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the distributor sells the home. Changes in the reserve are recorded as an adjustment to Net revenue. See Note 17 for further discussion.

Reserve for Property Casualty Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Our reserve process takes into account known facts and interpretations of circumstances and factors, including experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $10.9 million and $8.1 million as of April 1, 2023 and April 2, 2022, respectively, of which $4.4 million and $3.8 million related to incurred but not reported ("IBNR") losses, respectively.
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
Advertising. Advertising costs are expensed as incurred and were $2.0 million in fiscal year 2023, $1.4 million in fiscal year 2022 and $0.8 million in fiscal year 2021.
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
The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amounts of restricted cash, accounts receivable, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturity of the amounts. See Note 20 for the fair values of our other financial instruments and the inputs used.
Foreign Currency. We have certain assets and liabilities in Ojinaga, Mexico related to a production facility that imports raw materials and exports finished homes to our retail lots located in the United States. The monetary assets and liabilities of this production facility are remeasured at each balance sheet date at the current exchange rate. Monetary assets and liabilities and related revenues and expenses are remeasured monthly using the average rates for the fiscal month. Remeasurement adjustments are recorded in Other income, net in the Consolidated Statements of Comprehensive Income.

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
Interest Income. Interest income consists of the interest earned on invested cash as well as interest earned from our commercial loan programs, recorded on an accrual basis.
Other Income, net. Other income primarily consists of realized and unrealized gains and losses on corporate investments, gains and losses on the sale of property, plant and equipment or assets held for sale and impairment of such assets, if necessary.
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
We use historical data to estimate pre-vesting forfeitures and record stock-based compensation cost, using the straight-line attribution method, only for those awards that are expected to vest. Compensation expense related to performance-based awards is based on management's estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date (see Note 18).
Redeemable Noncontrolling Interest. We have a 70% interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman").
An additional 20% of the remaining equity of Craftsman is to be purchased on December 31, 2023 by us for cash. As mandatory redemption of this ownership interest is required and is due in less than one year, the fair value of this portion of the noncontrolling interest is recorded in Accrued expenses and other current liabilities of the Consolidated Balance Sheet. In each reporting period hereafter, until purchased by the Company, the mandatorily redeemable noncontrolling interest is adjusted to its current redemption value, based on a predetermined formula. Adjustments in the redemption value to the mandatorily redeemable noncontrolling interest are recorded to Other income, net.

The Craftsman Seller can require us to purchase their remaining 10% ownership ("Put Right") after December 31, 2023, for an amount specified in the Craftsman Purchase Agreement that is designed to approximate fair value. Likewise, we can require the Craftsman Seller to sell us their remaining 10% ownership based on the same timing as described above for the Put Right. As redemption of this remaining ownership is not a current obligation, the fair value of this portion of the noncontrolling interest is classified as a temporary equity mezzanine item between liabilities and stockholders' equity in the Consolidated Balance Sheets as Redeemable noncontrolling interest. The amount of income attributable to this noncontrolling interest is included on the face of the Consolidated Statements of Comprehensive Income.
Accumulated Other Comprehensive Income (loss). AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4) and is presented net of tax. Accumulated unrealized loss on available-for-sale debt securities at the end of fiscal year 2023 was $0.8 million before tax, with an associated tax amount of $0.2 million, resulting in a net unrealized loss of $0.6 million. Unrealized loss on available-for-sale debt securities for fiscal year 2022 was $0.5 million, with an associated tax amount of $0.1 million, for a net unrealized loss of $0.4 million.
Treasury Stock. We record repurchases of our common stock as treasury stock at cost. As we do not have a formal retirement plan for the shares acquired, and the ultimate disposition has not yet been decided, we show the cost of the acquired stock separately as a deduction from equity. Beginning January 1, 2023, the Inflation Reduction Act of 2022 imposed a 1% excise tax on the aggregate fair market value of stock repurchased by certain corporations during the taxable year, subject to adjustments. We have calculated the excise tax on purchases from the effective date through April 1, 2023, and this amount is recorded as an increase in our Treasury Stock.
Net Income Per Share. Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method (see Note 19).
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
Site Improvements on Retail Sales. We recognize sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements. Such services are provided as a convenience to the customer. As we are involved in the selection of subcontractors, under FASB ASC 606, Revenue from Contracts with Customers, we recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2023, 2022 and 2021 were $53.3 million, $43.9 million and $41.1 million, respectively.
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
Disaggregation of Revenue. The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands). All revenue from customers is recognized at a point in time, either when the customer takes delivery or when a third-party insurance contract is executed, as more fully discussed above.

	April 1, 2023	April 2, 2022	April 3, 2021
Factory-built housing
U.S. Housing and Urban Development code homes	$1,816,751	$1,335,904	$842,515
Modular homes	142,728	117,817	91,896
Park model RVs	57,920	42,219	46,862
Other	52,051	60,343	56,616
	2,069,450	1,556,283	1,037,889
Financial services
Insurance agency commissions received from third-party insurance companies	3,754	4,055	3,102
All other sources	69,509	66,820	67,060
	73,263	70,875	70,162
	$2,142,713	$1,627,158	$1,108,051
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	April 1, 2023	April 2, 2022
Cash related to CountryPlace customer payments to be remitted to third parties	$11,123	$13,857
Other restricted cash	940	1,327
	12,063	15,184
Less current portion	(11,728)	(14,849)
	$335	$335

Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	April 1, 2023	April 2, 2022	April 3, 2021
Cash and cash equivalents	$271,427	$244,150	$322,279
Restricted cash	12,063	15,184	17,028
	$283,490	$259,334	$339,307

4. Investments
Investments consisted of the following (in thousands):

	April 1, 2023	April 2, 2022
Available-for-sale debt securities	$18,555	$17,760
Marketable equity securities	9,989	16,780
Non-marketable equity investments	5,073	20,479
	33,617	55,019
Less short-term investments	(14,978)	(20,086)
	$18,639	$34,933
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	April 1, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,567	$—	$(79)	$2,488
State and political subdivision debt securities	6,023	—	(254)	5,769
Corporate debt securities	10,745	—	(447)	10,298
	$19,335	$—	$(780)	$18,555

	April 2, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$1,668	$2	$(57)	$1,613
State and political subdivision debt securities	10,100	38	(232)	9,906
Corporate debt securities	6,502	1	(262)	6,241
	$18,270	$41	$(551)	$17,760

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	April 1, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,345	$(10)	$1,117	$(69)	$2,462	$(79)
State and political subdivision debt securities	251	—	4,792	(254)	5,043	(254)
Corporate debt securities	4,902	(136)	5,396	(311)	10,298	(447)
	$6,498	$(146)	$11,305	$(634)	$17,803	$(780)

	April 2, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,048	$(45)	$289	$(12)	$1,337	$(57)
State and political subdivision debt securities	3,884	(164)	1,246	(68)	5,130	(232)
Corporate debt securities	5,215	(231)	598	(31)	5,813	(262)
	$10,147	$(440)	$2,133	$(111)	$12,280	$(551)
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of April 1, 2023. Further, we do not intend to sell the investments, and it is more likely than not that we will not be required to sell the investments, before recovery of their amortized cost.
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	April 1, 2023
	Amortized Cost	Fair Value
Due in less than one year	$3,704	$3,626
Due after one year through five years	12,172	11,551
Due after five years through ten years	501	501
Due after ten years	391	389
Mortgage-backed securities	2,567	2,488
	$19,335	$18,555
We recognize investment gains and losses on available-for-sale debt securities when we sell or otherwise dispose of securities using the specific identification method. There were no gross gains realized on the sale of available-for-sale debt securities for fiscal year 2023, an insignificant amount of gross gains realized on the sale of available-for-sale debt securities in fiscal year 2022 and none in fiscal year 2021. There were no gross losses realized on the sale of available-for-sale debt securities in either fiscal year 2023 or 2022, and the gross losses realized on the sale of available-for-sale debt securities in fiscal year 2021 were insignificant.

We recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses on marketable equity securities for fiscal years 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Marketable equity securities:
Net gain recognized during the period	$561	$2,160	$8,515
Less: Net (gains) recognized on securities sold during the period	(958)	(551)	(2,191)
Unrealized (losses) gains recognized during the period on securities still held	$(397)	$1,609	$6,324
5. Inventories
Inventories consisted of the following (in thousands):

	April 1, 2023	April 2, 2022
Raw materials	$92,045	$95,929
Work in process	29,022	30,638
Finished goods	142,083	117,404
	$263,150	$243,971
The inventories above include $34.1 million of inventory that was acquired with Solitaire Homes and remains on hand at April 1, 2023. Such inventory is recorded at fair value which approximates sales price.
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	April 1, 2023	April 2, 2022
Loans held for investment, previously securitized	$21,000	$26,014
Loans held for investment	13,117	14,771
Loans held for sale	10,846	8,500
Construction advances	706	3,547
	45,669	52,832
Deferred financing fees and other, net	(368)	(833)
Allowance for loan losses	(1,153)	(2,115)
	44,148	49,884
Less current portion	(17,019)	(20,639)
	$27,129	$29,245

The allowance for loan losses reflects our judgment of the probable loss exposure on loans held for investment. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	April 1, 2023	April 2, 2022
Allowance for loan losses at beginning of period	$2,115	$3,188
Change in estimated loan losses, net	(944)	(541)
Charge-offs	(37)	(532)
Recoveries	19	—
Allowance for loan losses at end of period	$1,153	$2,115
The consumer loans held for investment had the following characteristics:

	April 1, 2023	April 2, 2022
Weighted average contractual interest rate	8.18%	8.32%
Weighted average effective interest rate	8.82%	9.21%
Weighted average months to maturity	150	151
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	April 1, 2023	April 2, 2022
Current	$43,252	$49,546
31 to 60 days	1,247	1,202
61 to 90 days	213	41
91+ days	957	2,043
	$45,669	$52,832
The following table disaggregates gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$9,471	$185	$1,051	$1,982	$1,191	$16,601	$30,481
Near Prime- FICO score 620-679	1,695	—	1,012	1,131	1,550	8,244	13,632
Sub-Prime- FICO score less than 620	84	—	19	51	—	1,033	1,187
No FICO score	—	—	—	—	24	345	369
	$11,250	$185	$2,082	$3,164	$2,765	$26,223	$45,669

	April 2, 2022
	2022	2021	2020	2019	2018	Prior	Total
Prime- FICO score 680 and greater	$8,155	$1,615	$2,371	$1,339	$853	$20,485	$34,818
Near Prime- FICO score 620-679	1,661	1,274	1,413	1,976	617	9,266	16,207
Sub-Prime- FICO score less than 620	45	20	52	—	—	1,318	1,435
No FICO score	—	—	—	26	—	346	372
	$9,861	$2,909	$3,836	$3,341	$1,470	$31,415	$52,832
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of April 1, 2023, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. As of April 2, 2022, 39% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 17% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of consumer loans receivable as of April 1, 2023 or April 2, 2022.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the estimated costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $1.1 million as of April 1, 2023 and $0.5 million as of April 2, 2022, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $0.5 million and $1.1 million as of April 1, 2023 and April 2, 2022, respectively.
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
Commercial loans receivable, net consisted of the following, by class of financing notes receivable (in thousands):

	April 1, 2023	April 2, 2022
Loans receivable	$103,726	$69,693
Allowance for loan losses	(1,586)	(1,011)
Deferred financing fees, net	(163)	(116)
	101,977	68,566
Less current portion of commercial loans receivable (including from affiliates), net	(44,054)	(32,644)
	$57,923	$35,922

The commercial loans receivable balance had the following characteristics:

	April 1, 2023	April 2, 2022
Weighted average contractual interest rate	7.6%	6.4%
Weighted average months outstanding	9	9
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
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	April 1, 2023	April 2, 2022
Balance at beginning of period	$1,011	$816
Purchase accounting additions	—	408
Change in estimated loan losses, net	575	(213)
Balance at end of period	$1,586	$1,011
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. Our policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. We will resume accrual of interest once these factors have been remedied. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal, and charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At April 1, 2023, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
The following table disaggregates our commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	April 1, 2023
	2023	2022	2021	2020	2019	Total
Performing	$80,193	$16,028	$4,071	$2,203	$1,231	$103,726

	April 2, 2022
	2022	2021	2020	2019	2018	Total
Performing	$52,592	$10,181	$4,031	$1,391	$1,498	$69,693
As of April 1, 2023 and April 2, 2022, 17.8% and 24.9%, respectively, of our outstanding commercial loans receivable principal balance was concentrated in New York. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of April 1, 2023 or April 2, 2022.
We had concentrations with one independent third-party and its affiliates that equaled 12.0% and 13.7% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of April 1, 2023 and April 2, 2022, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	April 1, 2023	April 2, 2022
Property, plant and equipment, at cost:
Buildings and improvements	$167,291	$100,775
Machinery and equipment	76,826	48,638
Land	39,822	32,154
Construction in progress	5,472	29,281
	289,411	210,848
Accumulated depreciation	(61,133)	(46,832)
	$228,278	$164,016
Depreciation expense was $14.8 million in fiscal year 2023, $9.6 million in fiscal year 2022 and $5.6 million in fiscal year 2021.
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

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of April 1, 2023 and April 2, 2022 (in thousands):

	Classification	April 1, 2023	April 2, 2022
ROU assets
Operating lease assets	Operating lease right-of-use assets	$26,755	$16,952
Finance lease assets	Property, plant and equipment, net (1)	6,088	7,070
Total lease assets		$32,843	$24,022

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$6,262	$5,085
Finance lease liabilities	Accrued expenses and other current liabilities	347	347
Non-current:
Operating lease liabilities	Operating lease liabilities	21,678	13,158
Finance lease liabilities	Other liabilities	5,896	5,969
Total lease liabilities		$34,183	$24,559
(1) Recorded net of accumulated amortization of $0.3 million and $0.1 million as of April 1, 2023 and April 2, 2022, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statements of Comprehensive Income for the years ended April 1, 2023, April 2, 2022 and April 3, 2021 (in thousands):

		Year Ended
Lease Expense Category	Classification	April 1, 2023	April 2, 2022	April 3, 2021
Operating lease expense (2)
	Cost of sales	$1,190	$1,160	$1,105
	Selling, general and administrative expenses	4,059	3,636	3,327
Finance lease expense
Amortization of leased assets	Cost of sales	175	109	39
Interest on lease liabilities	Interest expense	283	151	17
Total lease expense		$5,707	$5,056	$4,488
(2) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases were as follows (in thousands):

	April 1, 2023	April 2, 2022	April 3, 2021
Operating leases	$5,609	$4,794	$4,164
Finance leases	356	220	79

The present value of minimum payments for future fiscal years under non-cancelable leases as of April 1, 2023 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$6,397	$356	$6,753
2024	5,551	356	5,907
2025	5,073	356	5,429
2026	2,673	356	3,029
2027	2,174	356	2,530
Thereafter	11,913	10,585	22,498
	33,781	12,365	46,146
Less: Amount representing interest	(5,841)	(6,122)	(11,963)
	$27,940	$6,243	$34,183
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of April 1, 2023:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	8.2	4.5%
Finance leases	34.8	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	April 1, 2023			April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$114,547	$—	$114,547	$100,993	$—	$100,993
Trademarks and trade names	16,980	—	16,980	15,680	—	15,680
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	132,627	—	132,627	117,773	—	117,773
Finite lived:
Customer relationships	16,900	(5,818)	11,082	19,500	(8,392)	11,108
Other	1,114	(486)	628	1,924	(1,353)	571
	$150,641	$(6,304)	$144,337	$139,197	$(9,745)	$129,452

Changes in the carrying amount of Goodwill were as follows for the years ended April 1, 2023 and April 2, 2022 (in thousands). See Note 23 for further information.

	April 1, 2023	April 2, 2022
Balance at beginning of period	$100,993	$75,090
Change in goodwill from Solitaire Homes acquisition	13,970	—
Change in goodwill from Commodore acquisition	(416)	21,308
Change in goodwill from Craftsman acquisition	—	4,595
Balance at end of period	$114,547	$100,993
Amortization expense recognized on intangible assets was $2.1 million during fiscal year 2023, $1.4 million during fiscal year 2022 and $0.7 million during fiscal year 2021. Customer relationships have a weighted average remaining life of 7.9 years and other finite lived intangibles have a weighted average remaining life of 3.5 years.
Expected amortization for future fiscal years is as follows (in thousands):

2024	$1,569
2025	1,530
2026	1,488
2027	1,415
2028	1,299
Thereafter	4,409
$11,710
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 1, 2023	April 2, 2022
Salaries, wages and benefits	$47,100	$54,172
Customer deposits	45,193	56,318
Estimated warranties	31,368	26,250
Unearned insurance premiums	27,901	24,917
Accrued volume rebates	22,858	18,641
Other	88,241	70,790
	$262,661	$251,088
12. Warranties
Activity in the liability for estimated warranties for fiscal years 2023, 2022 and 2021 was as follows (in thousands):

	April 1, 2023	April 2, 2022	April 3, 2021
Balance at beginning of period	$26,250	$18,032	$18,678
Purchase accounting additions	1,250	5,909	—
Charged to costs and expenses	50,157	40,678	28,352
Payments and deductions	(46,289)	(38,369)	(28,998)
Balance at end of period	$31,368	$26,250	$18,032

13. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	April 1, 2023	April 2, 2022
Finance lease payables	$6,243	$6,316
Other secured financing	2,379	2,933
Mandatorily redeemable noncontrolling interest	2,268	2,371
	10,890	11,620
Less current portion included in Accrued expenses and other current liabilities	(3,070)	(784)
	$7,820	$10,836
Scheduled maturities for future fiscal years of the Company's obligations consist of the following (in thousands). The mandatorily redeemable noncontrolling interest is due in December 2023 and is included in the current portion, recorded in Accrued expenses and other current liabilities.

2024	$3,070
2025	459
2026	398
2027	344
2028	305
Thereafter	6,314
$10,890
Actual payments may vary from those above, resulting from prepayments or other factors.
See Note 9 for further discussion of the finance lease obligations.
14. Debt
On November 22, 2022, we entered into a Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), providing for a $50 million revolving credit facility (the "Revolving Credit Facility"), which may be increased from time to time through adding one or more tranches of term loans (each an "Incremental Term Facility") up to an aggregate amount of $100 million.
Loans under the Revolving Credit Facility and any Incremental Term Facilities will bear interest at a rate equal to (i) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, "Term SOFR"), plus the "applicable rate" or (ii) the "base rate" (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) Term SOFR plus 1.00%) plus the "applicable rate." The applicable rate will be determined in accordance with a pricing grid based on the Company's Consolidated Total Leverage Ratio (as defined in the Credit Agreement) ranging from 1.125% to 1.350% per annum for Term SOFR rate loans and from 0.125% to 0.350% per annum for base rate loans. In addition, the Company will pay a commitment fee on the unused portion of the Revolving Credit Facility of 0.15% per annum.
The Revolving Credit Facility is recourse to certain of the Company's subsidiaries, on a joint and several basis as guarantors, but is unsecured.
The Credit Agreement includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million. The Credit Agreement also contains customary representations and warranties, and affirmative negative covenants.

As of April 1, 2023, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Year Ended
	April 1, 2023		April 2, 2022
	Written	Earned	Written	Earned
Direct premiums	$32,671	$29,775	$27,639	$25,543
Assumed premiums—nonaffiliated	34,153	32,809	31,693	30,579
Ceded premiums—nonaffiliated	(18,300)	(18,300)	(15,232)	(15,232)
	$48,524	$44,284	$44,100	$40,890
Typical insurance policies written or assumed have a maximum coverage of $0.4 million per claim, of which we cede $0.2 million of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $0.2 million per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $3.0 million per occurrence, up to a maximum of $100.0 million in the aggregate for that occurrence.
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
Standard Casualty establishes reserves for claims and claims expense on reported and IBNR claims of non-reinsured losses. The following details the activity in the reserve for fiscal years 2023, 2022 and 2021 (in thousands):

	April 1, 2023	April 2, 2022	April 3, 2021
Balance at beginning of period	$8,149	$7,451	$5,582
Net incurred losses during the year	33,466	25,962	23,041
Net claim payments during the year	(30,676)	(25,264)	(21,172)
Balance at end of period	$10,939	$8,149	$7,451
16. Income Taxes
The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. The following details the provision for income taxes for fiscal years 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Current
Federal	$51,190	$7,271	$16,823
State	12,709	8,768	3,128
Foreign	50	—	—
	63,949	16,039	19,951
Deferred
Federal	2,705	(1,257)	302
State	(732)	(535)	13
	1,973	(1,792)	315
	$65,922	$14,247	$20,266
A reconciliation of income taxes computed by applying the expected federal statutory income tax rate of 21% for fiscal years 2023, 2022 and 2021 to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	2023	2022	2021
Federal income tax at statutory rate	$64,420	$44,518	$20,351
State income taxes, net of federal benefit	12,172	8,075	3,422
Stock-based compensation	(884)	(1,421)	(2,710)
Tax credits	(10,847)	(37,488)	(1,356)
Other	1,061	563	559
	$65,922	$14,247	$20,266

Net deferred tax assets and liabilities were as follows (in thousands):

	April 1, 2023	April 2, 2022
Net deferred tax (liabilities) assets
Property, plant and equipment	$(16,763)	$(7,030)
Goodwill	(16,041)	(16,675)
Warranty reserves	7,355	5,913
Lease - Operating lease liability	6,323	4,270
Lease - Right of use assets	(6,050)	(3,968)
Salaries and wages	3,675	3,924
Accrued volume rebates	2,713	2,600
Research and experimentation expenditures	2,712	—
Inventory	2,151	2,192
Stock-based compensation	2,086	2,199
Loan discount	970	1,275
Unrealized gains on marketable equity investments	(5)	(1,715)
Other	3,293	1,487
	$(7,581)	$(5,528)

The effective income tax rate for the current year was positively impacted by the recognition of tax credits and stock option exercises. Of the total tax credits, $9.8 million related to the sale of energy efficient homes and energy start credits available under the Internal Revenue Code §45L and $1.0 million related to the Research and Development and Work Opportunity Tax Credits. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2022 by the Inflation Reduction Act of 2022. The Company determined eligibility for the program in consultation with third-party qualified experts.
We recorded an insignificant amount of unrecognized tax benefits during fiscal years 2023, 2022 and 2021, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. We classify interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.
We periodically evaluate the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for, or amount of, any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At April 1, 2023, we had state net operating loss carryforwards totaling $8.4 million, which begin to expire in 2036, and an associated valuation allowance of $0.3 million. We have evaluated our historical profits earned and forecasted taxable income and determined that, except as described above, all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits, as we have historically, and to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. In general, we are no longer subject to examination by the IRS or state and local income tax examinations by tax authorities for years before fiscal year 2019; however, we have filed refund claims for fiscal 2018 and 2019 which are currently being processed by the IRS.
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
The maximum amount for which the Company was liable under such agreements approximated $178 million and $141 million at April 1, 2023 and April 2, 2022, respectively, without reduction for the resale value of the homes. During the fourth quarter of fiscal 2023, we received one repurchase demand notice and the inventory was obtained shortly after year end. As the fair value of the inventory exceeded the amount for which it was repurchased, no reserve was deemed necessary. There were no other repurchases during the year. Our reserve for repurchase commitments was $5.2 million at April 1, 2023 and $3.6 million at April 2, 2022.
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

Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	April 1, 2023	April 2, 2022
Construction loan contract amount	$2,214	$9,330
Cumulative advances	(706)	(3,547)
	$1,508	$5,783
Representations and Warranties of Mortgages Sold. We sell loans to GSEs and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transaction, including compliance with underwriting standards or loan criteria established by the buyer, and our ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. We manage the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $0.7 million as of April 1, 2023 and $0.9 million as of April 2, 2022, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. We consider a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. There were no claim requests that resulted in the repurchase of a loan during the year ended April 1, 2023. In addition, we are subject to minimum net worth requirements and were in compliance for the year ended April 1, 2023.
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
As of April 1, 2023, we had outstanding IRLCs with a notional amount of $64.9 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets if in a net favorable position, or Accrued expenses and other current liabilities if in a net unfavorable position, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal years 2023 and 2022, we recognized insignificant non-cash gains on outstanding IRLCs. During fiscal year 2021, we recognized a non-cash loss of $0.2 million on outstanding IRLCs.

Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities and whole loan sale commitments (collectively "Commitments"). As of April 1, 2023, we had $1.6 million in outstanding Commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of Commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the years ended April 1, 2023 and April 2, 2022, we recognized non-cash losses of $0.3 million and $0.1 million, respectively. During the fiscal year ended April 3, 2021, we recognized a non-cash gain of $1.4 million on Commitments.
Legal Matters. On September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer ("former CEO") and the Company's former Chief Financial Officer, alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on trading in the shares of another company directed by the former CEO. In fiscal 2022, the Company recorded an accrual relating to this loss contingency. On September 23, 2022, the United States District Court for the District of Arizona approved the settlement of the SEC action against the Company. Without admitting or denying the findings of the consent judgment, the Company agreed to the imposition of an injunction against future violations of the antifraud and internal accounting control provisions of the Exchange Act and a monetary penalty of $1.5 million, which did not have a material impact on the Company's financial statements. The settlement resolves all claims in such action against the Company, but we remain obligated for ongoing indemnification for a former officer of the Company.
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
18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of RSUs may be made to certain officers, directors and key employees. The plans, which were approved by the Company's stockholders, permit the award of up to 1,650,000 shares of the Company's common stock, of which 271,080 shares were still available for grant as of April 1, 2023. The exercise price of stock option awards may not be below 100% of the fair market value of the Company's common stock at the date of grant. Stock options vest over a defined period as determined by the plan administrator (the Compensation Committee of the Board of Directors, which consists of independent directors), but typically is no more than five years and generally expire seven years from the date of grant. Upon option exercise, new shares of the Company's common stock are issued. Service-based RSUs vest over a defined period, typically three years. Performance-based RSUs vest based on the achievement of certain criteria, determined by the plan administrator, over the measurement period which is generally three years. When RSUs vest, unrestricted shares are issued. The stock incentive plans provide for accelerated vesting of stock option awards and RSUs when the participant is involuntarily terminated upon a change in control (as defined in the plans).
We apply the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. Stock compensation expense was approximately $6.3 million, $5.1 million and $4.4 million for fiscal years 2023, 2022 and 2021, respectively. As of April 1, 2023, total unrecognized compensation cost was approximately $6.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.73 years.

Stock Options. The following table summarizes stock option activity for fiscal years 2023, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 28, 2020	364,174	$123.93
Granted	39,800	177.61
Exercised	(131,567)	90.49
Canceled or expired	(20,658)	148.95
Outstanding at April 3, 2021	251,749	$146.86	4.04	$34,266
Exercised	(53,550)	107.58
Canceled or expired	(5,286)	164.49
Outstanding at April 2, 2022	192,913	$157.23	3.34	$16,724
Exercised	(44,237)	137.28
Canceled or expired	(5,100)	241.23
Outstanding at April 1, 2023	143,576	$160.40	2.88	$22,591

Exercisable at April 3, 2021	108,588	$132.48	3.22	$15,549
Exercisable at April 2, 2022	126,948	$149.90	2.82	$11,941
Exercisable at April 1, 2023	116,434	$155.38	2.70	$18,887
There were no grants of stock options in fiscal years 2023 or 2022. The weighted-average estimated fair value of employee stock options granted during fiscal year 2021 was $69.65 per share using the following weighted average assumptions:

2021
Volatility	47.5%
Risk-free interest rate	0.3%
Dividend yield	—%
Expected option life in years	4.56
Estimated forfeiture rate	7.0%
The total intrinsic value of options exercised during fiscal years 2023, 2022 and 2021 was $5.7 million, $7.9 million and $16.7 million, respectively.

Restricted Stock Awards. A summary of RSU activity for fiscal years 2023, 2022 and 2021 is as follows:

	Number of Service-based units	Weighted Average Grant Date Fair Value per share
Outstanding at March 28, 2020	4,500	$157.82
Awarded	3,550	183.83
Released	(3,465)	158.97
Outstanding at April 3, 2021	4,585	$177.08
Awarded	16,902	233.60
Released	(3,335)	180.83
Forfeited	(505)	215.90
Outstanding at April 2, 2022	17,647	$229.39
Awarded	18,965	227.99
Released	(6,714)	234.55
Forfeited	(1,030)	283.27
Outstanding at April 1, 2023	28,868	$225.35
The total intrinsic value of RSUs released during fiscal years 2023, 2022 and 2021 was $1.6 million, $0.8 million and $0.6 million, respectively.

	Number of Performance-based units	Weighted Average Grant Date Fair Value per share
Outstanding at March 28, 2020	7,305	$158.93
Awarded	7,450	167.93
Forfeited	(1,816)	163.19
Outstanding at April 3, 2021	12,939	$163.51
Awarded	7,920	217.39
Forfeited	(805)	192.64
Outstanding at April 2, 2022	20,054	$183.62
Awarded	11,730	209.87
Additional shares granted by performance	2,489	158.36
Released	(8,822)	158.36
Outstanding at April 1, 2023	25,451	$202.00
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2023	6,201
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2024	7,520
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2025	11,730

Grants of performance-based RSUs are shown in the table above at the target amount in the year of the award. Additional shares awarded based upon achievement above target specified performance criteria are shown in the table above when they vest, which is generally in the first quarter of the fiscal year following the performance year. Cancellations of target awards based upon achievement below target specified performance criteria are shown in the table above in the period they are canceled, which is generally in the first quarter of the fiscal year following the performance year. The total intrinsic value of performance based RSUs released during fiscal year 2023 was $1.9 million and there was none in either fiscal year 2022 or fiscal year 2021.
Actual performance exceeded the target established for the three-year performance-based RSUs granted in fiscal year 2021. As a result, in the first quarter of fiscal year 2024, we expect 787 performance-based RSUs will vest and be released, in addition to the unvested target performance-based RSUs shown in the table above.
19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2023, 2022 and 2021 (dollars in thousands, except per share amounts):

	Fiscal Year
	2023	2022	2021
Net income attributable to Cavco common stockholders	$240,554	$197,699	$76,646
Weighted average shares outstanding:
Basic	8,844,326	9,178,593	9,189,052
Effect of dilutive securities	80,126	85,560	104,082
Diluted	8,924,452	9,264,153	9,293,134
Net income per share attributable to Cavco common stockholders
Basic	$27.20	$21.54	$8.34
Diluted	$26.95	$21.34	$8.25

Anti-dilutive common stock equivalents excluded	174	405	19,440
Outstanding RSUs excluded, as underlying performance criteria has not yet been met	25,451	20,054	12,939

20. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	April 1, 2023		April 2, 2022
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$18,555	$18,555	$17,760	$17,760
Marketable equity securities (2)	9,989	9,989	16,780	16,780
Non-marketable equity investments (3)	5,073	5,073	20,479	20,479
Consumer loans receivable (4) (5)	44,148	50,686	49,884	53,354
Commercial loans receivable (5)	101,977	97,106	68,566	65,942
Other secured financing (6)	(2,379)	(2,332)	(2,933)	(3,119)
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
Consumer loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value, less costs to sell, using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. The cost of loans held for sale was lower than the fair value as of April 1, 2023.
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

	April 1, 2023	April 2, 2022
Number of loans serviced with MSRs	4,070	4,346
Weighted average servicing fee (basis points)	34.71	34.76
Capitalized servicing multiple	98.99%	85.07%
Capitalized servicing rate (basis points)	34.36	29.57
Serviced portfolio with MSRs (in thousands)	$520,458	$560,178
MSRs (in thousands)	$1,788	$1,656

21. Employee Benefit Plans
We have self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $0.4 million. Incurred claims identified under the third-party administrator's incident reporting system and IBNR claims are accrued based on estimates that incorporate claim experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $30.6 million, $22.8 million and $15.8 million for fiscal years 2023, 2022 and 2021, respectively.
We sponsor an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2022, the Company match was 30% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over 4 years. Employer matching contribution expense was $4.0 million in fiscal year 2023, $1.3 million in fiscal year 2022 and $1.1 million in fiscal year 2021.
Certain Commodore manufacturing facilities participate in the IAM National Pension Fund, a multiemployer defined benefit plan. Participation in this plan is available to all hourly employees who are members of the participating collective bargaining unit. Beginning January 1, 2022, we contribute to the plan a specified amount per hour worked for each eligible employee. Benefits under this plan are based on a fixed monthly benefit rate per year of credited service. The risks of participating in this multiemployer plan differ from single-employer plans. The potential risks include, but are not limited to, the use of the Company's contributions to provide benefits to employees of other participating employers, the Company becoming obligated for other participating employers' unfunded obligations and, upon the Company's withdrawal from the plan, the Company being required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company's participation in multiemployer plans for the fiscal year ended April 1, 2023 is outlined in the table below, with the following information:
•The Employer Identification Number is 51-6031295 and the three-digit plan number assigned to a plan by the Internal Revenue Service is 002.
•The most recent Pension Protection Act Zone Status available is for plan years that ended in calendar years 2022 and 2021, based on information provided to the Company by the plan. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded.
•The "RP Status Pending/Implemented" column indicates whether a Rehabilitation Plan ("RP") for plans in the "red" zone, as required by the Code, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2022.
•The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on April 1, 2023 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement ("CBA"), as imposed by a plan in "critical status," in accordance with the requirements of the Code.

	Pension Protection Act Zone Status		RP Status Pending / Implemented	Contributions by the Company by fiscal year (in thousands)				Expiration Date of CBAs
Pension Fund	2023	2022		2023	2022	2021	Surcharge Imposed
IAM National Pension Fund	Red	Red	Implemented	$1,507	$312	$—	Yes	(1)
(1)    The expiration date of the CBA for the Pennwest manufacturing facility is February 2024. The CBA for the Clarion and Colony manufacturing facilities was unanimously ratified in April 2023, which extended the expiration date to May 30, 2026.
22. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the years ended April 1, 2023, April 2, 2022 and April 3, 2021, the total amount of sales to related parties was $65.6 million, $58.1 million and $46.7 million, respectively. As of April 1, 2023, receivables from related parties included $5.7 million of accounts receivable and $4.7 million of commercial loans outstanding. As of April 2, 2022, receivables from related parties included $3.3 million of accounts receivable and $2.6 million of commercial loans outstanding.
23. Acquisitions
FY22 Craftsman Acquisition
On July 4, 2021, we obtained an additional 20% ownership interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively known as "Craftsman" or the "Entities"), which gave us a 70% controlling ownership interest and resulted in consolidation of the Entities. See Redeemable Noncontrolling Interest policy in Note 1. The purchase price on July 4, 2021 for 20% ownership was $2.5 million, valuing the Entities at $12.4 million. The remeasurement of the Entities assets and liabilities to fair value resulted in a non-cash gain of $3.3 million, recorded in Other income, net in the Consolidated Statements of Comprehensive Income.
FY22 Commodore Acquisition
On September 24, 2021, we purchased certain manufactured housing assets and assumed certain liabilities of The Commodore Corporation ("Commodore"). The acquisition-date fair value of the total consideration was $146.0 million. During the second fiscal quarter of 2023, we finalized the purchase price allocation related to the Commodore acquisition, which did not have a material effect on the Consolidated Financial Statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands).

September 24, 2021
(as finalized)
Cash	$619
Accounts receivable	20,930
Commercial loans	30,922
Inventories	31,787
Property, plant and equipment(1)	59,339
Other current assets	534
Intangible assets(2)	12,500
Total identifiable assets acquired	156,631
Accounts payable and accrued liabilities	31,536
Net identifiable assets acquired	125,095
Goodwill(3)	20,892
Net assets acquired	$145,987
(1) Includes assets acquired under finance leases.
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
FY23 Solitaire Acquisition
On January 3, 2023, we completed the acquisition of Solitaire Inc. and other related entities (collectively "Solitaire Homes"), including their four manufacturing facilities and twenty-two retail locations by acquiring 100% of the outstanding stock of Solitaire Homes. The addition of Solitaire Homes to our existing manufacturing and retail system strengthens our retail position in the Southwest and expands our manufacturing capabilities into Mexico.
The acquisition-date fair value of the total consideration was $110.8 million, which is subject to customary adjustments. We have expensed $2.4 million in acquisition related transaction costs in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and have not incurred debt in connection with the purchase or subsequent operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). Certain estimated fair values for Inventories, Property, plant and equipment and Other current assets are not yet finalized and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

January 3, 2023
Cash	$5,119
Investments	334
Accounts receivable	3,536
Inventories	58,045
Property, plant and equipment	36,109
Other current assets	1,519
Intangible assets(1)	3,400
Total identifiable assets acquired	108,062
Accounts payable and accrued liabilities	11,251
Net identifiable assets acquired	96,811
Goodwill(2)	13,970
Net assets acquired	$110,781
(1) Includes $1.3 million assigned to trade names, which are considered indefinite lived intangible assets and are not subject to amortization, $1.9 million assigned to customer-related intangibles, subject to a useful life of 10 years amortized on a straight-line basis, and $0.2 million for covenants not to compete from the sellers, amortized on a straight-line basis over the term of 5 years.
(2) Attributable to the Factory-built housing segment, all of which will be deductible for income tax purposes.
Since the acquisition date, Solitaire Homes contributed Net revenue of $28.3 million and a Net loss of $0.9 million for the fiscal year ended April 1, 2023.
Pro Forma Impact of Acquisitions (Unaudited). The following table presents supplemental pro forma information as if the above acquisitions had occurred on April 4, 2021 (in thousands, except per share data):

	Year Ended
	April 1, 2023	April 2, 2022
Net revenue	$2,251,233	$1,914,866
Net income attributable to Cavco common stockholders	251,903	208,149
Diluted net income per share	28.23	22.47

24. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following tables provide selected financial data by segment (dollars in thousands):

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net revenue:
Factory-built housing	$2,069,450	$1,556,283	$1,037,889
Financial services	73,263	70,875	70,162
	$2,142,713	$1,627,158	$1,108,051
Net revenue for financial services consists of:
Finance	$21,952	$23,004	$24,195
Insurance	51,311	47,871	45,967
	$73,263	$70,875	$70,162
Income before income taxes:
Factory-built housing	$296,415	$197,282	$78,937
Financial services	10,348	14,707	17,975
	$306,763	$211,989	$96,912
Depreciation:
Factory-built housing	$14,651	$9,451	$5,450
Financial services	182	182	127
	$14,833	$9,633	$5,577
Amortization:
Factory-built housing	$2,038	$1,270	$560
Financial services	32	114	187
	$2,070	$1,384	$747
Income tax expense:
Factory-built housing	$63,433	$10,853	$16,204
Financial services	2,489	3,394	4,062
	$65,922	$14,247	$20,266
Capital expenditures:
Factory-built housing	$44,085	$18,574	$25,465
Financial services	21	79	72
	$44,106	$18,653	$25,537

	April 1, 2023	April 2, 2022
Total assets:
Factory-built housing	$1,107,555	$929,535
Financial services	200,420	225,437
	$1,307,975	$1,154,972

	April 1, 2023	April 2, 2022	April 3, 2021
Gross margin %:
Consolidated	25.9%	25.1%	21.6%
Factory-built housing	25.3%	23.9%	19.2%
Financial services	42.9%	51.5%	56.1%