Form 10-Q
period 2023-07-01
CAVCO INDUSTRIES INC.
filed 2023-08-04
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 28, 2023, 8,677,178 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
July 1, 2023

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 1, 2023	April 1, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$352,234	$271,427
Restricted cash, current	13,560	11,728
Accounts receivable, net	84,877	89,347
Short-term investments	14,173	14,978
Current portion of consumer loans receivable, net	13,477	17,019
Current portion of commercial loans receivable, net	48,772	43,414
Current portion of commercial loans receivable from affiliates, net	1,491	640
Inventories	253,986	263,150
Prepaid expenses and other current assets	76,117	92,876
Total current assets	858,687	804,579
Restricted cash	585	335
Investments	17,967	18,639
Consumer loans receivable, net	25,891	27,129
Commercial loans receivable, net	51,612	53,890
Commercial loans receivable from affiliates, net	3,584	4,033
Property, plant and equipment, net	223,663	228,278
Goodwill	115,498	114,547
Other intangibles, net	29,398	29,790
Operating lease right-of-use assets	26,162	26,755
Total assets	$1,353,047	$1,307,975
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$28,634	$30,730
Accrued expenses and other current liabilities	264,742	262,661
Total current liabilities	293,376	293,391
Operating lease liabilities	22,114	21,678
Other liabilities	7,909	7,820
Deferred income taxes	5,702	7,581
Redeemable noncontrolling interest	1,120	1,219
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,347,220 and 9,337,125 shares, respectively	93	93
Treasury stock, at cost; 671,801 shares	(164,452)	(164,452)
Additional paid-in capital	272,175	271,950
Retained earnings	915,667	869,310
Accumulated other comprehensive loss	(657)	(615)
Total stockholders' equity	1,022,826	976,286
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,353,047	$1,307,975
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Net revenue	$475,875	$588,338
Cost of sales	357,996	443,614
Gross profit	117,879	144,724
Selling, general and administrative expenses	61,680	66,136
Income from operations	56,199	78,588
Interest income	4,618	1,314
Interest expense	(266)	(161)
Other income (expense), net	126	(431)
Income before income taxes	60,677	79,310
Income tax expense	(14,266)	(19,616)
Net income	46,411	59,694
Less: net income attributable to redeemable noncontrolling interest	54	92
Net income attributable to Cavco common stockholders	$46,357	$59,602

Comprehensive income
Net income	$46,411	$59,694
Reclassification adjustment for securities sold	3	—
Applicable income taxes	(1)	—
Net change in unrealized position of investments held	(56)	(142)
Applicable income taxes	12	30
Comprehensive income	46,369	59,582
Less: comprehensive income attributable to redeemable noncontrolling interest	54	92
Comprehensive income attributable to Cavco common stockholders	$46,315	$59,490

Net income per share attributable to Cavco common stockholders
Basic	$5.35	$6.68
Diluted	$5.29	$6.63
Weighted average shares outstanding
Basic	8,670,434	8,918,280
Diluted	8,758,080	8,988,929

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES
Net income	$46,411	$59,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,566	3,946
Provision for credit losses	19	(167)
Deferred income taxes	(1,868)	(2,442)
Stock-based compensation expense	1,438	1,425
Non-cash interest income, net	(297)	(257)
Loss (gain) on sale or retirement of property, plant and equipment, net	190	(232)
Gain on investments and sale of loans, net	(3,165)	(288)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	3,692	(12,076)
Consumer loans receivable originated	(36,737)	(47,467)
Proceeds from sales of consumer loans receivable	42,363	47,881
Principal payments received on consumer loans receivable	1,819	2,421
Inventories	9,110	(10,751)
Prepaid expenses and other current assets	15,151	7,359
Commercial loans receivable originated	(28,726)	(22,776)
Principal payments received on commercial loans receivable	25,216	18,981
Accounts payable and accrued expenses and other current liabilities	3,111	12,989
Net cash provided by operating activities	82,293	58,240
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,183)	(25,007)
Proceeds from sale of property, plant and equipment	4,434	283
Purchases of investments	(1,710)	(4,228)
Proceeds from sale of investments	3,545	4,553
Net cash provided (used) by investing activities	2,086	(24,399)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(1,363)	(848)
Proceeds from exercise of stock options	150	—
Payments on finance leases and other secured financings	(157)	(165)
Payments for common stock repurchases	—	(38,960)
Distributions to noncontrolling interest	(120)	(240)
Net cash used in financing activities	(1,490)	(40,213)
Net increase (decrease) in cash, cash equivalents and restricted cash	82,889	(6,372)
Cash, cash equivalents and restricted cash at beginning of the fiscal year	283,490	259,334
Cash, cash equivalents and restricted cash at end of the period	$366,379	$252,962
Supplemental disclosures of cash flow information
Cash paid for income taxes	$8,123	$18,486
Cash paid for interest	$185	$71
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(1,873)	$(2,620)
Right-of-use assets recognized and operating lease obligations incurred	$687	$1,159
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, that are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified including from Other income (expense), net to Interest income to conform to current period classification. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K for the year ended April 1, 2023, filed with the SEC ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the Consolidated Financial Statements. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year will end on March 30, 2024 and will include 52 weeks.
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 29 homebuilding production lines located throughout the United States and two production lines in Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 68 Company-owned U.S. retail stores, of which 41 are located in Texas. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association ("'FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.
During fiscal 2023, we completed the acquisition of Solitaire Inc. and other related entities (collectively "Solitaire Homes"), including their four manufacturing facilities and twenty-two retail locations by acquiring 100% of the outstanding stock of Solitaire Homes. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 20.
In addition to the below, for a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.

2. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Factory-built housing
Home sales	$439,744	$555,276
Delivery, setup and other revenues	17,365	17,321
	457,109	572,597
Financial services
Insurance agency commissions received from third-party insurance companies	899	1,397
All other sources	17,867	14,344
	18,766	15,741
	$475,875	$588,338
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	July 1, 2023	April 1, 2023
Cash related to CountryPlace customer payments to be remitted to third parties	$12,883	$11,123
Other restricted cash	1,262	940
	14,145	12,063
Less current portion	(13,560)	(11,728)
	$585	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	July 1, 2023	July 2, 2022
Cash and cash equivalents	$352,234	$238,072
Restricted cash	14,145	14,890
	$366,379	$252,962

4. Investments
Investments consisted of the following (in thousands):

	July 1, 2023	April 1, 2023
Available-for-sale debt securities	$17,292	$18,555
Marketable equity securities	9,798	9,989
Non-marketable equity investments	5,050	5,073
	32,140	33,617
Less short-term investments	(14,173)	(14,978)
	$17,967	$18,639
Investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
Our non-marketable equity investments include investments in community-based initiatives that buy and sell our homes and provide home-only financing to residents of certain manufactured home communities and other distribution operations.
We record investments in fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	July 1, 2023		April 1, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$2,328	$2,237	$2,567	$2,488
State and political subdivision debt securities	5,172	4,910	6,023	5,769
Corporate debt securities	10,623	10,145	10,745	10,298
	$18,123	$17,292	$19,335	$18,555
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	July 1, 2023
	Amortized Cost	Fair Value
Due in less than one year	$3,590	$3,510
Due after one year through five years	11,565	10,906
Due after five years through ten years	250	250
Due after ten years	390	389
Mortgage-backed securities	2,328	2,237
	$18,123	$17,292

Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Marketable equity securities
Net gain (loss) recognized during the period	$460	$(2,342)
Less: Net (gain) loss recognized on securities sold during the period	(20)	74
Unrealized gain (loss) recognized during the period on securities still held	$440	$(2,268)
5. Inventories
Inventories consisted of the following (in thousands):

	July 1, 2023	April 1, 2023
Raw materials	$85,289	$92,045
Work in process	29,087	29,022
Finished goods	139,610	142,083
	$253,986	$263,150
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	July 1, 2023	April 1, 2023
Loans held for investment, previously securitized	$20,055	$21,000
Loans held for investment	12,880	13,117
Loans held for sale	7,599	10,846
Construction advances	376	706
	40,910	45,669
Deferred financing fees and other, net	(398)	(368)
Allowance for loan losses	(1,144)	(1,153)
	39,368	44,148
Less current portion	(13,477)	(17,019)
	$25,891	$27,129
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Allowance for loan losses at beginning of period	$1,153	$2,115
Change in estimated loan losses, net	(9)	(210)
Charge-offs	—	(19)
Recoveries	—	19
Allowance for loan losses at end of period	$1,144	$1,905

The consumer loans held for investment had the following characteristics:

	July 1, 2023	April 1, 2023
Weighted average contractual interest rate	8.1%	8.2%
Weighted average effective interest rate	9.6%	8.8%
Weighted average months to maturity	153	150
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	July 1, 2023	April 1, 2023
Current	$38,722	$43,252
31 to 60 days	1,040	1,247
61 to 90 days	77	213
91+ days	1,071	957
	$40,910	$45,669
The following table disaggregates gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	July 1, 2023
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$5,378	$1,440	$183	$996	$1,963	$16,864	$26,824
Near Prime- FICO score 620-679	694	265	—	1,008	1,087	9,680	12,734
Sub-Prime- FICO score less than 620	—	—	—	19	50	938	1,007
No FICO score	—	—	—	—	—	345	345
	$6,072	$1,705	$183	$2,023	$3,100	$27,827	$40,910

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$9,471	$185	$1,051	$1,982	$1,191	$16,601	$30,481
Near Prime- FICO score 620-679	1,695	—	1,012	1,131	1,550	8,244	13,632
Sub-Prime- FICO score less than 620	84	—	19	51	—	1,033	1,187
No FICO score	—	—	—	—	24	345	369
	$11,250	$185	$2,082	$3,164	$2,765	$26,223	$45,669
As of July 1, 2023, 39% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 15% was concentrated in Florida. As of April 1, 2023, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of July 1, 2023 or April 1, 2023.
Repossessed homes totaled approximately $1.1 million as of both July 1, 2023 and April 1, 2023 and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $0.6 million and $0.5 million as of July 1, 2023 and April 1, 2023, respectively.

7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	July 1, 2023	April 1, 2023
Loans receivable	$107,246	$103,726
Allowance for loan losses	(1,614)	(1,586)
Deferred financing fees, net	(173)	(163)
	105,459	101,977
Less current portion of commercial loans receivable (including from affiliates), net	(50,263)	(44,054)
	$55,196	$57,923
The commercial loans receivable balance had the following characteristics:

	July 1, 2023	April 1, 2023
Weighted average contractual interest rate	7.5%	7.6%
Weighted average months outstanding	10	9
The following table represents changes in the estimated allowance for loan losses (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Balance at beginning of period	$1,586	$1,011
Change in estimated loan losses, net	28	43
Balance at end of period	$1,614	$1,054
Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of July 1, 2023 and April 1, 2023, there were no commercial loans considered watch list or nonperforming. The following table disaggregates our commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	July 1, 2023
	2024	2023	2022	2021	2020	Prior	Total
Performing	$26,639	$63,412	$10,907	$3,268	$2,015	$1,005	$107,246

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Performing	$80,193	$16,028	$4,071	$2,203	$1,231	$—	$103,726
As of July 1, 2023, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.

As of July 1, 2023 and April 1, 2023, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 17% and 18%, respectively. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of July 1, 2023 or April 1, 2023.
As of July 1, 2023 and April 1, 2023, one independent third-party and its affiliates comprised 13% and 12%, respectively, of the net commercial loans receivable principal balance outstanding, all of which was secured.
8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	July 1, 2023	April 1, 2023
Property, plant and equipment, at cost
Land	$39,823	$39,822
Buildings and improvements	168,091	167,291
Machinery and equipment	73,733	76,826
Construction in progress	7,136	5,472
	288,783	289,411
Accumulated depreciation	(65,120)	(61,133)
	$223,663	$228,278
Depreciation expense for the three months ended July 1, 2023 and July 2, 2022 was $4.2 million and $3.4 million, respectively.
9. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	July 1, 2023			April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$115,498	$—	$115,498	$114,547	$—	$114,547
Trademarks and trade names	16,980	—	16,980	16,980	—	16,980
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	133,578	—	133,578	132,627	—	132,627
Finite-lived
Customer relationships	15,000	(4,267)	10,733	16,900	(5,818)	11,082
Other	1,114	(529)	585	1,114	(486)	628
	$149,692	$(4,796)	$144,896	$150,641	$(6,304)	$144,337
During the three months ended July 1, 2023, fair value adjustments were made to certain assets and liabilities of Solitaire Homes in connection with purchase accounting measurement period adjustments. This resulted in additional Goodwill of $1.0 million. See Note 20.

Amortization expense recognized on intangible assets for the three months ended July 1, 2023 and July 2, 2022 was $0.4 million and $0.5 million, respectively. Customer relationships have a weighted average remaining life of 7.6 years and other finite lived intangibles have a weighted average remaining life of 3.3 years.
Expected amortization for future fiscal years is as follows (in thousands):

Remainder of fiscal year 2024	$1,177
2025	1,530
2026	1,488
2027	1,415
2028	1,299
2029	1,265
Thereafter	3,144
$11,318
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 1, 2023	April 1, 2023
Customer deposits	$46,122	$45,193
Salaries, wages and benefits	45,998	47,100
Estimated warranties	32,401	31,368
Unearned insurance premiums	29,835	27,901
Accrued volume rebates	23,943	22,858
Other	86,443	88,241
	$264,742	$262,661
11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Balance at beginning of period	$31,368	$26,250
Charged to costs and expenses	13,409	15,004
Payments and deductions	(12,376)	(12,452)
Balance at end of period	$32,401	$28,802

12. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	July 1, 2023	April 1, 2023
Finance lease payables	$6,224	$6,243
Other secured financing	2,184	2,379
Mandatorily redeemable noncontrolling interest	2,300	2,268
	10,708	10,890
Less current portion included in Accrued expenses and other current liabilities	(2,799)	(3,070)
	$7,909	$7,820
13. Debt
We are party to a Credit Agreement that expires in 2027 with Bank of America, N.A., providing for a $50 million revolving credit facility (the "Revolving Credit Facility"), which may be increased up to an aggregate amount of $100 million. Borrowings under the Revolving Credit Facility generally bear interest at the Secured Overnight Financing Rate plus a credit spread and a margin based on our Consolidated Total Leverage Ratio.
As of July 1, 2023 and April 1, 2023, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
14. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	July 1, 2023		July 2, 2022
	Written	Earned	Written	Earned
Direct premiums	$10,379	$8,676	$7,728	$7,050
Assumed premiums—nonaffiliated	9,800	8,570	9,028	7,957
Ceded premiums—nonaffiliated	(6,127)	(6,127)	(4,229)	(4,229)
	$14,052	$11,119	$12,527	$10,778

Typical insurance policies written or assumed have a maximum coverage of $0.4 million per claim, of which we cede $0.2 million of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $0.2 million per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $3.0 million per occurrence, up to a maximum of $100 million in the aggregate for that occurrence.
Standard Casualty establishes reserves for claims and claims expense on reported and incurred but not reported ("IBNR") claims of non-reinsured losses. Reserves for claims are included in the Accrued expenses and other current liabilities line item on the Consolidated Balance Sheets and claims expenses are recorded in Cost of sales on the Consolidated Statements of Comprehensive Income. The following details the activity in the reserve for the three months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Balance at beginning of period	$10,939	$8,149
Net incurred losses during the period	11,077	8,777
Net claim payments during the period	(9,015)	(8,352)
Balance at end of period	$13,001	$8,574
15. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $157 million and $178 million at July 1, 2023 and April 1, 2023, respectively, without reduction for the resale value of the homes. During the fourth quarter of fiscal 2023, we received one repurchase demand notice and the inventory was acquired during the current quarter. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.9 million at July 1, 2023 and $5.2 million at April 1, 2023.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	July 1, 2023	April 1, 2023
Construction loan contract amount	$1,594	$2,214
Cumulative advances	(376)	(706)
	$1,218	$1,508
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.7 million as of July 1, 2023 and April 1, 2023, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the three months ended July 1, 2023.
Interest Rate Lock Commitments. As of July 1, 2023, we had outstanding IRLCs with a notional amount of $31.1 million. For the three months ended July 1, 2023 and July 2, 2022, we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. As of July 1, 2023, we had $1.1 million in outstanding forward sales commitments ("Commitments"). During the three months ended July 1, 2023, we recognized an insignificant gain and during the three months ended July 2, 2022, we recognized a non-cash loss of $0.3 million relating to our Commitments.

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
16. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the three months ended July 1, 2023 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	46,357	—	46,357	54
Other comprehensive loss, net	—	—	—	—	—	(42)	(42)	—
Issuance of common stock under stock incentive plans, net	10,095	—	—	(1,213)	—	—	(1,213)	—
Stock-based compensation	—	—	—	1,438	—	—	1,438	—
Distributions	—	—	—	—	—	—	—	(120)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Balance, July 1, 2023	9,347,220	$93	$(164,452)	$272,175	$915,667	$(657)	$1,022,826	$1,120
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the three months ended July 2, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	59,602	—	59,602	92
Other comprehensive loss, net	—	—	—	—	—	(112)	(112)	—
Issuance of common stock under stock incentive plans, net	5,957	—	—	(848)	—	—	(848)	—
Stock-based compensation	—	—	—	1,425	—	—	1,425	—
Common stock repurchases	—	—	(38,960)	—	—	—	(38,960)	—
Distributions	—	—	—	—	—	—	—	(240)
Balance, July 2, 2022	9,298,235	$93	$(100,000)	$263,626	$688,358	$(515)	$851,562	$677

17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	July 1, 2023	July 2, 2022
Net income attributable to Cavco common stockholders	$46,357	$59,602
Weighted average shares outstanding
Basic	8,670,434	8,918,280
Effect of dilutive securities	87,646	70,649
Diluted	8,758,080	8,988,929
Net income per share attributable to Cavco common stockholders
Basic	$5.35	$6.68
Diluted	$5.29	$6.63

Anti-dilutive common stock equivalents excluded	39	1,617
18. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	July 1, 2023		April 1, 2023
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$17,292	$17,292	$18,555	$18,555
Marketable equity securities	9,798	9,798	9,989	9,989
Non-marketable equity investments	5,050	5,050	5,073	5,073
Consumer loans receivable	39,368	44,604	44,148	50,686
Commercial loans receivable	105,459	99,281	101,977	97,106
Other secured financing	(2,184)	(2,078)	(2,379)	(2,332)
See Note 20, Fair Value Measurements, and the Fair Value of Financial Instruments caption in Note 1, Summary of Significant Accounting Policies, in the Form 10-K for more information on the methodologies we use in determining fair value.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are recorded at fair value in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

	July 1, 2023	April 1, 2023
Number of loans serviced with MSRs	4,018	4,070
Weighted average servicing fee (basis points)	34.69	34.71
Capitalized servicing multiple	176.5%	98.99%
Capitalized servicing rate (basis points)	61.23	34.36
Serviced portfolio with MSRs (in thousands)	$512,707	$520,458
MSRs (in thousands)	$3,140	$1,788

19. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three months ended July 1, 2023 and July 2, 2022, the total amount of sales to related parties was $15.1 million and $17.2 million, respectively. As of July 1, 2023, receivables from related parties included $6.5 million of accounts receivable and $5.1 million of commercial loans outstanding. As of April 1, 2023, receivables from related parties included $5.7 million of accounts receivable and $4.7 million of commercial loans outstanding.
20. Acquisition
On January 3, 2023 (the "Acquisition Date"), we completed the acquisition of Solitaire Homes, including their four manufacturing facilities and twenty-two retail locations by acquiring 100% of the outstanding stock of Solitaire Homes for $110.8 million, subject to customary adjustments.
Our provisional estimates of the fair values of the assets that we acquired and the liabilities that we assumed were based on the information that was available as of the Acquisition Date. We are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these provisional estimates are subject to change during the measurement period, which is up to one year from the Acquisition Date. During the first quarter of fiscal 2024, we made certain adjustments to the assets and liabilities based on information that became available.
The following table presents our provisional estimates of the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date as of the end of the 2024 first quarter (in thousands):

	January 3, 2023	Adjustments	January 3, 2023 (as Adjusted at July 1, 2023)
Cash	$5,119	$(77)	$5,042
Investments	334	—	334
Accounts receivable	3,536	(778)	2,758
Inventories	58,045	(54)	57,991
Property, plant and equipment	36,109	(70)	36,039
Other current assets	1,519	—	1,519
Intangible assets(1)	3,400	—	3,400
Total identifiable assets acquired	108,062	(979)	107,083
Accounts payable and accrued liabilities	11,251	(28)	11,223
Net identifiable assets acquired	96,811	(951)	95,860
Goodwill(2)	13,970	951	14,921
Net assets acquired	$110,781	$—	$110,781
(1) Includes $1.3 million assigned to trade names, which are considered indefinite lived intangible assets and are not subject to amortization, $1.9 million assigned to customer-related intangibles, subject to a useful life of 10 years amortized on a straight-line basis, and $0.2 million for covenants not to compete from the sellers amortized on a straight-line basis over the term of 5 years.
(2) Attributable to the Factory-built housing segment, all of which will be deductible for income tax purposes.

Pro Forma Impact of Acquisition (Unaudited). The following table presents supplemental pro forma information as if the above acquisition had occurred on April 3, 2022 (in thousands, except per share data):

Three Months Ended
July 2, 2022
Net revenue	$624,511
Net income attributable to Cavco common stockholders	61,645
Diluted net income per share	6.86
21. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Net revenue:
Factory-built housing	$457,109	$572,597
Financial services	18,766	15,741
	$475,875	$588,338

Income (loss) before income taxes:
Factory-built housing	$61,825	$79,772
Financial services	(1,148)	(462)
	$60,677	$79,310

	July 1, 2023	April 1, 2023
Total assets:
Factory-built housing	$1,151,632	$1,107,555
Financial services	201,415	200,420
	$1,353,047	$1,307,975

45Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q ("Report") include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements include, for example, discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our strategy; our liquidity and financial resources; our outlook with respect to Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions, including concerns of a possible recession, and consumer confidence; trends in interest rates and inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; that we may seek alternative sources of financing in the future; operational and legal risks; how we may be affected by any pandemic or outbreak; geopolitical conditions (including the continuing Russia-Ukraine conflict); the cost and availability of labor and raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements, including the ability to generate positive cash flow from operations, may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Risk Factors in Part I, Item 1A of our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Form 10-K").
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

We operate a total of 31 homebuilding production lines in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 68 Company-owned U.S. retail stores, of which 41 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through May 2023 were 35,714, a decrease of 29.0% compared to 50,278 shipments in the same calendar period last year. Higher interest rates and continued inflationary pressures have tempered industry demand. However, the manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively low cost associated with manufactured home ownership remains competitive with rental housing.
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
We employ a concerted effort to identify niche market opportunities where our diverse product lines and flexible building capabilities provide us with a competitive advantage. We are focused on building quality, energy efficient homes for the modern home buyer. Our green building initiatives involve the creation of an energy efficient envelope resulting in lower utility costs, as well as the higher utilization of renewable materials in our manufacturing process. We also build homes designed to use alternative energy sources, such as solar.
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
Our backlog at July 1, 2023 was $177 million compared to $244 million at April 1, 2023, a decrease of $67 million and down $823 million compared to $1.0 billion at July 2, 2022.
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
Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	July 1, 2023	July 2, 2022	Change
Factory-built housing	$457,109	$572,597	$(115,488)	(20.2)%
Financial services	18,766	15,741	3,025	19.2%
	$475,875	$588,338	$(112,463)	(19.1)%
Factory-built homes sold
by Company-owned retail sales centers	959	873	86	9.9%
to independent retailers, builders, communities and developers	3,623	4,473	(850)	(19.0)%
	4,582	5,346	(764)	(14.3)%
Net factory-built housing revenue per home sold	$99,762	$107,108	$(7,346)	(6.9)%
In factory-built housing, Net revenue decreased compared to the respective period in the prior year due to lower home sales volume and lower home selling prices, partially offset by the addition of Solitaire Homes.
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

For the three months ended July 1, 2023, Net revenue in Financial Services increased 19.2% primarily due to realized and unrealized gains on marketable equity securities in the insurance subsidiary's portfolio compared to losses during the prior year period and more insurance policies in force in the current period compared to the prior period. This was partially offset by lower interest income earned on the acquired consumer loan portfolios.
Gross Profit

	Three Months Ended
($ in thousands)	July 1, 2023	July 2, 2022	Change
Factory-built housing	$113,368	$139,586	$(26,218)	(18.8)%
Financial services	4,511	5,138	(627)	(12.2)%
	$117,879	$144,724	$(26,845)	(18.5)%

Gross profit as % of Net revenue
Consolidated	24.8%	24.6%	N/A	0.2%
Factory-built housing	24.8%	24.4%	N/A	0.4%
Financial services	24.0%	32.6%	N/A	(8.6)%
Factory-built housing Gross profit percentage increased primarily due to favorable material costs.
In Financial services, Gross profit and Gross profit percentage decreased primarily due to higher insurance claims from Arizona and Texas weather related events partially offset by greater realized and unrealized gains on marketable equity securities in the current period compared to the same period last year.
Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	July 1, 2023	July 2, 2022	Change
Factory-built housing	$56,021	$60,923	$(4,902)	(8.0)%
Financial services	5,659	5,213	446	8.6%
	$61,680	$66,136	$(4,456)	(6.7)%
Selling, general and administrative expenses as % of Net revenue	13.0%	11.2%	N/A	1.8%
Selling, general and administrative expenses decreased primarily from lower legal expenses, professional fees and incentive compensation expense, partially offset by higher expenses reflecting the addition of Solitaire Homes.

Other Components of Net Income

	Three Months Ended
($ in thousands)	July 1, 2023	July 2, 2022	Change
Interest income	$4,618	$1,314	$3,304	251.4%
Interest expense	(266)	(161)	(105)	65.2%
Other income (expense), net	126	(431)	557	N/M
Income tax expense	(14,266)	(19,616)	(5,350)	(27.3)%
Effective tax rate	23.5%	24.7%	N/A	(1.20)%
Interest income consists primarily of interest earned on cash balances held in money market accounts, and interest earned on commercial floorplan lending. Interest expense consists primarily of interest related to finance leases.
Other income (expense), net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses from the sale of property, plant and equipment. For the three months ended July 1, 2023, we recognized a $0.1 million gain on corporate marketable investments compared to a $1.1 million loss in the prior year.
Liquidity and Capital Resources
We believe that cash and cash equivalents at July 1, 2023, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our recently implemented $50.0 million Revolving Credit Facility, of which no amounts were outstanding at July 1, 2023. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for the three months ended July 1, 2023 and July 2, 2022, respectively:

	Three Months Ended
(in thousands)	July 1, 2023	July 2, 2022	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$283,490	$259,334	$24,156
Net cash provided by operating activities	82,293	58,240	24,053
Net cash provided (used) by investing activities	2,086	(24,399)	26,485
Net cash used in financing activities	(1,490)	(40,213)	38,723
Cash, cash equivalents and restricted cash at end of the period	$366,379	$252,962	$113,417
Net cash provided by operating activities increased primarily from reductions in accounts receivable, inventories and prepaid expenses and other current assets. These increases were partially offset by lower net income, adjusted for non-cash items.
Consumer loan originations decreased $10.8 million to $36.7 million for the three months ended July 1, 2023 from $47.5 million for the three months ended July 2, 2022, and proceeds from sales of consumer loans decreased $5.5 million.
Commercial loan originations increased $5.9 million to $28.7 million for the three months ended July 1, 2023 from $22.8 million for the three months ended July 2, 2022. Proceeds from the collection on commercial loans provided $25.2 million this year, compared to $19.0 million in the prior year, a net increase of $6.2 million.
Net cash for investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment, purchases of property, plant and equipment and funding strategic growth acquisitions. Cash used in the prior year period reflects the purchase of our plant facilities in Hamlet, North Carolina.
Net cash used in financing activities for the prior year period was primarily for the repurchase of common stock.
See Note 15 to the Consolidated Financial Statements for a discussion of our off-balance sheet commitments, which discussion is incorporated herein by reference.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended July 1, 2023, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of July 1, 2023, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities
Issuer Purchases of Equity Securities
As announced on May 26, 2022 in a current report on Form 8-K, the Company's Board of Directors approved a $100 million stock repurchase program with the same terms and conditions as the previous plan. There were no repurchases during the fiscal quarter ended July 1, 2023 and $35.7 million remains available under this program.
On August 1, 2023, the Company's Board of Directors approved another $100 million stock repurchase program with the same terms and conditions as the previous plans. This increases the total amount available for repurchases to $135.7 million. The repurchase programs are funded using our available cash. Repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time.
Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
No officers or directors entered into a 10b5-1 plan during the three months ended July 1, 2023.

Item 6. Exhibits

Exhibit No.		Exhibit
10.1*	(1)	2023 Omnibus Equity Incentive Plan
31.1	(2)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(3)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management Contract or Compensatory Plan, Contract or Arrangement
(1) Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 1, 2023.
(2) Filed herewith.
(3) Furnished herewith.
All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	August 4, 2023
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	August 4, 2023
Allison K. Aden	(Principal Financial Officer)