Form 10-Q
period 2023-09-30
CAVCO INDUSTRIES INC.
filed 2023-11-03
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 27, 2023, 8,325,363 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 30, 2023

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2023	April 1, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$377,264	$271,427
Restricted cash, current	17,180	11,728
Accounts receivable, net	88,560	89,347
Short-term investments	14,358	14,978
Current portion of consumer loans receivable, net	10,503	17,019
Current portion of commercial loans receivable, net	48,583	43,414
Current portion of commercial loans receivable from affiliates, net	1,959	640
Inventories	244,476	263,150
Prepaid expenses and other current assets	72,560	92,876
Total current assets	875,443	804,579
Restricted cash	585	335
Investments	20,507	18,639
Consumer loans receivable, net	25,233	27,129
Commercial loans receivable, net	40,998	53,890
Commercial loans receivable from affiliates, net	2,928	4,033
Property, plant and equipment, net	223,664	228,278
Goodwill	116,015	114,547
Other intangibles, net	29,005	29,790
Operating lease right-of-use assets	34,413	26,755
Total assets	$1,368,791	$1,307,975
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$41,095	$30,730
Accrued expenses and other current liabilities	264,380	262,661
Total current liabilities	305,475	293,391
Operating lease liabilities	30,529	21,678
Other liabilities	7,792	7,820
Deferred income taxes	5,740	7,581
Redeemable noncontrolling interest	—	1,219
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,356,421 and 9,337,125 shares, respectively	94	93
Treasury stock, at cost; 844,742 and 671,801 shares, respectively	(211,646)	(164,452)
Additional paid-in capital	274,204	271,950
Retained earnings	957,206	869,310
Accumulated other comprehensive loss	(603)	(615)
Total stockholders' equity	1,019,255	976,286
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,368,791	$1,307,975
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenue	$452,030	$577,392	$927,905	$1,165,730
Cost of sales	345,073	419,793	703,069	863,407
Gross profit	106,957	157,599	224,836	302,323
Selling, general and administrative expenses	61,506	66,894	123,186	133,030
Income from operations	45,451	90,705	101,650	169,293
Interest income	5,812	1,851	10,430	3,165
Interest expense	(257)	(233)	(523)	(394)
Other income, net	655	488	781	57
Income before income taxes	51,661	92,811	112,338	172,121
Income tax expense	(10,088)	(18,613)	(24,354)	(38,229)
Net income	41,573	74,198	87,984	133,892
Less: net income attributable to redeemable noncontrolling interest	34	82	88	174
Net income attributable to Cavco common stockholders	$41,539	$74,116	$87,896	$133,718

Comprehensive income
Net income	$41,573	$74,198	$87,984	$133,892
Reclassification adjustment for securities sold	3	(6)	6	(6)
Applicable income taxes	—	1	(1)	1
Net change in unrealized position of investments held	65	(377)	9	(519)
Applicable income taxes	(14)	79	(2)	109
Comprehensive income	41,627	73,895	87,996	133,477
Less: comprehensive income attributable to redeemable noncontrolling interest	34	82	88	174
Comprehensive income attributable to Cavco common stockholders	$41,593	$73,813	$87,908	$133,303

Net income per share attributable to Cavco common stockholders
Basic	$4.80	$8.32	$10.15	$15.01
Diluted	$4.76	$8.25	$10.05	$14.88
Weighted average shares outstanding
Basic	8,656,537	8,903,703	8,663,430	8,910,933
Diluted	8,731,419	8,978,997	8,742,734	8,983,425

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30, 2023	October 1, 2022
OPERATING ACTIVITIES
Net income	$87,984	$133,892
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,234	8,284
Provision for credit losses	(204)	(263)
Deferred income taxes	(1,845)	630
Stock-based compensation expense	2,989	3,525
Non-cash interest income, net	(1,413)	(280)
Loss (gain) on sale or retirement of property, plant and equipment, net	40	(25)
Gain on investments and sale of loans, net	(4,278)	(3,303)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	144	(562)
Consumer loans receivable originated	(56,158)	(97,155)
Proceeds from sales of consumer loans receivable	65,113	100,537
Principal payments received on consumer loans receivable	3,567	4,961
Inventories	19,683	10,006
Prepaid expenses and other current assets	17,823	(4,832)
Commercial loans receivable originated	(51,768)	(49,491)
Principal payments received on commercial loans receivable	59,378	41,839
Accounts payable, accrued expenses and other liabilities	9,911	15,179
Net cash provided by operating activities	160,200	162,942
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,470)	(33,188)
Payments for acquisitions, net	(1,298)	—
Proceeds from sale of property, plant and equipment	4,490	402
Purchases of investments	(6,499)	(9,742)
Proceeds from sale of investments	5,356	7,595
Net cash used in investing activities	(6,421)	(34,933)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(1,643)	(982)
Proceeds from exercise of stock options	909	1,591
Payments on finance leases and other secured financings	(295)	(393)
Payments for common stock repurchases	(40,911)	(38,960)
Distributions to noncontrolling interest	(300)	(480)
Net cash used in financing activities	(42,240)	(39,224)
Net increase in cash, cash equivalents and restricted cash	111,539	88,785
Cash, cash equivalents and restricted cash at beginning of the fiscal year	283,490	259,334
Cash, cash equivalents and restricted cash at end of the period	$395,029	$348,119
Supplemental disclosures of cash flow information
Cash paid for income taxes	$18,641	$48,027
Cash paid for interest	$368	$142
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(3,250)	$(3,286)
Right-of-use assets recognized and operating lease obligations incurred	$10,490	$1,445
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In addition, references throughout to numbered "Notes" refer to these Notes to Consolidated Financial Statements (Unaudited), unless otherwise stated.
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, which are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified including from Other income, net to Interest income to conform to current period classification. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K for the year ended April 1, 2023, filed with the SEC ("Form 10-K").
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
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 29 homebuilding production lines located throughout the United States and two production lines in Mexico. We distribute our homes through a large network of independent distribution points as well as 68 Company-owned U.S. retail stores, of which 41 are located in Texas. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.

During fiscal 2023, we completed the acquisition of Solitaire Inc. and other related entities (collectively "Solitaire Homes"), including their four manufacturing facilities and twenty-two retail locations by acquiring 100% of the outstanding stock of Solitaire Homes. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 21.
We have a 70% interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively "Craftsman"). On September 28, 2023, we executed an amendment to the Membership Interest Purchase Agreement for Craftsman to acquire the remaining 30% ownership for cash on December 31, 2023. Under the original agreement, we were obligated to purchase 20% on December 31, 2023, and the remaining 10% was under a put/call arrangement with no specified timetable. As the remaining 10% was not mandatorily redeemable, it was classified as a temporary equity mezzanine item between liabilities and stockholders' equity in the Consolidated Balance Sheets as Redeemable noncontrolling interest. As the remaining 10% is now mandatorily redeemable, the value attributed to this noncontrolling interest is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets at fair value.
For a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.
2. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Factory-built housing
Home sales	$410,040	$544,501	$849,784	$1,099,777
Delivery, setup and other revenues	24,026	15,101	41,391	32,422
	434,066	559,602	891,175	1,132,199
Financial services
Insurance agency commissions received from third-party insurance companies	1,017	1,029	1,916	2,426
All other sources	16,947	16,761	34,814	31,105
	17,964	17,790	36,730	33,531
	$452,030	$577,392	$927,905	$1,165,730
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	September 30, 2023	April 1, 2023
Cash related to CountryPlace customer payments to be remitted to third parties	$15,567	$11,123
Other restricted cash	2,198	940
	17,765	12,063
Less current portion	(17,180)	(11,728)
	$585	$335
Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	September 30, 2023	October 1, 2022
Cash and cash equivalents	$377,264	$333,249
Restricted cash	17,765	14,870
	$395,029	$348,119
4. Investments
Investments consisted of the following (in thousands):

	September 30, 2023	April 1, 2023
Available-for-sale debt securities	$19,821	$18,555
Marketable equity securities	10,121	9,989
Non-marketable equity investments	4,923	5,073
	34,865	33,617
Less short-term investments	(14,358)	(14,978)
	$20,507	$18,639
Investments in marketable equity securities consist of investments in the common stock of industrial and other companies.
Our non-marketable equity investments include investments in other retail distribution operations and community-based initiatives.
We record investments in fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	September 30, 2023		April 1, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$2,254	$2,168	$2,567	$2,488
State and political subdivision debt securities	5,911	5,687	6,023	5,769
Corporate debt securities	12,419	11,966	10,745	10,298
	$20,584	$19,821	$19,335	$18,555

The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	September 30, 2023
	Amortized Cost	Fair Value
Due in less than one year	$3,422	$3,365
Due after one year through five years	14,269	13,651
Due after five years through ten years	250	250
Due after ten years	389	387
Mortgage-backed securities	2,254	2,168
	$20,584	$19,821
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Marketable equity securities
Net (loss) gain recognized during the period	$(185)	$(233)	$275	$(2,575)
Less: Net (gain) loss recognized on securities sold during the period	(110)	216	(130)	290
Unrealized (loss) gain recognized during the period on securities still held	$(295)	$(17)	$145	$(2,285)
5. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2023	April 1, 2023
Raw materials	$85,663	$92,045
Work in process	28,290	29,022
Finished goods	130,523	142,083
	$244,476	$263,150

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	September 30, 2023	April 1, 2023
Loans held for investment, previously securitized	$18,756	$21,000
Loans held for investment	13,045	13,117
Loans held for sale	5,208	10,846
Construction advances	84	706
	37,093	45,669
Deferred financing fees and other, net	(312)	(368)
Allowance for loan losses	(1,045)	(1,153)
	35,736	44,148
Less current portion	(10,503)	(17,019)
	$25,233	$27,129
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Allowance for loan losses at beginning of period	$1,144	$1,905	$1,153	$2,115
Change in estimated loan losses, net	(99)	(166)	(108)	(376)
Charge-offs	—	—	—	(19)
Recoveries	—	—	—	19
Allowance for loan losses at end of period	$1,045	$1,739	$1,045	$1,739
The consumer loans held for investment had the following characteristics:

	September 30, 2023	April 1, 2023
Weighted average contractual interest rate	8.1%	8.2%
Weighted average effective interest rate	9.2%	8.8%
Weighted average months to maturity	164	150
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	September 30, 2023	April 1, 2023
Current	$35,457	$43,252
31 to 60 days	157	1,247
61 to 90 days	185	213
91+ days	1,294	957
	$37,093	$45,669

The following table disaggregates gross consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	September 30, 2023
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$4,009	$668	$182	$991	$1,945	$16,007	$23,802
Near Prime- FICO score 620-679	546	—	—	1,217	1,062	9,238	12,063
Sub-Prime- FICO score less than 620	—	—	—	18	50	834	902
No FICO score	—	—	—	—	—	326	326
	$4,555	$668	$182	$2,226	$3,057	$26,405	$37,093

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$9,471	$185	$1,051	$1,982	$1,191	$16,601	$30,481
Near Prime- FICO score 620-679	1,695	—	1,012	1,131	1,550	8,244	13,632
Sub-Prime- FICO score less than 620	84	—	19	51	—	1,033	1,187
No FICO score	—	—	—	—	24	345	369
	$11,250	$185	$2,082	$3,164	$2,765	$26,223	$45,669
As of September 30, 2023, 40% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 14% was concentrated in Florida. As of April 1, 2023, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of September 30, 2023 or April 1, 2023.
Repossessed homes totaled approximately $0.6 million and $1.1 million as of September 30, 2023 and April 1, 2023, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Homes undergoing foreclosure or similar proceedings in progress totaled approximately $0.8 million and $0.5 million as of September 30, 2023 and April 1, 2023, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	September 30, 2023	April 1, 2023
Loans receivable	$96,148	$103,726
Allowance for loan losses	(1,497)	(1,586)
Deferred financing fees, net	(183)	(163)
	94,468	101,977
Less current portion of commercial loans receivable (including from affiliates), net	(50,542)	(44,054)
	$43,926	$57,923

The commercial loans receivable balance had the following characteristics:

	September 30, 2023	April 1, 2023
Weighted average contractual interest rate	7.5%	7.6%
Weighted average months outstanding	11	9
The following table represents changes in the estimated allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at beginning of period	$1,614	$1,054	$1,586	$1,011
Change in estimated loan losses, net	(117)	69	(89)	112
Balance at end of period	$1,497	$1,123	$1,497	$1,123
Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of September 30, 2023 and April 1, 2023, there were no commercial loans considered watch list or nonperforming. The following table disaggregates our commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	September 30, 2023
	2024	2023	2022	2021	2020	Prior	Total
Performing	$34,942	$47,827	$8,306	$2,652	$1,538	$883	$96,148

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Performing	$80,193	$16,028	$4,071	$2,203	$1,231	$—	$103,726
As of September 30, 2023 and April 1, 2023, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of September 30, 2023, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 16% and California of 11%. As of April 1, 2023, 18% of our outstanding principal balance of the commercial loans receivable balance was in New York. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of September 30, 2023 or April 1, 2023.
As of September 30, 2023 and April 1, 2023, one independent third-party and its affiliates comprised 12% of the net commercial loans receivable principal balance outstanding, all of which was secured.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2023	April 1, 2023
Property, plant and equipment, at cost
Buildings and improvements	$169,331	$167,291
Machinery and equipment	75,381	76,826
Land	39,822	39,822
Construction in progress	8,228	5,472
	292,762	289,411
Accumulated depreciation	(69,098)	(61,133)
	$223,664	$228,278
Depreciation expense for the three and six months ended September 30, 2023 was $4.3 million and $8.4 million, respectively. Depreciation expense for the three and six months ended October 1, 2022 was $3.8 million and $7.3 million, respectively.
9. Leases
We lease certain production and retail locations, office space and equipment. The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of September 30, 2023 and April 1, 2023 (in thousands):

	Classification	September 30, 2023	April 1, 2023
ROU assets
Operating lease assets	Operating lease right-of-use assets	$34,413	$26,755
Finance lease assets	Property, plant and equipment, net (1)	6,044	6,088
Total lease assets		$40,457	$32,843

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,027	$6,262
Finance lease liabilities	Accrued expenses and other current liabilities	78	347
Non-current:
Operating lease liabilities	Operating lease liabilities	30,529	21,678
Finance lease liabilities	Other liabilities	6,127	5,896
Total lease liabilities		$41,761	$34,183
(1) Recorded net of accumulated amortization of $0.3 million as of September 30, 2023 and April 1, 2023.

The present value of minimum payments for future fiscal years under non-cancelable leases as of September 30,
2023 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2024	$3,254	$178	$3,432
Fiscal 2025	6,582	356	6,938
Fiscal 2026	6,160	356	6,516
Fiscal 2027	3,655	356	4,011
Fiscal 2028	3,141	356	3,497
Fiscal 2029	3,072	356	3,428
Thereafter	18,140	10,230	28,370
	44,004	12,188	56,192
Less: Amount representing interest	(8,448)	(5,983)	(14,431)
	$35,556	$6,205	$41,761

10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	September 30, 2023			April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$116,015	$—	$116,015	$114,547	$—	$114,547
Trademarks and trade names	16,980	—	16,980	16,980	—	16,980
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	134,095	—	134,095	132,627	—	132,627
Finite-lived
Customer relationships	15,000	(4,616)	10,384	16,900	(5,818)	11,082
Other	1,114	(573)	541	1,114	(486)	628
	$150,209	$(5,189)	$145,020	$150,641	$(6,304)	$144,337
During the six months ended September 30, 2023, fair value adjustments were made to certain assets and liabilities of Solitaire Homes in connection with the purchase accounting measurement period. This resulted in additional Goodwill of $1.0 million. See Note 21.

Amortization expense recognized on intangible assets for the three and six months ended September 30, 2023 was $0.4 million and $0.8 million, respectively. Amortization expense recognized on intangible assets for the three and six months ended October 1, 2022 was $0.5 million and $1.0 million, respectively. Customer relationships have a weighted average remaining life of 7.4 years and other finite lived intangibles have a weighted average remaining life of 3.0 years.
Expected amortization for future fiscal years is as follows (in thousands):

Remainder of fiscal year 2024	$785
Fiscal 2025	1,530
Fiscal 2026	1,488
Fiscal 2027	1,415
Fiscal 2028	1,299
Fiscal 2029	1,265
Thereafter	3,143
$10,925
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	April 1, 2023
Salaries, wages and benefits	$45,250	$47,100
Customer deposits	43,477	45,193
Estimated warranties	33,015	31,368
Unearned insurance premiums	30,449	27,901
Accrued volume rebates	23,925	22,858
Other	88,264	88,241
	$264,380	$262,661
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at beginning of period	$32,401	$28,802	$31,368	$26,250
Charged to costs and expenses	12,206	13,623	25,615	28,627
Payments and deductions	(11,592)	(11,584)	(23,968)	(24,036)
Balance at end of period	$33,015	$30,841	$33,015	$30,841

13. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	September 30, 2023	April 1, 2023
Finance lease payables	$6,205	$6,243
Mandatorily redeemable noncontrolling interest	2,442	2,268
Other secured financing	2,067	2,379
	10,714	10,890
Less current portion included in Accrued expenses and other current liabilities	(2,922)	(3,070)
	$7,792	$7,820
14. Debt
We are party to a Credit Agreement (the "Credit Agreement") that expires in 2027 with Bank of America, N.A., providing for a $50 million revolving credit facility (the "Revolving Credit Facility"), which may be increased up to an aggregate amount of $100 million. Borrowings under the Revolving Credit Facility generally bear interest at the Secured Overnight Financing Rate plus a credit spread and a margin based on our Consolidated Total Leverage Ratio. The Credit Agreement includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million. The Credit Agreement also contains customary representations and warranties, and affirmative negative covenants.
As of September 30, 2023 and April 1, 2023, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
15. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	September 30, 2023		October 1, 2022
	Written	Earned	Written	Earned
Direct premiums	$10,067	$9,371	$7,168	$7,338
Assumed premiums—nonaffiliated	9,505	8,851	8,818	8,211
Ceded premiums—nonaffiliated	(6,438)	(6,438)	(4,414)	(4,414)
	$13,134	$11,784	$11,572	$11,135

	Six Months Ended
	September 30, 2023		October 1, 2022
	Written	Earned	Written	Earned
Direct premiums	$20,446	$18,047	$14,896	$14,388
Assumed premiums—nonaffiliated	19,305	17,421	17,846	16,168
Ceded premiums—nonaffiliated	(12,565)	(12,565)	(8,643)	(8,643)
	$27,186	$22,903	$24,099	$21,913
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
Standard Casualty establishes reserves for claims and claims expense on reported and incurred but not reported ("IBNR") claims of non-reinsured losses. Reserves for claims are included in the Accrued expenses and other current liabilities line item on the Consolidated Balance Sheets and claims expenses are recorded in Cost of sales on the Consolidated Statements of Comprehensive Income. The following details the activity in the reserve for the three and six months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at beginning of period	$13,001	$8,574	$10,939	$8,149
Net incurred losses during the period	8,586	7,809	19,663	16,586
Net claim payments during the period	(12,433)	(8,593)	(21,448)	(16,945)
Balance at end of period	$9,154	$7,790	$9,154	$7,790
16. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $157 million and $178 million at September 30, 2023 and April 1, 2023, respectively, without reduction for the resale value of the homes. During the second quarter of fiscal 2024, we received one repurchase demand notice and the inventory was obtained shortly after period end. As the fair value of the inventory exceeded its carrying value, no reserve was deemed necessary. During the fourth quarter of fiscal 2023, we received one repurchase demand notice and the inventory was acquired during the first quarter of fiscal 2024. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.7 million at September 30, 2023 and $5.2 million at April 1, 2023.

Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 30, 2023	April 1, 2023
Construction loan contract amount	$371	$2,214
Cumulative advances	(84)	(706)
	$287	$1,508
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.6 million as of September 30, 2023 and $0.7 million as of April 1, 2023, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the six months ended September 30, 2023 or October 1, 2022.
Interest Rate Lock Commitments ("IRLCs"). As of September 30, 2023, we had outstanding IRLCs with a notional amount of $31.6 million. For the three and six months ended September 30, 2023, we recognized insignificant non-cash losses on outstanding IRLCs. For the three and six months ended October 1, 2022, we recognized insignificant non-cash losses and gains, respectively, on outstanding IRLCs.
Forward Sales Commitments. As of September 30, 2023, we had $1.5 million in outstanding forward sales commitments ("Commitments"). During the three and six months ended September 30, 2023, we recognized insignificant non-cash gains. During the three and six months ended October 1, 2022, we recognized non-cash gains and losses of $0.2 million and $0.1 million, respectively, relating to our Commitments.
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

17. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the six months ended September 30, 2023 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	46,357	—	46,357	54
Other comprehensive loss, net	—	—	—	—	—	(42)	(42)	—
Issuance of common stock under stock incentive plans, net	10,095	—	—	(1,213)	—	—	(1,213)	—
Stock-based compensation	—	—	—	1,438	—	—	1,438	—
Distributions	—	—	—	—	—	—	—	(120)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Balance, July 1, 2023	9,347,220	93	(164,452)	272,175	915,667	(657)	1,022,826	1,120
Net income	—	—	—	—	41,539	—	41,539	34
Other comprehensive income, net	—	—	—	—	—	54	54	—
Issuance of common stock under stock incentive plans, net	9,201	1	—	478	—	—	479	—
Stock-based compensation	—	—	—	1,551	—	—	1,551	—
Common stock repurchases	—	—	(47,194)	—	—	—	(47,194)	—
Distributions	—	—	—	—	—	—	—	(180)
Conversion to mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(974)
Balance, September 30, 2023	9,356,421	$94	$(211,646)	$274,204	$957,206	$(603)	$1,019,255	$—

The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the six months ended October 1, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	59,602	—	59,602	92
Other comprehensive loss, net	—	—	—	—	—	(112)	(112)	—
Issuance of common stock under stock incentive plans, net	5,957	—	—	(848)	—	—	(848)	—
Stock-based compensation	—	—	—	1,425	—	—	1,425	—
Common stock repurchases	—	—	(38,960)	—	—	—	(38,960)	—
Distributions	—	—	—	—	—	—	—	(240)
Balance, July 2, 2022	9,298,235	93	(100,000)	263,626	688,358	(515)	851,562	677
Net income	—	—	—	—	74,116	—	74,116	82
Other comprehensive loss, net	—	—	—	—	—	(303)	(303)	—
Issuance of common stock under stock incentive plans, net	15,917	—	—	1,457	—	—	1,457	—
Stock-based compensation	—	—	—	2,100	—	—	2,100	—
Distributions	—	—	—	—	—	—	—	(240)
Valuation adjustment	—	—	—	—	—	—	—	407
Balance, October 1, 2022	9,314,152	$93	$(100,000)	$267,183	$762,474	$(818)	$928,932	$926
18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income attributable to Cavco common stockholders	$41,539	$74,116	$87,896	$133,718
Weighted average shares outstanding
Basic	8,656,537	8,903,703	8,663,430	8,910,933
Effect of dilutive securities	74,882	75,294	79,304	72,492
Diluted	8,731,419	8,978,997	8,742,734	8,983,425
Net income per share attributable to Cavco common stockholders
Basic	$4.80	$8.32	$10.15	$15.01
Diluted	$4.76	$8.25	$10.05	$14.88

Anti-dilutive common stock equivalents excluded	335	413	320	596

19. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	September 30, 2023		April 1, 2023
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$19,821	$19,821	$18,555	$18,555
Marketable equity securities	10,121	10,121	9,989	9,989
Non-marketable equity investments	4,923	4,923	5,073	5,073
Consumer loans receivable	35,736	38,537	44,148	50,686
Commercial loans receivable	94,468	86,328	101,977	97,106
Other secured financing	(2,067)	(1,972)	(2,379)	(2,332)
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

	September 30, 2023	April 1, 2023
Number of loans serviced with MSRs	3,949	4,070
Weighted average servicing fee (basis points)	34.75	34.71
Capitalized servicing multiple	181.0%	98.99%
Capitalized servicing rate (basis points)	62.90	34.36
Serviced portfolio with MSRs (in thousands)	$502,162	$520,458
MSRs (in thousands)	$3,159	$1,788
20. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three and six months ended September 30, 2023, the total amount of sales to related parties was $16.0 million and $31.0 million, respectively. For the three and six months ended October 1, 2022, the total amount of sales to related parties was $20.1 million and $37.3 million, respectively. As of September 30, 2023, receivables from related parties included $6.0 million of accounts receivable and $4.9 million of commercial loans outstanding. As of April 1, 2023, receivables from related parties included $5.7 million of accounts receivable and $4.7 million of commercial loans outstanding.

21. Acquisition
On January 3, 2023 (the "Acquisition Date"), we completed the acquisition of Solitaire Homes, including their four manufacturing facilities and twenty-two retail locations by acquiring 100% of the outstanding stock of Solitaire Homes for $110.8 million, subject to customary adjustments.
Our provisional estimates of the fair values of the assets that we acquired and the liabilities that we assumed were based on the information that was available as of the Acquisition Date. We are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these provisional estimates are subject to change during the measurement period, which is up to one year from the Acquisition Date. During the six months ended September 30, 2023, we made certain adjustments to the assets and liabilities based on information that became available.
The following table presents our provisional estimates of the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date as of the end of the 2024 second quarter (in thousands):

	January 3, 2023	Adjustments	January 3, 2023 (as Adjusted at September 30, 2023)
Cash	$5,119	$(77)	$5,042
Investments	334	—	334
Accounts receivable	3,536	(778)	2,758
Inventories	58,045	(54)	57,991
Property, plant and equipment	36,109	(70)	36,039
Other current assets	1,519	—	1,519
Intangible assets	3,400	—	3,400
Total identifiable assets acquired	108,062	(979)	107,083
Accounts payable and accrued liabilities	11,251	21	11,272
Net identifiable assets acquired	96,811	(1,000)	95,811
Goodwill	13,970	1,000	14,970
Net assets acquired	$110,781	$—	$110,781
Pro Forma Impact of Acquisition (Unaudited). The following table presents supplemental pro forma information as if the above acquisition had occurred on April 3, 2022 (in thousands, except per share data):

	October 1, 2022
	Three Months Ended	Six Months Ended
Net revenue	$613,566	$1,238,077
Net income attributable to Cavco common stockholders	76,159	137,804
Diluted net income per share	8.48	15.34

22. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenue:
Factory-built housing	$434,066	$559,602	$891,175	$1,132,199
Financial services	17,964	17,790	36,730	33,531
	$452,030	$577,392	$927,905	$1,165,730

Income before income taxes:
Factory-built housing	$50,226	$90,374	$112,051	$170,146
Financial services	1,435	2,437	287	1,975
	$51,661	$92,811	$112,338	$172,121

	September 30, 2023	April 1, 2023
Total assets:
Factory-built housing	$1,168,127	$1,107,555
Financial services	200,664	200,420
	$1,368,791	$1,307,975

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q (the "Report") include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements include, for example, discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our strategy; our liquidity and financial resources; our outlook with respect to Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions, including concerns of a possible recession, and consumer confidence; trends in interest rates and inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; that we may seek alternative sources of financing in the future; operational and legal risks; how we may be affected by any pandemic or outbreak; geopolitical conditions; the cost and availability of labor and raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
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
Introduction
The following should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the related Notes that appear in Part I, Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to our unaudited Consolidated Financial Statements.
Company Overview
Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Our products are marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Nationwide, Fairmont, Friendship, Chariot Eagle, Destiny, Commodore, Colony, Pennwest, R-Anell, Manorwood, MidCountry and Solitaire. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer, and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes.

We operate a total of 31 homebuilding production lines with 29 domestic locations in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two international locations in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 68 Company-owned U.S. retail stores, of which 41 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through August 2023 were 58,698, a decrease of 27.0% compared to 80,408 shipments in the same calendar period last year. Higher interest rates and continued inflationary pressures have tempered industry demand. However, the manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively low cost associated with manufactured home ownership remains competitive with rental housing.
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
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community operators and residential developers (see Note 7 to the unaudited Consolidated Financial Statements). Our involvement in commercial lending helps to increase the availability of manufactured home financing to distributors, community operators and residential developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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
Our backlog at September 30, 2023 was $170 million compared to $177 million at July 1, 2023, a decrease of $7 million and down $481 million compared to $651 million at October 1, 2022.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	September 30, 2023	October 1, 2022	Change
Factory-built housing	$434,066	$559,602	$(125,536)	(22.4)%
Financial services	17,964	17,790	174	1.0%
	$452,030	$577,392	$(125,362)	(21.7)%
Factory-built homes sold
by Company-owned retail sales centers	1,014	860	154	17.9%
to independent retailers, builders, communities and developers	3,234	4,251	(1,017)	(23.9)%
	4,248	5,111	(863)	(16.9)%
Net factory-built housing revenue per home sold	$102,181	$109,490	$(7,309)	(6.7)%

	Six Months Ended
($ in thousands, except revenue per home sold)	September 30, 2023	October 1, 2022	Change
Factory-built housing	$891,175	$1,132,199	$(241,024)	(21.3)%
Financial services	36,730	33,531	3,199	9.5%
	$927,905	$1,165,730	$(237,825)	(20.4)%
Factory-built homes sold
by Company-owned retail sales centers	1,973	1,733	240	13.8%
to independent retailers, builders, communities and developers	6,857	8,724	(1,867)	(21.4)%
	8,830	10,457	(1,627)	(15.6)%
Net factory-built housing revenue per home sold	$100,926	$108,272	$(7,346)	(6.8)%
In Factory-built housing, Net revenue decreased for the three and six months ended September 30, 2023 compared to the respective periods in the prior year due to lower home sales volume and lower home selling prices, partially offset by the addition of Solitaire Homes.
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
For the three and six months ended September 30, 2023, Net revenue in Financial services increased primarily due to more insurance policies in force in the current period compared to the prior period. This was partially offset by lower interest income earned on the acquired consumer loan portfolios.

Gross Profit

	Three Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	Change
Factory-built housing	$100,507	$149,665	$(49,158)	(32.8)%
Financial services	6,450	7,934	(1,484)	(18.7)%
	$106,957	$157,599	$(50,642)	(32.1)%

Gross profit as % of Net revenue
Consolidated	23.7%	27.3%	N/A	(3.6)%
Factory-built housing	23.2%	26.7%	N/A	(3.5)%
Financial services	35.9%	44.6%	N/A	(8.7)%

	Six Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	Change
Factory-built housing	$213,875	$289,251	$(75,376)	(26.1)%
Financial services	10,961	13,072	(2,111)	(16.1)%
	$224,836	$302,323	$(77,487)	(25.6)%

Gross profit as % of Net revenue
Consolidated	24.2%	25.9%	N/A	(1.7)%
Factory-built housing	24.0%	25.5%	N/A	(1.5)%
Financial services	29.8%	39.0%	N/A	(9.2)%
Factory-built housing Gross profit percentage decreased primarily from lower average selling prices.
In Financial services, Gross profit and Gross profit percentage decreased primarily due to higher insurance claims from Arizona and Texas weather related events partially offset by greater realized and unrealized gains on marketable equity securities.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	Change
Factory-built housing	$56,455	$61,640	$(5,185)	(8.4)%
Financial services	5,051	5,254	(203)	(3.9)%
	$61,506	$66,894	$(5,388)	(8.1)%
Selling, general and administrative expenses as % of Net revenue	13.6%	11.6%	N/A	2.0%

	Six Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	Change
Factory-built housing	$112,476	$122,563	$(10,087)	(8.2)%
Financial services	10,710	10,467	243	2.3%
	$123,186	$133,030	$(9,844)	(7.4)%
Selling, general and administrative expenses as % of Net revenue	13.3%	11.4%	N/A	1.9%
Selling, general and administrative expenses decreased primarily from lower legal expenses, professional fees and incentive compensation expense, partially offset by higher expenses reflecting the addition of Solitaire Homes.
Other Components of Net Income

	Three Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	Change
Interest income	$5,812	$1,851	$3,961	214.0%
Interest expense	(257)	(233)	(24)	10.3%
Other income, net	655	488	167	(34.2)%
Income tax expense	(10,088)	(18,613)	8,525	45.8%
Effective tax rate	19.5%	20.1%	N/A	(0.60)%

	Six Months Ended
($ in thousands)	September 30, 2023	October 1, 2022	Change
Interest income	$10,430	$3,165	$7,265	229.5%
Interest expense	(523)	(394)	(129)	32.7%
Other income, net	781	57	724	N/M
Income tax expense	(24,354)	(38,229)	(13,875)	(36.3)%
Effective tax rate	21.7%	22.2%	N/A	(0.50)%
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

Liquidity and Capital Resources
We believe that cash and cash equivalents at September 30, 2023, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our recently implemented $50.0 million Revolving Credit Facility, of which no amounts were outstanding at September 30, 2023. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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
The following is a summary of the Company's cash flows for the six months ended September 30, 2023 and October 1, 2022, respectively:

	Six Months Ended
(in thousands)	September 30, 2023	October 1, 2022	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$283,490	$259,334	$24,156
Net cash provided by operating activities	160,200	162,942	(2,742)
Net cash used in investing activities	(6,421)	(34,933)	28,512
Net cash used in financing activities	(42,240)	(39,224)	(3,016)
Cash, cash equivalents and restricted cash at end of the period	$395,029	$348,119	$46,910
Net cash provided by operating activities decreased primarily from lower Net income, partially offset by a reduction in prepaid expenses and other current assets and higher principal payments received on commercial loans.
Consumer loan originations decreased $41.0 million to $56.2 million for the six months ended September 30, 2023 from $97.2 million for the six months ended October 1, 2022, and proceeds from sales of consumer loans decreased $35.4 million to $65.1 million for the six months ended September 30, 2023 from $100.5 million for the six months ended October 1, 2022.
Commercial loan originations increased $2.3 million to $51.8 million for the six months ended September 30, 2023 from $49.5 million for the six months ended October 1, 2022. Proceeds from the collection on commercial loans provided $59.4 million this year, compared to $41.8 million in the prior year, a net increase of $17.6 million.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended September 30, 2023, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2023, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As announced on May 26, 2022 in a current report on Form 8-K, the Company's Board of Directors approved a $100 million stock repurchase program with the same terms and conditions as the previous plan. On August 1, 2023, the Company's Board of Directors approved another $100 million stock repurchase program with the same terms and conditions as the previous plans. The following table sets forth repurchases of our common stock during the second quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
July 2, 2023 to August 5, 2023	—	$—	—	$135,731
August 6, 2023 to September 2, 2023	—	—	—	135,731
September 3, 2023 to September 30, 2023	172,941	270.51	172,941	88,949
	172,941		172,941

Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
No officers or directors adopted or terminated any 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K) during the three months ended September 30, 2023.

Item 6. Exhibits

Exhibit No.		Exhibit
10.1*	(1)	Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan
10.1.1*	(2)	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement
10.1.2*	(2)	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Section 16 Employees and Above
10.1.3*	(2)	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors
10.1.4*	(2)	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Performance-based Restricted Stock Unit Award Agreement
10.1.5*	(2)	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Performance-based Restricted Stock Unit Award Agreement for Section 16 Employees and Above
31.1	(2)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(3)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	November 3, 2023
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	November 3, 2023
Allison K. Aden	(Principal Financial Officer)