Form 10-Q
period 2023-12-30
CAVCO INDUSTRIES INC.
filed 2024-02-02
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 26, 2024, 8,346,618 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 30, 2023

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 30, 2023	April 1, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$352,808	$271,427
Restricted cash, current	13,215	11,728
Accounts receivable, net	70,501	89,347
Short-term investments	16,819	14,978
Current portion of consumer loans receivable, net	11,855	17,019
Current portion of commercial loans receivable, net	48,817	43,414
Current portion of commercial loans receivable from affiliates, net	2,135	640
Inventories	236,649	263,150
Prepaid expenses and other current assets	80,248	92,876
Total current assets	833,047	804,579
Restricted cash	585	335
Investments	16,099	18,639
Consumer loans receivable, net	24,279	27,129
Commercial loans receivable, net	38,836	53,890
Commercial loans receivable from affiliates, net	2,784	4,033
Property, plant and equipment, net	224,216	228,278
Goodwill	120,744	114,547
Other intangibles, net	28,613	29,790
Operating lease right-of-use assets	37,393	26,755
Total assets	$1,326,596	$1,307,975
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,928	$30,730
Accrued expenses and other current liabilities	247,244	262,661
Total current liabilities	271,172	293,391
Operating lease liabilities	33,285	21,678
Other liabilities	7,651	7,820
Deferred income taxes	5,788	7,581
Redeemable noncontrolling interest	—	1,219
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,381,147 and 9,337,125 shares, respectively; Outstanding 8,345,812 and 8,665,324 shares, respectively	94	93
Treasury stock, at cost; 1,035,335 and 671,801 shares, respectively	(262,072)	(164,452)
Additional paid-in capital	277,847	271,950
Retained earnings	993,193	869,310
Accumulated other comprehensive loss	(362)	(615)
Total stockholders' equity	1,008,700	976,286
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,326,596	$1,307,975
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenue	$446,769	$500,603	$1,374,674	$1,666,333
Cost of sales	343,718	368,635	1,046,787	1,232,042
Gross profit	103,051	131,968	327,887	434,291
Selling, general and administrative expenses	63,312	58,904	186,498	191,934
Income from operations	39,739	73,064	141,389	242,357
Interest income	5,234	3,581	15,664	6,746
Interest expense	(842)	(216)	(1,365)	(610)
Other (expense) income, net	(224)	(348)	557	(291)
Income before income taxes	43,907	76,081	156,245	248,202
Income tax expense	(7,920)	(16,492)	(32,274)	(54,721)
Net income	35,987	59,589	123,971	193,481
Less: net income attributable to redeemable noncontrolling interest	—	65	88	239
Net income attributable to Cavco common stockholders	$35,987	$59,524	$123,883	$193,242

Comprehensive income
Net income	$35,987	$59,589	$123,971	$193,481
Reclassification adjustment for securities sold	293	(13)	299	(19)
Applicable income tax (expense) benefit	(62)	3	(63)	4
Net change in unrealized position of investments held	13	107	22	(412)
Applicable income tax (expense) benefit	(3)	(23)	(5)	86
Comprehensive income	36,228	59,663	124,224	193,140
Less: comprehensive income attributable to redeemable noncontrolling interest	—	65	88	239
Comprehensive income attributable to Cavco common stockholders	$36,228	$59,598	$124,136	$192,901

Net income per share attributable to Cavco common stockholders
Basic	$4.31	$6.71	$14.47	$21.72
Diluted	$4.27	$6.66	$14.34	$21.55
Weighted average shares outstanding
Basic	8,358,389	8,870,565	8,561,209	8,897,405
Diluted	8,432,471	8,936,075	8,640,288	8,969,104

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES
Net income	$123,971	$193,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,854	12,174
Provision for credit losses	(121)	(659)
Deferred income taxes	(1,861)	3,225
Stock-based compensation expense	4,698	4,855
Non-cash interest income, net	(1,230)	(527)
Loss (gain) on sale or retirement of property, plant and equipment, net	186	(116)
Gain on investments and sale of loans, net	(5,958)	(6,647)
Distributions of earnings from equity method investments	—	4,306
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	18,161	15,988
Consumer loans receivable originated	(74,306)	(135,552)
Proceeds from sales of consumer loans receivable	81,752	146,050
Principal payments received on consumer loans receivable	5,480	7,206
Inventories	51,182	28,513
Prepaid expenses and other current assets	9,909	(16,525)
Commercial loans receivable originated	(83,509)	(71,183)
Principal payments received on commercial loans receivable	87,591	61,605
Accounts payable, accrued expenses and other liabilities	(23,695)	(16,075)
Net cash provided by operating activities	206,104	230,119
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,237)	(40,850)
Payments for acquisitions, net	(19,702)	—
Proceeds from sale of property, plant and equipment	4,514	406
Purchases of investments	(7,408)	(10,198)
Proceeds from sale of investments	9,290	9,230
Return of invested capital from equity method investments	—	12,213
Net cash used in investing activities	(26,543)	(29,199)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(1,898)	(1,072)
Proceeds from exercise of stock options	3,098	1,591
Payments on finance leases and other secured financings	(442)	(549)
Payments for common stock repurchases	(96,781)	(73,230)
Distributions to noncontrolling interest	(420)	(600)
Net cash used in financing activities	(96,443)	(73,860)
Net increase in cash, cash equivalents and restricted cash	83,118	127,060
Cash, cash equivalents and restricted cash at beginning of the fiscal year	283,490	259,334
Cash, cash equivalents and restricted cash at end of the period	$366,608	$386,394
Supplemental disclosures of cash flow information
Cash paid for income taxes	$28,776	$71,137
Cash paid for interest	$612	$430
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(3,812)	$(2,914)
Right-of-use assets recognized and operating lease obligations incurred	$14,743	$3,535
Non-cash consideration for acquisitions	$5,430	$—
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, which are necessary to fairly state the results for the periods presented. Certain prior period amounts have been reclassified including from Other (expense) income, net to Interest income to conform to current period classification. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K for the year ended April 1, 2023, filed with the SEC ("Form 10-K").
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
We operate in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. We design and build a wide variety of affordable manufactured homes, modular homes and park model RVs through 29 homebuilding production lines located throughout the United States and two production lines in Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada as well as 73 Company-owned U.S. retail stores, of which 43 are located in Texas. The financial services segment is comprised of a finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), and an insurance subsidiary, Standard Casualty Company ("Standard Casualty"). CountryPlace is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Standard Casualty provides property and casualty insurance primarily to owners of manufactured homes.

During fiscal 2023, we completed the acquisition of Solitaire Inc. and other related entities (collectively "Solitaire Homes"), including their four manufacturing facilities and twenty-two retail locations by acquiring 100% of the outstanding stock of Solitaire Homes. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 21, Acquisition.
At December 30, 2023 we have a 70% interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively "Craftsman"). On September 28, 2023, we executed an amendment to the Membership Interest Purchase Agreement (the "Agreement") for Craftsman to acquire the remaining 30% interest in Craftsman for cash on December 31, 2023. An additional amendment was signed in December 2023 to move the acquisition date to January 1, 2024. As the entire 30% is mandatorily redeemable, the value attributed to this noncontrolling interest at December 30, 2023 is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets at fair value. On January 1, 2024 we acquired the remaining 30% interest in Craftsman for cash.
On November 15, 2023, the Company acquired certain assets and liabilities of Kentucky Dream Homes, LLC, a manufactured home retailer with locations in Kentucky and Florida. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 21, Acquisition
For a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.
2. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Factory-built housing
Home sales	$400,633	$455,459	$1,250,417	$1,555,236
Delivery, setup and other revenues	26,306	25,734	67,697	58,156
	426,939	481,193	1,318,114	1,613,392
Financial services
Insurance agency commissions received from third-party insurance companies	1,229	887	3,145	3,313
All other sources	18,601	18,523	53,415	49,628
	19,830	19,410	56,560	52,941
	$446,769	$500,603	$1,374,674	$1,666,333
3. Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 30, 2023	April 1, 2023
Cash and cash equivalents	$352,808	$271,427
Restricted cash, current	13,215	11,728
Restricted cash	585	335
	$366,608	$283,490

4. Investments
Investments consisted of the following (in thousands):

	December 30, 2023	April 1, 2023
Available-for-sale debt securities	$19,207	$18,555
Marketable equity securities	8,788	9,989
Non-marketable equity investments	4,923	5,073
	32,918	33,617
Less short-term investments	(16,819)	(14,978)
	$16,099	$18,639
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	December 30, 2023		April 1, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$1,888	$1,836	$2,567	$2,488
State and political subdivision debt securities	5,652	5,515	6,023	5,769
Corporate debt securities	12,124	11,856	10,745	10,298
	$19,664	$19,207	$19,335	$18,555
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	December 30, 2023
	Amortized Cost	Fair Value
Due in less than one year	$7,585	$7,453
Due after one year through five years	9,804	9,532
Due after five years through ten years	—	—
Due after ten years	387	386
Mortgage-backed securities	1,888	1,836
	$19,664	$19,207

Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Marketable equity securities
Net gain (loss) recognized during the period	$776	$707	$1,051	$(1,868)
Less: Net (gain) loss recognized on securities sold during the period	(235)	(107)	(365)	183
Unrealized gain (loss) recognized during the period on securities still held	$541	$600	$686	$(1,685)
5. Inventories
Inventories consisted of the following (in thousands):

	December 30, 2023	April 1, 2023
Raw materials	$80,630	$92,045
Work in process	25,969	29,022
Finished goods	130,050	142,083
	$236,649	$263,150
6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	December 30, 2023	April 1, 2023
Loans held for investment, previously securitized	$18,001	$21,000
Loans held for investment	12,901	13,117
Loans held for sale	6,236	10,846
Construction advances	464	706
	37,602	45,669
Deferred financing fees and other, net	(362)	(368)
Allowance for loan losses	(1,106)	(1,153)
	36,134	44,148
Less current portion	(11,855)	(17,019)
	$24,279	$27,129
The consumer loans held for investment had the following characteristics:

	December 30, 2023	April 1, 2023
Weighted average contractual interest rate	8.0%	8.2%
Weighted average effective interest rate	8.6%	8.8%
Weighted average months to maturity	173	150

The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	December 30, 2023	April 1, 2023
Current	$35,403	$43,252
31 to 60 days	951	1,247
61 to 90 days	311	213
91+ days	937	957
	$37,602	$45,669
The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	December 30, 2023
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$5,628	$329	$97	$985	$1,914	$15,413	$24,366
Near Prime- FICO score 620-679	744	—	—	1,208	949	9,146	12,047
Sub-Prime- FICO score less than 620	—	—	—	18	49	803	870
No FICO score	—	—	—	—	—	319	319
	$6,372	$329	$97	$2,211	$2,912	$25,681	$37,602

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$9,471	$185	$1,051	$1,982	$1,191	$16,601	$30,481
Near Prime- FICO score 620-679	1,695	—	1,012	1,131	1,550	8,244	13,632
Sub-Prime- FICO score less than 620	84	—	19	51	—	1,033	1,187
No FICO score	—	—	—	—	24	345	369
	$11,250	$185	$2,082	$3,164	$2,765	$26,223	$45,669
As of December 30, 2023, 42% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 14% was concentrated in Florida. As of April 1, 2023, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of December 30, 2023 or April 1, 2023.
Repossessed homes totaled approximately $0.8 million and $1.1 million as of December 30, 2023 and April 1, 2023, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Homes undergoing foreclosure or similar proceedings in progress totaled approximately $0.4 million and $0.5 million as of December 30, 2023 and April 1, 2023, respectively.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.

Commercial loans receivable, net consisted of the following (in thousands):

	December 30, 2023	April 1, 2023
Loans receivable	$94,178	$103,726
Allowance for loan losses	(1,423)	(1,586)
Deferred financing fees, net	(183)	(163)
	92,572	101,977
Less current portion of commercial loans receivable (including from affiliates), net	(50,952)	(44,054)
	$41,620	$57,923
The commercial loans receivable balance had the following characteristics:

	December 30, 2023	April 1, 2023
Weighted average contractual interest rate	6.5%	7.6%
Weighted average months outstanding	11	9
Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of December 30, 2023 and April 1, 2023, there were no commercial loans considered nonperforming. The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	December 30, 2023
	2024	2023	2022	2021	2020	Prior	Total
Performing	$48,598	$34,344	$6,522	$2,462	$1,478	$774	$94,178

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Performing	$80,193	$16,028	$4,071	$2,203	$1,231	$—	$103,726
As of December 30, 2023 and April 1, 2023, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of December 30, 2023, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 15% and California of 16%. As of April 1, 2023, 18% of our outstanding principal balance of the commercial loans receivable balance was in New York. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of December 30, 2023 or April 1, 2023.
As of December 30, 2023 and April 1, 2023, one independent third-party and its affiliates comprised 14% and 12%, respectively, of the net commercial loans receivable principal balance outstanding, all of which was secured.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	December 30, 2023	April 1, 2023
Property, plant and equipment, at cost
Buildings and improvements	$170,423	$167,291
Machinery and equipment	78,496	76,826
Land	39,822	39,822
Construction in progress	7,913	5,472
	296,654	289,411
Accumulated depreciation	(72,438)	(61,133)
	$224,216	$228,278
Depreciation expense for the three and nine months ended December 30, 2023 was $4.2 million and $12.7 million, respectively. Depreciation expense for the three and nine months ended December 31, 2022 was $3.4 million and $10.7 million, respectively.
9. Leases
We lease certain production and retail locations, office space and equipment. The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of December 30, 2023 and April 1, 2023 (in thousands):

	Classification	December 30, 2023	April 1, 2023
ROU assets
Operating lease assets	Operating lease right-of-use ("ROU") assets	$37,393	$26,755
Finance lease assets	Property, plant and equipment, net (1)	6,351	6,088
Total lease assets		$43,744	$32,843

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,305	$6,262
Finance lease liabilities	Accrued expenses and other current liabilities	79	347
Non-current:
Operating lease liabilities	Operating lease liabilities	33,285	21,678
Finance lease liabilities	Other liabilities	6,107	5,896
Total lease liabilities		$44,776	$34,183
(1) Recorded net of accumulated amortization of $0.4 million and $0.3 million as of December 30, 2023 and April 1, 2023, respectively.

The present value of future minimum payments under non-cancelable leases as of December 30,
2023 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2024	$1,688	$89	$1,777
Fiscal 2025	7,035	356	7,391
Fiscal 2026	6,980	356	7,336
Fiscal 2027	4,545	356	4,901
Fiscal 2028	3,649	356	4,005
Fiscal 2029	3,456	356	3,812
Thereafter	20,276	10,230	30,506
	47,629	12,099	59,728
Less: Amount representing interest	(9,039)	(5,913)	(14,952)
	$38,590	$6,186	$44,776

10. Goodwill and Other Intangibles, net
Goodwill and other intangibles, net, consisted of the following (in thousands):

	December 30, 2023			April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$120,744	$—	$120,744	$114,547	$—	$114,547
Trademarks and trade names	16,980	—	16,980	16,980	—	16,980
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	138,824	—	138,824	132,627	—	132,627
Finite-lived
Customer relationships	15,000	(4,965)	10,035	16,900	(5,818)	11,082
Other	1,114	(616)	498	1,114	(486)	628
	$154,938	$(5,581)	$149,357	$150,641	$(6,304)	$144,337
Changes to Goodwill for the nine months ended December 30, 2023 were as follows (in thousands):

Goodwill beginning of the period	$114,547
Solitaire Goodwill adjustments (1)	1,137
Kentucky Dream Homes (1)	4,591
Other immaterial acquisition	469
$120,744
(1) See Note 21, Acquisitions

Amortization expense recognized on intangible assets for the three and nine months ended December 30, 2023 was $0.4 million and $1.2 million, respectively. Amortization expense recognized on intangible assets for the three and nine months ended December 31, 2022 was $0.5 million and $1.5 million, respectively. Customer relationships have a weighted average remaining life of 7.1 years and other finite lived intangibles have a weighted average remaining life of 2.8 years.
Expected future amortization is as follows (in thousands):

Remainder of fiscal year 2024	$392
Fiscal 2025	1,530
Fiscal 2026	1,488
Fiscal 2027	1,415
Fiscal 2028	1,299
Fiscal 2029	1,265
Thereafter	3,144
$10,533
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 30, 2023	April 1, 2023
Salaries, wages and benefits	$41,023	$47,100
Customer deposits	40,698	45,193
Estimated warranties	32,822	31,368
Unearned insurance premiums	30,192	27,901
Accrued volume rebates	25,086	22,858
Accrued self-insurance	13,671	11,467
Other	63,752	76,774
	$247,244	$262,661
12. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Balance at beginning of period	$33,015	$30,841	$31,368	$26,250
Charged to costs and expenses	11,341	12,036	36,956	40,663
Payments and deductions	(11,534)	(11,931)	(35,502)	(35,967)
Balance at end of period	$32,822	$30,946	$32,822	$30,946

13. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	December 30, 2023	April 1, 2023
Finance lease liabilities	$6,186	$6,243
Mandatorily redeemable noncontrolling interest	2,796	2,268
Other secured financing	1,942	2,379
	10,924	10,890
Less current portion included in Accrued expenses and other current liabilities	(3,273)	(3,070)
	$7,651	$7,820
14. Debt
We are party to a Credit Agreement (the "Credit Agreement") that expires in 2027 with Bank of America, N.A., providing for a $50 million revolving credit facility (the "Revolving Credit Facility"), which may be increased up to an aggregate amount of $100 million.
As of December 30, 2023 and April 1, 2023, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
15. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	December 30, 2023		December 31, 2022
	Written	Earned	Written	Earned
Direct premiums	$11,135	$10,693	$7,454	$7,529
Assumed premiums—nonaffiliated	8,430	8,459	7,709	8,358
Ceded premiums—nonaffiliated	(6,406)	(6,406)	(4,413)	(4,413)
	$13,159	$12,746	$10,750	$11,474

	Nine Months Ended
	December 30, 2023		December 31, 2022
	Written	Earned	Written	Earned
Direct premiums	$31,581	$28,740	$22,350	$21,917
Assumed premiums—nonaffiliated	27,735	25,880	25,555	24,526
Ceded premiums—nonaffiliated	(18,971)	(18,971)	(13,056)	(13,056)
	$40,345	$35,649	$34,849	$33,387

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
Standard Casualty establishes reserves for claims and claims expense on reported and incurred but not reported ("IBNR") claims of non-reinsured losses. The following details the activity in the reserve for the three and nine months ended December 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Balance at beginning of period	$9,154	$7,790	$10,939	$8,149
Net incurred losses during the period	9,489	8,464	29,152	25,050
Net claim payments during the period	(9,189)	(7,163)	(30,637)	(24,108)
Balance at end of period	$9,454	$9,091	$9,454	$9,091
16. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $116 million and $178 million at December 30, 2023 and April 1, 2023, respectively, without reduction for the estimated resale value of the homes. During the third quarter of fiscal 2024, we received one repurchase demand notice for three homes. During the nine months ended December 30, 2023, we received three repurchase demand notices covering nine homes, of which six homes had been repurchased by period end. In all cases, the estimated fair value exceeded the repurchase price so no loss reserve was deemed necessary. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $2.7 million at December 30, 2023 and $5.2 million at April 1, 2023.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 30, 2023	April 1, 2023
Construction loan contract amount	$1,361	$2,214
Cumulative advances	(464)	(706)
	$897	$1,508
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.6 million as of December 30, 2023 and $0.7 million as of April 1, 2023, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the nine months ended December 30, 2023 or December 31, 2022.
Interest Rate Lock Commitments ("IRLCs"). As of December 30, 2023 and April 1, 2023, we had outstanding IRLCs with a notional amount of $24.1 million and $64.9 million, respectively. For the three and nine months ended December 30, 2023, we recognized insignificant non-cash gains and losses, respectively, on outstanding IRLCs. For the three and nine months ended December 31, 2022, we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. As of December 30, 2023 and April 1, 2023, we had $0.8 million and $1.6 million in outstanding forward sales commitments ("Commitments"), respectively. During the three and nine months ended December 30, 2023, we recognized insignificant non-cash losses. During the three and nine months ended December 31, 2022, we recognized non-cash losses of $0.2 million and $0.3 million, respectively, relating to our Commitments.

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

17. Stockholders' Equity and Redeemable Noncontrolling Interest
The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the nine months ended December 30, 2023 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	46,357	—	46,357	54
Other comprehensive loss, net	—	—	—	—	—	(42)	(42)	—
Issuance of common stock under stock incentive plans, net	10,095	—	—	(1,213)	—	—	(1,213)	—
Stock-based compensation	—	—	—	1,438	—	—	1,438	—
Distributions	—	—	—	—	—	—	—	(120)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Balance, July 1, 2023	9,347,220	93	(164,452)	272,175	915,667	(657)	1,022,826	1,120
Net income	—	—	—	—	41,539	—	41,539	34
Other comprehensive income, net	—	—	—	—	—	54	54	—
Issuance of common stock under stock incentive plans, net	9,201	1	—	478	—	—	479	—
Stock-based compensation	—	—	—	1,551	—	—	1,551	—
Common stock repurchases	—	—	(47,194)	—	—	—	(47,194)	—
Distributions	—	—	—	—	—	—	—	(180)
Conversion to mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(974)
Balance, September 30, 2023	9,356,421	94	(211,646)	274,204	957,206	(603)	1,019,255	—
Net income	—	—	—	—	35,987	—	35,987	—
Other comprehensive income, net	—	—	—	—	—	241	241	—
Issuance of common stock under stock incentive plans, net	24,726	—	—	1,934	—	—	1,934	—
Stock-based compensation	—	—	—	1,709	—	—	1,709	—
Common stock repurchases	—	—	(50,426)	—	—	—	(50,426)	—
Balance, December 30, 2023	9,381,147	$94	$(262,072)	$277,847	$993,193	$(362)	$1,008,700	$—

The following table represents changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the nine months ended December 31, 2022 (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	59,602	—	59,602	92
Other comprehensive loss, net	—	—	—	—	—	(112)	(112)	—
Issuance of common stock under stock incentive plans, net	5,957	—	—	(848)	—	—	(848)	—
Stock-based compensation	—	—	—	1,425	—	—	1,425	—
Common stock repurchases	—	—	(38,960)	—	—	—	(38,960)	—
Distributions	—	—	—	—	—	—	—	(240)
Balance, July 2, 2022	9,298,235	93	(100,000)	263,626	688,358	(515)	851,562	677
Net income	—	—	—	—	74,116	—	74,116	82
Other comprehensive loss, net	—	—	—	—	—	(303)	(303)	—
Issuance of common stock under stock incentive plans, net	15,917	—	—	1,457	—	—	1,457	—
Stock-based compensation	—	—	—	2,100	—	—	2,100	—
Distributions	—	—	—	—	—	—	—	(240)
Valuation adjustment	—	—	—	—	—	—	—	407
Balance, October 1, 2022	9,314,152	93	(100,000)	267,183	762,474	(818)	928,932	926
Net income	—	—	—	—	59,524	—	59,524	65
Other comprehensive income, net	—	—	—	—	—	74	74	—
Issuance of common stock under stock incentive plans, net	5,548	—	—	(90)	—	—	(90)	—
Stock-based compensation	—	—	—	1,330	—	—	1,330	—
Common stock repurchases	—	—	(34,270)	—	—	—	(34,270)	—
Distributions	—	—	—	—	—	—	—	(120)
Valuation adjustment	—	—	—	—	—	—	—	61
Balance, December 31, 2022	9,319,700	$93	$(134,270)	$268,423	$821,998	$(744)	$955,500	$932

18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net income attributable to Cavco common stockholders	$35,987	$59,524	$123,883	$193,242
Weighted average shares outstanding
Basic	8,358,389	8,870,565	8,561,209	8,897,405
Effect of dilutive securities	74,082	65,510	79,079	71,699
Diluted	8,432,471	8,936,075	8,640,288	8,969,104
Net income per share attributable to Cavco common stockholders
Basic	$4.31	$6.71	$14.47	$21.72
Diluted	$4.27	$6.66	$14.34	$21.55

Anti-dilutive common stock equivalents excluded	—	930	316	776
19. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	December 30, 2023		April 1, 2023
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$19,207	$19,207	$18,555	$18,555
Marketable equity securities	8,788	8,788	9,989	9,989
Non-marketable equity investments	4,923	4,923	5,073	5,073
Consumer loans receivable	36,134	41,661	44,148	50,686
Commercial loans receivable	92,572	78,191	101,977	97,106
Other secured financing	(1,942)	(1,894)	(2,379)	(2,332)
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

	December 30, 2023	April 1, 2023
Number of loans serviced with MSRs	3,894	4,070
Weighted average servicing fee (basis points)	34.79	34.71
Capitalized servicing multiple	187.1%	98.99%
Capitalized servicing rate (basis points)	65.10	34.36
Serviced portfolio with MSRs (in thousands)	$491,887	$520,458
MSRs (in thousands)	$3,202	$1,788

20. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the three and nine months ended December 30, 2023, the total amount of sales to related parties was $11.6 million and $42.6 million, respectively. For the three and nine months ended December 31, 2022, the total amount of sales to related parties was $18.7 million and $56.0 million, respectively. As of December 30, 2023, receivables from related parties included $6.5 million of accounts receivable and $4.9 million of commercial loans outstanding. As of April 1, 2023, receivables from related parties included $5.7 million of accounts receivable and $4.7 million of commercial loans outstanding.
21. Acquisitions
Solitaire Acquisition
On January 3, 2023 (the "Acquisition Date"), we completed the acquisition of Solitaire Homes, including their four manufacturing facilities and 22 retail locations, by acquiring 100% of the outstanding stock of Solitaire Homes for $110.8 million.
Our estimates of the fair values of the assets that we acquired and the liabilities that we assumed were based on the information that was available as of the Acquisition Date. During the nine months ended December 30, 2023, we made certain adjustments to the assets and liabilities based on information that became available.
The following table presents the fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date as of December 30, 2023 (in thousands):

	January 3, 2023	Adjustments	January 3, 2023 (as Adjusted at December 30, 2023)
Cash	$5,119	$(79)	$5,040
Investments	334	—	334
Accounts receivable	3,536	(787)	2,749
Inventories	58,045	(143)	57,902
Property, plant and equipment	36,109	(103)	36,006
Other current assets	1,519	59	1,578
Intangible assets	3,400	—	3,400
Total identifiable assets acquired	108,062	(1,053)	107,009
Accounts payable and accrued liabilities	11,251	84	11,335
Net identifiable assets acquired	96,811	(1,137)	95,674
Goodwill	13,970	1,137	15,107
Net assets acquired	$110,781	$—	$110,781

Pro Forma Impact of Solitaire Acquisition (Unaudited). The following table presents supplemental pro forma information as if the above acquisition had occurred on April 3, 2022 (in thousands, except per share data):

	December 31, 2022
	Three Months Ended	Nine Months Ended
Net revenue	$536,776	$1,774,853
Net income attributable to Cavco common stockholders	61,567	199,371
Diluted net income per share	6.89	22.23
Kentucky Dream Homes Acquisition
On November 15, 2023, the Company acquired certain assets and assumed certain liabilities of Kentucky Dream Homes, LLC ("KDH"), a manufactured home retailer with locations in Kentucky and Florida for total consideration of $23.8 million, which includes $5.4 million non-cash commercial loan forgiveness. The remaining $18.4 million was paid with cash on hand. The final purchase price is subject to customary adjustments. The business is included in the Factory-built housing reportable business segment. The fair value of the assets acquired and liabilities assumed are included in the Consolidated Balance Sheet as of December 30, 2023, including $4.6 million allocated to goodwill. The purchase accounting is subject to final adjustment, primarily for the working capital and amounts allocated to goodwill. We have included the financial results in our unaudited Consolidated Financial Statements from the date of acquisition. Pro forma historical results of operations related to this acquisition have not been presented because they are not significant to our unaudited Consolidated Financial Statements for the periods presented.
22. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenue:
Factory-built housing	$426,939	$481,193	$1,318,114	$1,613,392
Financial services	19,830	19,410	56,560	52,941
	$446,769	$500,603	$1,374,674	$1,666,333

Income before income taxes:
Factory-built housing	$42,070	$71,813	$154,121	$241,959
Financial services	1,837	4,268	2,124	6,243
	$43,907	$76,081	$156,245	$248,202

	December 30, 2023	April 1, 2023
Total assets:
Factory-built housing	$1,125,581	$1,107,555
Financial services	201,015	200,420
	$1,326,596	$1,307,975

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Report on Form 10-Q (the "Report") include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements include, for example, discussions regarding the manufactured housing and site-built housing industries; discussions regarding our efforts and the efforts of other industry participants to develop the home-only loan secondary market; our financial performance and operating results; our strategy; our liquidity and financial resources; our outlook with respect to Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions, including concerns of a possible recession, and consumer confidence; trends in interest rates and inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; that we may seek alternative sources of financing in the future; operational and legal risks; how we may be affected by any pandemic or outbreak; geopolitical conditions; the cost and availability of labor and raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Risk Factors in Part I, Item 1A of our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Form 10-K").
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

We operate a total of 31 homebuilding production lines with domestic locations in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville (two lines) and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two international lines in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 73 Company-owned U.S. retail stores, of which 43 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through November 2023 were 82,784, a decrease of 22.2% compared to 106,454 shipments in the same calendar period last year. Higher interest rates and continued inflationary pressures have tempered industry demand. However, the manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community operators and residential developers (see Note 7, Commercial Loans Receivable to the unaudited Consolidated Financial Statements). Our involvement in commercial lending helps to increase the availability of manufactured home financing to distributors, community operators and residential developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
The lack of an efficient secondary market for manufactured home-only loans and the limited number of institutions providing such loans results in higher borrowing costs for home-only loans and continues to constrain industry growth. We work independently and with other industry participants to develop secondary market opportunities for manufactured home-only loan and non-conforming mortgage portfolios and expand lending availability in the industry. We also develop and invest in home-only lending programs to grow sales of homes through traditional distribution points. We believe that growing our investment and participation in home-only lending may provide additional sales growth opportunities for our factory-built housing operations and reduce our customers' dependence on independent lenders for this source of financing.

Key housing building materials include wood, wood products, steel, gypsum wallboard, windows, doors fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. Pricing and availability of certain raw materials have been volatile due to a number of factors in the current environment. We continue to monitor and react to inflation in the cost of these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs. From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets served. Availability of these inputs has not caused significant production halts in the current period, but we have experienced periodic shutdowns in other periods and shortages of primary building materials have caused production inefficiencies as we have needed to change processes in response to the delay in materials. These shortages may also result in extended order backlogs, delays in the delivery of homes and reduced gross margins from home sales.
Our backlog at December 30, 2023 was $160 million compared to $170 million at September 30, 2023, a decrease of $10 million and down $267 million compared to $427 million at December 31, 2022.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	December 30, 2023	December 31, 2022	Change
Factory-built housing	$426,939	$481,193	$(54,254)	(11.3)%
Financial services	19,830	19,410	420	2.2%
	$446,769	$500,603	$(53,834)	(10.8)%
Factory-built homes sold
by Company-owned retail sales centers	1,026	748	278	37.2%
to independent retailers, builders, communities and developers	3,134	3,694	(560)	(15.2)%
	4,160	4,442	(282)	(6.3)%
Net factory-built housing revenue per home sold	$102,630	$108,328	$(5,698)	(5.3)%

	Nine Months Ended
($ in thousands, except revenue per home sold)	December 30, 2023	December 31, 2022	Change
Factory-built housing	$1,318,114	$1,613,392	$(295,278)	(18.3)%
Financial services	56,560	52,941	3,619	6.8%
	$1,374,674	$1,666,333	$(291,659)	(17.5)%
Factory-built homes sold
by Company-owned retail sales centers	2,999	2,481	518	20.9%
to independent retailers, builders, communities and developers	9,991	12,418	(2,427)	(19.5)%
	12,990	14,899	(1,909)	(12.8)%
Net factory-built housing revenue per home sold	$101,471	$108,289	$(6,818)	(6.3)%
Factory-built housing Net revenue decreased for the three and nine months ended December 30, 2023 due to lower home sales volume and lower home selling prices, partially offset by the addition of Solitaire Homes.
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
For the three and nine months ended December 30, 2023, Financial services Net revenue increased primarily due to more insurance policies in force, partially offset by reduced revenue from loan sales.

Gross Profit

	Three Months Ended
($ in thousands)	December 30, 2023	December 31, 2022	Change
Factory-built housing	$95,756	$122,923	$(27,167)	(22.1)%
Financial services	7,295	9,045	(1,750)	(19.3)%
	$103,051	$131,968	$(28,917)	(21.9)%

Gross profit as % of Net revenue
Consolidated	23.1%	26.4%	N/A	(3.3)%
Factory-built housing	22.4%	25.5%	N/A	(3.1)%
Financial services	36.8%	46.6%	N/A	(9.8)%

	Nine Months Ended
($ in thousands)	December 30, 2023	December 31, 2022	Change
Factory-built housing	$309,631	$412,174	$(102,543)	(24.9)%
Financial services	18,256	22,117	(3,861)	(17.5)%
	$327,887	$434,291	$(106,404)	(24.5)%

Gross profit as % of Net revenue
Consolidated	23.9%	26.1%	N/A	(2.2)%
Factory-built housing	23.5%	25.5%	N/A	(2.0)%
Financial services	32.3%	41.8%	N/A	(9.5)%

Factory-built housing Gross profit and Gross profit percentage decreased primarily due to lower average selling price, partially offset by lower input costs.
Financial services Gross profit and Gross profit percentage for the three months decreased primarily due to fewer loan sales. The nine months were negatively affected by lower loan sales and higher insurance claims from weather related events.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	December 30, 2023	December 31, 2022	Change
Factory-built housing	$57,854	$54,127	$3,727	6.9%
Financial services	5,458	4,777	681	14.3%
	$63,312	$58,904	$4,408	7.5%
Selling, general and administrative expenses as % of Net revenue	14.2%	11.8%	N/A	2.4%

	Nine Months Ended
($ in thousands)	December 30, 2023	December 31, 2022	Change
Factory-built housing	$170,330	$176,690	$(6,360)	(3.6)%
Financial services	16,168	15,244	924	6.1%
	$186,498	$191,934	$(5,436)	(2.8)%
Selling, general and administrative expenses as % of Net revenue	13.6%	11.5%	N/A	2.1%
Selling, general and administrative expenses increased for the three months primarily as a result of higher legal expenses, including SEC inquiry related expenses for the indemnification of a former officer, and the added cost of the Solitaire operations, partially offset by lower incentive compensation on reduced sales. For the nine months, Selling, general and administrative expenses decreased primarily as a result of lower incentive compensation on reduced sales, partially offset by the addition of Solitaire.

Other Components of Net Income

	Three Months Ended
($ in thousands)	December 30, 2023	December 31, 2022	Change
Interest income	$5,234	$3,581	$1,653	46.2%
Interest expense	(842)	(216)	626	289.8%
Other (expense) income, net	(224)	(348)	N/M	N/M
Income tax expense	(7,920)	(16,492)	(8,572)	(52.0)%
Effective tax rate	18.0%	21.7%	N/A	(3.70)%

	Nine Months Ended
($ in thousands)	December 30, 2023	December 31, 2022	Change
Interest income	$15,664	$6,746	$8,918	132.2%
Interest expense	(1,365)	(610)	755	123.8%
Other (expense) income, net	557	(291)	N/M	N/M
Income tax expense	(32,274)	(54,721)	(22,447)	(41.0)%
Effective tax rate	20.7%	22.0%	N/A	(1.30)%
Interest income consists primarily of interest earned on cash balances held in money market accounts, and interest earned on commercial floorplan lending. Interest expense consists primarily of interest related to finance leases. Interest income increased for the three and nine months ended December 30, 2023 primarily due to higher interest rates.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses from the sale of property, plant and equipment.
Income tax expense decreased for the three and nine months ended December 30, 2023 due to lower income before taxes.
Liquidity and Capital Resources
We believe that cash and cash equivalents at December 30, 2023, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We believe we have sufficient liquid resources including our $50.0 million Revolving Credit Facility, of which no amounts were outstanding at December 30, 2023. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, the assets owned by our insurance subsidiary are generally not available to satisfy the claims of Cavco or its other subsidiaries. We believe that stockholders' equity at the insurance subsidiary remains sufficient and do not believe that the ability to pay ordinary dividends to Cavco at anticipated levels will be restricted per state regulations.

The following is a summary of the Company's cash flows for the nine months ended December 30, 2023 and December 31, 2022, respectively:

	Nine Months Ended
(in thousands)	December 30, 2023	December 31, 2022	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$283,490	$259,334	$24,156
Net cash provided by operating activities	206,104	230,119	(24,015)
Net cash used in investing activities	(26,543)	(29,199)	2,656
Net cash used in financing activities	(96,443)	(73,860)	(22,583)
Cash, cash equivalents and restricted cash at end of the period	$366,608	$386,394	$(19,786)
Net cash provided by operating activities decreased primarily from lower Net income, partially offset by changes in working capital, and higher principal payments received on commercial loans.
Consumer loan originations decreased $61.3 million to $74.3 million for the nine months ended December 30, 2023 from $135.6 million for the nine months ended December 31, 2022, and proceeds from sales of consumer loans decreased $64.3 million to $81.8 million for the nine months ended December 30, 2023 from $146.1 million for the nine months ended December 31, 2022.
Commercial loan originations increased $12.3 million to $83.5 million for the nine months ended December 30, 2023 from $71.2 million for the nine months ended December 31, 2022. Proceeds from the collection on commercial loans provided $87.6 million this year, compared to $61.6 million in the prior year, a net increase of $26.0 million.
Net cash for investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment; purchases of property, plant and equipment; and funding strategic growth acquisitions in our Factory-built Housing segment. Cash used in the prior year period reflects the purchase of our plant facilities in Hamlet, North Carolina and cash used in the current year was primarily used for acquisitions.
Net cash used in financing activities was primarily for the repurchase of common stock.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended December 30, 2023, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of December 30, 2023, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 16, Commitments and Contingencies to the unaudited Consolidated Financial Statements, which is incorporated herein by reference.
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
As announced on May 26, 2022 in a current report on Form 8-K, the Company's Board of Directors approved a $100 million stock repurchase program with the same terms and conditions as the previous plan. As announced on August 3, 2023, the Company's Board of Directors approved another $100 million stock repurchase program. The repurchase program is funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. While there is no expiration date, the level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The following table sets forth repurchases of our common stock during the third quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
October 1, 2023 to November 4, 2023	190,593	$262.34	190,593	$38,964
November 5, 2023 to December 2, 2023	—	—	—	38,964
December 3, 2023 to December 30, 2023	—	—	—	38,964
	190,593		190,593
In the press release dated February 1, 2024, the Company announced that the Company's Board of Directors approved another $100 million stock repurchase program with the same terms and conditions as the previous plan. There have been no repurchases made under this new program.
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our Credit Agreement and liquidity or other requirements of state, corporate and other laws.

Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
No officers or directors adopted or terminated any 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K) during the three months ended December 30, 2023.
Item 5.02.    Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On January 30, 2024, Mickey R. Dragash, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer, provided notice of his resignation effective February 12, 2024. Under the terms of his Employment Agreement, dated April 1, 2019, in connection with a termination for good reason (as defined in the Employment Agreement), Mr. Dragash will receive a cash payment equal to his base salary as currently in effect, the average of the cash incentive bonuses received by Mr. Dragash in each of the preceding three calendar years, and COBRA premium reimbursement for a period of twelve months following termination. In addition, 50% of Mr. Dragash’s outstanding stock options and stock awards will vest immediately and Mr. Dragash will receive a pro rata portion of his currently existing unvested performance share awards with the amount ultimately vested determined based on the Company’s actual performance at the end of the applicable performance period. Mr. Dragash’s receipt of the above benefits is subject to his execution, delivery, and non-revocation of a customary release.
Item 5.03    Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On January 30, 2024, the Board approved the adoption of the Fourth Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The amendments that will be effected by the Amended Bylaws include, among other things, the following:

•revising certain provisions relating to the list of stockholders entitled to vote at stockholder meetings in order to conform with recent amendments to the General Corporation Law of the State of Delaware (the “General Corporation Law”);
•clarifying, without making substantive changes, that stockholders may authorize another person to act for such stockholder by proxy and that such authorization of a person to act by proxy must comply with Section 116 of the General Corporation Law;
•clarifying, without making substantive changes, the voting standards and quorum requirement language in the bylaws;
•updating the procedural mechanics and disclosure requirements for stockholders to submit director nominations and business proposals for consideration at stockholder meetings, including, without limitation, to (i) limit the number of nominees a stockholder may nominate to the number of directors to be elected at the meeting, (ii) require a stockholder’s notice to include additional information, disclosures and representations regarding any stockholder nominee for director (including submission of a questionnaire and certain representations by such nominee), any business the stockholder proposes to be brought before the meeting and any substantial interest the stockholder has in the business, and the stockholder making such nomination or proposal of business (iii) require the stockholder to update and supplement their notice as of the record date for the meeting and a date prior to the meeting, (iv) clarify that the requirements in Section 10 of the Amended Bylaws apply to stockholder nominations for special meetings, and (v) reflect the universal proxy rules as set forth in Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by requiring the stockholders making a nomination to represent whether it will comply with the universal proxy rules and providing that the nomination will be disregarded if the stockholder does not comply with the universal proxy rules;
•adding a new Article II, Section 11 which clarifies and confirms the ability to adjourn meetings of stockholders, in accordance with recent amendments to the General Corporation Law;
•clarifying that committees of the Board may recommend to the stockholders the election or removal of directors;

•clarifying that any Indemnitee (as defined in the Amended Bylaws) shall be obligated to reimburse the Company for all expenses advanced by the Company to the Indemnitee or a third-party engaged for the benefit of Indemnitee in the event that such Indemnitee is determined not to be entitled to indemnification under the Amended Bylaws;
•increasing the number of days the Company has to pay an Indemnitee on an indemnification claim before the Indemnitee is entitled to adjudication of his or her entitlement to indemnification from five (5) days to thirty (30) days; and
•providing that the federal district courts of the United States shall be the exclusive forum for any lawsuits arising under the Securities Act of 1933, as amended, unless a majority of the Board of Directors, acting on behalf of the Company, consents to or approves the selection of an alternative forum.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached to this Form 10-Q as Exhibit 3.1 and is incorporated herein by reference.
Item 6. Exhibits

Exhibit No.		Exhibit
3.1	(1)	Fourth Amended and Restated Bylaws of Cavco Industries, Inc. dated January 30, 2024
10.1*	(1)	Form of Indemnification Agreement
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management Contract or Compensatory Plan, Contract or Arrangement
(1) Filed herewith.
(2) Furnished herewith.

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	February 2, 2024
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	February 2, 2024
Allison K. Aden	(Principal Financial Officer)