Form 10-K
period 2024-03-30
CAVCO INDUSTRIES INC.
filed 2024-05-24
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2023 (based on the closing price on the Nasdaq Global Select Market on September 29, 2023) was $1,383,823,206. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 17, 2024, 8,283,185 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.'s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, which is expected to be filed within 120 days following the end of the registrant's fiscal year ended March 30, 2024, are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 30, 2024

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Our products are marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Nationwide, Fairmont, Friendship, Chariot Eagle, Destiny, Commodore, Colony, Pennwest, R-Anell, Manorwood, MidCountry and Solitaire. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K for the fiscal year ended March 30, 2024 ("Annual Report").
We construct homes using an assembly-line process in which each module or floor section is completed in stages. This assembly-line process is designed to be flexible in order to accommodate customer requested customizations. Our operations include a total of 31 homebuilding production lines, 29 located throughout the United States and two production lines in Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 79 Company-owned U.S. retail stores, of which 47 are located in Texas.
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
Business Strategies
Our operations are generally managed on a decentralized basis with oversight from the home office. This decentralization enables our operators to adapt to local market demand, be more customer focused and have the autonomy to make swift decisions, while still being held accountable for operational and financial performance.
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
We strive to maintain a competitive advantage by reacting quickly to changes in the marketplace and to the specific needs of our distributors and consumers. We build homes of superior quality, offer innovative designs and floor plans, demonstrate exceptional value, provide the engineering and technical resources to enable custom home building, and focus on responsive and efficient customer service after the sale.
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
With manufacturing facilities strategically positioned across the United States and in Mexico, we utilize local market research to design homes to meet the demands of our customers. We have the ability to react and modify floor plans and designs to consumers' specific needs. By offering a full range of homes from entry-level models to large custom homes and with the ability to engineer designs in-house, we can accommodate a wide spectrum of customer requests.
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

Once a factory-built home is built at our facilities, it is then generally transported by independent trucking companies or our Company-owned trucks either to a retail sales center, planned community, housing development, work site or the home buyer's site. Distributors, or other independent installers utilized by us for homes sold through our Company-owned retail stores, are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although manufactured homes are designed to be transportable, cost considerations result in very few being moved from their original site after installation.
Factory-built Housing Segment
Manufacturing Operations. Our manufacturing facilities employ between approximately 80 to 250 employees each. Most homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
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
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at March 30, 2024 was approximately $191 million in wholesale sales values, down $53 million from $244 million one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.

Distribution. We sold 16,928, 19,376 and 16,697 factory-built homes in fiscal years 2024, 2023 and 2022, respectively, through Company-owned and independent distribution channels.
As of March 30, 2024, there were a total of 79 Company-owned retail stores, located in Oregon, Arizona, Nevada, New Mexico, Texas, Indiana, Oklahoma, Florida and New York. Forty-seven of the Company-owned retail stores are located in Texas. Company-owned retail stores are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at retail locations, including model homes. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance home inventories at Company-owned retail stores.
As of March 30, 2024, we had a network of independent distributors, of whom 10% were in North Carolina, 9% in Arizona, 6% in each of Florida and Texas, 5% each in California, New York and South Carolina, based on the quantity of wholesale shipments during fiscal year 2024. The remaining 54% were in 41 other states and Canada. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those we produce. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 30, 2024.
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

The loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Our loan contracts are secured by factory-built homes located in 27 states, with the largest concentrations in Texas, Florida, New Mexico and Oklahoma (see Note 6 to the Consolidated Financial Statements for additional geographic concentration information).
We continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. See further details in the "Government Regulation" section below.
Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2024, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors; however, any future regulatory mandates requiring extended forbearance could negatively impact future cash obligations.
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
Insurance. Standard Casualty, located in Texas, specializes in homeowner property and casualty insurance products for the manufactured housing industry and holds insurance licenses in multiple states, primarily serving the Texas, Arizona, New Mexico and Nevada markets. In addition to writing direct policies, we assume and cede reinsurance in the ordinary course of business. In Texas, policies are written through one affiliated managing general agent, which produces all premiums, and through local agents, most of whom are manufactured home distributors. All business outside the state of Texas is written on a direct basis through local agents.
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

We also work independently and with industry trade associations to encourage favorable legislative and GSE action to address the financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008Fannie Mae and Freddie Mac periodically update their Underserved Markets Plans that describe, with specificity, the actions they would take over the applicable plan period to fulfill the "Duty to Serve" obligation. As with prior plans, the most recent plans offer enhanced mortgage loan products for manufactured homes titled as real property, including Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. The plans do not include significant ongoing purchases of home-only loans during the three-year timeframe. Expansion of the secondary market for home-only loans through GSE participation could support further demand for housing as lending options would likely become more affordable to home buyers.
Commercial Financing. Certain of our wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $120.5 million and $177.9 million as of March 30, 2024 and April 1, 2023, respectively. The decrease is the result of lower home sales prices and a decreased number of units under these programs. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes that we obtain upon the execution of a repurchase.
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
Industry Overview
General. Manufactured housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety and the United States Department of Commerce, Bureau of the Census, for the 2023 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 11.8% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute, approximately 89,000 HUD code manufactured homes were shipped during calendar year 2023, compared to the 113,000 shipped during calendar year 2022 and 106,000 shipments in 2021.

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
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. According to World Bank, the U.S. adult population is estimated to expand by approximately 8.0 million between 2024 and 2029. A large segment of the population who are generally first-time home buyers, those born between 1976 to 1995 often referred to as Gen Y or Millennials, is attracted by the affordability, product diversity and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes and by the lifestyle offered by planned communities that are specifically designed for homeowners who fall into this age group.
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

On March 27, 2020, the CARES Act was signed into law. While the CARES Act contains a variety of provisions, including, among other things, unemployment benefit expansion and emergency funding of public health care initiatives, it also grants forbearance rights and foreclosure protection to borrowers with loans purchased by a GSE or insured by FHA, USDA or VA. Borrowers with these federally backed mortgage loans who are experiencing hardship due to the COVID-19 pandemic may request forbearance for six months, regardless of delinquency status. Forbearance may be extended for an additional six months at the borrower's request, and they may request up to two additional three-month extensions, for a maximum of 18 months of total forbearance. The federal foreclosure moratorium expired on July 31, 2021; however, mortgage servicers were precluded from proceeding with foreclosure until January 1, 2022. Effective August 31, 2021, the CFPB published rules to help homeowners pursue loss mitigation options with mortgage servicers to avoid foreclosure. These rules allowed mortgage servicers to offer certain streamlined loss mitigation options. The FHA allowed for an extension of the foreclosure-related eviction moratorium for foreclosed borrowers through September 30, 2021. When the eviction moratorium for federally backed loans ended, mortgage servicers could only proceed with foreclosures if borrowers had abandoned their properties or had not responded to mortgage servicers' efforts to assist with loss mitigation options. On May 11, 2023, the national emergency declaration for the COVID-19 pandemic ended.
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
Fannie Mae, Freddie Mac and Ginnie Mae each require that lenders such as CountryPlace maintain minimum levels of capital and liquidity to be eligible to sell or service single-family mortgage loans purchased by the GSEs or included in mortgage-backed securities guaranteed by Ginnie Mae. The current eligibility requirements became effective on December 31, 2015. On January 31, 2020, Federal Housing Finance Agency ("FHFA") initially released its "Servicer Eligibility 2.0" proposed enhancements to the requirements for public input. The requirements establish a minimum level of tangible net worth and liquidity that distinguishes between loans serviced for Ginnie Mae and the GSEs and include a fixed base capital requirement as well as an incremental charge that reflects the volume and risk of a seller/servicer's servicing portfolio. The requirements also establish minimum liquidity levels based on a fixed percentage of the sellers/servicers loans held for sale and interest rate lock commitments outstanding. Ginnie Mae eligibility requirements include risk-based capital adjustments for excess value of mortgage servicing rights. The final net worth and base liquidity requirements became effective on September 30, 2023, and additional loan origination and Ginnie Mae's risk-based capital requirements become effective December 31, 2023. We have evaluated the requirements and believe that, after review of CountryPlace's capital and liquidity, we continue to satisfy such requirements.
On April 19, 2021, the CFPB issued an interim final rule, effective November 30, 2021, amending Regulation F to require debt collectors to provide written notice to certain consumers of their protections under the Center for Disease Control and Prevention's eviction moratorium order of March 29, 2021. The interim final rule also prohibits certain communication methods and content and places limits on debt collectors' attempts to communicate with consumers who are obligated to repay debt, attorneys representing them or related parties.
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
Senior management sets the direction regarding company environmental priorities and initiatives and monitors all progress and performance. Cavco's Board of Directors (the "Board") oversees all strategic priorities, including environmental initiatives and periodically reviews reports on Cavco's environmental management, strategy, disclosures, initiatives and policies.
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
As we work together to make a difference in providing affordable homes nationally, we are committed to fostering the dream of homeownership for our team members. At Cavco, we have launched a formalized internal program to support our people. We call it Homes for our Own, and it generally involves two primary elements: education on the home buying process and financial assistance programs.
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
We are committed to responsible corporate governance. Governance starts with the Company's leadership, which includes the executive officers and the Company's Board. As a public company, officers and Board members are fiscally prudent and legally responsible for proper use of Company funds and assets. The Company expects high standards of ethical conduct from its Board members, management, and all employees as described in Cavco's Corporate Governance Guidelines and in Cavco's Code of Conduct. We continue to focus on setting clear expectations. Our Executive Team will continue its stewardship through direct oversight and involvement. Cavco's Corporate Governance Guidelines, the charters of committees of our Board and our Code of Conduct can be found in the General Document section on our investor relations website at www.investor.cavco.com. Within the time period required by the Securities and Exchange Commission ("SEC"), we will post on our website any amendment to the Code of Conduct and any waiver applicable to any executive officer, director or senior financial officer. Unless expressly noted, the information on our investor relations website or any other website is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report or any other filing we make with the SEC. Additional information on our Corporate Governance policies can be found in our proxy statement filed with the SEC.

Human Capital Resources
Our workforce is made up of approximately 6,500 skilled full-time team members. We believe that an engaged, productive workforce is critically important to creating shareholder value. To that end, we are committed to providing a safe workplace and opportunities for professional growth and advancement based on performance, qualification, demonstrated skills and achievement at a fair wage.
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
We also have a number of internal programs and campaigns to enhance the culture and capability of our workforce. Driven by our aspiration to make a difference by focusing on excellence, we implemented our SPARK initiative, which is designed to improve the onboarding experience of our team members and drive retention. Our IGNITION program provides leadership training to new managers and other employees in supervisory roles to enhance communication and other critical management skills to improve the oversight and motivation of other employees. This training includes increasing technical skills, improving professional skills, expanding technology experience and educating on safety and security protocols, to name a few. We also have the Master of Craft program which is a development program for manufacturing line workers that provides a structured path of training and development for an employee to learn more, earn more and map out their career along the way.
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
Available Information
The Company's periodic and current reports, proxy statements, as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge through our website, www.cavcoindustries.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS
Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial information and other information contained in this Annual Report and in our other public disclosures. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our common stock could decline.
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
The Company's results of operations can be adversely affected by labor shortages and the pricing, availability, or transportation costs of raw materials
The homebuilding industry has from time-to-time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets. This includes high employment levels, construction market conditions and government regulation, which include laws and regulations related to workers' health and safety, wage and hour practices and immigration patterns or restrictions. An overall labor shortage or a lack of skilled or unskilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon our revenue and results of operations.
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
Increases in the rate of cancellations of home sales orders could have an adverse effect on the Company's business
Our backlog reflects home sales orders with our distributors and home buyers for homes that have not yet entered production. Distributors and home buyers may cancel orders prior to production without penalty. If there is a downturn in the housing market, or if financing becomes less available or more expensive to obtain with higher interest rates, more distributors and homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.

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
The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources that provide floor plan financing to industry distributors, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under floor plan financing arrangements. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $120.5 million as of March 30, 2024, before reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. In addition, the ability to recover losses on homes repurchased could be at risk in a declining price environment.
A write-off of all or part of the Company's goodwill could adversely affect its results of operations and financial condition
As of March 30, 2024, 9% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested at least annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows expected to be derived from our manufacturing operations will be substantially reduced.

If the Company is unable to establish or maintain relationships with its independent distributors who sell the Company's homes, revenue could decline
During fiscal year 2024, approximately 77% of our sales of factory-built homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
The Company's business and operations are concentrated in certain geographic regions, which could be impacted by market declines
Our operations are concentrated in certain states, most notably Texas, California, Florida, Arizona, and Oregon. Due to the concentrated nature of the operations, there could be instances where these regions are negatively impacted by economic, natural or population changes that could, in turn, negatively impact our results of operations more than those of other companies that are more geographically dispersed.
We operate 29 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions. We have a significant presence in Texas with factories in the cities of Austin, Fort Worth, Seguin and Waco, and a facility in Presidio that serves as a shipping point for homes produced in Mexico. Further, of the 79 Company-owned retail stores, 47 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. We have loan contracts secured by factory-built homes located in 27 states, including Texas, Florida, New Mexico and Oklahoma. Standard Casualty also specializes in writing contracts for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets.
The Company's income tax provision and other tax liabilities may be insufficient if taxing authorities initiate and are successful in asserting tax positions that are contrary to the Company's position
In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a position that is materially different than ours. As each audit is conducted, adjustments, if any, are recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, and, consequently, on our results of operations, financial position or cash flows.

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
Some of the Company's manufacturing production employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs
Certain manufacturing production employees (approximately 7% of our total employees) are represented by unions and are covered by collective bargaining agreements, which expire in April 2026 and February 2027. Wages, health and welfare benefits, work rules and other issues have historically been negotiated in a reasonable amount of time and have previously not resulted in any extended work stoppages. However, if we are unable to negotiate acceptable new agreements, it could result in worker strikes, loss of business, disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which would have an adverse effect on our business and results of operations.
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
The Federal Reserve Board has raised its benchmark rate multiple times in recent years, with further increases possible. Increases in interest rates could significantly increase the cost of owning a new home, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build. This could adversely impact demand for our homes and the ability of potential customers to obtain financing, adversely affecting our business, financial condition and operating results.
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
The Company is subject to extensive regulation affecting the production and sale of manufactured housing, which could adversely affect its profitability
A variety of federal, state and local laws and regulations affect the production and sale of manufactured housing. Please refer to Part I, Item 1, "Business - Government Regulation" for a description of many of these laws and regulations. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting our operations are under regular review by governmental bodies and we cannot predict what effect, if any, new laws and regulations would have on us or the manufactured housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, may adversely affect our financial condition or results of operations.
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
The Company may face risks related to the SEC Litigation, including potential shareholder litigation or potential reputational damage that the Company may suffer as a result of the litigation
As disclosed in Part I, Item 3, "Legal Proceedings", on September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer ("former CEO") and the Company's former Chief Financial Officer ("former CFO"), alleging violations of the antifraud and internal accounting control provisions of the Exchange Act based on trading in the shares of another company directed by the former CEO that resulted in an unrealized gain of approximately $265,000. In fiscal 2022, the Company recorded an accrual relating to this loss contingency. On September 23, 2022, the United States District Court for the District of Arizona approved the settlement of the SEC action against the Company (the "SEC Settlement"). Without admitting or denying the findings of the consent judgment, the Company agreed to the imposition of an injunction against future violations of the antifraud and internal accounting control provisions of the Exchange Act and a monetary penalty of $1.5 million, which did not have a material impact on the Company's financial statements. The settlement resolves all claims in such action against the Company. In May 2024, the SEC settled all pending litigation with our former CFO and as a result all SEC claims against the Company and our former officers are now closed (collectively, the "SEC Litigation").
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
Our failure to maintain effective internal control over financial reporting could harm our business and financial results

Our management is responsible for maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.
Certain provisions of the Company's organizational documents could delay or make more difficult a change in control of the Company
Certain provisions of the Company's Restated Certificate of Incorporation, as amended, and Fourth Amended and Restated Bylaws could delay or make more difficult transactions involving a change of control and may have the effect of entrenching the current management or possibly depressing the market price of the Company's common stock. For example, the Company's Restated Certificate of Incorporation, as amended, and Fourth Amended and Restated Bylaws authorize blank series preferred stock, establish a staggered board of directors and impose certain procedural and other requirements for stockholder proposals.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We maintain a comprehensive cybersecurity risk management program modeled by relevant standards provided by organizations such as the National Institute of Standards and Technology ("NIST") and the International Organization for Standardization (27001 - Information Security Standard). Our cybersecurity program is part of our enterprise risk management strategy and includes policies and procedures designed to safeguard the confidentiality, integrity, and availability of our information assets.
Our cybersecurity program includes an incident response plan. Our incident response plan addresses the detection, reporting, analysis, response, recovery, communication, documentation, and post-incident review of cybersecurity incidents. We test and evaluate this plan on a routine basis. We train our team members on cybersecurity risks and mitigation and retain experienced cybersecurity consultants prepared to assist us in the event of any breach. For material cybersecurity risks, we’ve developed mitigation measures to reduce the risk’s likelihood of occurrence and/or its expected impact. Such mitigation measures have involved, among other things, implementing additional technology controls or policies, increased training for Company personnel, and obtaining additional insurance for the identified risk. Our Information Technology ("IT") team monitors material risks over time and updates the Company’s mitigation measures as appropriate. The IT team also regularly reports to the Company’s leadership team on the status of material risks, mitigation measures, and incidents related to such risks.
In addition to our incident response plan, we perform risk assessments throughout the year to identify and remediate potential cybersecurity threats and vulnerabilities. In connection with our assessment of potential cybersecurity risks, our IT team engages in threat modeling, vulnerability scanning and penetration testing.
We have also implemented a process to evaluate and review potential cybersecurity risks arising from our use of third-party vendors. As part of our vendor engagement protocols, we will consider, among other things, each potential vendor’s data backup procedures, incident reporting protocols and data privacy and encryption practices.
In addition to our internal exercises to test aspects of our cybersecurity program, we engage independent third parties annually to assess the risks associated with our IT resources and information assets. Among other matters, these third parties analyze information on the interactions of users of our information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes. Annually, we examine our cybersecurity program with these third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as those set by NIST as guidelines.
For a discussion of how risks from cybersecurity threats affect our business, see “Part 1. Item 1A. Risk Factors – Risk Related to our Business – Information technology failures and data security breaches could harm our business” in this Annual Report on Form 10-K. As of the date of this Annual Report, we do not believe that any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to have a material adverse effect on us, our business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board has delegated oversight of risks related to cybersecurity to the Legal and Compliance Oversight ("LCO") Committee and the review of materiality determinations of cyber incidents to the Audit Committee.

The LCO Committee is charged with, among other responsibilities, reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Further, the LCO Committee receives periodic reports on cybersecurity risks and management of those risks from our Senior Director of IT Governance, Risk and Compliance (“Senior Director”). The Senior Director’s presentations to the LCO Committee include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance.
The Chair of the Audit Committee is regularly informed of both material and non-material cybersecurity risks and incidents. The full Audit Committee is notified any time our incident response program has determined that a cybersecurity incident is material or requires reporting to a regulatory body.
Our cybersecurity team is led by our Senior Director who reports directly to our Chief Financial Officer and is responsible for assessing and managing cybersecurity risks. The Senior Director is a Certified Information Security Professional and a Certified Information Systems Auditor with over 20 years of experience evaluating and remediating IT risk and leads security control implementation, risk and compliance monitoring, security tool management, and incident response planning. Reporting to the Senior Director, the Director of Information Security possesses expert knowledge in threat modeling and vulnerability testing methodologies. The Director of Information Security leads efforts to build security into all IT processes and procedures to protect against risks related to data leakage, broken authentication, injection flaws, improper encryption, and attacks on other application vulnerabilities.

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to the Company's core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities for factory-built housing segment:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Riverside, California	1960	Owned	107,000
Nampa, Idaho	1957	Owned	171,000
Glendale, Arizona	2022	Owned	118,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Deming, New Mexico	2001	Owned	170,000
Duncan, Oklahoma	2022	Owned	170,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Ojinaga, Mexico (1)	2011	Owned	145,000
Ojinaga, Mexico (2)	2018	Owned	127,000
Montevideo, Minnesota	1982	Owned	305,000
Dorchester, Wisconsin	1975	Leased	160,000
Nappanee, Indiana	1971	Owned	341,000
Goshen, Indiana	1972	Owned	163,000
Lafayette, Tennessee	1996	Owned	149,000
Moultrie, Georgia	2003	Owned	230,000
Douglas, Georgia	1988	Owned	142,000
Shippenville, Pennsylvania (1)	1972	Owned	162,000
Shippenville, Pennsylvania (2)	1988	Owned	164,000
Emlenton, Pennsylvania	2004	Owned	126,000
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Crouse, North Carolina	1973	Owned	254,000
Hamlet, North Carolina	2022	Owned	184,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities for factory-built housing segment:
Presidio, Texas	2011	Owned	69,000
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000

Inactive manufacturing facilities for factory-built housing segment:
Plant City, Florida	Owned	94,000
Administrative and other locations:
Phoenix, Arizona (factory-built housing)	Leased	23,000
Duncan, Oklahoma (factory-built housing)	Owned	10,700
Plano, Texas (financial services)	Leased	12,800
New Braunfels, Texas (financial services)	Owned	9,000
Elkhart, Indiana (factory-built housing)	Leased	23,000
We own the land on which manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 2026, with no current options to extend; and the Dorchester, Wisconsin plant, currently under lease through August 2037, with options to extend. We also own substantially all of the machinery and equipment used at these factories. In addition to production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as eight properties upon which active, Company-owned retail stores are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Company-owned retail stores generally range in sizes up to nine acres. We lease office space in Plano, Texas for CountryPlace operations and factory-built housing administrative support services. The lease expires in July 2036, with options to extend. The Phoenix, Arizona home office is leased through March 2031. The Elkhart, Indiana office is leased through February 2040, with options to extend. We believe that all of these facilities are adequately maintained and suitable for the purposes for which they are used.
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
As of May 17, 2024, the Company had 486 stockholders of record and approximately 32,600 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, we have not paid any dividends on the Company's common stock. The payment of dividends to Company stockholders is subject to the discretion of the Board, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our credit agreement dated November 22, 2022, by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), and liquidity or other requirements of state, corporate and other laws.
Issuer Purchases of Equity Securities
On May 25, 2022, the Board approved a $100 million stock repurchase program that may be used to purchase its outstanding common stock. On January 30, 2024, the Board approved another $100 million stock repurchase program under the same terms as the previous plans. The repurchase programs are funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended March 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs ($000s)
December 31, 2023 to February 3, 2024	—	$—	—	$138,964
February 4, 2024 to March 2, 2024	17,500	367.14	17,500	132,540
March 3, 2024 to March 30, 2024	16,400	372.15	16,400	126,437
	33,900		33,900

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 30, 2024, with that of the Nasdaq Composite Index and the iShares U.S. Home Construction ETF. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 30, 2019, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/30/2019	3/28/2020	4/3/2021	4/2/2022	4/1/2023	3/30/2024
Cavco Industries, Inc.	$100	$126	$198	$207	$270	$340
Nasdaq Composite Index	$100	$97	$174	$185	$158	$212
iShares U.S. Home Construction ETF	$100	$87	$199	$173	$205	$337

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
3/30/19
3/28/20
4/3/21
4/2/22
4/1/23
3/30/24
Cavco Industries, Inc.
Nasdaq Composite Index
iShares U.S. Home Construction ETF

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In general, all statements included or incorporated in this Annual Report that are not historical in nature are forward-looking. These may include statements about the Company's plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements are typically included, for example, in discussions regarding the manufactured housing and site-built housing industries; our financial performance and operating results; our liquidity and financial resources; our outlook with respect to the Company and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions and consumer confidence; changes in interest rates; potential acquisitions, strategic investments and other expansions; operational and legal risks; how we may be affected by a pandemic or other infectious outbreak; labor shortages and the pricing and availability of raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies.
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
Company Outlook
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at March 30, 2024 was approximately $191 million in wholesale sales values, down $53 million from $244 million one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.
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

In the financial services segment, we continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, and home-only loans serviced for certain other investors, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers. Ginnie Mae permits cash obligations on loans in forbearance from COVID-19 to be offset by other incoming cash flows from loans such as loan pre-payments. Through fiscal year 2024, monthly collections of principal and interest from borrowers have exceeded scheduled principal and interest payments owed to investors; however, any future regulatory mandates requiring extended forbearance could negatively impact future cash obligations.
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
We also work independently and with industry trade associations to encourage favorable legislative and GSE action to address the financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In April 2022, Fannie Mae and Freddie Mac released their Underserved Markets Plans for 2022-2024 that describe, with specificity, the actions they would take over the three-year period to fulfill the "Duty to Serve" obligation. As with prior plans, the 2022-2024 plans offer enhanced mortgage loan products for manufactured homes titled as real property, including Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. The plans do not include purchases of home-only loans during the three-year 2022-2024 timeframe. Expansion of the secondary market for home-only loans through GSEs could support further demand for housing as lending options would likely become more available to home buyers.
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

Results of Operations
Fiscal Year 2024 Compared to Fiscal Year 2023
Net Revenue.
Net revenue consisted of the following for fiscal years 2024 and 2023, respectively:

	Year Ended
($ in thousands, except revenue per home sold)	March 30, 2024	April 1, 2023	Change
Net revenue:
Factory-built housing	$1,716,607	$2,069,450	$(352,843)	(17.1)%
Financial services	78,185	73,263	4,922	6.7%
	$1,794,792	$2,142,713	$(347,921)	(16.2)%

Total homes sold	16,928	19,376	(2,448)	(12.6)%

Net factory-built housing revenue per home sold	$101,406	$106,805	$(5,399)	(5.1)%
In the factory-built housing segment, the decrease in Net revenue was primarily due to lower sales volume and selling prices, $372.1 million and $80.5 million, respectively, partially offset by the addition of Solitaire Homes which contributed $128.1 million in fiscal year 2024 compared to $28.3 million for one quarter of post acquisition activity in the prior fiscal year.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail stores ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, which include installation, utility connections, site improvements, landscaping and other additional services. Changes to the proportion of home sales among our distribution channels between reporting periods impacts the overall net revenue per home sold. For fiscal 2024, we sold 13,047 homes Wholesale and 3,881 Retail versus 16,066 homes Wholesale and 3,310 homes Retail in the prior year. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Fluctuations in net factory-built housing revenue per home sold are also partially the result of changes in the number of modules per home, the selection of different home types/models and optional home upgrades, creating changes in product mix. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment Net revenue increased 6.7% primarily due to $4.9 million from more insurance policies in force in the current year.

Gross Profit.
Gross profit consisted of the following for fiscal years 2024 and 2023, respectively:

	Year Ended
($ in thousands)	March 30, 2024	April 1, 2023	Change
Gross profit:
Factory-built housing	$398,919	$523,529	$(124,610)	(23.8)%
Financial services	27,983	31,403	(3,420)	(10.9)%
	$426,902	$554,932	$(128,030)	(23.1)%

Gross profit as % of Net revenue:
Consolidated	23.8%	25.9%	N/A	(2.1)%
Factory-built housing	23.2%	25.3%	N/A	(2.1)%
Financial services	35.8%	42.9%	N/A	(7.1)%
In the factory-built housing segment, Gross profit decreased from the lower home sales prices and fewer units sold, partially offset by lower input costs. In the financial services segment, Gross profit decreased primarily due to higher weather-related claims and market fluctuations of the marketable equity securities in the insurance subsidiary's portfolio.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2024 and 2023, respectively:

	Year Ended
($ in thousands)	March 30, 2024	April 1, 2023	Change
Selling, general and administrative expenses:
Factory-built housing	$226,267	$237,898	$(11,631)	(4.9)%
Financial services	21,653	20,425	1,228	6.0%
	$247,920	$258,323	$(10,403)	(4.0)%

Selling, general and administrative expenses as % of Net revenue:	13.8%	12.1%	N/A	1.7%
Selling, general and administrative expenses related to factory-built housing decreased primarily due to $19.5 million in lower wages, benefits and incentive compensation expense on declined earnings; $7.3 million from lower expenses incurred in engaging third-party consultants in relation to the non-recurring energy efficient home tax credits; and $2.1 million from lower legal expenses related to the SEC investigation, partially offset by the full year of Solitaire operations, which was acquired in the prior year's fourth quarter, which increased Selling, general and administrative expenses by $19.1 million.

Interest Income.
Interest income was $21.0 million in fiscal year 2024 and $10.7 million in fiscal year 2023. The increase is due to higher interest rates throughout fiscal year 2024.
Interest Expense.
Interest expense was $1.6 million in fiscal year 2024 and $0.9 million in fiscal year 2023 and consists primarily of interest related to finance leases and floor plan financing at our Craftsman retail location.
Other Income, net.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, gains and losses from the sale of property, plant and equipment and partnership income from our unconsolidated joint ventures. For fiscal years 2024 and 2023, Other income, net was $0.8 million and $0.4 million, respectively. Prior year saw non-recurring retirement of property, plant and equipment with a $1.2 million loss. This was offset by $0.3 million of gains on corporate equity securities in fiscal 2024 compared to $0.8 million of gains in the prior fiscal year.
Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2024 and 2023, respectively:

	Year Ended
($ in thousands)	March 30, 2024	April 1, 2023	Change
Income before income taxes:
Factory-built housing	$192,815	$296,415	$(103,600)	(35.0)%
Financial services	6,365	10,348	(3,983)	(38.5)%
	$199,180	$306,763	$(107,583)	(35.1)%
Income Tax Expense.
Income tax expense was $41.3 million, resulting in an effective tax rate of 20.7%, for the fiscal year ended March 30, 2024, compared to income tax expense of $65.9 million and an effective rate of 21.5% for the fiscal year ended April 1, 2023. The lower effective tax rate in fiscal year 2024 is primarily related to $4.2 million in tax credits related to the sale of energy efficient homes and Energy Star credits available under the Internal Revenue Code §45L and $2.4 million related to the research and development, solar, and work opportunity tax credits.
Fiscal Year 2023 Compared to Fiscal Year 2022
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Company's 2023 Annual Report on Form 10-K.

Liquidity and Capital Resources
We believe that cash and cash equivalents at March 30, 2024, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our $50.0 million revolving credit facility (the "Revolving Credit Facility"), of which no amounts were outstanding at March 30, 2024. The Credit Agreement includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million. The Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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
The following is a summary of the Company's cash flows for fiscal years 2024 and 2023, respectively:

	Year Ended
($ in thousands)	March 30, 2024	April 1, 2023	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$283,490	$259,334	$24,156
Net cash provided by operating activities	224,682	255,693	(31,011)
Net cash used in investing activities	(31,709)	(129,341)	97,632
Net cash used in financing activities	(107,710)	(102,196)	(5,514)
Cash, cash equivalents and restricted cash at end of the fiscal year	$368,753	$283,490	$85,263
Net cash provided by operating activities decreased primarily from lower Net income adjusted for non-cash items during the period, partially offset by greater collections on commercial loans.
Consumer loan originations decreased $87.2 million to $90.8 million during the year ended March 30, 2024, from $178.0 million during the year ended April 1, 2023. Proceeds from the sale of consumer loans provided $91.5 million in cash, compared to $186.0 million in the previous year, a net decrease of $94.5 million.
Commercial loan originations decreased $20.8 million to $111.2 million during the year ended March 30, 2024, from $132.1 million during the year ended April 1, 2023. Proceeds from the collection on commercial loans provided $117.3 million in cash, compared to $98.2 million in the previous year, a net increase of $19.1 million.

Net cash used in investing activities for the year ended March 30, 2024 was primarily used for purchases of property, plant and equipment and acquisition of Kentucky Dream Homes during the year. Net cash used in investing activities for the year ended April 1, 2023 was primarily for the acquisition of Solitaire Homes and purchases of property, plant and equipment including opening manufacturing facilities in Glendale, Arizona and Hamlet, North Carolina.
Net cash used in financing activities for the year ended March 30, 2024 and April 1, 2023 was primarily related to common stock repurchases, partially offset by net proceeds received from the exercise of stock options.
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
We have contractual lease obligations for certain production and retail locations, office space and equipment with durations ranging from monthly to 20 years. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. For additional information related to these obligations, see Note 9 to the Consolidated Financial Statements. In addition, we also have contingent commitments at March 30, 2024 consisting of contingent repurchase obligations, construction contingent commitments, interest rate lock commitments ("IRLCs") and forward loan sale commitments. For additional information related to these contingent obligations, see Note 17 to the Consolidated Financial Statements.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" in the Company's 2023 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2023 and 2022.
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
We believe the following accounting policies are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Consolidated Financial Statements and should be read in conjunction with the Notes to the Consolidated Financial Statements.
Warranties. Estimates include the number of homes still under warranty, including homes in distributor inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. While the number of homes still under warranty and the timing in which work orders are completed are readily determinable, the average costs incurred will vary based on market prices, which are the primary subjective inputs in estimating the reserve. We expect that a 5% increase in average costs would increase our reserve proportionally.

Income Taxes and Deferred Tax Assets and Liabilities. The determination of the need for, or amount of, any valuation allowance involves significant judgment and is based upon the evaluation of both positive and negative evidence, including estimates of anticipated taxable profits in various jurisdictions with which the deferred tax assets are associated. At March 30, 2024, based on historical profits earned and forecasted taxable profits, we determined that all deferred tax assets, except for certain state net operating loss deferred tax assets, would be utilized in future periods. Additionally, the overall state income tax rate is based on income apportionment by state, which is estimated using prior year results, along with expected current year impacts.
Other Matters
Impact of Inflation. Our ability to maintain certain levels of gross margin can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We can give no assurance that inflation will not affect future profitability.
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
We are also exposed to market risks related to the consumer and commercial loan notes receivables. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of March 30, 2024 is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows:

($ in thousands)	Reduction in Fair Value
Consumer loans receivable	$1,122
Commercial loans receivable	566
Other secured financing	71

In originating loans for sale, we issue IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are also subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 30, 2024, we had outstanding IRLCs with a notional amount of $39.0 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in Prepaid expenses and other current assets for net favorable positions, or Accrued expenses and other current liabilities for net unfavorable positions, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming the level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would decrease the fair value of the obligations by approximately $0.1 million.
We have certain assets and liabilities for a production facility located in Ojinaga, Mexico, which imports raw materials and components and exports finished homes to our retail locations in the United States. This facility incurs expenses denominated in the Mexican Peso ("MXN") primarily for the payment of wages for employees, accounts payable arising from selling, general and administrative expenses, purchases of property plant and equipment and taxes imposed by foreign tax jurisdictions. Fluctuations in the exchange rate between the MXN and the US Dollar could have a material impact on our results of operations. A 10% change in exchange rates as of March 30, 2024 could have resulted in a revaluation loss of approximately $0.3 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of March 30, 2024, its disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 framework"). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of March 30, 2024.
The effectiveness of the Company's internal control over financial reporting as of March 30, 2024 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 30, 2024, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cavco Industries, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc.'s (the Company) internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and April 1, 2023, and the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three fiscal years in the period ended March 30, 2024, and the related notes of the Company and our report dated May 24, 2024 expressed an unqualified opinion.
 Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ RSM US LLP
Phoenix, Arizona
May 24, 2024

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
A portion of the compensation of our executive officers is delivered in the form of deferred equity awards, including time and performance-based restricted stock unit awards. This compensation design is intended to align our executive compensation with the interests of our stockholders. Following the delivery of shares of our common stock under those equity awards, once any applicable service time vesting standards have been satisfied, our executive officers from time to time may engage in the open-market sale of some of those shares. Our executive officers may also engage from time to time in other transactions involving our securities.
Transactions in our securities by our executive officers are required to be made in accordance with our Securities Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Securities Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our Company.
During the three months ended March 30, 2024, no director or officer of the Company has adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended March 30, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by Item 403 of Regulation S-K is incorporated herein by reference to our 2024 Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information as of March 30, 2024, with respect to the Company's compensation plans and individual compensation arrangements under which the Company's equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	157,103	$168.00	549,299
Equity compensation plans not approved by stockholders	—	—	—
Total	157,103	$168.00	549,299

(1) Includes 62,702 service and performance-based restricted stock units, for which there is no exercise price reflected in this column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement.

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

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015
3.4	Fourth Amended and Restated Bylaws of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on February 2, 2024
4.1	Description of Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on May 30, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Form of Restricted Stock Award Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2019
10.2.6*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement for Non-employee Directors	Exhibit 10.2.10 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2019
10.2.7*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Performance-based Restricted Stock Unit Award Agreement (2022)	Exhibit 10.2.7 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2022
10.2.8*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement for Employees	Exhibit 10.2.8 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2023
10.2.9*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Performance-based Restricted Stock Unit Award Agreement (2023)	Exhibit 10.2.9 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2023
10.3*	Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.1*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed on November 3, 2023

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.3.2*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Section 16 Employees and Above	Exhibit 10.1.2 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.3*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.1.3 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.4*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Performance-based Restricted Stock Unit Award Agreement	Exhibit 10.1.4 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.5*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Performance-based Restricted Stock Unit Award Agreement for Section 16 Employees and Above	Exhibit 10.1.5 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.8*	Form of Officer Indemnification Agreement	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 2, 2024
10.4*	Employment Agreement, dated as of April 1, 2019, by and between William C. Boor and Cavco Industries, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2019
10.4.1*	Employment Agreement, dated as of April 1, 2019, by and between Mickey R. Dragash and Cavco Industries, Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on April 2, 2019
10.4.2*	Release of Claims Agreement, dated March 5, 2024, by and between Mickey R. Dragash and Cavco Industries, Inc.	Filed herewith
10.4.3*	Offer Letter, dated as of January 7, 2020, between the Company and Matthew Niño	Exhibit 10.3.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.4.4*	Compensatory Arrangements of Allison K. Aden, dated as of August 5, 2021	Current Report on Form 8-K filed on August 10, 2021
10.4.5*	Severance Agreement, dated as of November 2, 2021, by and between Allison K. Aden and Cavco Industries, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
10.4.6*	Severance Agreement, dated May 20, 2020, by and between Steven K. Like and Cavco Industries, Inc.	Exhibit 10.3.8 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.4.7*	Offer Letter, dated as of January 30, 2024, between the Company and Seth Schuknecht	Filed herewith
10.4.9*	Severance Agreement, dated February 13, 2024, by and between Seth Schuknecht and Cavco Industries, Inc.	Filed herewith
10.5*	Executive Officer Incentive Plans for Fiscal Year 2022	Current Report on Form 8-K filed on July 2, 2021
10.6*	Form of Indemnification Agreement	Exhibit 10.5 to Current Report on Form 8-K filed on April 2, 2019
10.7*	Form of Change in Control Agreement	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
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
Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2022
14	Code of Conduct	Filed herewith
19	Securities Trading Policy, dated October 30, 2023	Filed herewith
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of William C. Boor, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Allison K. Aden, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97	Cavco Industries, Inc., Clawback Policy	Filed herewith
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement

**	These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	May 24, 2024	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	May 24, 2024
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	May 24, 2024
Allison K. Aden	(Principal Financial Officer)

/s/ Paul W. Bigbee	Chief Accounting Officer	May 24, 2024
Paul W. Bigbee	(Principal Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 24, 2024
Steven G. Bunger

/s/ Susan L. Blount	Director	May 24, 2024
Susan L. Blount

/s/ David A. Greenblatt	Director	May 24, 2024
David A. Greenblatt

/s/ Richard A. Kerley	Director	May 24, 2024
Richard A. Kerley

/s/ Steven W. Moster	Director	May 24, 2024
Steven W. Moster

/s/ Julia W. Sze	Director	May 24, 2024
Julia W. Sze

CAVCO INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	F-2
Consolidated Balance Sheets as of March 30, 2024 and April 1, 2023	F-4
Consolidated Statements of Comprehensive Income for the Years Ended March 30, 2024, April 1, 2023 and April 2, 2022	F-5
Consolidated Statements of Stockholders' Equity And Redeemable Noncontrolling Interest for the Years Ended March 30, 2024, April 1, 2023 and April 2, 2022	F-6
Consolidated Statements of Cash Flows for the Years Ended March 30, 2024, April 1, 2023 and April 2, 2022	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cavco Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. (the Company) as of March 30, 2024 and April 1, 2023, the related consolidated statements of comprehensive income, stockholders' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended March 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 24, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty Reserve
As described in Note 1 to the consolidated financial statements, the Company provides retail home buyers, builders or developers with a one year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The Company's warranty reserves were $31.7 million as of March 30, 2024 and estimated warranty costs are accrued in cost of sales at the time of sale. Management determines the warranty reserves based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used by management to calculate the warranty obligation are the estimated number of homes under warranty, including homes in distributor inventories, homes purchased by consumers within the one year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.
We identified the warranty reserve as a critical audit matter because of the significant judgments made by management to estimate costs related to warranty reserves at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, specifically due to significant growth since inception, introduction of new product lines, acquisitions, and variability in repair costs.
Our audit procedures related to the Company’s significant estimates and assumptions of the warranty reserve included the following, among others:
•We obtained an understanding of the relevant controls related to the management’s estimation of the warranty accrual, including controls over the historical warranty claim data and projected
•We tested management’s process for determining the warranty reserve by evaluating the reasonableness of significant assumptions related to the estimation of future claims and the related costs to repair items under warranty.
•We evaluated the accuracy, completeness and relevance of the historical warranty claims as an input to management’s warranty accrual calculation.
•We evaluated management’s ability to accurately estimate the warranty accrual by comparing the warranty accrual from the prior year to the actual warranty claims paid in the subsequent year.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Phoenix, Arizona
May 24, 2024

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 30, 2024	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$352,687	$271,427
Restricted cash, current	15,481	11,728
Accounts receivable, net	77,123	89,347
Short-term investments	18,270	14,978
Current portion of consumer loans receivable, net	20,713	17,019
Current portion of commercial loans receivable, net	40,787	43,414
Current portion of commercial loans receivable from affiliates, net	2,529	640
Inventories	241,339	263,150
Prepaid expenses and other current assets	82,870	92,876
Total current assets	851,799	804,579
Restricted cash	585	335
Investments	17,316	18,639
Consumer loans receivable, net	23,354	27,129
Commercial loans receivable, net	45,660	53,890
Commercial loans receivable from affiliate, net	2,065	4,033
Property, plant and equipment, net	224,199	228,278
Goodwill	121,934	114,547
Other intangibles, net	28,221	29,790
Operating lease right-of-use assets	39,027	26,755
Total assets	$1,354,160	$1,307,975
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,531	$30,730
Accrued expenses and other current liabilities	239,736	262,661
Total current liabilities	273,267	293,391
Operating lease liabilities	35,148	21,678
Other liabilities	7,759	7,820
Deferred income taxes	4,575	7,581
Redeemable noncontrolling interest	—	1,219
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,389,953 and 9,337,125 shares, respectively; Outstanding 8,320,718 and 8,665,324 shares, respectively	94	93
Treasury stock, at cost; 1,069,235 and 671,801 shares, respectively	(274,693)	(164,452)
Additional paid-in capital	281,216	271,950
Retained earnings	1,027,127	869,310
Accumulated other comprehensive loss	(333)	(615)
Total stockholders' equity	1,033,411	976,286
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,354,160	$1,307,975
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net revenue	$1,794,792	$2,142,713	$1,627,158
Cost of sales	1,367,890	1,587,781	1,218,409
Gross profit	426,902	554,932	408,749
Selling, general and administrative expenses	247,920	258,323	206,253
Income from operations	178,982	296,609	202,496
Interest income	20,998	10,679	3,537
Interest expense	(1,649)	(910)	(702)
Other income, net	849	385	6,658
Income before income taxes	199,180	306,763	211,989
Income tax expense	(41,275)	(65,922)	(14,247)
Net income	157,905	240,841	197,742
Less: net income attributable to redeemable noncontrolling interest	88	287	43
Net income attributable to Cavco common stockholders	$157,817	$240,554	$197,699

Comprehensive income
Net income	$157,905	$240,841	$197,742
Reclassification adjustment for securities sold	95	(16)	(17)
Applicable income taxes	(20)	3	4
Net change in unrealized position of investments held	262	(252)	(616)
Applicable income taxes	(55)	53	129
Comprehensive income	158,187	240,629	197,242
Less: comprehensive income attributable to redeemable noncontrolling interest	88	287	43
Comprehensive income attributable to Cavco common stockholders	$158,099	$240,342	$197,199

Net income per share attributable to Cavco common stockholders
Basic	$18.55	$27.20	$21.54
Diluted	$18.37	$26.95	$21.34
Weighted average shares outstanding:
Basic	8,506,673	8,844,326	9,178,593
Diluted	8,591,911	8,924,452	9,264,153

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders' Equity
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 3, 2021	9,241,256	$92	$(1,441)	$253,835	$431,057	$97	$683,640	$—
Initial value of noncontrolling interest upon transaction	—	—	—	—	—	—	—	1,235
Net income	—	—	—	—	197,699	—	197,699	43
Other comprehensive loss, net	—	—	—	—	—	(500)	(500)	—
Net issuance of common stock under stock incentive plans	51,022	1	—	4,155	—	—	4,156	—
Stock-based compensation	—	—	—	5,059	—	—	5,059	—
Common stock repurchases	—	—	(59,599)	—	—	—	(59,599)	—
Distributions	—	—	—	—	—	—	—	(375)
Valuation adjustment	—	—	—	—	—	—	—	(78)
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	240,554	—	240,554	287
Other comprehensive loss, net	—	—	—	—	—	(212)	(212)	—
Net issuance of common stock under stock incentive plans	44,847	—	—	2,637	—	—	2,637	—
Stock-based compensation	—	—	—	6,264	—	—	6,264	—
Common stock repurchases	—	—	(103,412)	—	—	—	(103,412)	—
Distributions	—	—	—	—	—	—	—	(780)
Valuation adjustment	—	—	—	—	—	—	—	887
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	157,817	—	157,817	88
Other comprehensive income, net	—	—	—	—	—	282	282	—
Net issuance of common stock under stock incentive plans	52,828	1	—	2,506	—	—	2,507	—
Stock-based compensation	—	—	—	6,760	—	—	6,760	—
Common stock repurchases	—	—	(110,241)	—	—	—	(110,241)	—
Distributions	—	—	—	—	—	—	—	(300)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Conversion to mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(974)
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411	$—
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES
Net income	$157,905	$240,841	$197,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,525	16,903	11,017
Provision for loan losses	(632)	(517)	(325)
Deferred income taxes	(3,081)	2,110	(1,732)
Stock-based compensation expense	6,760	6,264	5,059
Non-cash interest income, net	(1,511)	(457)	(1,629)
Loss (gain) on sale or retirement of property, plant and equipment, net	132	(281)	(220)
Gain on investments and sale of loans, net	(9,041)	(12,300)	(18,364)
Distribution of earnings from equity method investments	—	4,306	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	11,566	10,238	(27,268)
Consumer loans receivable originated	(90,841)	(177,970)	(158,988)
Proceeds from sales of consumer loans	91,514	186,017	184,849
Principal payments received on consumer loans receivable	6,760	8,967	11,553
Inventories	44,856	38,866	(73,804)
Prepaid expenses and other current assets	7,971	(20,037)	(28,309)
Commercial loans receivable originated	(111,245)	(132,050)	(67,896)
Principal payments received on commercial loans receivable	117,302	98,196	74,311
Accounts payable and accrued expenses and other current liabilities	(22,258)	(13,403)	38,228
Net cash provided by operating activities	224,682	255,693	144,224
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,421)	(44,106)	(18,653)
Payments for acquisitions, net	(19,195)	(105,662)	(141,429)
Proceeds from sale of property, plant and equipment and assets held for sale	4,805	1,816	1,329
Purchases of investments	(13,026)	(12,533)	(12,799)
Proceeds from sale of investments	13,128	18,931	12,450
Return of invested capital from equity method investments	—	12,213	—
Net cash used in investing activities	(31,709)	(129,341)	(159,102)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(1,988)	(1,072)	(266)
Proceeds from exercise of stock options	4,495	3,709	4,422
Proceeds from secured financings and other	—	—	106
Payments on secured financings and other	(488)	(641)	(9,383)
Payments for common stock repurchases	(109,309)	(103,412)	(59,599)
Distributions to noncontrolling interest	(420)	(780)	(375)
Net cash used in financing activities	(107,710)	(102,196)	(65,095)
Net increase (decrease) in cash, cash equivalents and restricted cash	85,263	24,156	(79,973)
Cash, cash equivalents and restricted cash at beginning of the fiscal year	283,490	259,334	339,307
Cash, cash equivalents and restricted cash at end of the fiscal year	$368,753	$283,490	$259,334
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$36,757	$82,438	$31,415
Cash paid during the year for interest	$801	$619	$451
Supplemental disclosures of noncash activity:
Change in GNMA loans eligible for repurchase	$(3,287)	$(2,494)	$(16,238)
Right-of-use assets recognized and operating lease obligations incurred	$15,009	$14,455	$4,414
Fair value of assets acquired under finance lease	$—	$—	$7,158
Finance lease obligations incurred	$—	$—	$6,351
Non-cash consideration for acquisitions	$5,430	$—	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classification. We have evaluated subsequent events after the balance sheet date of March 30, 2024, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC") and there were no disclosable subsequent events. In addition, references throughout to numbered "Notes" refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
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
Fiscal Year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year ended on March 30, 2024. Fiscal years 2024, 2023 and 2022 each consisted of 52 weeks.
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
Some of our independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 30, 2024.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail stores are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, the home is accepted by the customer, title has transferred and collectibility is probable.
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

Interest income on consumer loans receivables is recognized in Net revenue. Upon acquisition of previously securitized loan portfolios (the "Acquisition Date"), we evaluated the existing consumer loans receivable held for investment to determine whether there was evidence of deterioration of credit quality and the probability that we would be able to collect all amounts due according to the loans' contractual terms. We also considered expected prepayments and estimated the amount and timing of undiscounted principal, interest and other cash flows. We determined the excess of the loan pool's scheduled contractual principal and interest payments over the undiscounted expected cash flows as of the Acquisition Date as an amount that is not accreted into interest income (the non-accretable difference). The cash flow expected to be collected in excess of the carrying value of the acquired loans was accreted into Interest income over the remaining life of the loans (referred to as accretable yield). For loans originated and held for sale, loan origination fees and gains or losses on sales are recognized in Net revenue upon title transfer of the loans. We provide third-party servicing of mortgages and earn servicing fees each month based on the aggregate outstanding balances. Servicing fees are recognized in Net revenue when earned.
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
Accounts Receivable. We extend credit terms on a customer-by-customer basis in the normal course of business, subject to normal industry risk, with many requiring a cash deposit with a sales order or payment upon delivery of a home. We review accounts receivable for estimated losses that may result from customers' inability to pay. As of March 30, 2024 and April 1, 2023, there were no allowances for doubtful accounts.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. Our investments include marketable debt and equity securities and non-marketable equity investments. Changes in unrealized net holding gains and losses on marketable equity securities are reported in earnings. Unrealized net holding gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 4). As of March 30, 2024, we have determined that all losses on available-for-sale debt securities were from market factors, and therefore we had no valuation allowance on such investments.
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
Combined land and home mortgages are further disaggregated by the type of loan documentation: those conforming to the requirements of Government-Sponsored Enterprises ("GSEs") and those that are non-conforming. In most instances, our mortgages are secured by a first-lien position and are provided to consumers for the purchase of a home. Consumer loans held for investment include home-only personal property loans originated under our home-only lending programs. Accordingly, we classify our loans receivable as follows: conforming mortgages, non-conforming mortgages and home-only loans.

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
Allowance for Loan Losses. Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") requires a forward-looking impairment model based on expected losses rather than incurred losses. As of March 30, 2024 and April 1, 2023, we had an allowance for loan losses of $1.1 million and $1.2 million, respectively, on our consumer loans receivable (see Note 6).
To determine the appropriate level of the allowance for loan loss on our commercial loans receivable, we collectively evaluate loans based on their terms and duration. We have historically been able to resell repossessed homes, thereby mitigating loss exposure. However, if a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. If we determine that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. We recorded allowance for loan losses of $0.8 million and $1.6 million at March 30, 2024 and April 1, 2023, respectively, related to commercial loans receivable (see Note 7).
Inventories. Raw material inventories are valued at the lower of cost or net realizable value, using the first in, first out method. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method.
Property, Plant and Equipment, Net. Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 10 to 39 years; and machinery and equipment, 3 to 25 years. Repairs and maintenance charges are expensed as incurred. We sell miscellaneous property, plant and equipment in the normal course of business.
Asset Impairment. We periodically evaluate the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are primarily determined based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. There were no impairment losses recognized in fiscal years 2024, 2023 or 2022.
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

Goodwill and Other Intangibles, Net. We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. As such, we test goodwill at least annually for impairment. The Company has two reporting segments: factory-built housing and financial services. As of March 30, 2024, all of our goodwill is attributable to the factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are generally amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount.
We performed our annual goodwill impairment analysis as of March 30, 2024, and determined that it was more likely than not that the fair value of the factory-built housing reporting segment exceeded its respective carrying value. There was no impairment recognized during fiscal years 2024, 2023 or 2022.
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
Volume Rebates. Certain distributors, builders and developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period on specified products. Estimates of volume rebates are accrued at the time of sale and are recorded as a reduction of Net revenue.
Freight. Substantially all freight costs are recovered from our distributors and are included in Net revenue. Freight charges of $50.9 million, $61.5 million and $41.5 million were recognized in fiscal years 2024, 2023 and 2022, respectively.
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
Reserve for Property Casualty Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Our reserve process takes into account known facts and interpretations of circumstances and factors, including experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $10.5 million and $10.9 million as of March 30, 2024 and April 1, 2023, respectively, of which $5.2 million and $4.4 million related to incurred but not reported ("IBNR") losses, respectively.

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
Advertising. Advertising costs are expensed as incurred and were $3.6 million in fiscal year 2024, $2.0 million in fiscal year 2023 and $1.4 million in fiscal year 2022.
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
Redeemable Noncontrolling Interest. In fiscal year 2017, we purchased a 50% ownership interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively "Craftsman" or the "Entities") with an additional 20% acquired during fiscal year 2022. This additional purchase gave us a controlling interest, resulting in consolidation of the Entities and the recognition of a noncontrolling interest for the remaining third party ownership. Adjustments in the redemption value of the noncontrolling interest were recorded to Interest expense
We were contractually obligated to purchase an additional 20% of Craftsman on December 31, 2023. The estimated purchase price was recorded in Other liabilities. The remaining 10% was classified as a temporary equity mezzanine item between liabilities and stockholders' equity in the Consolidated Balance Sheets as Redeemable noncontrolling interest. The amount of income attributable to this Redeemable noncontrolling interest is included on the face of the Consolidated Statements of Comprehensive Income.
During fiscal year 2024, we executed amendments to the Membership Interest Purchase Agreement to acquire the entire remaining 30% for cash on January 1, 2024. Upon execution of the amendments, the remaining 30% became mandatorily redeemable, and the value attributed to the Redeemable noncontrolling interest was reclassed to Accrued expenses and other current liabilities on the Consolidated Balance Sheets at the estimated redemption value. On January 1, 2024 we acquired the remaining 30% interest.
Accumulated Other Comprehensive Income (Loss). AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4) and is presented net of tax. Accumulated unrealized loss on available-for-sale debt securities at the end of fiscal year 2024 was $0.4 million before tax, with an associated tax amount of $0.1 million, resulting in a net unrealized loss of $0.3 million. Accumulated unrealized loss on available-for-sale debt securities at the end of fiscal year 2023 was $0.8 million, with an associated tax amount of $0.2 million, for a net unrealized loss of $0.6 million.
Treasury Stock. We record repurchases of our common stock as treasury stock at cost. As we do not have a formal retirement plan for the shares acquired, and the ultimate disposition has not yet been decided, we show the cost of the acquired stock separately as a deduction from equity. Beginning January 1, 2023, the Inflation Reduction Act of 2022 imposed a 1% excise tax on the aggregate fair market value of stock repurchased by certain corporations during the taxable year, subject to adjustments. We have calculated the excise tax on purchases from the effective date through March 30, 2024, and this amount is recorded as an increase in our Treasury Stock.

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
Site Improvements on Retail Sales. We recognize sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements. Such services are provided as a convenience to the customer. As we are involved in the selection of subcontractors and ultimately responsible for execution of these services, under FASB ASC 606, Revenue from Contracts with Customers, we recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2024, 2023 and 2022 were $57.6 million, $53.3 million and $43.9 million, respectively.
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

	March 30, 2024	April 1, 2023	April 2, 2022
Factory-built housing
Home sales	$1,631,650	$2,017,399	$1,495,940
Delivery, setup and other revenues	84,957	52,051	60,343
	1,716,607	2,069,450	1,556,283
Financial services
Insurance agency commissions received from third-party insurance companies	4,258	3,754	4,055
All other sources	73,927	69,509	66,820
	78,185	73,263	70,875
	$1,794,792	$2,142,713	$1,627,158
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	March 30, 2024	April 1, 2023
Cash related to CountryPlace customer payments to be remitted to third parties	$12,993	$11,123
Other restricted cash	3,073	940
	16,066	12,063
Less current portion	(15,481)	(11,728)
	$585	$335

Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	March 30, 2024	April 1, 2023	April 2, 2022
Cash and cash equivalents	$352,687	$271,427	$244,150
Restricted cash	16,066	12,063	15,184
	$368,753	$283,490	$259,334

4. Investments
Investments consisted of the following (in thousands):

	March 30, 2024	April 1, 2023
Available-for-sale debt securities	$18,669	$18,555
Marketable equity securities	11,961	9,989
Non-marketable equity investments	4,956	5,073
	35,586	33,617
Less short-term investments	(18,270)	(14,978)
	$17,316	$18,639
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	March 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,933	$—	$(68)	$2,865
State and political subdivision debt securities	5,041	7	(118)	4,930
Corporate debt securities	11,117	4	(247)	10,874
	$19,091	$11	$(433)	$18,669

	April 1, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,567	$—	$(79)	$2,488
State and political subdivision debt securities	6,023	—	(254)	5,769
Corporate debt securities	10,745	—	(447)	10,298
	$19,335	$—	$(780)	$18,555

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	March 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$2,014	$(24)	$833	$(44)	$2,847	$(68)
State and political subdivision debt securities	493	(1)	3,442	(117)	3,935	(118)
Corporate debt securities	397	(3)	8,501	(244)	8,898	(247)
	$2,904	$(28)	$12,776	$(405)	$15,680	$(433)

	April 1, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$1,345	$(10)	$1,117	$(69)	$2,462	$(79)
State and political subdivision debt securities	251	—	4,792	(254)	5,043	(254)
Corporate debt securities	4,902	(136)	5,396	(311)	10,298	(447)
	$6,498	$(146)	$11,305	$(634)	$17,803	$(780)
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of March 30, 2024. Further, we do not intend to, and it is more likely than not that we will not be required to, sell the investments before recovery of their amortized cost.
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	March 30, 2024
	Amortized Cost	Fair Value
Due in less than one year	$6,420	$6,310
Due after one year through five years	9,352	9,107
Due after five years through ten years	225	227
Due after ten years	161	160
Mortgage-backed securities	2,933	2,865
	$19,091	$18,669
We recognize investment gains and losses on available-for-sale debt securities when we sell or otherwise dispose of securities using the specific identification method. There were no gross gains realized on the sale of available-for-sale debt securities in either fiscal year 2024 or 2023 and an insignificant amount of gross gains was realized in fiscal year 2022. There were no gross losses realized on the sale of available-for-sale debt securities in fiscal years 2024, 2023 or 2022.

We recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses on marketable equity securities for fiscal years 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Marketable equity securities:
Net gain recognized during the period	$1,869	$561	$2,160
Less: Net (gains) recognized on securities sold during the period	(348)	(958)	(551)
Unrealized gains (losses) recognized during the period on securities still held	$1,521	$(397)	$1,609
5. Inventories
Inventories consisted of the following (in thousands):

	March 30, 2024	April 1, 2023
Raw materials	$78,241	$92,045
Work in process	27,977	29,022
Finished goods	135,121	142,083
	$241,339	$263,150

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	March 30, 2024	April 1, 2023
Loans held for investment, previously securitized	$16,968	$21,000
Loans held for investment	12,826	13,117
Loans held for sale	15,140	10,846
Construction advances	722	706
	45,656	45,669
Deferred financing fees and other, net	(523)	(368)
Allowance for loan losses	(1,066)	(1,153)
	44,067	44,148
Less current portion	(20,713)	(17,019)
	$23,354	$27,129

The allowance for loan losses reflects our judgment of the probable loss exposure on loans held for investment. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	March 30, 2024	April 1, 2023
Allowance for loan losses at beginning of fiscal year	$1,153	$2,115
Change in estimated loan losses, net	(87)	(944)
Charge-offs	—	(37)
Recoveries	—	19
Allowance for loan losses at end of fiscal year	$1,066	$1,153
The consumer loans held for investment had the following characteristics:

	March 30, 2024	April 1, 2023
Weighted average contractual interest rate	8.1%	8.2%
Weighted average effective interest rate	10.4%	8.8%
Weighted average months to maturity	196	150
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable (in thousands):

	March 30, 2024	April 1, 2023
Current	$43,810	$43,252
31 to 60 days	1,063	1,247
61 to 90 days	131	213
91+ days	652	957
	$45,656	$45,669
The following table disaggregates gross consumer loans receivable by credit quality indicator at loan inception and fiscal year of origination (in thousands):

	March 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$14,107	$328	$96	$885	$1,808	$14,425	$31,649
Near Prime- FICO score 620-679	1,633	—	—	1,202	942	8,684	12,461
Sub-Prime- FICO score less than 620	—	—	—	18	49	723	790
No FICO score	447	—	—	—	—	309	756
	$16,187	$328	$96	$2,105	$2,799	$24,141	$45,656

	April 1, 2023
	2023	2022	2021	2020	2019	Prior	Total
Prime- FICO score 680 and greater	$9,471	$185	$1,051	$1,982	$1,191	$16,601	$30,481
Near Prime- FICO score 620-679	1,695	—	1,012	1,131	1,550	8,244	13,632
Sub-Prime- FICO score less than 620	84	—	19	51	—	1,033	1,187
No FICO score	—	—	—	—	24	345	369
	$11,250	$185	$2,082	$3,164	$2,765	$26,223	$45,669
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of March 30, 2024, 46% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 10% was concentrated in Florida. As of April 1, 2023, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of consumer loans receivable as of March 30, 2024 or April 1, 2023.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the estimated costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $0.7 million as of March 30, 2024 and $1.1 million as of April 1, 2023, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $0.4 million and $0.5 million as of March 30, 2024 and April 1, 2023, respectively.
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
Commercial loans receivable, net consisted of the following (in thousands):

	March 30, 2024	April 1, 2023
Loans receivable (including from affiliates)	$91,938	$103,726
Allowance for loan losses	(781)	(1,586)
Deferred financing fees, net	(116)	(163)
	91,041	101,977
Less current portion of commercial loans receivable (including from affiliates), net	(43,316)	(44,054)
	$47,725	$57,923

The commercial loans receivable balance had the following characteristics:

	March 30, 2024	April 1, 2023
Weighted average contractual interest rate	7.4%	7.6%
Weighted average months outstanding	12	9
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
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	March 30, 2024	April 1, 2023
Balance at beginning of fiscal year	$1,586	$1,011
Change in estimated loan losses, net	(805)	575
Balance at end of fiscal year	$781	$1,586
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. Our policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. We will resume accrual of interest once these factors have been remedied. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal, and charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At March 30, 2024, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
The following table disaggregates our commercial loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	March 30, 2024
	2024	2023	2022	2021	2020	Total
Performing	$57,691	$25,066	$4,823	$2,144	$2,214	$91,938

	April 1, 2023
	2023	2022	2021	2020	2019	Total
Performing	$80,193	$16,028	$4,071	$2,203	$1,231	$103,726
As of both March 30, 2024 and April 1, 2023, approximately 18% of our outstanding commercial loans receivable principal balance was concentrated in New York. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of March 30, 2024 or April 1, 2023.
We had concentrations with one independent third-party and its affiliates that equaled 13% and 12% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of March 30, 2024 and April 1, 2023, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	March 30, 2024	April 1, 2023
Property, plant and equipment, at cost:
Buildings and improvements	$171,516	$167,291
Machinery and equipment	81,142	76,826
Land	39,822	39,822
Construction in progress	8,405	5,472
	300,885	289,411
Accumulated depreciation	(76,686)	(61,133)
	$224,199	$228,278
Depreciation expense was $17.0 million in fiscal year 2024, $14.8 million in fiscal year 2023 and $9.6 million in fiscal year 2022.
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

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of March 30, 2024 and April 1, 2023 (in thousands):

	Classification	March 30, 2024	April 1, 2023
ROU assets
Operating lease assets	Operating lease right-of-use assets	$39,027	$26,755
Finance lease assets	Property, plant and equipment, net (1)	5,913	6,088
Total lease assets		$44,940	$32,843

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,303	$6,262
Finance lease liabilities	Accrued expenses and other current liabilities	80	347
Non-current:
Operating lease liabilities	Operating lease liabilities	35,148	21,678
Finance lease liabilities	Other liabilities	6,086	5,896
Total lease liabilities		$46,617	$34,183
(1) Recorded net of accumulated amortization of $0.4 million and $0.3 million as of March 30, 2024 and April 1, 2023, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statements of Comprehensive Income for the years ended March 30, 2024, April 1, 2023 and April 2, 2022 (in thousands):

		Year Ended
Lease Expense Category	Classification	March 30, 2024	April 1, 2023	April 2, 2022
Operating lease expense (2)
	Cost of sales	$1,119	$1,190	$1,160
	Selling, general and administrative expenses	4,693	4,059	3,636
Finance lease expense
Amortization of leased assets	Cost of sales	175	175	109
Interest on lease liabilities	Interest expense	279	283	151
Total lease expense		$6,266	$5,707	$5,056
(2) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases were as follows (in thousands):

	March 30, 2024	April 1, 2023	April 2, 2022
Operating leases	$6,694	$5,609	$4,794
Finance leases	356	356	220

The present value of minimum payments for future fiscal years under non-cancelable leases as of March 30, 2024 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025	$7,074	$356	$7,430
2026	7,396	356	7,752
2027	4,870	356	5,226
2028	3,979	356	4,335
2029	3,810	356	4,166
Thereafter	24,305	10,230	34,535
	51,434	12,010	63,444
Less: Amount representing interest	(10,983)	(5,844)	(16,827)
	$40,451	$6,166	$46,617
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of March 30, 2024:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	10.3	4.9%
Finance leases	33.8	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	March 30, 2024			April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$121,934	$—	$121,934	$114,547	$—	$114,547
Trademarks and trade names	16,980	—	16,980	16,980	—	16,980
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	140,014	—	140,014	132,627	—	132,627
Finite lived:
Customer relationships	15,000	(5,314)	9,686	16,900	(5,818)	11,082
Other	1,114	(659)	455	1,114	(486)	628
	$156,128	$(5,973)	$150,155	$150,641	$(6,304)	$144,337

At April 1, 2023 and March 30, 2024, the Company had Goodwill of $114,547 and $121,934, respectively. The change is due to current year acquisitions and adjustments to prior year acquisitions. All Goodwill resides in the Factory-built housing segment. At March 30, 2024 there are no accumulated impairment losses related to Goodwill.
Amortization expense recognized on intangible assets was $1.6 million during fiscal year 2024, $2.1 million during fiscal year 2023 and $1.4 million during fiscal year 2022. Customer relationships have a weighted average remaining life of 6.9 years and other finite lived intangibles have a weighted average remaining life of 2.5 years.
Expected amortization for future fiscal years is as follows (in thousands):

2025	$1,530
2026	1,488
2027	1,415
2028	1,299
2029	1,265
Thereafter	3,144
$10,141
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 30, 2024	April 1, 2023
Customer deposits	$40,856	$45,193
Salaries, wages and benefits	38,125	47,100
Unearned insurance premiums	33,449	27,901
Estimated warranties	31,718	31,368
Accrued volume rebates	21,167	22,858
Accrued self-insurance	14,124	11,467
Other	60,297	76,774
	$239,736	$262,661
12. Warranties
Activity in the liability for estimated warranties for fiscal years 2024, 2023 and 2022 was as follows (in thousands):

	March 30, 2024	April 1, 2023	April 2, 2022
Balance at beginning of fiscal year	$31,368	$26,250	$18,032
Purchase accounting additions	—	1,250	5,909
Charged to costs and expenses	60,219	50,157	40,678
Payments and deductions	(59,869)	(46,289)	(38,369)
Balance at end of fiscal year	$31,718	$31,368	$26,250

13. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	March 30, 2024	April 1, 2023
Finance lease liabilities	$6,166	$6,243
Other secured financing	1,916	2,379
Mandatorily redeemable noncontrolling interest	—	2,268
	8,082	10,890
Less current portion included in Accrued expenses and other current liabilities	(323)	(3,070)
	$7,759	$7,820
Scheduled maturities for future fiscal years of the Company's obligations consist of the following (in thousands).

2025	$323
2026	306
2027	287
2028	277
2029	265
Thereafter	6,624
$8,082
Actual payments may vary from those above, resulting from prepayments or other factors.
See Note 9 for further discussion of the finance lease obligations.
14. Debt
On November 22, 2022, we entered into a Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), providing for a $50 million revolving credit facility (the "Revolving Credit Facility"), which may be increased from time to time through adding one or more tranches of term loans (each an "Incremental Term Facility") up to an aggregate amount of $100 million. The Credit Agreement matures on November 22, 2027.
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

As of March 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Year Ended
	March 30, 2024		April 1, 2023
	Written	Earned	Written	Earned
Direct premiums	$47,448	$39,352	$32,671	$29,775
Assumed premiums—nonaffiliated	37,426	35,630	34,153	32,809
Ceded premiums—nonaffiliated	(26,273)	(26,273)	(18,300)	(18,300)
	$58,601	$48,709	$48,524	$44,284
Typical insurance policies written or assumed have a maximum coverage of $0.4 million per claim, of which we cede $0.2 million of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $0.2 million per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $110.0 million in the aggregate for that occurrence.
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
Standard Casualty establishes reserves for claims and claims expense on reported and IBNR claims of non-reinsured losses. The following details the activity in the reserve for fiscal years 2024, 2023 and 2022 (in thousands):

	March 30, 2024	April 1, 2023	April 2, 2022
Balance at beginning of fiscal year	$10,939	$8,149	$7,451
Net incurred losses during the year	37,490	33,466	25,962
Net claim payments during the year	(37,889)	(30,676)	(25,264)
Balance at end of fiscal year	$10,540	$10,939	$8,149
16. Income Taxes
The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. The following details the provision for income taxes for fiscal years 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Current
Federal	$36,023	$51,190	$7,271
State	8,094	12,709	8,768
Foreign	218	50	—
	44,335	63,949	16,039
Deferred
Federal	(2,884)	2,705	(1,257)
State	(98)	(732)	(535)
Foreign	(78)	—	—
	(3,060)	1,973	(1,792)
	$41,275	$65,922	$14,247
A reconciliation of income taxes computed by applying the expected federal statutory income tax rate of 21% for fiscal years 2024, 2023 and 2022 to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	2024	2023	2022
Federal income tax at statutory rate	$41,828	$64,420	$44,518
State income taxes, net of federal benefit	7,984	12,172	8,075
Tax credits	(6,662)	(10,847)	(37,488)
Other	(1,875)	177	(858)
	$41,275	$65,922	$14,247

Net deferred tax assets and liabilities were as follows (in thousands):

	March 30, 2024	April 1, 2023
Net deferred tax (liabilities) assets
Goodwill	$(17,080)	$(16,041)
Property, plant and equipment	(14,678)	(16,763)
Warranty reserves	7,668	7,355
Lease - Operating lease liability	7,446	6,323
Lease - Right of use assets	(7,108)	(6,050)
Research and experimentation expenditures	5,940	2,712
Salaries and wages	3,176	3,675
Inventory	2,913	2,151
Accrued volume rebates	2,868	2,713
Other	4,280	6,344
	$(4,575)	$(7,581)
The effective income tax rate for the current year was positively impacted by the recognition of tax credits. Of the total tax credits, $4.2 million related to the sale of energy efficient homes and Energy Star credits available under the Internal Revenue Code §45L and $2.4 million related to the Research and Development, Solar, and Work Opportunity Tax Credits. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022.

We recorded an insignificant amount of unrecognized tax benefits during fiscal years 2024, 2023 and 2022, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. We classify interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.
We periodically evaluate the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for, or amount of, any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 30, 2024, we had state net operating loss carryforwards totaling $3.5 million, which begin to expire in 2038, and no associated valuation allowance. We have evaluated our historical profits earned and forecasted taxable income and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits, as we have historically, and to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction in several state jurisdictions, and in Mexico. In general, we are no longer subject to examination by the IRS or state and local income tax examinations by tax authorities for years before fiscal year 2020; however, we have filed refund claims for fiscal 2018 and 2020 which are currently being processed by the IRS.
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
The maximum amount for which the Company was liable under such agreements approximated $121 million at March 30, 2024, $178 million at April 1, 2023 and $141 million at April 2, 2022, without reduction for the resale value of the homes. During the fourth quarter of fiscal 2024, we received two repurchase demand notices. The inventory was obtained and resold to other dealers during the quarter at an immaterial loss. For all of fiscal 2024, we received five demand notices covering 11 homes. Our reserve for repurchase commitments was $2.9 million at March 30, 2024 and $5.2 million at April 1, 2023.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 30, 2024	April 1, 2023
Construction loan contract amount	$1,960	$2,214
Cumulative advances	(722)	(706)
	$1,238	$1,508

Representations and Warranties of Mortgages Sold. We sell loans to GSEs and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transaction, including compliance with underwriting standards or loan criteria established by the buyer, and our ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. We manage the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $0.6 million as of March 30, 2024 and $0.7 million as of April 1, 2023, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. We consider a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. There were no claim requests that resulted in the repurchase of a loan during the year ended March 30, 2024. In addition, we are subject to minimum net worth requirements and were in compliance for the year ended March 30, 2024.
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
As of March 30, 2024, we had outstanding IRLCs with a notional amount of $39.0 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets if in a net favorable position, or Accrued expenses and other current liabilities if in a net unfavorable position, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal year 2024 we recognized an insignificant non-cash loss on outstanding IRLCs. During fiscal years 2023 and 2022 we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities and whole loan sale commitments (collectively "Commitments"). As of March 30, 2024, we had $2.8 million in outstanding Commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of Commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the fiscal year ended March 30, 2024, we recognized an insignificant non-cash gain on Commitments. During the fiscal years ended April 1, 2023 and April 2, 2022, we recognized non-cash losses of $0.3 million and $0.1 million, respectively, on Commitments.

Legal Matters. On September 2, 2021, the SEC filed a civil complaint in the United States District Court, District of Arizona, naming the Company along with the Company's former Chairman, President & Chief Executive Officer ("former CEO") and the Company's former Chief Financial Officer ("former CFO"), alleging violations of the antifraud and internal accounting control provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on trading in the shares of another company directed by the former CEO. In fiscal 2022, the Company recorded an accrual relating to this loss contingency. On September 23, 2022, the United States District Court for the District of Arizona approved the settlement of the SEC action against the Company. Without admitting or denying the findings of the consent judgment, the Company agreed to the imposition of an injunction against future violations of the antifraud and internal accounting control provisions of the Exchange Act and a monetary penalty of $1.5 million, which did not have a material impact on the Company's financial statements (collectively, the "SEC Litigation"). The settlement resolved all claims in the SEC Litigation against the Company. In May 2024, the SEC settled all outstanding claims against our former CFO thereby closing all SEC Litigation matters.
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
18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of RSUs may be made to certain officers, directors and key employees. In August 2023, our shareholders approved the 2023 Omnibus Equity Incentive Plan (the “Plan”). The Plan supersedes and replaces the Company’s 2005 Stock Incentive Plan, as amended (the “2005 Plan”). No further awards will be made pursuant to the 2005 Plan; provided, that the 2005 Plan shall remain in effect until all awards granted under the 2005 Plan have vested or been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such grants. The Plan permits the award of up to 550,000 shares of the Company's common stock, of which 549,299 shares were still available for grant as of March 30, 2024. The exercise price of stock option awards may not be below 100% of the fair market value of the Company's common stock at the date of grant. Stock options vest over a defined period as determined by the plan administrator (the Compensation Committee of the Board, which consists of independent directors), but typically is no more than five years and generally expire seven years from the date of grant. Upon option exercise, new shares of the Company's common stock are issued. Service-based RSUs vest over a defined period, typically three years. Performance-based RSUs vest based on the achievement of certain criteria, determined by the plan administrator, over the measurement period which is generally three years. When RSUs vest, unrestricted shares are issued. The stock incentive plans provide for accelerated vesting of stock option awards and RSUs when the participant is involuntarily terminated upon a change in control (as defined in the plans).
We apply the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. Stock compensation expense was approximately $6.8 million, $6.3 million and $5.1 million for fiscal years 2024, 2023 and 2022, respectively. As of March 30, 2024, total unrecognized compensation cost was approximately $8.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.77 years.

Stock Options. The following table summarizes stock option activity for fiscal years 2024, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 3, 2021	251,749	$146.86	4.04	$34,266
Exercised	(53,550)	107.58
Forfeited, canceled or expired	(5,286)	164.49
Outstanding at April 2, 2022	192,913	$157.23	3.34	$16,724
Exercised	(44,237)	137.28
Forfeited, canceled or expired	(5,100)	241.23
Outstanding at April 1, 2023	143,576	$160.40	2.88	$22,591
Exercised	(48,637)	145.38
Forfeited, canceled or expired	(538)	183.83
Outstanding at March 30, 2024	94,401	$168.00	2.21	$21,812

Exercisable at April 2, 2022	126,948	$149.90	2.82	$11,941
Exercisable at April 1, 2023	116,434	$155.38	2.70	$18,887
Exercisable at March 30, 2024	89,474	$167.13	2.15	$20,752
There were no grants of stock options in fiscal years 2024, 2023 or 2022.
The total intrinsic value of options exercised during fiscal years 2024, 2023 and 2022 was $7.8 million, $5.7 million and $7.9 million, respectively.
Restricted Stock Awards. A summary of RSU activity for fiscal years 2024, 2023 and 2022 is as follows:

	Number of Service-based units	Weighted Average Grant Date Fair Value per share
Outstanding at April 3, 2021	4,585	$177.08
Awarded	16,902	233.60
Released	(3,335)	180.83
Forfeited	(505)	215.90
Outstanding at April 2, 2022	17,647	$229.39
Awarded	18,965	227.99
Released	(6,714)	234.55
Forfeited	(1,030)	283.27
Outstanding at April 1, 2023	28,868	$225.35
Awarded	17,511	294.06
Released	(12,541)	231.70
Forfeited	(1,254)	250.71
Outstanding at March 30, 2024	32,584	$258.85

The total intrinsic value of RSUs released during fiscal years 2024, 2023 and 2022 was $3.6 million, $1.6 million and $0.8 million, respectively.

	Number of Performance-based units	Weighted Average Grant Date Fair Value per share
Outstanding at April 3, 2021	12,939	$163.51
Awarded	7,920	217.39
Forfeited	(805)	192.64
Outstanding at April 2, 2022	20,054	$183.62
Awarded	11,730	209.87
Additional shares granted by performance	2,489	158.36
Released	(8,822)	158.36
Outstanding at April 1, 2023	25,451	$202.00
Awarded	12,125	295.01
Additional shares granted by performance	1,658	167.84
Released	(6,988)	167.95
Forfeited	(2,128)	220.67
Outstanding at March 30, 2024	30,118	$244.15
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2024	7,504
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2025	11,187
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2026	11,427
Grants of performance-based RSUs are shown in the table above at the target amount in the year of the award. Additional shares awarded based upon achievement above target specified performance criteria are shown in the table above when they vest, which is generally in the first quarter of the fiscal year following the performance year. Cancellations of target awards based upon achievement below target specified performance criteria are shown in the table above in the period they are canceled, which is generally in the first quarter of the fiscal year following the performance year. The total intrinsic value of performance based RSUs released during fiscal years 2024 and 2023 was $2.1 million and $1.9 million, respectively, and none in fiscal year 2022.
Actual performance exceeded the target established for the three-year performance-based RSUs granted in fiscal year 2022. As a result, in the first quarter of fiscal year 2025, we expect 1,125 performance-based RSUs will vest and be released, in addition to the unvested target performance-based RSUs shown in the table above.

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2024, 2023 and 2022 (dollars in thousands, except per share amounts):

	Fiscal Year
	2024	2023	2022
Net income attributable to Cavco common stockholders	$157,817	$240,554	$197,699
Weighted average shares outstanding:
Basic	8,506,673	8,844,326	9,178,593
Effect of dilutive securities	85,238	80,126	85,560
Diluted	8,591,911	8,924,452	9,264,153
Net income per share attributable to Cavco common stockholders
Basic	$18.55	$27.20	$21.54
Diluted	$18.37	$26.95	$21.34

Anti-dilutive common stock equivalents excluded	44	174	405
Outstanding RSUs excluded, as underlying performance criteria has not yet been met	30,118	25,451	20,054
20. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	March 30, 2024		April 1, 2023
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$18,669	$18,669	$18,555	$18,555
Marketable equity securities (2)	11,961	11,961	9,989	9,989
Non-marketable equity investments (3)	4,956	4,956	5,073	5,073
Consumer loans receivable (4) (5)	44,067	49,105	44,148	50,686
Commercial loans receivable (5)	91,041	80,764	101,977	97,106
Other secured financing (6)	(1,916)	(1,841)	(2,379)	(2,332)
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

Consumer loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. Loans held for sale are measured at the lower of cost or fair value, less costs to sell, using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. The cost of loans held for sale was lower than the fair value as of March 30, 2024.
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

	March 30, 2024	April 1, 2023
Number of loans serviced with MSRs	3,842	4,070
Weighted average servicing fee (basis points)	34.79	34.71
Capitalized servicing multiple	188.59%	98.99%
Capitalized servicing rate (basis points)	65.61	34.36
Serviced portfolio with MSRs (in thousands)	$482,898	$520,458
MSRs (in thousands)	$3,168	$1,788
21. Employee Benefit Plans
We have self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $0.4 million. Incurred claims identified under the third-party administrator's incident reporting system and IBNR claims are accrued based on estimates that incorporate claim experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $32.9 million, $30.6 million and $22.8 million for fiscal years 2024, 2023 and 2022, respectively.
We sponsor an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2023, the Company match was 30% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over 4 years. Employer matching contribution expense was $3.4 million in fiscal year 2024, $4.0 million in fiscal year 2023 and $1.3 million in fiscal year 2022.
Certain manufacturing facilities of The Commodore Corporation ("Commodore") participate in the IAM National Pension Fund, a multiemployer defined benefit plan. Participation in this plan is available to all hourly employees who are members of the participating collective bargaining unit. Beginning January 1, 2022, we contribute to the plan a specified amount per hour worked for each eligible employee. Benefits under this plan are based on a fixed monthly benefit rate per year of credited service. The risks of participating in this multiemployer plan differ from single-employer plans. The potential risks include, but are not limited to, the use of the Company's contributions to provide benefits to employees of other participating employers, the Company becoming obligated for other participating employers' unfunded obligations and, upon the Company's withdrawal from the plan, the Company being required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in multiemployer plans for the fiscal year ended March 30, 2024 is outlined in the table below, with the following information:
•The Employer Identification Number is 51-6031295 and the three-digit plan number assigned to a plan by the Internal Revenue Service is 002.
•The most recent Pension Protection Act Zone Status available is for plan years that ended in calendar years 2023 and 2022, based on information provided to the Company by the plan. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded.
•The "RP Status Pending/Implemented" column indicates whether a Rehabilitation Plan ("RP") for plans in the "red" zone, as required by the Code, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2023.
•The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on March 30, 2024 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement ("CBA"), as imposed by a plan in "critical status," in accordance with the requirements of the Code.

	Pension Protection Act Zone Status		RP Status Pending / Implemented	Contributions by the Company by fiscal year (in thousands)				Expiration Date of CBAs
Pension Fund	2024	2023		2024	2023	2022	Surcharge Imposed
IAM National Pension Fund	Red	Red	Implemented	$1,364	$1,507	$312	Yes	(1)
(1)    The expiration date of the CBA for the Pennwest manufacturing facility is February 2027, and the expiration date of the CBA for the Clarion and Colony manufacturing facilities is April 2026.
22. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022, the total amount of sales to related parties was $54.9 million, $65.6 million and $58.1 million, respectively. As of March 30, 2024, receivables from related parties included $8.5 million of accounts receivable and $4.6 million of commercial loans outstanding. As of April 1, 2023, receivables from related parties included $5.7 million of accounts receivable and $4.7 million of commercial loans outstanding.

23. Acquisitions
Fiscal Year 2024 Kentucky Dream Homes Acquisition
On November 15, 2023, the Company acquired certain assets and assumed certain liabilities of Kentucky Dream Homes, LLC ("KDH"), a manufactured home retailer with locations in Kentucky and Florida for total consideration of $23.3 million, which includes $5.4 million non-cash commercial loan forgiveness. The remaining $17.9 million was paid with cash on hand. The final purchase price is subject to customary adjustments. The business is included in the Factory-built housing reportable business segment. The fair value of the assets acquired and liabilities assumed included $23.5 million of inventory, $4.4 million of goodwill and certain other assets and liabilities. The purchase accounting is subject to final adjustment, primarily for the working capital and amounts allocated to goodwill. We have included the financial results in our Consolidated Financial Statements from the date of acquisition. Pro forma historical results of operations related to this acquisition have not been presented because they are not significant to our Consolidated Financial Statements for the periods presented.
Fiscal Year 2023 Solitaire Acquisition
On January 3, 2023, we completed the acquisition of Solitaire Inc. and other related entities (collectively "Solitaire Homes") by acquiring 100% of the outstanding stock of Solitaire Homes. The acquisition-date fair value of the total consideration was $110.8 million. In fiscal 2023, we expensed $2.4 million in acquisition related transaction costs in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income. During the third fiscal quarter of 2024, we finalized the purchase price allocation related to the Solitaire acquisition, which did not have a material effect on the Consolidated Financial Statements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands).

January 3, 2023
(as finalized)
Cash	$5,041
Investments	334
Accounts receivable	2,749
Inventories	57,902
Property, plant and equipment	36,006
Other current assets	1,579
Intangible assets(1)	3,400
Total identifiable assets acquired	107,011
Accounts payable and accrued liabilities	11,335
Net identifiable assets acquired	95,676
Goodwill(2)	15,107
Net assets acquired	$110,783
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

Fiscal Year 2022 Craftsman Acquisition
On July 4, 2021, we obtained an additional 20% ownership interest in Craftsman, which gave us a 70% controlling ownership interest and resulted in consolidation of the Entities. See Redeemable Noncontrolling Interest policy in Note 1. The purchase price on July 4, 2021 for 20% ownership was $2.5 million, valuing the Entities at $12.4 million. The remeasurement of the Entities assets and liabilities to fair value resulted in a non-cash gain of $3.3 million, recorded in Other income, net in the Consolidated Statements of Comprehensive Income.
During fiscal year 2024, we executed amendments to the Membership Interest Purchase Agreement to acquire the entire remaining 30% for cash on January 1, 2024.
Fiscal Year 2022 Commodore Acquisition
On September 24, 2021, we purchased certain manufactured housing assets and assumed certain liabilities of Commodore. The acquisition-date fair value of the total consideration was $146.0 million. During the second fiscal quarter of 2023, we finalized the purchase price allocation related to the Commodore acquisition, which did not have a material effect on the Consolidated Financial Statements.
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
24. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance. The following tables provide selected financial data by segment (dollars in thousands):

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net revenue:
Factory-built housing	$1,716,607	$2,069,450	$1,556,283
Financial services	78,185	73,263	70,875
	$1,794,792	$2,142,713	$1,627,158
Net revenue for financial services consists of:
Finance	$18,881	$21,952	$23,004
Insurance	59,304	51,311	47,871
	$78,185	$73,263	$70,875
Income before income taxes:
Factory-built housing	$192,815	$296,415	$197,282
Financial services	6,365	10,348	14,707
	$199,180	$306,763	$211,989
Depreciation:
Factory-built housing	$16,754	$14,651	$9,451
Financial services	202	182	182
	$16,956	$14,833	$9,633
Amortization:
Factory-built housing	$1,544	$2,038	$1,270
Financial services	25	32	114
	$1,569	$2,070	$1,384
Income tax expense:
Factory-built housing	$39,749	$63,433	$10,853
Financial services	1,526	2,489	3,394
	$41,275	$65,922	$14,247
Capital expenditures:
Factory-built housing	$17,189	$44,085	$18,574
Financial services	232	21	79
	$17,421	$44,106	$18,653

	March 30, 2024	April 1, 2023
Total assets:
Factory-built housing	$1,141,237	$1,107,555
Financial services	212,923	200,420
	$1,354,160	$1,307,975

	Fiscal Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Gross margin %:
Consolidated	23.8%	25.9%	25.1%
Factory-built housing	23.2%	25.3%	23.9%
Financial services	35.8%	42.9%	51.5%