Form 10-Q
period 2024-06-29
CAVCO INDUSTRIES INC.
filed 2024-08-02
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number: 000-08822

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 25, 2024, 8,253,272 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 29, 2024

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 29, 2024	March 30, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$359,296	$352,687
Restricted cash, current	19,056	15,481
Accounts receivable, net	85,051	77,123
Short-term investments	20,671	18,270
Current portion of consumer loans receivable, net	28,887	20,713
Current portion of commercial loans receivable, net	40,363	40,787
Current portion of commercial loans receivable from affiliates, net	1,784	2,529
Inventories	244,844	241,339
Prepaid expenses and other current assets	77,622	82,870
Total current assets	877,574	851,799
Restricted cash	585	585
Investments	14,916	17,316
Consumer loans receivable, net	22,151	23,354
Commercial loans receivable, net	50,918	45,660
Commercial loans receivable from affiliates, net	2,279	2,065
Property, plant and equipment, net	224,749	224,199
Goodwill	121,969	121,934
Other intangibles, net	27,829	28,221
Operating lease right-of-use assets	37,712	39,027
Total assets	$1,380,682	$1,354,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$31,431	$33,531
Accrued expenses and other current liabilities	264,574	239,736
Total current liabilities	296,005	273,267
Operating lease liabilities	33,873	35,148
Other liabilities	7,666	7,759
Deferred income taxes	4,598	4,575
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,401,057 and 9,389,953 shares, respectively; Outstanding 8,251,522 and 8,320,718 shares, respectively	94	94
Treasury stock, at cost; 1,149,535 and 1,069,235 shares, respectively	(303,897)	(274,693)
Additional paid-in capital	281,062	281,216
Retained earnings	1,061,556	1,027,127
Accumulated other comprehensive loss	(275)	(333)
Total stockholders' equity	1,038,540	1,033,411
Total liabilities and stockholders' equity	$1,380,682	$1,354,160
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Net revenue	$477,599	$475,875
Cost of sales	374,197	357,996
Gross profit	103,402	117,879
Selling, general and administrative expenses	64,851	61,680
Income from operations	38,551	56,199
Interest income	5,511	4,618
Interest expense	(90)	(266)
Other (expense) income, net	(111)	126
Income before income taxes	43,861	60,677
Income tax expense	(9,432)	(14,266)
Net income	34,429	46,411
Less: net income attributable to redeemable noncontrolling interest	—	54
Net income attributable to Cavco common stockholders	$34,429	$46,357

Comprehensive income
Net income	$34,429	$46,411
Reclassification adjustment for securities sold	9	3
Applicable income tax (expense)	(2)	(1)
Net change in unrealized position of investments held	65	(56)
Applicable income tax (expense) benefit	(14)	12
Comprehensive income	34,487	46,369
Less: comprehensive income attributable to redeemable noncontrolling interest	—	54
Comprehensive income attributable to Cavco common stockholders	$34,487	$46,315

Net income per share attributable to Cavco common stockholders
Basic	$4.15	$5.35
Diluted	$4.11	$5.29
Weighted average shares outstanding
Basic	8,286,476	8,670,434
Diluted	8,372,254	8,758,080

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net income	$34,429	$46,411
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,761	4,566
Provision for credit losses	89	19
Deferred income taxes	7	(1,868)
Stock-based compensation expense	2,195	1,438
Non-cash interest income, net	(286)	(297)
Loss on sale or retirement of property, plant and equipment, net	11	190
Gain on investments and sale of loans, net	(177)	(3,165)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(7,977)	3,692
Consumer loans receivable originated	(20,833)	(36,737)
Proceeds from sales of consumer loans receivable	1,582	42,363
Principal payments received on consumer loans receivable	12,922	1,819
Inventories	(3,505)	9,110
Prepaid expenses and other current assets	5,648	15,151
Commercial loans receivable originated	(26,750)	(28,726)
Principal payments received on commercial loans receivable	22,356	25,216
Accounts payable, accrued expenses and other liabilities	22,921	3,111
Net cash provided by operating activities	47,393	82,293
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,975)	(4,183)
Proceeds from sale of property, plant and equipment	10	4,434
Purchases of investments	(4,547)	(1,710)
Proceeds from sale of investments	4,163	3,545
Net cash (used in) provided by investing activities	(5,349)	2,086
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(2,349)	(1,363)
Proceeds from exercise of stock options	—	150
Payments on finance leases and other secured financings	(51)	(157)
Payments for common stock repurchases	(29,463)	—
Distributions to noncontrolling interest	—	(120)
Net cash used in financing activities	(31,863)	(1,490)
Net increase in cash, cash equivalents and restricted cash	10,181	82,889
Cash, cash equivalents and restricted cash at beginning of the fiscal year	368,753	283,490
Cash, cash equivalents and restricted cash at end of the period	$378,937	$366,379
Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,720	$8,123
Cash paid for interest	$22	$185
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$76	$(1,873)
Right-of-use assets recognized and operating lease obligations incurred	$1,315	$687
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, which are necessary to fairly state the interim results for the periods presented. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K for the year ended March 30, 2024, filed with the SEC ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the Consolidated Financial Statements. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year will end on March 29, 2025 and will include 52 weeks.
For a description of significant accounting policies we used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.
2. Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker ("CODM"), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
Factory-built housing
Home sales	$436,429	$439,744
Delivery, setup and other revenues	21,619	17,365
	458,048	457,109
Financial services
Insurance agency commissions received from third-party insurance companies	1,406	899
All other sources	18,145	17,867
	19,551	18,766
	$477,599	$475,875
4. Investments
Investments consisted of the following (in thousands):

	June 29, 2024	March 30, 2024
Available-for-sale debt securities	$20,025	$18,669
Marketable equity securities	10,628	11,961
Non-marketable equity investments	4,934	4,956
	35,587	35,586
Less short-term investments	(20,671)	(18,270)
	$14,916	$17,316
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	June 29, 2024		March 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$4,849	$4,782	$2,933	$2,865
State and political subdivision debt securities	5,103	5,015	5,041	4,930
Corporate debt securities	10,423	10,228	11,117	10,874
	$20,375	$20,025	$19,091	$18,669

The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	June 29, 2024
	Amortized Cost	Fair Value
Due in less than one year	$7,880	$7,778
Due after one year through five years	7,421	7,240
Due after five years through ten years	225	225
Due after ten years	—	—
Mortgage-backed securities	4,849	4,782
	$20,375	$20,025
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
Marketable equity securities
Net (loss) gain recognized during the period	$(454)	$460
Less: Net (gain) recognized on securities sold during the period	(552)	(20)
Unrealized (loss) gain recognized during the period on securities still held	$(1,006)	$440
5. Inventories
Inventories consisted of the following (in thousands):

	June 29, 2024	March 30, 2024
Raw materials	$75,589	$78,241
Work in process	30,089	27,977
Finished goods	139,166	135,121
	$244,844	$241,339

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	June 29, 2024	March 30, 2024
Loans held for investment, previously securitized	$15,989	$16,968
Loans held for investment	12,612	12,826
Loans held for sale	22,432	15,140
Construction advances	1,615	722
	52,648	45,656
Deferred financing fees and other, net	(594)	(523)
Allowance for loan losses	(1,016)	(1,066)
	51,038	44,067
Less current portion	(28,887)	(20,713)
	$22,151	$23,354
The consumer loans held for investment had the following characteristics:

	June 29, 2024	March 30, 2024
Weighted average contractual interest rate	8.1%	8.1%
Weighted average effective interest rate	8.9%	10.4%
Weighted average months to maturity	208	196
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	June 29, 2024	March 30, 2024
Current	$50,756	$43,810
31 to 60 days	547	1,063
61 to 90 days	446	131
91+ days	899	652
	$52,648	$45,656

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	June 29, 2024
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$10,791	$9,707	$327	$95	$879	$15,566	$37,365
Near Prime- FICO score 620-679	1,128	2,144	—	—	1,044	9,269	13,585
Sub-Prime- FICO score less than 620	—	—	—	—	18	718	736
No FICO score	212	446	—	—	—	304	962
	$12,131	$12,297	$327	$95	$1,941	$25,857	$52,648

	March 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$14,107	$328	$96	$885	$1,808	$14,425	$31,649
Near Prime- FICO score 620-679	1,633	—	—	1,202	942	8,684	12,461
Sub-Prime- FICO score less than 620	—	—	—	18	49	723	790
No FICO score	447	—	—	—	—	309	756
	$16,187	$328	$96	$2,105	$2,799	$24,141	$45,656
As of June 29, 2024, 49% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas. As of March 30, 2024, 46% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 10% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of June 29, 2024 or March 30, 2024.

7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	June 29, 2024	March 30, 2024
Loans receivable	$96,366	$91,938
Allowance for loan losses	(884)	(781)
Deferred financing fees, net	(138)	(116)
	95,344	91,041
Less current portion of commercial loans receivable (including from affiliates), net	(42,147)	(43,316)
	$53,197	$47,725

The commercial loans receivable balance had the following characteristics:

	June 29, 2024	March 30, 2024
Weighted average contractual interest rate	7.0%	7.4%
Weighted average months outstanding	12	12
Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of June 29, 2024 and March 30, 2024, there were no commercial loans considered nonperforming. The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	June 29, 2024
	2025	2024	2023	2022	2021	Total
Performing	$69,499	$19,089	$3,761	$1,925	$2,092	$96,366

	March 30, 2024
	2024	2023	2022	2021	2020	Total
Performing	$57,691	$25,066	$4,823	$2,144	$2,214	$91,938
As of June 29, 2024 and March 30, 2024, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of June 29, 2024, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 19% and California of 14%. As of March 30, 2024, 18% of our outstanding principal balance of the commercial loans receivable balance was in New York. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of June 29, 2024 or March 30, 2024.
As of June 29, 2024 and March 30, 2024, one independent third-party and its affiliates comprised 11% and 13%, respectively, of the net commercial loans receivable principal balance outstanding, all of which are secured.

8. Leases
We lease certain production and retail locations, office space and equipment. The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of June 29, 2024 and March 30, 2024 (in thousands):

	Classification	June 29, 2024	March 30, 2024
ROU assets
Operating lease assets	Operating lease right-of-use ("ROU") assets	$37,712	$39,027
Finance lease assets	Property, plant and equipment, net (1)	5,869	5,913
Total lease assets		$43,581	$44,940

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,466	$5,303
Finance lease liabilities	Accrued expenses and other current liabilities	81	80
Non-current:
Operating lease liabilities	Operating lease liabilities	33,873	35,148
Finance lease liabilities	Other liabilities	6,066	6,086
Total lease liabilities		$45,486	$46,617
(1) Recorded net of accumulated amortization of $0.5 million and $0.4 million as of June 29, 2024 and March 30, 2024, respectively.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 29, 2024	March 30, 2024
Salaries, wages and benefits	$40,823	$38,125
Customer deposits	44,994	40,856
Unearned insurance premiums	35,914	33,449
Estimated warranties	31,815	31,718
Accrued volume rebates	24,671	21,167
Insurance loss reserves	18,927	10,540
Accrued self-insurance	14,692	14,124
Other	52,738	49,757
	$264,574	$239,736

10. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
Balance at beginning of period	$31,718	$31,368
Charged to costs and expenses	12,091	13,409
Payments and deductions	(11,994)	(12,376)
Balance at end of period	$31,815	$32,401
11. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	June 29, 2024	March 30, 2024
Finance lease liabilities	$6,147	$6,166
Other secured financing	1,849	1,916
	7,996	8,082
Less current portion included in Accrued expenses and other current liabilities	(330)	(323)
	$7,666	$7,759
12. Debt
We are party to a Credit Agreement (the "Credit Agreement") that matures in November 2027 with Bank of America, N.A., providing for a $50 million revolving credit facility (the "Revolving Credit Facility"), which may be increased up to an aggregate amount of $100 million.
As of June 29, 2024 and March 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
13. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's ("Standard Casualty") premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	June 29, 2024		July 1, 2023
	Written	Earned	Written	Earned
Direct premiums	$13,503	$12,302	$10,379	$8,676
Assumed premiums—nonaffiliated	11,735	9,504	9,800	8,570
Ceded premiums—nonaffiliated	(8,185)	(8,185)	(6,127)	(6,127)
	$17,053	$13,621	$14,052	$11,119

Typical insurance policies written or assumed have a maximum coverage of $0.4 million per claim, of which we cede $0.2 million of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $0.2 million per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $110 million in the aggregate for that occurrence.
The following details the activity in the incurred but not reported ("IBNR") reserve for the three months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
Balance at beginning of period	$10,540	$10,939
Net incurred losses during the period	17,963	11,077
Net claim payments during the period	(9,576)	(9,015)
Balance at end of period	$18,927	$13,001
14. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $121 million at June 29, 2024 and March 30, 2024, without reduction for the estimated resale value of the homes. During the first quarter of fiscal 2025 we did not receive any demand notices. In all cases, the estimated fair value exceeded the repurchase price so no loss reserve was deemed necessary. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.0 million at June 29, 2024 and $2.9 million at March 30, 2024.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 29, 2024	March 30, 2024
Construction loan contract amount	$3,252	$1,960
Cumulative advances	(1,615)	(722)
	$1,637	$1,238
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.6 million as of June 29, 2024 and March 30, 2024, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the three months ended June 29, 2024 or July 1, 2023.
Interest Rate Lock Commitments ("IRLCs"). As of June 29, 2024 and July 1, 2023, we had outstanding IRLCs with a notional amount of $24.5 million and $31.1 million, respectively. For the three months ended June 29, 2024 and July 1, 2023, we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. As of June 29, 2024 and July 1, 2023, we had $4.7 million and $1.1 million in outstanding forward sales commitments ("Commitments"), respectively. During the three months ended June 29, 2024, we recognized insignificant non-cash losses. During the three months ended July 1, 2023, we recognized an insignificant non-cash gain.

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
15. Stockholders' Equity and Redeemable Noncontrolling Interest
The following tables represent changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the three months ended June 29, 2024 and July 1, 2023, respectively (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411
Net income	—	—	—	—	34,429	—	34,429
Other comprehensive income, net	—	—	—	—	—	58	58
Net issuance of common stock under stock incentive plans	11,104	—	—	(2,348)	—	—	(2,348)
Stock-based compensation	—	—	—	2,194	—	—	2,194
Common stock repurchases			(29,204)				(29,204)
Balance, June 29, 2024	9,401,057	$94	$(303,897)	$281,062	$1,061,556	$(275)	$1,038,540

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	46,357	—	46,357	54
Other comprehensive loss, net	—	—	—	—	—	(42)	(42)	—
Net issuance of common stock under stock incentive plans	10,095	—	—	(1,213)	—	—	(1,213)	—
Stock-based compensation	—	—	—	1,438	—	—	1,438	—
Distributions	—	—	—	—	—	—	—	(120)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Balance, July 1, 2023	9,347,220	$93	$(164,452)	$272,175	$915,667	$(657)	$1,022,826	$1,120

16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	June 29, 2024	July 1, 2023
Net income attributable to Cavco common stockholders	$34,429	$46,357
Weighted average shares outstanding
Basic	8,286,476	8,670,434
Effect of dilutive securities	85,778	87,646
Diluted	8,372,254	8,758,080
Net income per share attributable to Cavco common stockholders
Basic	$4.15	$5.35
Diluted	$4.11	$5.29

Anti-dilutive common stock equivalents excluded	257	39
17. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	June 29, 2024		March 30, 2024
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$20,025	$20,025	$18,669	$18,669
Marketable equity securities	10,628	10,628	11,961	11,961
Non-marketable equity investments	4,934	4,934	4,956	4,956
Consumer loans receivable	51,038	55,262	44,067	49,105
Commercial loans receivable	95,344	80,631	91,041	80,764
Other secured financing	(1,849)	(1,779)	(1,916)	(1,841)
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

	June 29, 2024	March 30, 2024
Number of loans serviced with MSRs	3,782	3,842
Weighted average servicing fee (basis points)	34.78	34.79
Capitalized servicing multiple	193.0%	188.59%
Capitalized servicing rate (basis points)	67.13	65.61
Serviced portfolio with MSRs (in thousands)	$473,607	$482,898
MSRs (in thousands)	$3,179	$3,168

18. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
Net revenue:
Factory-built housing	$458,048	$457,109
Financial services	19,551	18,766
	$477,599	$475,875

Income before income taxes:
Factory-built housing	$49,100	$61,825
Financial services	(5,239)	(1,148)
	$43,861	$60,677

	June 29, 2024	March 30, 2024
Total assets:
Factory-built housing	$1,160,480	$1,141,237
Financial services	220,202	212,923
	$1,380,682	$1,354,160

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
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Risk Factors in Part I, Item 1A of our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Form 10-K").
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
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through May 2024 were 42,650, an increase of 19.4% compared to 35,714 shipments in the same calendar period last year. Higher interest rates and continued inflationary pressures have tempered industry demand. However, the manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
Our backlog at June 29, 2024 was $232 million compared to $191 million at March 30, 2024, an increase of $41 million and up $55 million compared to $177 million at July 1, 2023.
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
Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	June 29, 2024	July 1, 2023	Change
Factory-built housing	$458,048	$457,109	$939	0.2%
Financial services	19,551	18,766	785	4.2%
	$477,599	$475,875	$1,724	0.4%
Factory-built homes sold
by Company-owned retail sales centers	1,013	959	54	5.6%
to independent retailers, builders, communities and developers	3,708	3,623	85	2.3%
	4,721	4,582	139	3.0%
Net factory-built housing revenue per home sold	$97,024	$99,762	$(2,738)	(2.7)%

Factory-built housing Net revenue increased for the three months ended June 29, 2024 due to higher home sales volume, partially offset by lower home selling prices. The decrease in lower selling prices was attributed to both our wholesale and retail channels, but whereas wholesale was small and generally showed relative stability. The other component of lower product pricing is related to the product mix, where we saw a significant shift toward single section homes.

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
For the three months ended June 29, 2024, Financial services Net revenue increased primarily due to more insurance policies in force, partially offset by reduced revenue from loan sales.
Gross Profit

	Three Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	Change
Factory-built housing	$103,510	$113,368	$(9,858)	(8.7)%
Financial services	(108)	4,511	(4,619)	(102.4)%
	$103,402	$117,879	$(14,477)	(12.3)%

Gross profit as % of Net revenue
Consolidated	21.7%	24.8%	N/A	(3.1)%
Factory-built housing	22.6%	24.8%	N/A	(2.2)%
Financial services	(0.6)%	24.0%	N/A	(24.6)%

Factory-built housing Gross profit in dollars and as a percentage decreased primarily due to lower average selling price, partially offset by lower input costs.
Financial services Gross profit in dollars and as a percentage for the three months decreased due to higher insurance claims from extreme weather related events in Texas and New Mexico.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	Change
Factory-built housing	$59,720	$56,021	$3,699	6.6%
Financial services	5,131	5,659	(528)	(9.3)%
	$64,851	$61,680	$3,171	5.1%
Selling, general and administrative expenses as % of Net revenue	13.6%	13.0%	N/A	0.6%
Factory-built housing Selling, general and administrative expenses increased primarily as a result of increases in compensation including acquired retail locations, partially offset by reduced incentive compensation from lower earnings.
Financial services Selling, general and administrative expenses decreased for the three months primarily due to lower compensation cost.

Other Components of Net Income

	Three Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	Change
Interest income	$5,511	$4,618	$893	19.3%
Interest expense	(90)	(266)	(176)	(66.2)%
Other (expense) income, net	(111)	126	N/M	N/M
Income tax expense	(9,432)	(14,266)	(4,834)	(33.9)%
Effective tax rate	21.5%	23.5%	N/A	(2.0)%
Interest income consists primarily of interest earned on cash balances held in money market accounts, and interest earned on commercial floorplan lending. Interest expense consists primarily of interest related to finance leases.
Other (expense) income, net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses from the sale of property, plant and equipment.
Income tax expense decreased for the three months primarily due to lower profit before tax and a lower effective tax rate due to an increase in energy star tax credits.
Liquidity and Capital Resources
We believe that cash and cash equivalents at June 29, 2024, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We believe we have sufficient liquid resources including our $50 million Revolving Credit Facility, which may be increased from time to time through an additional $50 million of term loan tranches and no amounts were outstanding at June 29, 2024. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for the three months ended June 29, 2024 and July 1, 2023, respectively:

	Three Months Ended
(in thousands)	June 29, 2024	July 1, 2023	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$368,753	$283,490	$85,263
Net cash provided by operating activities	47,393	82,293	(34,900)
Net cash (used in) provided by investing activities	(5,349)	2,086	(7,435)
Net cash used in financing activities	(31,863)	(1,490)	(30,373)
Cash, cash equivalents and restricted cash at end of the period	$378,937	$366,379	$12,558
Net cash provided by operating activities decreased primarily from lower Net income and lower principal payments received on commercial loans, partially offset by fewer consumer loans being generated in the period.
Consumer loan originations decreased $15.9 million to $20.8 million for the three months ended June 29, 2024 from $36.7 million for the three months ended July 1, 2023, and proceeds from sales of consumer loans decreased $40.8 million to $1.6 million for the three months ended June 29, 2024 from $42.4 million for the three months ended July 1, 2023.
Commercial loan originations decreased $1.9 million to $26.8 million for the three months ended June 29, 2024 from $28.7 million for the three months ended July 1, 2023. Proceeds from the collection on commercial loans provided $22.4 million this year, compared to $25.2 million in the prior year, a net increase of $2.8 million.
Net cash for investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment; purchases of property, plant and equipment; and funding strategic growth acquisitions in our Factory-built Housing segment. Cash provided in the prior year period reflects the proceeds from the sale of property, plant and equipment and cash used in the current year was primarily used for acquisitions of property, plant and equipment.
Net cash used in financing activities in the three months ended June 29, 2024 was primarily for the repurchase of common stock.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended June 29, 2024, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of June 29, 2024, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As announced on August 3, 2023, the Company's Board of Directors approved an additional $100 million stock repurchase program with the same terms and conditions as previous plans. Additionally, on February 1, 2024, the Company announced that the Company's Board of Directors approved another $100 million stock repurchase program with the same terms and conditions as the previous plan. The repurchase program is funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. There is no expiration date and the level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The following table sets forth repurchases of our common stock during the first quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in thousands)
March 31, 2024 to May 4, 2024	29,650	$369.18	29,650	$115,491
May 5, 2024 to June 1, 2024	24,450	360.69	24,450	106,673
June 2, 2024 to June 29, 2024	26,200	351.62	26,200	97,461
	80,300		80,300
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our Credit Agreement and liquidity or other requirements of state, corporate and other laws.

Item 5. Other Information
Amendment to Compensatory Arrangement of Principal Executive Officer
On July 29 and 30, 2024, at regularly scheduled meetings of the Board and Compensation Committee of the Board, the Compensation Committee recommended and the Board approved a modification to the compensatory arrangement between the Company and Bill Boor, Chief Executive Officer. The Board approved (i) an increased annual base salary of $1,100,000, effective as of July 30, 2024, (ii) an increased annual target short-term incentive bonus equal to 135% of Mr. Boor's annual base salary, capped at 200% of target to be measured and paid in May 2025; and (iii) an increase in annual long-term incentive compensation consisting of equity grants totaling $4,500,000. The long-term incentive compensation component is based on 40% time-based restricted stock units ("RSUs") and 60% performance-based restricted stock units ("PRSUs"). For the current fiscal year, Mr. Boor received additional equity grants with grant dates of July 30, 2024, issued pursuant to the Company’s 2023 Omnibus Equity Incentive Plan, of (a) 900 RSUs, and (b) a target of 1300 PRSUs. The RSUs will vest over three (3) years, with one-third of the total number of shares vesting annually on each of the first, second, and third anniversary of the grant date. The PRSUs will vest at the end of the performance period ending in fiscal year 2027.
Rule 10b5-1 Trading Plans
No officers or directors adopted, modified, or terminated any 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K) during the three months ended June 29, 2024.
Item 6. Exhibits

Exhibit No.		Exhibit
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.
(2) Furnished herewith.

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	August 2, 2024
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	August 2, 2024
Allison K. Aden	(Principal Financial Officer)