Form 10-Q
period 2024-09-28
CAVCO INDUSTRIES INC.
filed 2024-11-01
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 24, 2024, 8,106,672 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 28, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 28, 2024	March 30, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$364,113	$352,687
Restricted cash, current	21,519	15,481
Accounts receivable, net	94,296	77,123
Short-term investments	24,574	18,270
Current portion of consumer loans receivable, net	30,899	20,713
Current portion of commercial loans receivable, net	36,887	40,787
Current portion of commercial loans receivable from affiliates, net	2,894	2,529
Inventories	244,025	241,339
Prepaid expenses and other current assets	82,758	82,870
Total current assets	901,965	851,799
Restricted cash	585	585
Investments	12,845	17,316
Consumer loans receivable, net	20,770	23,354
Commercial loans receivable, net	47,192	45,660
Commercial loans receivable from affiliates, net	3,933	2,065
Property, plant and equipment, net	225,121	224,199
Goodwill	121,969	121,934
Other intangibles, net	27,445	28,221
Operating lease right-of-use assets	36,378	39,027
Total assets	$1,398,203	$1,354,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,252	$33,531
Accrued expenses and other current liabilities	272,228	239,736
Total current liabilities	311,480	273,267
Operating lease liabilities	32,485	35,148
Other liabilities	7,529	7,759
Deferred income taxes	4,732	4,575
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,417,332 and 9,389,953 shares, respectively; Outstanding 8,158,996 and 8,320,718 shares, respectively	94	94
Treasury stock, at cost; 1,258,336 and 1,069,235 shares, respectively	(348,406)	(274,693)
Additional paid-in capital	284,995	281,216
Retained earnings	1,105,371	1,027,127
Accumulated other comprehensive loss	(77)	(333)
Total stockholders' equity	1,041,977	1,033,411
Total liabilities and stockholders' equity	$1,398,203	$1,354,160
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenue	$507,461	$452,030	$985,060	$927,905
Cost of sales	391,339	345,073	765,536	703,069
Gross profit	116,122	106,957	219,524	224,836
Selling, general and administrative expenses	66,997	61,506	131,848	123,186
Income from operations	49,125	45,451	87,676	101,650
Interest income	5,692	5,812	11,203	10,430
Interest expense	(125)	(257)	(215)	(523)
Other income, net	258	655	147	781
Income before income taxes	54,950	51,661	98,811	112,338
Income tax expense	(11,135)	(10,088)	(20,567)	(24,354)
Net income	43,815	41,573	78,244	87,984
Less: net income attributable to redeemable noncontrolling interest	—	34	—	88
Net income attributable to Cavco common stockholders	$43,815	$41,539	$78,244	$87,896

Comprehensive income
Net income	$43,815	$41,573	$78,244	$87,984
Reclassification adjustment for securities sold	262	3	271	6
Applicable income tax (expense)	(55)	—	(57)	(1)
Net change in unrealized position of investments held	(11)	65	54	9
Applicable income tax (expense)	3	(14)	(11)	(2)
Comprehensive income	44,014	41,627	78,501	87,996
Less: comprehensive income attributable to redeemable noncontrolling interest	—	34	—	88
Comprehensive income attributable to Cavco common stockholders	$44,014	$41,593	$78,501	$87,908

Net income per share attributable to Cavco common stockholders
Basic	$5.33	$4.80	$9.48	$10.15
Diluted	$5.28	$4.76	$9.38	$10.05
Weighted average shares outstanding
Basic	8,226,298	8,656,537	8,256,664	8,663,430
Diluted	8,305,326	8,731,419	8,337,671	8,742,734

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES
Net income	$78,244	$87,984
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,520	9,234
Provision for credit losses	(260)	(204)
Deferred income taxes	88	(1,845)
Stock-based compensation expense	4,907	2,989
Non-cash interest income, net	(527)	(1,413)
Loss on sale or retirement of property, plant and equipment, net	26	40
Gain on investments and sale of loans, net	(1,694)	(4,278)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(17,261)	144
Consumer loans receivable originated	(39,914)	(56,158)
Proceeds from sales of consumer loans receivable	30,899	65,113
Principal payments received on consumer loans receivable	3,146	3,567
Inventories	(2,686)	19,683
Prepaid expenses and other current assets	1,017	17,823
Commercial loans receivable originated	(54,724)	(51,768)
Principal payments received on commercial loans receivable	55,147	59,378
Accounts payable, accrued expenses and other liabilities	36,146	9,911
Net cash provided by operating activities	102,074	160,200
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,854)	(8,470)
Payments for acquisitions, net	—	(1,298)
Proceeds from sale of property, plant and equipment	127	4,490
Purchases of investments	(12,433)	(6,499)
Proceeds from sale of investments	11,131	5,356
Net cash used in by investing activities	(11,029)	(6,421)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(2,921)	(1,643)
Proceeds from exercise of stock options	1,793	909
Payments on finance leases and other secured financings	(177)	(295)
Payments for common stock repurchases	(72,276)	(40,911)
Distributions to noncontrolling interest	—	(300)
Net cash used in financing activities	(73,581)	(42,240)
Net increase in cash, cash equivalents and restricted cash	17,464	111,539
Cash, cash equivalents and restricted cash at beginning of the fiscal year	368,753	283,490
Cash, cash equivalents and restricted cash at end of the period	$386,217	$395,029
Supplemental disclosures of cash flow information
Cash paid for income taxes	$18,825	$18,641
Cash paid for interest	$30	$368
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$496	$(3,250)
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

3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Factory-built housing
Home sales	$469,676	$410,040	$906,105	$849,784
Delivery, setup and other revenues	16,667	24,026	38,286	41,391
	486,343	434,066	944,391	891,175
Financial services
Insurance agency commissions received from third-party insurance companies	1,268	1,017	2,674	1,916
All other sources	19,850	16,947	37,995	34,814
	21,118	17,964	40,669	36,730
	$507,461	$452,030	$985,060	$927,905
4. Investments
Investments consisted of the following (in thousands):

	September 28, 2024	March 30, 2024
Available-for-sale debt securities	$20,482	$18,669
Marketable equity securities	11,827	11,961
Non-marketable equity investments	5,110	4,956
	37,419	35,586
Less short-term investments	(24,574)	(18,270)
	$12,845	$17,316
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type, are shown in the table below (in thousands):

	September 28, 2024		March 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$8,248	$8,246	$2,933	$2,865
State and political subdivision debt securities	3,575	3,558	5,041	4,930
Corporate debt securities	8,757	8,678	11,117	10,874
	$20,580	$20,482	$19,091	$18,669

The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	September 28, 2024
	Amortized Cost	Fair Value
Due in less than one year	$7,534	$7,475
Due after one year through five years	4,573	4,536
Due after five years through ten years	225	225
Mortgage-backed securities	8,248	8,246
	$20,580	$20,482
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Marketable equity securities
Net gain (loss) recognized during the period	$514	$(185)	$60	$275
Less: Net loss (gain) recognized on securities sold during the period	88	(110)	(464)	(130)
Unrealized gain (loss) recognized during the period on securities still held	$602	$(295)	$(404)	$145
5. Inventories
Inventories consisted of the following (in thousands):

	September 28, 2024	March 30, 2024
Raw materials	$76,120	$78,241
Work in process	31,247	27,977
Finished goods	136,658	135,121
	$244,025	$241,339

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	September 28, 2024	March 30, 2024
Loans held for investment, previously securitized	$15,162	$16,968
Loans held for investment	12,230	12,826
Loans held for sale	23,708	15,140
Construction advances	2,409	722
	53,509	45,656
Deferred financing fees and other, net	(834)	(523)
Allowance for loan losses	(1,006)	(1,066)
	51,669	44,067
Less current portion	(30,899)	(20,713)
	$20,770	$23,354
The consumer loans held for investment had the following characteristics:

	September 28, 2024	March 30, 2024
Weighted average contractual interest rate	8.1%	8.1%
Weighted average effective interest rate	7.8%	10.4%
Weighted average months to maturity	211	196
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	September 28, 2024	March 30, 2024
Current	$52,074	$43,810
31 to 60 days	261	1,063
61 to 90 days	119	131
91+ days	1,055	652
	$53,509	$45,656

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	September 28, 2024
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$12,692	$9,455	$325	$94	$874	$14,477	$37,917
Near Prime- FICO score 620-679	2,056	1,557	—	—	1,038	9,235	13,886
Sub-Prime- FICO score less than 620	26	—	—	—	17	718	761
No FICO score	211	444	—	—	—	290	945
	$14,985	$11,456	$325	$94	$1,929	$24,720	$53,509

	March 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$14,107	$328	$96	$885	$1,808	$14,425	$31,649
Near Prime- FICO score 620-679	1,633	—	—	1,202	942	8,684	12,461
Sub-Prime- FICO score less than 620	—	—	—	18	49	723	790
No FICO score	447	—	—	—	—	309	756
	$16,187	$328	$96	$2,105	$2,799	$24,141	$45,656
As of September 28, 2024, 53% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas. As of March 30, 2024, 46% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 10% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of September 28, 2024 or March 30, 2024.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	September 28, 2024	March 30, 2024
Loans receivable	$91,588	$91,938
Allowance for loan losses	(484)	(781)
Deferred financing fees, net	(198)	(116)
	90,906	91,041
Less current portion of commercial loans receivable (including from affiliates), net	(39,781)	(43,316)
	$51,125	$47,725
The commercial loans receivable balance had the following characteristics:

	September 28, 2024	March 30, 2024
Weighted average contractual interest rate	7.3%	7.4%
Weighted average months outstanding	10	12

Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of September 28, 2024 and March 30, 2024, there were no commercial loans considered nonperforming. The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	September 28, 2024
	2025	2024	2023	2022	2021	Total
Performing	$40,830	$34,916	$11,789	$1,886	$2,167	$91,588

	March 30, 2024
	2024	2023	2022	2021	2020	Total
Performing	$57,691	$25,066	$4,823	$2,144	$2,214	$91,938
As of September 28, 2024 and March 30, 2024, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of September 28, 2024, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 18% and California of 16%. As of March 30, 2024, 18% of our outstanding principal balance of the commercial loans receivable balance was in New York. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of September 28, 2024 or March 30, 2024.
As of September 28, 2024 and March 30, 2024, one independent third-party and its affiliates comprised 12% and 13%, respectively, of the net commercial loans receivable principal balance outstanding, all of which are secured.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 28, 2024	March 30, 2024
Customer deposits	$46,712	$40,856
Salaries, wages and benefits	43,673	38,125
Unearned insurance premiums	35,490	33,449
Estimated warranties	33,081	31,718
Accrued volume rebates	29,208	21,167
Insurance loss reserves	14,620	10,540
Accrued insurance	14,194	14,124
Other	55,250	49,757
	$272,228	$239,736

9. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at beginning of period	$31,815	$32,401	$31,718	$31,368
Charged to costs and expenses	13,990	12,206	26,081	25,615
Payments and deductions	(12,724)	(11,592)	(24,718)	(23,968)
Balance at end of period	$33,081	$33,015	$33,081	$33,015
10. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	September 28, 2024	March 30, 2024
Finance lease liabilities	$6,127	$6,166
Other secured financing	1,726	1,916
	7,853	8,082
Less current portion included in Accrued expenses and other current liabilities	(324)	(323)
	$7,529	$7,759
11. Debt
As of September 28, 2024, we are party to a Credit Agreement (the "Credit Agreement") that matures in November 2027 with Bank of America, N.A., providing for a $50 million revolving credit facility (the "Revolving Credit Facility") which may be increased up to an aggregate amount of $100 million.
As of September 28, 2024 and March 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
12. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's ("Standard Casualty") premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Written	Earned	Written	Earned
Direct premiums	$9,380	$12,177	$10,067	$9,371
Assumed premiums—nonaffiliated	11,303	10,095	9,505	8,851
Ceded premiums—nonaffiliated	(8,880)	(8,880)	(6,438)	(6,438)
	$11,803	$13,392	$13,134	$11,784

	Six Months Ended
	September 28, 2024		September 30, 2023
	Written	Earned	Written	Earned
Direct premiums	$22,883	$24,479	$20,446	$18,047
Assumed premiums—nonaffiliated	23,038	19,599	19,305	17,421
Ceded premiums—nonaffiliated	(17,065)	(17,065)	(12,565)	(12,565)
	$28,856	$27,013	$27,186	$22,903
Typical insurance policies written or assumed have a maximum coverage of $0.4 million per claim, of which we cede $0.15 million of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $0.25 million per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $110 million in the aggregate for that occurrence.
The following details the activity in the incurred but not reported ("IBNR") reserve for the three and six months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at beginning of period	$18,927	$13,001	$10,540	$10,939
Net incurred losses during the period	14,128	8,586	32,091	19,663
Net claim payments during the period	(18,435)	(12,433)	(28,011)	(21,448)
Balance at end of period	$14,620	$9,154	$14,620	$9,154
13. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $126 million and $121 million at September 28, 2024 and March 30, 2024, respectively, without reduction for the estimated resale value of the homes. During the three and six months ended September 28, 2024 we did not receive any demand notices. In all cases, the estimated fair value exceeded the repurchase price so no loss reserve was deemed necessary. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.1 million at September 28, 2024 and $2.9 million at March 30, 2024.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 28, 2024	March 30, 2024
Construction loan contract amount	$7,787	$1,960
Cumulative advances	(2,409)	(722)
	$5,378	$1,238
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.6 million as of both September 28, 2024 and March 30, 2024, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the six months ended September 28, 2024 or September 30, 2023.
Interest Rate Lock Commitments ("IRLCs"). As of September 28, 2024 and March 30, 2024, we had outstanding IRLCs with a notional amount of $14.7 million and $39.0 million, respectively. For the three and six months ended September 28, 2024, we recognized insignificant non-cash gains on outstanding IRLCs. For the three and six months ended September 30, 2023, we recognized insignificant non-cash losses on outstanding IRLCs.
Forward Sales Commitments. As of September 28, 2024 and March 30, 2024, we had $7.1 million and $2.8 million in outstanding forward sales commitments for sales of mortgage backed securities and whole loan commitments (collectively, the "Commitments"), respectively. During the three and six months ended September 28, 2024, we recognized insignificant non-cash losses. During the three months ended September 30, 2023, we recognized insignificant non-cash gains.
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

14. Stockholders' Equity and Redeemable Noncontrolling Interest
The following tables represent changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the six months ended September 28, 2024 and September 30, 2023, respectively (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411
Net income	—	—	—	—	34,429	—	34,429
Other comprehensive income, net	—	—	—	—	—	58	58
Net issuance of common stock under stock incentive plans	11,104	—	—	(2,348)	—	—	(2,348)
Stock-based compensation	—	—	—	2,194	—	—	2,194
Common stock repurchases			(29,204)				(29,204)
Balance, June 29, 2024	9,401,057	$94	$(303,897)	$281,062	$1,061,556	$(275)	$1,038,540
Net income	—	—	—	—	43,815	—	43,815
Other comprehensive income, net	—	—	—	—	—	198	198
Net issuance of common stock under stock incentive plans	16,275		—	1,220	—	—	1,220
Stock-based compensation	—	—	—	2,713	—	—	2,713
Common stock repurchases	—	—	(44,509)	—	—	—	(44,509)
Balance, September 28, 2024	9,417,332	$94	$(348,406)	$284,995	$1,105,371	$(77)	$1,041,977

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	46,357	—	46,357	54
Other comprehensive loss, net	—	—	—	—	—	(42)	(42)	—
Net issuance of common stock under stock incentive plans	10,095	—	—	(1,213)	—	—	(1,213)	—
Stock-based compensation	—	—	—	1,438	—	—	1,438	—
Distributions	—	—	—	—	—	—	—	(120)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Balance, July 1, 2023	9,347,220	$93	$(164,452)	$272,175	$915,667	$(657)	$1,022,826	$1,120
Net income	—	—	—	—	41,539	—	41,539	34
Other comprehensive income, net	—	—	—	—	—	54	54	—
Net issuance of common stock under stock incentive plans	9,201	1	—	478	—	—	479	—
Stock-based compensation	—	—	—	1,551	—	—	1,551	—
Common stock repurchases	—	—	(47,194)	—	—	—	(47,194)	—
Distributions	—	—	—	—	—	—	—	(180)
Conversion to mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(974)
Balance, September 30, 2023	9,356,421	$94	$(211,646)	$274,204	$957,206	$(603)	$1,019,255	$—

15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income attributable to Cavco common stockholders	$43,815	$41,539	$78,244	$87,896
Weighted average shares outstanding
Basic	8,226,298	8,656,537	8,256,664	8,663,430
Effect of dilutive securities	79,028	74,882	81,007	79,304
Diluted	8,305,326	8,731,419	8,337,671	8,742,734
Net income per share attributable to Cavco common stockholders
Basic	$5.33	$4.80	$9.48	$10.15
Diluted	$5.28	$4.76	$9.38	$10.05

Anti-dilutive common stock equivalents excluded	257	335	428	320
16. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	September 28, 2024		March 30, 2024
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$20,482	$20,482	$18,669	$18,669
Marketable equity securities	11,827	11,827	11,961	11,961
Non-marketable equity investments	5,110	5,110	4,956	4,956
Consumer loans receivable	51,669	55,914	44,067	49,105
Commercial loans receivable	90,906	81,030	91,041	80,764
Other secured financing	(1,726)	(1,721)	(1,916)	(1,841)
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

	September 28, 2024	March 30, 2024
Number of loans serviced with MSRs	3,734	3,842
Weighted average servicing fee (basis points)	34.80	34.79
Capitalized servicing multiple	179.9%	188.59%
Capitalized servicing rate (basis points)	62.60	65.61
Serviced portfolio with MSRs (in thousands)	$465,622	$482,898
MSRs (in thousands)	$2,915	$3,168

17. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenue:
Factory-built housing	$486,343	$434,066	$944,391	$891,175
Financial services	21,118	17,964	40,669	36,730
	$507,461	$452,030	$985,060	$927,905

Income (loss) before income taxes:
Factory-built housing	$55,905	$50,226	$105,005	$112,051
Financial services	(955)	1,435	(6,194)	287
	$54,950	$51,661	$98,811	$112,338

	September 28, 2024	March 30, 2024
Total assets:
Factory-built housing	$1,169,496	$1,141,237
Financial services	228,707	212,923
	$1,398,203	$1,354,160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (the "Report") include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements include, for example, discussions regarding the manufactured housing and site-built housing industries; discussions regarding our efforts and the efforts of other industry participants to develop the home-only loan secondary market; our financial performance and operating results; our strategy; our liquidity and financial resources; our outlook with respect to Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions, including concerns of a possible recession, and consumer confidence; trends in interest rates and inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; that we may seek alternative sources of financing in the future; operational and legal risks; how we may be affected by any pandemic or outbreak; geopolitical conditions; the cost and availability of labor and raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
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
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through August 2024 were 68,550, an increase of 16.8% compared to 58,698 shipments in the same calendar period last year. Higher interest rates and continued inflationary pressures have tempered industry demand. However, the manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
Our backlog at September 28, 2024 was $276 million compared to $232 million at June 29, 2024, an increase of $44 million and up $106 million compared to $170 million at September 30, 2023.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	September 28, 2024	September 30, 2023	Change
Factory-built housing	$486,343	$434,066	$52,277	12.0%
Financial services	21,118	17,964	3,154	17.6%
	$507,461	$452,030	$55,431	12.3%
Factory-built homes sold
by Company-owned retail sales centers	1,032	1,014	18	1.8%
to independent retailers, builders, communities and developers	3,881	3,234	647	20.0%
	4,913	4,248	665	15.7%
Net factory-built housing revenue per home sold	$98,991	$102,181	$(3,190)	(3.1)%

	Six Months Ended
($ in thousands, except revenue per home sold)	September 28, 2024	September 30, 2023	Change
Factory-built housing	$944,391	$891,175	$53,216	6.0%
Financial services	40,669	36,730	3,939	10.7%
	$985,060	$927,905	$57,155	6.2%
Factory-built homes sold
by Company-owned retail sales centers	2,045	1,973	72	3.6%
to independent retailers, builders, communities and developers	7,589	6,857	732	10.7%
	9,634	8,830	804	9.1%
Net factory-built housing revenue per home sold	$98,027	$100,926	$(2,899)	(2.9)%

Factory-built housing Net revenue increased for the three and six months ended September 28, 2024 due to higher home sales volume, partially offset by a decrease in revenue per home sold. The decrease in revenue per home sold was attributed to a lower proportion of homes sold through our Company-owned stores and, to a lesser extent, product pricing decreases.
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
For the three and six months ended September 28, 2024, Financial services Net revenue increased primarily due to higher insurance premiums.

Gross Profit

	Three Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Change
Factory-built housing	$111,520	$100,507	$11,013	11.0%
Financial services	4,602	6,450	(1,848)	(28.7)%
	$116,122	$106,957	$9,165	8.6%

Gross profit as % of Net revenue
Consolidated	22.9%	23.7%	N/A	(0.8)%
Factory-built housing	22.9%	23.2%	N/A	(0.3)%
Financial services	21.8%	35.9%	N/A	(14.1)%

	Six Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Change
Factory-built housing	$215,030	$213,875	$1,155	0.5%
Financial services	4,494	10,961	(6,467)	(59.0)%
	$219,524	$224,836	$(5,312)	(2.4)%

Gross profit as % of Net revenue
Consolidated	22.3%	24.2%	N/A	(1.9)%
Factory-built housing	22.8%	24.0%	N/A	(1.2)%
Financial services	11.1%	29.8%	N/A	(18.7)%

Factory-built housing Gross profit as a percentage of Net revenue for the three and six months ended September 28, 2024 decreased primarily due to lower average selling price, partially offset by lower input costs per unit. Factory-built housing Gross profit housing in dollars for the three and six months ended September 28, 2024 increased due to higher home sales volume, partially offset by lower average selling price.
Financial services Gross profit in dollars and as a percentage of Net revenue for the three and six months ended September 28, 2024 was negatively impacted by high insurance claims from Hurricane Beryl in July 2024 and multiple weather events in Texas, as well as the wildfires in New Mexico in the first quarter of this fiscal year.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Change
Factory-built housing	$61,440	$56,455	$4,985	8.8%
Financial services	5,557	5,051	506	10.0%
	$66,997	$61,506	$5,491	8.9%
Selling, general and administrative expenses as % of Net revenue	13.2%	13.6%	N/A	(0.4)%

	Six Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Change
Factory-built housing	$121,160	$112,476	$8,684	7.7%
Financial services	10,688	10,710	(22)	(0.2)%
	$131,848	$123,186	$8,662	7.0%
Selling, general and administrative expenses as % of Net revenue	13.4%	13.3%	N/A	0.1%

Selling, general and administrative expenses increased for the three and six months ended September 28, 2024 as a result of increases in variable compensation driven by higher incentive compensation in the second quarter and as a result of increases in compensation related to acquired retail locations for both periods.

Other Components of Net Income

	Three Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Change
Interest income	$5,692	$5,812	$(120)	(2.1)%
Interest expense	(125)	(257)	(132)	(51.4)%
Other income, net	258	655	397	(60.6)%
Income tax expense	(11,135)	(10,088)	1,047	10.4%
Effective tax rate	20.3%	19.5%	N/A	0.8%

	Six Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Change
Interest income	$11,203	$10,430	$773	7.4%
Interest expense	(215)	(523)	(308)	(58.9)%
Other income, net	147	781	634	(81.2)%
Income tax expense	(20,567)	(24,354)	(3,787)	(15.5)%
Effective tax rate	20.8%	21.7%	N/A	(0.9)%
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

Income tax expense increased for the three months ended September 28, 2024 compared to the prior year period primarily due to higher profit before income taxes, partially offset by a lower effective tax rate due to an increase in energy star tax credits. Income tax expense for the six months ended September 28, 2024 compared to the prior year period decreased due to lower profit and a lower effective tax rate due to an increase in energy star tax credits.
Liquidity and Capital Resources
We believe that cash and cash equivalents at September 28, 2024, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We believe we have sufficient liquid resources including our $50 million Revolving Credit Facility which may be increased from time to time through an additional Incremental Term Facility up to an aggregate amount of $100 million and no amounts are outstanding. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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
The following is a summary of the Company's cash flows for the six months ended September 28, 2024 and September 30, 2023, respectively:

	Six Months Ended
(in thousands)	September 28, 2024	September 30, 2023	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$368,753	$283,490	$85,263
Net cash provided by operating activities	102,074	160,200	(58,126)
Net cash used in by investing activities	(11,029)	(6,421)	(4,608)
Net cash used in financing activities	(73,581)	(42,240)	(31,341)
Cash, cash equivalents and restricted cash at end of the period	$386,217	$395,029	$(8,812)
Net cash provided by operating activities decreased primarily from increases in working capital, primarily $20.5 million in Inventory and $17.4 million from Accounts receivable, and the spread between Consumer loans originated versus sold and Commercial loans originated versus principal payments received on commercial loans. This was partially offset by changes in Accounts payable and accrued expenses due primarily to increased customer deposits and volume rebates due to customers.
Consumer loan originations decreased $16.3 million to $39.9 million for the six months ended September 28, 2024 from $56.2 million for the six months ended September 30, 2023, and proceeds from sales of consumer loans decreased $34.2 million to $30.9 million for the six months ended September 28, 2024 from $65.1 million for the six months ended September 30, 2023.
Commercial loan originations increased $2.9 million to $54.7 million for the six months ended September 28, 2024 from $51.8 million for the six months ended September 30, 2023. Proceeds from the collection on commercial loans provided $55.1 million this year, compared to $59.4 million in the prior year, a net decrease of $4.3 million.

Net cash for investing activities consists of buying and selling debt and marketable equity securities in our Financial Services segment; purchases of property, plant and equipment; and funding strategic growth acquisitions in our Factory-built Housing segment. The change in cash used in the current period is primarily due to the prior year period including proceeds from the sale of property, plant and equipment that did not repeat in the current year.
The change in Net cash used in financing activities in the six months ended September 28, 2024 was primarily due to the repurchase of the more shares of common stock and at a higher average daily stock price.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended September 28, 2024, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of September 28, 2024, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 13, Commitments and Contingencies to the unaudited Consolidated Financial Statements, which is incorporated herein by reference.
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
On October 31, 2024, the Company announced that the Company's Board of Directors approved a new $100 million stock repurchase program with the same terms and conditions as the previous plan. The following table sets forth repurchases of our common stock during the second quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 30, 2024 to August 3, 2024	—	$—	—	$—
August 4, 2024 to August 31, 2024	53,895	393.69	53,895	76,244
September 1, 2024 to September 28, 2024	54,906	416.95	54,906	53,351
	108,801		108,801
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our Credit Agreement and liquidity or other requirements of state, corporate and other laws.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 9, 2024, Julia Sze, an independent director, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "Sze 10b5-1 Plan"). This plan was adopted in order to sell-to-cover a number of shares of our Common Stock to satisfy tax withholding obligations in connection with the vesting of Ms. Sze's restricted stock units on July 30, 2024. The Sze 10b5-1 Plan provides for a first possible trade date of November 8, 2024, and terminates automatically on December 10, 2024. The aggregate number of shares to be sold pursuant to the plan is 250 shares of our Common Stock.
On September 13, 2024, Susan Blount, an independent director, also adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1 (the "Blount 10b5-1 Plan"). This plan provides for a first possible trade date of December 13, 2024, and terminates automatically on January 30, 2025. The aggregate number of shares to be sold pursuant to the Blount 10b5-1 Plan is 1,500 shares of Common Stock.

During the three months ended September 28, 2024, no director or officer of the Company, other than Ms. Sze and Ms. Blount, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit No.		Exhibit
10.1*	(1)	Offer Letter, dated as of July 30, 2024, between the Company and Regan Fackrell
31.1	(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32	(2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.
(2) Furnished herewith.

*Management contract or compensatory plan or arrangement

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	November 1, 2024
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	November 1, 2024
Allison K. Aden	(Principal Financial Officer)