Form 10-Q
period 2024-12-28
CAVCO INDUSTRIES INC.
filed 2025-01-31
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 23, 2025, 8,013,148 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 28, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 28, 2024	March 30, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$362,863	$352,687
Restricted cash, current	15,178	15,481
Accounts receivable, net	91,840	77,123
Short-term investments	16,062	18,270
Current portion of consumer loans receivable, net	33,242	20,713
Current portion of commercial loans receivable, net	34,892	40,787
Current portion of commercial loans receivable from affiliates, net	1,358	2,529
Inventories	243,299	241,339
Prepaid expenses and other current assets	79,253	82,870
Total current assets	877,987	851,799
Restricted cash	585	585
Investments	18,287	17,316
Consumer loans receivable, net	20,394	23,354
Commercial loans receivable, net	51,305	45,660
Commercial loans receivable from affiliates, net	6,798	2,065
Property, plant and equipment, net	226,126	224,199
Goodwill	121,969	121,934
Other intangibles, net	27,068	28,221
Operating lease right-of-use assets	35,248	39,027
Total assets	$1,385,767	$1,354,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,088	$33,531
Accrued expenses and other current liabilities	259,134	239,736
Total current liabilities	285,222	273,267
Operating lease liabilities	31,472	35,148
Other liabilities	7,206	7,759
Deferred income taxes	4,642	4,575
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,422,969 and 9,389,953 shares, respectively; Outstanding 8,066,549 and 8,320,718 shares, respectively	94	94
Treasury stock, at cost; 1,356,420 and 1,069,235 shares, respectively	(391,128)	(274,693)
Additional paid-in capital	286,573	281,216
Retained earnings	1,161,833	1,027,127
Accumulated other comprehensive loss	(147)	(333)
Total stockholders' equity	1,057,225	1,033,411
Total liabilities and stockholders' equity	$1,385,767	$1,354,160
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net revenue	$522,040	$446,769	$1,507,100	$1,374,674
Cost of sales	392,090	343,718	1,157,626	1,046,787
Gross profit	129,950	103,051	349,474	327,887
Selling, general and administrative expenses	65,980	63,312	197,828	186,498
Income from operations	63,970	39,739	151,646	141,389
Interest income	5,353	5,234	16,556	15,664
Interest expense	(155)	(842)	(370)	(1,365)
Other income (expense), net	168	(224)	315	557
Income before income taxes	69,336	43,907	168,147	156,245
Income tax expense	(12,874)	(7,920)	(33,441)	(32,274)
Net income	56,462	35,987	134,706	123,971
Less: net income attributable to redeemable noncontrolling interest	—	—	—	88
Net income attributable to Cavco common stockholders	$56,462	$35,987	$134,706	$123,883

Comprehensive income
Net income	$56,462	$35,987	$134,706	$123,971
Reclassification adjustment for securities sold	(97)	293	174	299
Applicable income tax benefit (expense)	20	(62)	(37)	(63)
Net change in unrealized position of investments held	8	13	62	22
Applicable income tax benefit (expense)	(2)	(3)	(13)	(5)
Comprehensive income	56,391	36,228	134,892	124,224
Less: comprehensive income attributable to redeemable noncontrolling interest	—	—	—	88
Comprehensive income attributable to Cavco common stockholders	$56,391	$36,228	$134,892	$124,136

Net income per share attributable to Cavco common stockholders
Basic	$6.97	$4.31	$16.42	$14.47
Diluted	$6.90	$4.27	$16.25	$14.34
Weighted average shares outstanding
Basic	8,096,538	8,358,389	8,203,448	8,561,209
Diluted	8,186,814	8,432,471	8,291,647	8,640,288

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES
Net income	$134,706	$123,971
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,304	13,854
Provision for credit losses	(874)	(121)
Deferred income taxes	17	(1,861)
Stock-based compensation expense	6,653	4,698
Non-cash interest income, net	(787)	(1,230)
(Gain) loss on sale or retirement of property, plant and equipment, net	(19)	186
Gain on investments and sale of loans, net	(1,901)	(5,958)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(14,762)	18,161
Consumer loans receivable originated	(54,155)	(74,306)
Proceeds from sales of consumer loans receivable	4,408	81,752
Principal payments received on consumer loans receivable	42,618	5,480
Inventories	(1,960)	51,182
Prepaid expenses and other current assets	4,997	9,909
Commercial loans receivable originated	(87,543)	(83,509)
Principal payments received on commercial loans receivable	85,008	87,591
Accounts payable, accrued expenses and other liabilities	9,141	(23,695)
Net cash provided by operating activities	139,851	206,104
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,288)	(13,237)
Payments for acquisitions, net	—	(19,702)
Proceeds from sale of property, plant and equipment	194	4,514
Purchases of investments	(21,588)	(7,408)
Proceeds from sale of investments	22,706	9,290
Net cash used in investing activities	(13,976)	(26,543)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(3,425)	(1,898)
Proceeds from exercise of stock options	2,130	3,098
Payments on finance leases and other secured financings	(261)	(442)
Payments for common stock repurchases	(114,446)	(96,781)
Distributions to noncontrolling interest	—	(420)
Net cash used in financing activities	(116,002)	(96,443)
Net increase in cash, cash equivalents and restricted cash	9,873	83,118
Cash, cash equivalents and restricted cash at beginning of the fiscal year	368,753	283,490
Cash, cash equivalents and restricted cash at end of the period	$378,626	$366,608
Supplemental disclosures of cash flow information
Cash paid for income taxes	$34,173	$28,776
Cash paid for interest	$30	$612
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$730	$(3,812)
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the Consolidated Financial Statements. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest March 31st. The current fiscal year will end on March 29, 2025 and will include 52 weeks.
For a description of significant accounting policies used in the preparation of our Consolidated Financial Statements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Form 10-K.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the identification and disclosure of the Company’s Chief Operating Decision Maker ("CODM"), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its Consolidated Financial Statements.
3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Factory-built housing
Home sales	$471,998	$400,633	$1,378,103	$1,250,417
Delivery, setup and other revenues	28,862	26,306	67,148	67,697
	500,860	426,939	1,445,251	1,318,114
Financial services
Insurance agency commissions received from third-party insurance companies	1,246	1,229	3,920	3,145
All other sources	19,934	18,601	57,929	53,415
	21,180	19,830	61,849	56,560
	$522,040	$446,769	$1,507,100	$1,374,674
4. Investments
Investments consisted of the following (in thousands):

	December 28, 2024	March 30, 2024
Available-for-sale debt securities	$21,783	$18,669
Marketable equity securities	7,434	11,961
Non-marketable equity investments	5,132	4,956
	34,349	35,586
Less short-term investments	(16,062)	(18,270)
	$18,287	$17,316

The amortized cost and fair value of our investments in available-for-sale debt securities, by security type, are shown in the table below (in thousands):

	December 28, 2024		March 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$4,146	$4,093	$2,933	$2,865
State and political subdivision debt securities	6,565	6,515	5,041	4,930
Corporate debt securities	11,257	11,175	11,117	10,874
	$21,968	$21,783	$19,091	$18,669
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	December 28, 2024
	Amortized Cost	Fair Value
Due in less than one year	$8,402	$8,332
Due after one year through five years	7,088	7,047
Due after five years through ten years	2,332	2,311
Mortgage-backed securities	4,146	4,093
	$21,968	$21,783
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Marketable equity securities
Net gain (loss) recognized during the period	$(954)	$776	$(440)	$1,051
Less: Net (gain) recognized on securities sold during the period	(1,649)	(235)	(1,561)	(365)
Unrealized gain (loss) recognized during the period on securities still held	$(2,603)	$541	$(2,001)	$686
5. Inventories
Inventories consisted of the following (in thousands):

	December 28, 2024	March 30, 2024
Raw materials	$78,631	$78,241
Work in process	30,027	27,977
Finished goods	134,641	135,121
	$243,299	$241,339

6. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	December 28, 2024	March 30, 2024
Loans held for investment, previously securitized	$14,476	$16,968
Loans held for investment	11,898	12,826
Loans held for sale	23,233	15,140
Construction advances	6,042	722
	55,649	45,656
Deferred financing fees and other, net	(1,088)	(523)
Allowance for loan losses	(925)	(1,066)
	53,636	44,067
Less current portion	(33,242)	(20,713)
	$20,394	$23,354
The consumer loans held for investment had the following characteristics:

	December 28, 2024	March 30, 2024
Weighted average contractual interest rate	8.1%	8.1%
Weighted average effective interest rate	8.1%	10.4%
Weighted average months to maturity	210	196
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	December 28, 2024	March 30, 2024
Current	$53,709	$43,810
31 to 60 days	996	1,063
61 to 90 days	373	131
91+ days	571	652
	$55,649	$45,656

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	December 28, 2024
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$15,726	$9,225	$324	$93	$766	$13,859	$39,993
Near Prime- FICO score 620-679	2,426	1,325	—	—	1,033	8,874	13,658
Sub-Prime- FICO score less than 620	310	—	—	—	17	695	1,022
No FICO score	252	443	—	—	—	281	976
	$18,714	$10,993	$324	$93	$1,816	$23,709	$55,649

	March 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$14,107	$328	$96	$885	$1,808	$14,425	$31,649
Near Prime- FICO score 620-679	1,633	—	—	1,202	942	8,684	12,461
Sub-Prime- FICO score less than 620	—	—	—	18	49	723	790
No FICO score	447	—	—	—	—	309	756
	$16,187	$328	$96	$2,105	$2,799	$24,141	$45,656
As of December 28, 2024, 55% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas. As of March 30, 2024, 46% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 10% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of December 28, 2024 or March 30, 2024.
7. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	December 28, 2024	March 30, 2024
Loans receivable	$94,902	$91,938
Allowance for loan losses	(335)	(781)
Deferred financing fees, net	(214)	(116)
	94,353	91,041
Less current portion of commercial loans receivable (including from affiliates), net	(36,250)	(43,316)
	$58,103	$47,725
The commercial loans receivable balance had the following characteristics:

	December 28, 2024	March 30, 2024
Weighted average contractual interest rate	7.7%	7.4%
Weighted average months outstanding	10	12

Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of December 28, 2024 and March 30, 2024, there were no commercial loans considered nonperforming. The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	December 28, 2024
	2025	2024	2023	2022	2021	Total
Performing	$54,916	$27,832	$8,734	$1,466	$1,954	$94,902

	March 30, 2024
	2024	2023	2022	2021	2020	Total
Performing	$57,691	$25,066	$4,823	$2,144	$2,214	$91,938
As of December 28, 2024 and March 30, 2024, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
As of December 28, 2024, we had concentrations of our outstanding principal balance of the commercial loans receivable balance in New York of 18% and California of 16%. As of March 30, 2024, 18% of our outstanding principal balance of the commercial loans receivable balance was in New York. No other state had concentrations in excess of 10% of the outstanding principal balance of the commercial loans receivable as of December 28, 2024 or March 30, 2024.
As of December 28, 2024 and March 30, 2024, one independent third-party and its affiliates comprised 10% and 13%, respectively, of the net commercial loans receivable principal balance outstanding, all of which are secured.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 28, 2024	March 30, 2024
Salaries, wages and benefits	$44,338	$38,125
Customer deposits	39,795	40,856
Estimated warranties	34,412	31,718
Unearned insurance premiums	33,419	33,449
Accrued volume rebates	30,481	21,167
Insurance loss reserves	12,254	10,540
Accrued insurance	12,226	14,124
Other	52,209	49,757
	$259,134	$239,736

9. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Balance at beginning of period	$33,081	$33,015	$31,718	$31,368
Charged to costs and expenses	14,322	11,341	40,403	36,956
Payments and deductions	(12,991)	(11,534)	(37,709)	(35,502)
Balance at end of period	$34,412	$32,822	$34,412	$32,822
10. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	December 28, 2024	March 30, 2024
Finance lease liabilities	$6,106	$6,166
Other secured financing	1,622	1,916
	7,728	8,082
Less current portion included in Accrued expenses and other current liabilities	(522)	(323)
	$7,206	$7,759
11. Debt
On November 12, 2024, the Company entered into that certain Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), providing for a $75 million revolving credit facility (the "Revolving Credit Facility"), including a $10 million letter of credit sub-facility. The Revolving Credit Facility matures on November 12, 2029. The Credit Agreement amends and restates the previous credit agreement between the parties entered into on November 22, 2022.

Loans under the Revolving Credit Facility will bear interest at a rate equal to (i) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, "Term SOFR"), plus the "applicable rate" or (ii) the "base rate" (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50%, and (c) Term SOFR plus 1.00%) plus the "applicable rate." The applicable rate will be determined in accordance with a pricing grid based on the Company's Consolidated Total Leverage Ratio (as defined in the Credit Agreement) ranging from 1.25% to 1.50% per annum for Term SOFR rate loans and from 0.25% to 0.50% per annum for base rate loans. In addition, the Company will pay a commitment fee on the unused portion of the Revolving Credit Facility of 0.20% per annum.

The Revolving Credit Facility is guaranteed, on a joint and several basis, by certain of the Company's subsidiaries. Subject to certain conditions and requirements set forth in the Credit Agreement, including the availability of additional lender commitments, the Company may request from time to time one or more term loan facilities, or increases in the aggregate commitments under the Revolving Credit Facility, in an aggregate amount not exceeding $75 million.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants (including restrictions, subject to customary exceptions, qualifications, and baskets, on the ability of the Company and its subsidiaries to incur additional indebtedness or guarantees of indebtedness, pay dividends or distributions on, redeem, repurchase, or retire capital stock, make investments, loans, advances, or acquisitions, enter into sale and leaseback transactions, engage in transactions with affiliates, create liens, transfer or sell assets, create restrictions on the payment of dividends or other distributions from subsidiaries, and consolidate, merge, or transfer all or substantially all of the assets of the Company and its subsidiaries taken as a whole), and events of default (as defined in the Credit Agreement).

In addition, the Credit Agreement includes the following financial covenants (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million.
As of December 28, 2024 and March 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility or the previous credit agreement entered into on November 22, 2022 and we were in compliance with all covenants.
12. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	December 28, 2024		December 30, 2023
	Written	Earned	Written	Earned
Direct premiums	$19,260	$24,645	$11,135	$10,693
Assumed premiums—nonaffiliated	21,534	20,629	8,430	8,459
Ceded premiums—nonaffiliated	(17,387)	(17,387)	(6,406)	(6,406)
	$23,407	$27,887	$13,159	$12,746

	Nine Months Ended
	December 28, 2024		December 30, 2023
	Written	Earned	Written	Earned
Direct premiums	$32,763	$36,947	$31,581	$28,740
Assumed premiums—nonaffiliated	33,269	30,133	27,735	25,880
Ceded premiums—nonaffiliated	(25,572)	(25,572)	(18,971)	(18,971)
	$40,460	$41,508	$40,345	$35,649

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
The following details the activity in the incurred but not reported reserve for the three and nine months ended December 28, 2024 and December 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Balance at beginning of period	$14,620	$9,154	$10,540	$10,939
Net incurred losses during the period	9,662	9,489	41,753	29,152
Net claim payments during the period	(12,028)	(9,189)	(40,039)	(30,637)
Balance at end of period	$12,254	$9,454	$12,254	$9,454
13. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $122 million and $121 million at December 28, 2024 and March 30, 2024, respectively, without reduction for the estimated resale value of the homes. In the quarter ended December 28, 2024 we received one repurchase demand notice for two homes. In all cases, the estimated fair value exceeded the repurchase price so no loss reserve was deemed necessary. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.2 million at December 28, 2024 and $2.9 million at March 30, 2024.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 28, 2024	March 30, 2024
Construction loan contract amount	$12,669	$1,960
Cumulative advances	(6,042)	(722)
	$6,627	$1,238
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.7 million as of December 28, 2024 and $0.6 million as of March 30, 2024, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the nine months ended December 28, 2024 or December 30, 2023.
Interest Rate Lock Commitments ("IRLCs"). As of December 28, 2024 and March 30, 2024, we had outstanding IRLCs with a notional amount of $10.1 million and $39.0 million, respectively. For the three and nine months ended December 28, 2024, we recognized insignificant non-cash losses and gains, respectively, on outstanding IRLCs. For the three and nine months ended December 30, 2023, we recognized insignificant non-cash gains and losses on outstanding IRLCs.
Forward Sales Commitments. As of December 28, 2024 and March 30, 2024, we had $15.0 million and $2.8 million in outstanding forward sales commitments for sales of mortgage backed securities and whole loan commitments (collectively, the "Commitments"), respectively. During the three and nine months ended December 28, 2024, we recognized insignificant non-cash gains. During the three and nine months ended December 30, 2023, we recognized insignificant non-cash losses.

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
14. Stockholders' Equity and Redeemable Noncontrolling Interest
The following tables represent changes in stockholders' equity attributable to Cavco's stockholders and redeemable noncontrolling interest during the nine months ended December 28, 2024 and December 30, 2023, respectively (dollars in thousands):

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411
Net income	—	—	—	—	34,429	—	34,429
Other comprehensive income, net	—	—	—	—	—	58	58
Net issuance of common stock under stock incentive plans	11,104	—	—	(2,348)	—	—	(2,348)
Stock-based compensation	—	—	—	2,194	—	—	2,194
Common stock repurchases			(29,204)				(29,204)
Balance, June 29, 2024	9,401,057	94	(303,897)	281,062	1,061,556	(275)	1,038,540
Net income	—	—	—	—	43,815	—	43,815
Other comprehensive income, net	—	—	—	—	—	198	198
Net issuance of common stock under stock incentive plans	16,275		—	1,220	—	—	1,220
Stock-based compensation	—	—	—	2,713	—	—	2,713
Common stock repurchases	—	—	(44,509)	—	—	—	(44,509)
Balance, September 28, 2024	9,417,332	94	(348,406)	284,995	1,105,371	(77)	1,041,977
Net income	—	—	—	—	56,462	—	56,462
Other comprehensive income, net	—	—	—	—	—	(70)	(70)
Net issuance of common stock under stock incentive plans	5,637	—	—	(168)	—	—	(168)
Stock-based compensation	—	—	—	1,746	—	—	1,746
Common stock repurchases	—	—	(42,722)	—	—	—	(42,722)
Balance, December 28, 2024	9,422,969	$94	$(391,128)	$286,573	$1,161,833	$(147)	$1,057,225

	Equity Attributable to Cavco Stockholders
			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total	Redeemable noncontrolling interest
	Common Stock
	Shares	Amount
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	46,357	—	46,357	54
Other comprehensive loss, net	—	—	—	—	—	(42)	(42)	—
Net issuance of common stock under stock incentive plans	10,095	—	—	(1,213)	—	—	(1,213)	—
Stock-based compensation	—	—	—	1,438	—	—	1,438	—
Distributions	—	—	—	—	—	—	—	(120)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Balance, July 1, 2023	9,347,220	93	(164,452)	272,175	915,667	(657)	1,022,826	1,120
Net income	—	—	—	—	41,539	—	41,539	34
Other comprehensive income, net	—	—	—	—	—	54	54	—
Net issuance of common stock under stock incentive plans	9,201	1	—	478	—	—	479	—
Stock-based compensation	—	—	—	1,551	—	—	1,551	—
Common stock repurchases	—	—	(47,194)	—	—	—	(47,194)	—
Distributions	—	—	—	—	—	—	—	(180)
Conversion to mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(974)
Balance, September 30, 2023	9,356,421	94	(211,646)	274,204	957,206	(603)	1,019,255	—
Net income	—	—	—	—	35,987	—	35,987	—
Other comprehensive income, net	—	—	—	—	—	241	241	—
Net issuance of common stock under stock incentive plans	24,726	—	—	1,934	—	—	1,934	—
Stock-based compensation	—	—	—	1,709	—	—	1,709	—
Common stock repurchases	—	—	(50,426)	—	—	—	(50,426)	—
Balance, December 30, 2023	9,381,147	$94	$(262,072)	$277,847	$993,193	$(362)	$1,008,700	$—

15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net income attributable to Cavco common stockholders	$56,462	$35,987	$134,706	$123,883
Weighted average shares outstanding
Basic	8,096,538	8,358,389	8,203,448	8,561,209
Effect of dilutive securities	90,276	74,082	88,199	79,079
Diluted	8,186,814	8,432,471	8,291,647	8,640,288
Net income per share attributable to Cavco common stockholders
Basic	$6.97	$4.31	$16.42	$14.47
Diluted	$6.90	$4.27	$16.25	$14.34

Anti-dilutive common stock equivalents excluded	—	—	169	316
16. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	December 28, 2024		March 30, 2024
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$21,783	$21,783	$18,669	$18,669
Marketable equity securities	7,434	7,434	11,961	11,961
Non-marketable equity investments	5,132	5,132	4,956	4,956
Consumer loans receivable	53,636	57,114	44,067	49,105
Commercial loans receivable	94,353	79,664	91,041	80,764
Other secured financing	(1,622)	(1,536)	(1,916)	(1,841)
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

	December 28, 2024	March 30, 2024
Number of loans serviced with MSRs	3,693	3,842
Weighted average servicing fee (basis points)	34.80	34.79
Capitalized servicing multiple	186.29%	188.59%
Capitalized servicing rate (basis points)	64.83	65.61
Serviced portfolio with MSRs (in thousands)	$458,268	$482,898
MSRs (in thousands)	$2,971	$3,168

17. Business Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations, and (2) financial services, which includes manufactured housing consumer finance and insurance. The following table provides selected financial data by segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net revenue:
Factory-built housing	$500,860	$426,939	$1,445,251	$1,318,114
Financial services	21,180	19,830	61,849	56,560
	$522,040	$446,769	$1,507,100	$1,374,674

Income (loss) before income taxes:
Factory-built housing	$63,150	$42,070	$168,155	$154,121
Financial services	6,186	1,837	(8)	2,124
	$69,336	$43,907	$168,147	$156,245

	December 28, 2024	March 30, 2024
Total assets:
Factory-built housing	$1,160,795	$1,141,237
Financial services	224,972	212,923
	$1,385,767	$1,354,160

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
Company Overview
Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. Our products are marketed under a variety of brand names including Cavco, Fleetwood, Palm Harbor, Nationwide, Fairmont, Friendship, Chariot Eagle, Destiny, Commodore, Colony, Pennwest, R-Anell, Manorwood, MidCountry and Solitaire. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association and Federal Home Loan Mortgage Corporation seller/servicer, and a Government National Mortgage Association ("GNMA") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company, provides property and casualty insurance primarily to owners of manufactured homes.

We operate a total of 31 homebuilding production lines with domestic locations in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville (two lines) and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two international lines in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points and 79 Company-owned U.S. retail stores, of which 47 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through November 2024 were 96,240, an increase of 16.3% compared to 82,784 shipments in the same calendar period last year. The manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community operators and residential developers (see Note 7, Commercial Loans Receivable, to the unaudited Consolidated Financial Statements). Our involvement in commercial lending helps to increase the availability of manufactured home financing to distributors, community operators and residential developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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

Key housing building materials include wood, wood products, steel, gypsum wallboard, windows, doors fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that an increase in costs cannot be efficiently matched to the home sales price. Pricing and availability of certain raw materials have been volatile due to a number of factors in the current environment. We continue to monitor and react to inflation in the cost of these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs. From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets served. Availability of these inputs has not caused significant production halts in the current period, but we have experienced periodic shutdowns in other periods and shortages of primary building materials have caused production inefficiencies as we have needed to change processes in response to the delay in materials. These shortages may also result in extended order backlogs, delays in the delivery of homes and reduced gross margins from home sales.
Our backlog at December 28, 2024 was $224 million compared to $276 million at September 28, 2024, a decrease of $52 million, and up $64 million compared to $160 million at December 30, 2023.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	December 28, 2024	December 30, 2023	Change
Factory-built housing	$500,860	$426,939	$73,921	17.3%
Financial services	21,180	19,830	1,350	6.8%
	$522,040	$446,769	$75,271	16.8%
Factory-built homes sold
by Company-owned retail sales centers	1,075	1,026	49	4.8%
to independent retailers, builders, communities and developers	3,984	3,134	850	27.1%
	5,059	4,160	899	21.6%
Net factory-built housing revenue per home sold	$99,004	$102,630	$(3,626)	(3.5)%

	Nine Months Ended
($ in thousands, except revenue per home sold)	December 28, 2024	December 30, 2023	Change
Factory-built housing	$1,445,251	$1,318,114	$127,137	9.6%
Financial services	61,849	56,560	5,289	9.4%
	$1,507,100	$1,374,674	$132,426	9.6%
Factory-built homes sold
by Company-owned retail sales centers	3,120	2,999	121	4.0%
to independent retailers, builders, communities and developers	11,573	9,991	1,582	15.8%
	14,693	12,990	1,703	13.1%
Net factory-built housing revenue per home sold	$98,363	$101,471	$(3,108)	(3.1)%

Factory-built housing Net revenue increased for the three and nine months ended December 28, 2024 due to higher home sales volume, partially offset by a decrease in Net revenue per home sold primarily caused by a lower proportion of homes sold through our Company-owned stores.
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
For the three and nine months ended December 28, 2024, Financial services Net revenue increased primarily due to higher insurance premiums.

Gross Profit

	Three Months Ended
($ in thousands)	December 28, 2024	December 30, 2023	Change
Factory-built housing	$118,193	$95,756	$22,437	23.4%
Financial services	11,757	7,295	4,462	61.2%
	$129,950	$103,051	$26,899	26.1%

Gross profit as % of Net revenue
Consolidated	24.9%	23.1%	N/A	1.8%
Factory-built housing	23.6%	22.4%	N/A	1.2%
Financial services	55.5%	36.8%	N/A	18.7%

	Nine Months Ended
($ in thousands)	December 28, 2024	December 30, 2023	Change
Factory-built housing	$333,223	$309,631	$23,592	7.6%
Financial services	16,251	18,256	(2,005)	(11.0)%
	$349,474	$327,887	$21,587	6.6%

Gross profit as % of Net revenue
Consolidated	23.2%	23.9%	N/A	(0.7)%
Factory-built housing	23.1%	23.5%	N/A	(0.4)%
Financial services	26.3%	32.3%	N/A	(6.0)%

Factory-built housing Gross profit as a percentage of Net revenue for the three months increased due to lower input costs per unit and efficiencies gained on increased production, partially offset by lower average selling price. Gross profit housing in dollars for the nine months decreased due to lower average selling price, partially offset by lower input costs per unit.
Financial services Gross profit in dollars and as a percentage of Financial services Net revenue for the three months increased due to higher insurance premiums and lower claim losses. For the nine months, Gross profit in dollars and as a percentage of Net revenue decreased due to higher expenses from higher storm and fire activity, partially offset by higher insurance premiums.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	December 28, 2024	December 30, 2023	Change
Factory-built housing	$60,409	$57,854	$2,555	4.4%
Financial services	5,571	5,458	113	2.1%
	$65,980	$63,312	$2,668	4.2%
Selling, general and administrative expenses as % of Net revenue	12.6%	14.2%	N/A	(1.6)%

	Nine Months Ended
($ in thousands)	December 28, 2024	December 30, 2023	Change
Factory-built housing	$181,569	$170,330	$11,239	6.6%
Financial services	16,259	16,168	91	0.6%
	$197,828	$186,498	$11,330	6.1%
Selling, general and administrative expenses as % of Net revenue	13.1%	13.6%	N/A	(0.5)%

Factory-built housing Selling, general and administrative expenses increased for the three and nine months ended December 28, 2024 as a result of increases in variable compensation driven by higher incentive compensation in the third quarter and as a result of increases in compensation related to acquired retail locations for both periods.

Financial services Selling, general and administrative expenses for the three months increased primarily due to increases in compensation year over year. For the nine months ended it was essentially flat.

Other Components of Net Income

	Three Months Ended
($ in thousands)	December 28, 2024	December 30, 2023	Change
Interest income	$5,353	$5,234	$119	2.3%
Interest expense	(155)	(842)	(687)	(81.6)%
Other income (expense), net	168	(224)	392	175.0%
Income tax expense	(12,874)	(7,920)	4,954	62.6%
Effective tax rate	18.6%	18.0%	N/A	0.6%

	Nine Months Ended
($ in thousands)	December 28, 2024	December 30, 2023	Change
Interest income	$16,556	$15,664	$892	5.7%
Interest expense	(370)	(1,365)	(995)	(72.9)%
Other income, net	315	557	(242)	43.4%
Income tax expense	(33,441)	(32,274)	1,167	3.6%
Effective tax rate	19.9%	20.7%	N/A	(0.8)%
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
Income tax expense increased for both periods ended compared to the prior year periods primarily due to higher profit before income taxes.
Liquidity and Capital Resources

We believe that cash and cash equivalents at December 28, 2024, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We believe we have sufficient liquid resources including our $75 million Revolving Credit Facility, which may be increased from time to time through additional term facilities up to an aggregate amount of $75 million, and no amounts are outstanding. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for the nine months ended December 28, 2024 and December 30, 2023, respectively:

	Nine Months Ended
(in thousands)	December 28, 2024	December 30, 2023	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$368,753	$283,490	$85,263
Net cash provided by operating activities	139,851	206,104	(66,253)
Net cash used in investing activities	(13,976)	(26,543)	12,567
Net cash used in financing activities	(116,002)	(96,443)	(19,559)
Cash, cash equivalents and restricted cash at end of the period	$378,626	$366,608	$12,018
Net cash provided by operating activities decreased primarily from increases in working capital, primarily from increases in Inventory and Accounts receivable. This was partially offset by higher Net income and changes in Accounts payable, accrued expenses due primarily to increased customer deposits and volume rebates due to customers.
Consumer loan originations decreased $20.1 million to $54.2 million for the nine months ended December 28, 2024 from $74.3 million for the nine months ended December 30, 2023, and proceeds from sales of consumer loans decreased $77.3 million to $4.4 million for the nine months ended December 28, 2024 from $81.8 million for the nine months ended December 30, 2023.
Commercial loan originations increased $4.0 million to $87.5 million for the nine months ended December 28, 2024 from $83.5 million for the nine months ended December 30, 2023. Proceeds from the collection on commercial loans provided $85.0 million this year, compared to $87.6 million in the prior year, a net decrease of $2.6 million.
The change in Net cash used in investing activities is primarily due to the prior year period including payments for acquisitions that did not repeat in the current year.
The change in Net cash used in financing activities was primarily due to the repurchase of more shares of common stock and at a higher average daily stock price.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended December 28, 2024, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of December 28, 2024, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 13, Commitments and Contingencies to the unaudited Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Report and in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the third quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
September 29, 2024 to October 2, 2024	72,529	$424.63	72,529	$22,554
October 3, 2024 to November 30, 2024	10,080	456.36	10,080	117,954
December 1, 2024 to December 28, 2024	15,475	449.62	15,475	110,997
	98,084		98,084
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our credit agreement and liquidity or other requirements of state, corporate and other laws.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On December 10, 2024, Julia Sze, a director, terminated her previously adopted plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c). This plan was entered into on August 9, 2024, was set to end on December 10, 2024, and provided for the sale of 250 shares of our Common Stock.
On December 4, 2024, David Greenblatt, a director, adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c) (the "Greenblatt 10b5-1 Plan"). This plan provides for a first possible trade date of March 5, 2025, and terminates automatically on April 15, 2025, if not before. The aggregate number of shares to potentially be sold pursuant to the Greenblatt 10b5-1 Plan is up to 4,000 shares of Common Stock.
On December 5, 2024, Seth Schuknecht, Executive Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary also adopted a programmed plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c) (the "Schuknecht 10b5-1 Plan"). This plan provides for a first possible trade date of

March 6, 2025, and terminates automatically on October 31, 2025, if not before. The aggregate number of shares to potentially be sold pursuant to the Schuknecht 10b5-1 Plan is up to 167 shares of Common Stock.
During the three months ended December 28, 2024, no director or officer of the Company, other than Ms. Sze, Mr. Greenblatt, and Mr. Schuknecht, adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	January 31, 2025
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	January 31, 2025
Allison K. Aden	(Principal Financial Officer)