Form 10-K
period 2025-03-29
CAVCO INDUSTRIES, INC.
filed 2025-05-23
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 28, 2024 (based on the closing price on the Nasdaq Global Select Market on September 27, 2024) was $2,332,236,070. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 14, 2025, 8,021,720 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.'s Definitive Proxy Statement relating to its 2025Annual Meeting of Stockholders, which is expected to be filed within 120 days following the end of the registrant's fiscal year ended March 29, 2025, are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 29, 2025

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K for the fiscal year ended March 29, 2025 ("Annual Report").
We construct homes using an assembly-line process in which each module or floor section is completed in stages. This assembly-line process is designed to be flexible in order to accommodate customer requested customizations. Our operations include a total of 31 homebuilding production lines, 29 located throughout the United States and two production lines in Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 80 Company-owned U.S. retail stores, of which 46 are located in Texas.
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
Products
A majority of our products are constructed in accordance with the National Manufactured Home Construction and Safety Standards promulgated by HUD ("HUD code"). We also build park model RVs, constructed to standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates a voluntary standardization and conformity program. Park model RVs are less than 400 square feet in size, primarily used as vacation dwellings and seasonal living, and placed in planned communities, recreational home parks and resorts. We also produce a wide variety of modular homes, which include single and multi-section ranch, split-level and Cape Cod style homes, as well as two- and three-story homes, multi-family units and commercial modular structures, including apartment buildings, condominiums, hotels, workforce housing, schools and housing for U.S. military troops (e.g., barracks). Commercial buildings are constructed in the same facilities in which residential homes are built using similar assembly line processes and techniques. These commercial projects are generally engineered to the purchaser's specifications. The buildings are transported to the customer's site in the same manner as residential homes and are often set by crane and finished at the site.
We produce residential homes in a variety of floor plans. Most of these homes are single-story and generally range in size from approximately 500 to 3,300 square feet but may be larger in the case of multi-level modular homes.
Each home typically contains a living room, dining area, kitchen, one to five bedrooms and one or more bathrooms and is equipped with central heat and hot water systems, kitchen appliances, floor coverings and window treatments. Upgrades can include fireplaces, central air conditioning, tile roofs, high ceilings, skylights, hardwood floors, custom cabinetry, granite countertops and eco-friendly elements. We also offer a variety of structural, decorative and energy efficient customizations to meet the home buyer's specifications.
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
Factory-built Housing Segment
Manufacturing Operations. Our manufacturing facilities employ between approximately 80 to 260 employees each. Most homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
We operate a total of 31 homebuilding production lines in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Glendale, Goodyear and Phoenix, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Ojinaga, Mexico (two lines); Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville (two) and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; and Ocala and Plant City, Florida. These manufacturing facilities range from approximately 79,000 to 341,000 square feet of floor space. The production schedules for our manufacturing facilities are based on wholesale orders received from independent and Company-owned retailers, planned community operators and residential developers. Our facilities are structured to operate on a one shift per day, five days per week basis, and a typical home is completed in approximately six production days.
Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a cost-effective shipping radius of 350 miles. Each of our manufacturing facilities serves multiple distributors and a number of one-time purchasers. Because homes are produced to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. Materials used in homebuilding operations are mainly standard items carried by major suppliers and include wood, wood products, steel, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that costs cannot be efficiently matched to the home sales price. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs.
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
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at March 29, 2025 was approximately $197 million in wholesale sales values, up $6 million from $191 million one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.

Distribution. We sold 19,753, 16,928 and 19,376 factory-built homes in fiscal years 2025, 2024 and 2023, respectively, through Company-owned and independent distribution channels.
As of March 29, 2025, there were a total of 80 Company-owned retail stores, located in Oregon, Arizona, Nevada, New Mexico, Texas, Indiana, Oklahoma, Florida and New York. Forty-six of the Company-owned retail stores are located in Texas. Company-owned retail stores are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at retail locations, including model homes. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance home inventories at Company-owned retail stores.
As of March 29, 2025, we had a network of independent distributors, of whom 9% were in North Carolina, 8% in Arizona, 7% in Texas, 6% in South Carolina, and 5% in each of California, Florida, Georgia and New York, based on the quantity of wholesale shipments during fiscal year 2025. The remaining 50% were in 40 other states and Canada. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those we produce. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 29, 2025.
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
In the fourth quarter of fiscal 2025, the Company modified its extensive manufacturing brand lineup by changing all of its various trade names to a new, unified brand under the Cavco name, followed by the city it’s located in. This new branding approach aligns each facility under the strength of the corporate brand while honoring the local expertise and strong reputations built in each region. To further enhance customer experience and marketing efficiency, the Company is also streamlining its product segmentation. Going forward, homes will be marketed by clearly defined product lines instead of legacy brand names. This change is designed to improve digital discoverability and simplify the home buying process for consumers, dealers, community developers, and partners.
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
The loan contracts are fixed and step rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Our loan contracts are secured by factory-built homes located in 26 states, with the largest concentrations in Texas, Florida, New Mexico and Oklahoma (see Note 6 to the Consolidated Financial Statements for additional geographic concentration information).
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
We also work independently and with industry trade associations to encourage favorable legislative and GSE action to address the financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac periodically update their Underserved Markets Plans that describe, with specificity, the actions they would take over the applicable plan period to fulfill the "Duty to Serve" obligation. As with prior plans, the most recent plans offer enhanced mortgage loan products for manufactured homes titled as real property, including Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. The plans do not include significant ongoing purchases of home-only loans during the three-year timeframe. Expansion of the secondary market for home-only loans through GSE participation could support further demand for housing as lending options would likely become more affordable to home buyers.
Commercial Financing. Certain of our wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $133.1 million and $120.5 million as of March 29, 2025 and March 30, 2024, respectively. The increase is the result of an increased number of units under these programs. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes that we obtain upon the execution of a repurchase.
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

Industry Overview
General. Manufactured housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Manufactured Housing Institute, for the 2024 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 13.1% of all new single-family homes sold.
According to data reported by the Manufactured Housing Institute, approximately 103,000 HUD code manufactured homes were shipped during calendar year 2024, compared to the 89,000 shipped during calendar year 2023 and 113,000 shipments in 2022.
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
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. According to World Bank population estimates and projections released December 2024, the U.S. adult population is estimated to expand by approximately 7.7 million between 2025 and 2030. A large segment of the population who are generally first-time home buyers, those born between 1976 to 1995 often referred to as Gen Y or Millennials, is attracted by the affordability, product diversity, energy efficiency, and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition and energy efficiency; however, they are also motivated by the low maintenance requirements of factory-built homes and by the lifestyle offered by planned communities that are specifically designed for homeowners who fall into this age group.
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
There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc. and Champion Corporation, which may possess greater financial, manufacturing, distribution and marketing resources than us.
There are significant competitors to CountryPlace in the markets served. These competitors include national, regional and local banks, mortgage banks and independent finance companies such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Vanderbilt Mortgage and Finance Inc.; and Triad Financial Services, Inc an affiliate of Champions Homes, Inc. Certain of these competitors are larger than CountryPlace and have access to substantially more capital. CountryPlace remains competitive in breadth of loan product offerings, interest rates, customer service and loan servicing capabilities.

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
Certain CFPB mortgage finance rules required under the Dodd-Frank Act, as modified by the Dodd-Frank Reform Act, apply to consumer credit transactions secured by a dwelling, which include real property mortgages and home-only loans secured by manufactured homes. These rules defined standards for origination of a Qualified Mortgage ("QM"), established specific requirements for lenders to prove borrowers' ability to repay loans and outlined the conditions under which QMs are subject to safe harbor limitations on liability to borrowers. The rules also establish interest rates and other cost parameters for determining which QMs fall under safe harbor protection. Among other issues, QMs with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans and instruments secured by loans or loan pools) to possible litigation and penalties.
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
We are conscious that the thoughtful choice of components and materials can further reduce our impact on the environment and provide clean, healthy air quality within the home. We constantly evaluate new materials, systems and products for our homes to determine where we can make cost efficient changes to improve the quality of living in our homes and the impact on the environment. We design our homes to be energy efficient and environmentally friendly, including prioritizing, when possible, the use of renewable materials and providing lower utility costs. Our homes are tightly constructed with upgraded insulation in the attic, walls and floors. These improvements eliminate air gaps and help maintain the desired indoor temperature and air quality, typically reducing the cost of heating and cooling over similar site-built construction. We also recognize the responsibility to educate our homebuyers on the impact they can have on the energy efficiency of their home by making some informed decisions during the planning and construction process.
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

As we work together to make a difference in providing affordable homes nationally, we are committed to fostering the dream of homeownership for our team members. Homes for our Own is a formalized internal program that provides support for our people, and it generally involves two primary elements: education on the home buying process and financial assistance programs.
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
At Cavco, we are fortunate that the very nature of what we do has a positive impact on individual lives and the communities we serve. We provide the most affordable opportunity for homeownership. We take great pride in our impact through the homes, loans and insurance we provide to deserving families. We launched a new consumer-facing affordable home marketplace, taking a big step towards fulfilling our ONE Cavco goal to help customers buy homes that improve their lives.
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
Human Capital Resources
Our workforce is made up of approximately 7,000 skilled full-time team members. We believe that an engaged, productive workforce is critically important to creating stockholder value. To that end, we are committed to providing a safe workplace and opportunities for professional growth and advancement based on performance, qualification, demonstrated skills and achievement at a fair wage.
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
We intend to be an employer of choice. To that end, we consistently assess the current landscape and labor market to refine our total rewards programs. We also monitor our progress in raising the incomes of our lowest wage earners so they can achieve success for themselves and their families. Our Homes for Our Own program generally involves education and financial assistance for employees aspiring to own their own home. We strive to help employees understand the home buying process, from getting financially ready to buy and maintain a home to how the actual process works.
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
Business and Operational Risks
The impact of local or national emergencies can adversely affect our financial results, condition and prospects, including such impacts from state and federal regulatory action that restrict our ability to operate our business in the ordinary course and impacts on (i) customer demand and the availability of financing for our products, (ii) our supply chain and the availability of raw materials for the manufacture of our products, (iii) the availability of labor and the health and safety of our workforce and (iv) our liquidity and access to the capital markets
Severe weather conditions, natural disasters, hostilities and social unrest, terrorist activities, health epidemics or pandemics, liquidity concerns resulting from the instability or insolvency of financial institutions, or other local or national emergencies (both ones quickly resolved and ones that endure over long periods of time) can adversely affect consumer spending and confidence levels, the ability to obtain financing and the availability and cost of supplies and raw materials used to manufacture our products, as well as local operations in impacted markets, all of which can affect our financial results, condition and prospects. Our sales of affordable homes are largely dependent on the ability of consumers to obtain financing for the purchase of a home. Consumer financing is dependent on a number of economic factors, including the employment status of borrowers, which may be adversely affected by local or national emergencies. Consumer confidence is also an important factor to support home purchases and is subject to the adverse effects of an emergency situation. Our products are produced in a manner that is considered labor-intensive and requires a consistent and available workforce, which may be adversely affected by a large-scale decline in public health conditions or other emergencies.
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
Our results of operations can also be affected by the pricing and availability of raw materials. Key building materials include wood and wood products, gypsum wallboard, steel, windows, appliances, insulation and other petroleum-based products. There can be no assurance that sufficient supplies of these and other raw materials will continue to be available to us. Sudden increases in price or lack of availability of raw materials can be caused by a natural disaster, regulation or other market forces, as has occurred in recent years. We have experienced production halts from shortages of primary building materials in the past, and although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases may lag behind the escalation of material costs.

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
Increases in the rate of cancellations of home sales orders could have an adverse effect on the Company's business
Our home order backlog reflects home sales orders with our distributors and home buyers for homes that have not yet entered production. Distributors and home buyers may cancel orders prior to production without penalty. If there is a downturn in the housing market, or if financing becomes less available or more expensive to obtain due to higher interest rates or otherwise, more distributors and homebuyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.

The Company may not be able to successfully integrate past or future acquisitions to attain the anticipated benefits and such acquisitions may adversely impact the Company's liquidity
We have acquired industry participants in the past and may consider additional strategic acquisitions if such opportunities arise. Prior acquisitions and any other acquisitions that may be considered in the future involve a number of risks, including the diversion of our management's attention from the existing business for those transactions that we complete, or possible adverse effects on our operating results and liquidity during the integration process. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage the operations or employees of past or future acquisitions. During the integration stage of an acquisition, we also may not be able to maintain uniform standards, controls, procedures and policies, which may lead to financial losses.
The Company's involvement in vertically integrated lines of business, including manufactured housing consumer finance, commercial finance and insurance, exposes the Company to certain risks
We offer conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes sold by Company-owned retail stores and independent distributors, builders, communities and developers through our subsidiary, CountryPlace. Most loans we originate are sold to third party investors. We also provide various loan servicing functions for non-affiliated entities under contract.
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
If customers do not repay their loans, we may repossess or foreclose on the secured property in order to liquidate the loan collateral and minimize losses. The homes and land (except for home-only loans) securing the loans are subject to fluctuating market values and the proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Home price depreciation and elevated levels of unemployment may result in additional defaults and increase the severity of loss upon collateral liquidation.
Some of the loans we originate, or may originate in the future, may not have a liquid market or the market may contract rapidly causing the loans to become illiquid. Although we offer loan products and price our loans at levels that we believe are marketable at the time of credit application approval, market conditions for such loans may deteriorate rapidly and significantly. Our ability to respond to changing market conditions is affected by credit approval and funding commitments we make in advance of loan completion and home closing. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for our loan products.
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

Standard Casualty specializes in homeowner property and casualty insurance products for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets. Property and casualty insurance companies are subject to certain risk-based capital requirements usually in accordance with model rules as specified by the National Association of Insurance Commissioners ("NAIC"). Under these requirements, the amount of capital and surplus maintained by a property and casualty insurance company is determined based on NAIC's various risk factors.
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
Information technology failures or cyber incidents could harm the Company's business
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store, process and transmit significant amounts of sensitive information, including proprietary business information, personal information and other confidential information, including that of our customers, employees, vendors and suppliers. All information systems are subject to disruption, breach or failure. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors and business partners or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by a variety of threat actors, including sophisticated and organized groups and individuals with a wide range of expertise and motives, such as organized criminal groups, industrial spies, nation states and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, denial of service attacks or other means, which could affect service reliability and threaten the confidentiality, integrity and availability of information.

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
The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources that provide floor plan financing to industry distributors, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under floor plan financing arrangements. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $133.1 million as of March 29, 2025, before reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. In addition, the ability to recover losses on homes repurchased could be at risk in a declining price environment.
A write-off of all or part of the Company's goodwill could adversely affect its results of operations and financial condition
As of March 29, 2025, 9% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested at least annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows expected to be derived from our manufacturing operations will be substantially reduced.

If the Company is unable to establish or maintain relationships with its independent distributors who sell the Company's homes, our revenue could decline
During fiscal year 2025, approximately 79% of our sales of factory-built homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with our existing independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
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
We operate 29 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions and 2 production lines in Mexico. We have a significant presence in Texas with factories in the cities of Austin, Fort Worth, Seguin and Waco, and a facility in Presidio that serves as a shipping point for homes produced in Mexico. Further, of the 80 Company-owned retail stores, 46 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. We have loan contracts secured by factory-built homes located in 26 states, including Texas, Florida, New Mexico and Oklahoma. Standard Casualty also specializes in writing contracts for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets.
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

A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales and/or cause cancellations, and thereby negatively impact the Company's deliveries and revenue
Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include issuance of HUD certification labels to manufacturers, Internal Revenue Service verification of loan applicants' tax return information and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As a number of our home buyers use these programs to obtain financing to purchase homes, and many lenders, including CountryPlace, require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of our business and investments. Depending on the length of disruption, such factors could have a material adverse impact on our consolidated financial statements.
Some of the Company's manufacturing production employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs
Certain manufacturing production employees (approximately 7% of our total employees as of March 29, 2025) are represented by unions and are covered by collective bargaining agreements, which expire in April 2026 and February 2027. Wages, health and welfare benefits, work rules and other issues have historically been negotiated in a reasonable amount of time and have previously not resulted in any extended work stoppages. However, if we are unable to negotiate acceptable new agreements, it could result in worker strikes, loss of business, disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which would have an adverse effect on our business and results of operations.
Shutdowns or delays at the United States/Mexico border could affect the Company's ability to ship materials to and receive finished goods from our Mexico production facilities
We have two production lines in Mexico which are dependent upon receiving materials from our facility in Presidio, Texas. Shutdown or delays at the United States/Mexico border, tariffs on goods coming from Mexico, and/or trade wars with the Mexican government could impact production at those facilities and our ability to receive the finished goods from those facilities, each of which could adversely affect our results of operations.
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
From March 2022 through December 2023, the Federal Reserve increased its benchmark interest rate 11 times, resulting in significantly higher mortgage interest rates. Although the Federal Reserve subsequently lowered its benchmark interest rate three times since September 2024, mortgage interest rates remain elevated from their previously historically low levels prior to 2022 following COVID-19. Increases in interest rates could significantly increase the cost of owning a new home, which usually reduces the number of potential buyers who can afford, or are willing, to purchase homes we build. This could adversely impact demand for our homes and the ability of potential customers to obtain financing, adversely affecting our business, financial condition and operating results.
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
Deterioration in economic conditions, turmoil in financial markets, or declining housing demand could reduce the Company's earnings and financial condition
Deterioration in global, national, regional or local economic conditions, turmoil in financial markets, and market forces outside our control could have a negative impact on our business. Among other things, unfavorable changes in employment levels, job growth, consumer confidence and income, inflation, deflation, trade tariffs, foreign currency exchange rates, interest rates and adverse developments with respect to specific financial institutions or the broader financial services industry may further reduce demand for our products or have an adverse effect on the availability of financing to our customers, which could negatively affect our business, results of operations and financial condition.

The cyclical and seasonal nature of the manufactured housing industry causes the Company's revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future
The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of consumer financing for home buyers, the availability of wholesale financing for distributors, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites. In addition, the housing industry is subject to seasonal fluctuations based on new home buyer purchasing patterns. Demand for our core new home products typically peaks each spring and summer before declining in the winder, consistent with the overall housing industry. As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future.
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
Legal and Regulatory Risks
Changes in trade policies may result in increased costs and could adversely affect our operating results
The impact of geopolitical tensions, including the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. could have a material adverse effect on our business. In particular, political or trade disputes, or future phases of trade negotiations with China, Canada, Mexico, or other countries from which we import parts for our products that could lead to the imposition of tariffs or other trade actions could require us to take action to mitigate those effects. We may be unable to pass through additional tariff costs to our customers through price increases, and may be unable to secure adequate alternative sources of materials and supplies. Our inability to offset higher tariff costs could have a material adverse effect on our operating results, profitability, customer relationships and future cash flow.
If favorable local zoning ordinances are not adopted or if local zoning ordinances become further restricted, the Company's revenue could decline and its business could be adversely affected
Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, area property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not achieve widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If favorable local zoning ordinances are not adopted or become further restricted, our revenue could decline and the business, results of operations and financial condition could be adversely affected.

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
Our cybersecurity program includes an incident response plan. Our incident response plan addresses the detection, reporting, analysis, response, recovery, communication, documentation, and post-incident review of cybersecurity incidents. We test and evaluate this plan on a routine basis. We train our team members on cybersecurity risks and mitigation and retain experienced third-party cybersecurity consultants prepared to assist us in the event of any breach. For material cybersecurity risks, we've developed mitigation measures to reduce each risk's likelihood of occurrence and/or its expected impact. Such mitigation measures have involved, among other things, implementing additional technology controls or policies, increased training for Company personnel, and obtaining additional insurance for the identified risk. Our Information Technology ("IT") team monitors material risks over time and updates the Company's mitigation measures as appropriate. The IT team also regularly reports to the Company's leadership team on the status of material risks, mitigation measures, and incidents related to such risks.
In addition to our incident response plan, we perform risk assessments throughout the year to identify and remediate potential cybersecurity threats and vulnerabilities. In connection with our assessment of potential cybersecurity risks, our IT team engages in threat modeling, vulnerability scanning and penetration testing.
We have also implemented a process to evaluate and review potential cybersecurity risks arising from our use of third-party vendors. As part of our vendor engagement protocols, we will consider, among other things, each potential vendor's data backup procedures, incident reporting protocols and data privacy and encryption practices.
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
For a discussion of how risks from cybersecurity threats affect our business, see “Part 1. Item 1A. Risk Factors – Risk Related to our Business – Information technology failures or cyber incidents could harm the Company's business” in this Annual Report. As of the date of this Annual Report, we do not believe that any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to have a material adverse effect on us, our business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board has delegated oversight of risks related to cybersecurity to the Legal and Compliance Oversight ("LCO") Committee and the review of materiality determinations of cybersecurity incidents to the Audit Committee.

The LCO Committee is charged with, among other responsibilities, reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Further, the LCO Committee receives periodic reports on cybersecurity risks and management of those risks from our Senior Director of IT Governance, Risk and Compliance (“Senior Director”). The Senior Director's presentations to the LCO Committee include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance.
The Chair of the Audit Committee is regularly informed by our CFO of both material and non-material cybersecurity risks and incidents. The full Audit Committee must be notified any time our incident response program has determined that a cybersecurity incident is material or requires reporting to a regulatory body.
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

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to the Company's core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities for factory-built housing segment:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Riverside, California	1960	Owned	107,000
Nampa, Idaho	1957	Owned	171,000
Glendale, Arizona	2022	Owned	118,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Deming, New Mexico	2001	Owned	170,000
Duncan, Oklahoma	2022	Owned	170,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas	1993	Owned	121,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Ojinaga, Mexico (1)	2011	Owned	145,000
Ojinaga, Mexico (2)	2018	Owned	127,000
Montevideo, Minnesota	1982	Owned	305,000
Dorchester, Wisconsin	1975	Leased	160,000
Nappanee, Indiana	1971	Owned	341,000
Goshen, Indiana	1972	Owned	163,000
Lafayette, Tennessee	1996	Owned	149,000
Moultrie, Georgia	2003	Owned	230,000
Douglas, Georgia	1988	Owned	142,000
Shippenville, Pennsylvania (1)	1972	Owned	162,000
Shippenville, Pennsylvania (2)	1988	Owned	164,000
Emlenton, Pennsylvania	2004	Owned	126,000
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Crouse, North Carolina	1973	Owned	254,000
Hamlet, North Carolina	2022	Owned	184,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities for factory-built housing segment:
Presidio, Texas	2011	Owned	69,000
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000

Inactive manufacturing facilities for factory-built housing segment:
Plant City, Florida	Owned	94,000
Administrative and other locations:
Phoenix, Arizona (factory-built housing)	Leased	23,000
Elkhart, Indiana (factory-built housing)	Leased	23,000
Duncan, Oklahoma (factory-built housing)	Owned	10,700
Corona, California (factory-built housing)	Leased	7,000
Plano, Texas (financial services)	Leased	12,800
New Braunfels, Texas (financial services)	Owned	9,000
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
As of May 14, 2025, the Company had 420 stockholders of record and approximately 44,470 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
In the past two fiscal years, we have not paid any dividends on the Company's common stock. The payment of dividends to Company stockholders is subject to the discretion of the Board, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our amended and restated credit agreement dated November 12, 2024, by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), and liquidity or other requirements of state, corporate and other laws.
Issuer Purchases of Equity Securities
As announced on February 1, 2024, October 31, 2024, and May 22, 2025 the Board approved $100 million, $100 million, $150 million for the stock repurchase program, respectively, under the same terms as previous plans. The repurchase programs are funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended March 29, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs ($000s)
December 29, 2024 to February 1, 2025	66,500	$456.31	66,500	$80,653
February 2, 2025 to March 1, 2025	—	—	—	80,653
March 2, 2025 to March 29, 2025	5,800	498.44	5,800	77,762
	72,300		72,300

1 The stock repurchase plan announced on February 1, 2024 approved $100 million stock. There are no funds remaining as of March 29, 2025 from this approval. The stock repurchase plan announced on October 31, 2024 approved $100 million stock. The stock repurchase plan announced on May 22, 2025 approved $150 million stock. None of the plans have expiration dates.

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 29, 2025, with that of the Nasdaq Composite Index and the iShares U.S. Home Construction ETF. The comparison assumes $100 (with reinvestment of all dividends) was invested on March 28, 2020, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	3/28/2020	4/3/2021	4/2/2022	4/1/2023	3/30/2024	3/29/2025
Cavco Industries, Inc.	$100	$157	$164	$214	$269	$350
Nasdaq Composite Index	$100	$180	$190	$163	$218	$231
iShares U.S. Home Construction ETF	$100	$228	$198	$235	$386	$315

Comparison of Cumulative Five Year Total Return
$400
$350
$300
$250
$200
$150
$100
$50
3/28/20
4/3/21
4/2/22
4/1/23
3/30/24
3/29/25
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
Company Outlook
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at March 29, 2025 was approximately $197 million in wholesale sales values, up $6 million from $191 million one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.
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

Results of Operations
Fiscal Year 2025 Compared to Fiscal Year 2024
Net Revenue.
Net revenue consisted of the following for fiscal years 2025 and 2024, respectively:

	Year Ended
($ in thousands, except revenue per home sold)	March 29, 2025	March 30, 2024	Change
Net revenue:
Factory-built housing	$1,933,111	$1,716,607	$216,504	12.6%
Financial services	82,347	78,185	4,162	5.3%
	$2,015,458	$1,794,792	$220,666	12.3%

Total homes sold	19,753	16,928	2,825	16.7%

Net factory-built housing revenue per home sold	$97,864	$101,406	$(3,542)	(3.5)%
In the factory-built housing segment, the increase in Net revenue was primarily due to higher home sales volume of $286.5 million, partially offset by lower average selling prices of $70.0 million.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail stores ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, which include installation, utility connections, site improvements, landscaping and other additional services. Changes to the proportion of home sales among our distribution channels between reporting periods impacts the overall net revenue per home sold. For fiscal 2025, we sold 15,621 homes Wholesale and 4,132 Retail versus 13,047 homes Wholesale and 3,881 homes Retail in the prior year. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Fluctuations in net factory-built housing revenue per home sold are also partially the result of changes in the number of modules per home, the selection of different home types/models and optional home upgrades, creating changes in product mix. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment Net revenue increased 5.3% primarily due to $8.1 million from higher insurance premiums in the current year, partially offset by fewer loans sold by the finance subsidiary.

Gross Profit.
Gross profit consisted of the following for fiscal years 2025 and 2024, respectively:

	Year Ended
($ in thousands)	March 29, 2025	March 30, 2024	Change
Gross profit:
Factory-built housing	$441,796	$398,919	$42,877	10.7%
Financial services	23,795	27,983	(4,188)	(15.0)%
	$465,591	$426,902	$38,689	9.1%

Gross profit as % of Net revenue:
Consolidated	23.1%	23.8%	N/A	(0.7)%
Factory-built housing	22.9%	23.2%	N/A	(0.3)%
Financial services	28.9%	35.8%	N/A	(6.9)%
In the factory-built housing segment, Gross profit increased from higher home sales, partially offset by lower average selling prices. In the financial services segment, Gross profit decreased primarily due to higher weather related insurance claims and reduced revenue from loan sales.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2025 and 2024, respectively:

	Year Ended
($ in thousands)	March 29, 2025	March 30, 2024	Change
Selling, general and administrative expenses:
Factory-built housing	$253,027	$226,267	$26,760	11.8%
Financial services	22,288	21,653	635	2.9%
	$275,315	$247,920	$27,395	11.0%

Selling, general and administrative expenses as % of Net revenue:	13.7%	13.8%	N/A	(0.1)%
Selling, general and administrative expenses related to factory-built housing increased as a result of a $10.0 million one-time, non-cash charge related to the adjustment of legacy indefinite lived trade names due to the unification of the Company's brand, $6.4 million higher incentive compensation on higher sales, and approximately $3.8 million of incremental costs due to the Kentucky Dream Home acquisition that took place in the prior year.

Interest Income.
Interest income was flat with $21.1 million in fiscal year 2025 and $21.0 million in fiscal year 2024.
Interest Expense.
Interest expense was $0.5 million in fiscal year 2025 and $1.6 million in fiscal year 2024. The change is due to adjustments in the redemption value of the noncontrolling interest for Craftsman Homes occurring in fiscal year 2024, which did not occur in fiscal year 2025 as Craftsman was wholly owned by the Company for all of fiscal year 2025.
Other Income, net.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, gains and losses from the sale of property, plant and equipment and partnership income from our unconsolidated joint ventures. For fiscal years 2025 and 2024, Other income, net was $0.2 million and $0.8 million, respectively. The largest driver of the change was $0.1 million of gains on corporate equity securities in fiscal year 2025 compared to $0.3 million of gains on corporate equity securities in the prior fiscal year.
Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2025 and 2024, respectively:

	Year Ended
($ in thousands)	March 29, 2025	March 30, 2024	Change
Income before income taxes:
Factory-built housing	$209,564	$192,814	$16,750	8.7%
Financial services	1,506	6,366	(4,860)	(76.3)%
	$211,070	$199,180	$11,890	6.0%
Income Tax Expense.
Income tax expense was $40.0 million, resulting in an effective tax rate of 19.0% for the fiscal year ended March 29, 2025, compared to income tax expense of $41.3 million and an effective rate of 20.7% for the fiscal year ended March 30, 2024. The lower effective tax rate in fiscal year 2025 is related to an increase of $5.4 million in tax credits primarily related to the sale of energy efficient homes and Energy Star credits available under the Internal Revenue Code §45L compared to the prior year.
Fiscal Year 2024 Compared to Fiscal Year 2023
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Company's 2024 Annual Report on Form 10-K.

Liquidity and Capital Resources
We believe that cash and cash equivalents at March 29, 2025, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our $75.0 million revolving credit facility, of which no amounts were outstanding at March 29, 2025. The revolving credit facility is part of the Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, and the guarantors party thereto (the “Credit Agreement”). The Credit Agreement includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million. The Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. Regardless, depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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
The following is a summary of the Company's cash flows for fiscal years 2025 and 2024, respectively:

	Year Ended
($ in thousands)	March 29, 2025	March 30, 2024	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$368,753	$283,490	$85,263
Net cash provided by operating activities	178,496	224,682	(46,186)
Net cash used in investing activities	(23,955)	(31,709)	7,754
Net cash used in financing activities	(147,949)	(107,710)	(40,239)
Cash, cash equivalents and restricted cash at end of the fiscal year	$375,345	$368,753	$6,592
Net cash provided by operating activities decreased primarily from increased working capital to support higher sales in our factory-built housing segment including an increase in accounts receivable which had a use of cash of $28.7 million and an increase in inventories that used $11.4 million of cash.
Consumer loan originations decreased $24.7 million to $66.1 million during the year ended March 29, 2025, from $90.8 million during the year ended March 30, 2024. Proceeds from the sale of consumer loans provided $51.1 million in cash, compared to $91.5 million in the previous year, a net decrease of $40.4 million.
Commercial loan originations increased $32.1 million to $143.4 million during the year ended March 29, 2025, from $111.2 million during the year ended March 30, 2024. Proceeds from the collection on commercial loans provided $135.1 million in cash, compared to $117.3 million in the previous year, a net increase of $17.8 million.

Net cash used in investing activities for the year ended March 29, 2025 was primarily used for purchases of property, plant and equipment. Net cash used in investing activities for the year ended March 30, 2024 was primarily used for purchases of property, plant and equipment and the acquisition of Kentucky Dream Homes during fiscal year 2024.
Net cash used in financing activities for the years ended March 29, 2025 and March 30, 2024 was primarily related to common stock repurchases, partially offset by net proceeds received from the exercise of stock options.
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
We have contractual lease obligations for certain production and retail locations, office space and equipment with durations ranging from monthly to 20 years. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. For additional information related to these obligations, see Note 9 to the Consolidated Financial Statements. In addition, we also have contingent commitments at March 29, 2025 consisting of contingent repurchase obligations, construction contingent commitments, interest rate lock commitments ("IRLCs") and forward loan sale commitments. For additional information related to these contingent obligations, see Note 17 to the Consolidated Financial Statements.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" in the Company's 2024 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2024 and 2023.
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
Warranties. Estimates include the number of homes still under warranty, including homes in distributor inventories, homes purchased by consumers still within the one-year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. While the number of homes still under warranty are readily determinable, the average costs incurred, which will vary based on market prices, and the timing in which work orders are completed are the primary subjective inputs in estimating the reserve. We expect that a 5% increase in average costs would increase our reserve proportionally.

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
We are also exposed to market risks related to the consumer and commercial loan notes receivables. For fixed and step rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of March 29, 2025 is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows:

($ in thousands)	Reduction in Fair Value
Consumer loans receivable	$1,202
Commercial loans receivable	651
Other secured financing	55

In originating loans for sale, we issue IRLCs to prospective borrowers and third-party originators. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are also subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 29, 2025, we had outstanding IRLCs with a notional amount of $16.3 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in Prepaid expenses and other current assets for net favorable positions, or Accrued expenses and other current liabilities for net unfavorable positions, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (i) estimated cost to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of current income. Assuming the level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would decrease the fair value of the obligations by approximately $0.1 million.
We have certain assets and liabilities for a production facility located in Ojinaga, Mexico, which imports raw materials and components and exports finished homes to our retail locations in the United States. This facility incurs expenses denominated in the Mexican Peso ("MXN") primarily for the payment of wages for employees, accounts payable arising from selling, general and administrative expenses, purchases of property plant and equipment and taxes imposed by foreign tax jurisdictions. Fluctuations in the exchange rate between the MXN and the US Dollar could have a material impact on our results of operations. A 10% change in exchange rates as of March 29, 2025 could have resulted in a revaluation loss of approximately $0.7 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Consolidated Financial Statements, the Reports thereon, the Notes thereto and the supplementary data commencing on page F-1 of this Annual Report, which Consolidated Financial Statements, Reports, Notes and data are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of March 29, 2025, its disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 framework"). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of March 29, 2025.
The effectiveness of the Company's internal control over financial reporting as of March 29, 2025 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 29, 2025, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cavco Industries, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries Inc.'s (the Company) internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 29, 2025 and March 30, 2024, the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended March 29, 2025, and the related notes to the consolidated financial statements and our report dated May 23, 2025 expressed an unqualified opinion.
 Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP
Phoenix, Arizona
May 23, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
A portion of the compensation of our directors and executive officers is delivered in the form of deferred equity awards, including time and performance-based restricted stock unit awards. This compensation design is intended to align our executive and director compensation with the interests of our stockholders. Following the delivery of shares of our common stock under those equity awards, once any applicable vesting standards have been satisfied, our directors and executive officers from time to time may engage in the open-market sale of some of those shares. They may also engage from time to time in other transactions involving our securities.
Transactions in our securities by our directors and executive officers are required to be made in accordance with our Securities Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Securities Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our Company.
On January 15, 2025, Susan Blount, a director, terminated her previously adopted plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c). This plan was entered into on September 13, 2024, was set to end on January 30, 2025, and provided for the sale of 1,500 shares of our common stock.
On March 5, 2025, David Greenblatt, a director, terminated his previously adopted plan of transactions intended to satisfy the affirmative defense provided by Rule 10b5-1(c). This plan was entered into on December 4, 2024, was set to end on April 15, 2025, and provided for the sale of 4,000 shares of our common stock.
During the three months ended March 29, 2025, no director or officer of the Company other than Ms. Blount or Mr. Greenblatt, adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended March 29, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by Item 403 of Regulation S-K is incorporated herein by reference to our 2025 Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information as of March 29, 2025, with respect to the Company's compensation plans and individual compensation arrangements under which the Company's equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	126,189	$158.73	521,454
Equity compensation plans not approved by stockholders	—	—	—
Total	126,189	$158.73	521,454

(1) Includes 62,702 service and performance-based restricted stock units, for which there is no exercise price reflected in this column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.

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

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2015
3.4	Fourth Amended and Restated Bylaws of Cavco	Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on February 2, 2024
4.1	Description of Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.1*	Stock Incentive Plan of Cavco	Exhibit 10.6 to the Registration Statement on Form 10/A (File No. 000-08822) filed by Cavco on May 30, 2003
10.1.1*	Amendment to the Cavco Industries, Inc. Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2*	Cavco 2005 Stock Incentive Plan	Exhibit A to the Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on May 23, 2005
10.2.1*	First Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010
10.2.2*	Second Amendment to Cavco Industries, Inc. 2005 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015
10.2.3*	Form of Restricted Stock Award Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012
10.2.4*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016
10.2.5*	Form of Stock Option Agreement for Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2019
10.2.6*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement for Non-employee Directors	Exhibit 10.2.10 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2019
10.2.7*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Performance-based Restricted Stock Unit Award Agreement (2022)	Exhibit 10.2.7 to the Annual Report on Form 10-K for the fiscal year ended April 2, 2022
10.2.8*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Restricted Stock Unit Agreement for Employees	Exhibit 10.2.8 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2023
10.2.9*	Form of Cavco Industries, Inc. 2005 Stock Incentive Plan Performance-based Restricted Stock Unit Award Agreement (2023)	Exhibit 10.2.9 to the Annual Report on Form 10-K for the fiscal year ended April 1, 2023
10.3*	Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.1*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed on November 3, 2023

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
10.3.2*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Section 16 Employees and Above	Exhibit 10.1.2 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.3*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.1.3 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.4*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Performance-based Restricted Stock Unit Award Agreement	Exhibit 10.1.4 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.3.5*	Form of Cavco Industries, Inc. 2023 Omnibus Equity Incentive Plan Performance-based Restricted Stock Unit Award Agreement for Section 16 Employees and Above	Exhibit 10.1.5 to the Quarterly Report on Form 10-Q filed on November 3, 2023
10.4*	Employment Agreement, dated as of April 1, 2019, by and between William C. Boor and Cavco Industries, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2019
10.4.1*	Offer Letter, dated as of January 7, 2020, between the Company and Matthew Niño	Exhibit 10.3.6 to the Annual Report on Form 10-K for the fiscal year ended March 28, 2020
10.4.2*	Compensatory Arrangements of Allison K. Aden, dated as of August 5, 2021	Current Report on Form 8-K filed on August 10, 2021
10.4.3*	Severance Agreement, dated as of November 2, 2021, by and between Allison K. Aden and Cavco Industries, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
10.4.4*	Offer Letter, dated as of January 30, 2024, between the Company and Seth Schuknecht	Exhibit 10.4.7 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2024
10.4.5*	Severance Agreement, dated February 13, 2024, by and between Seth Schuknecht and Cavco Industries, Inc.	Exhibit 10.4.9 to the Annual Report on Form 10-K for the fiscal year ended March 30, 2024
10.4.6*	Offer Letter, dated as of July 30, 2024, between the Company and Regan Fackrell	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal year ended September 28, 2024
10.5*	Executive Officer Incentive Plan for Fiscal Year 2025	Quarterly Report on Form 10-Q filed on August 2, 2024
10.6*	Form of Officer Indemnification Agreement	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 2, 2024
10.7*	Form of Indemnification Agreement	Exhibit 10.5 to Current Report on Form 8-K filed on April 2, 2019
10.8*	Form of Change in Control Agreement	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021
10.9
Asset Purchase Agreement, dated July 23, 2021, by and among Commodore Homes, LLC, The Commodore Corporation, TCC Clarion Limited Partnership, TCC Pennwest, LLC and each of the individual equityholders named therein, and Barry S. Shein, in his capacity as Sellers' representative
Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2021
10.10
Amended and Restated Credit Agreement, dated November 12, 2024, among Cavco Industries, Inc., the guarantors party thereto, and Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer.
Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2024
10.10.1
First Amendment to the Amended and Restated Credit Agreement, dated as of March 10, 2025, among Cavco Industries, Inc., the guarantors party thereto, and Bank of America, N.A., as administrative agent.
Filed herewith
14	Code of Conduct	Filed herewith
19	Securities Trading Policy, dated January 27, 2025	Filed herewith
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of William C. Boor, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certificate of Allison K. Aden, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
97	Cavco Industries, Inc., Clawback Policy	Filed herewith
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement

**	These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	May 23, 2025	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	May 23, 2025
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	May 23, 2025
Allison K. Aden	(Principal Financial Officer)

/s/ Paul W. Bigbee	Chief Accounting Officer	May 23, 2025
Paul W. Bigbee	(Principal Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 23, 2025
Steven G. Bunger

/s/ Susan L. Blount	Director	May 23, 2025
Susan L. Blount

/s/ David A. Greenblatt	Director	May 23, 2025
David A. Greenblatt

/s/ Richard A. Kerley	Director	May 23, 2025
Richard A. Kerley

/s/ Steven W. Moster	Director	May 23, 2025
Steven W. Moster

/s/ Julia W. Sze	Director	May 23, 2025
Julia W. Sze

CAVCO INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cavco Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries Inc. and its subsidiaries (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended March 29, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 23, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty Reserve
As described in Notes 1 and 12 to the financial statements, the Company provides retail home buyers, builders or developers with a one-year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The Company’s warranty reserves were $33.2 million as of March 29, 2025 and estimated warranty costs are accrued in cost of sales at the time of sale. Management determines the warranty reserves based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used by management to calculate the warranty obligation are the estimated number of homes under warranty, including homes in distributor inventories, homes purchased by consumers within the one year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home.

We identified the warranty reserve as a critical audit matter because of the significant judgments made by management to estimate costs related to warranty reserves at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, specifically due to significant growth since inception, mixture of product sales, and variability in repair costs.

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

Phoenix, Arizona
May 23, 2025

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 29, 2025	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$356,225	$352,687
Restricted cash, current	18,535	15,481
Accounts receivable, net	105,849	77,123
Short-term investments	19,842	18,270
Current portion of consumer loans receivable, net	35,852	20,713
Current portion of commercial loans receivable, net	43,492	40,787
Current portion of commercial loans receivable from affiliates, net	2,881	2,529
Inventories	252,695	241,339
Prepaid expenses and other current assets	74,815	82,870
	910,186	851,799
Restricted cash	585	585
Investments	18,067	17,316
Consumer loans receivable, net	20,685	23,354
Commercial loans receivable, net	48,605	45,660
Commercial loans receivable from affiliate, net	4,768	2,065
Property, plant and equipment, net	227,620	224,199
Goodwill	121,969	121,934
Other intangibles, net	16,731	28,221
Operating lease right-of-use assets	35,576	39,027
Deferred income taxes	1,853	—
Total assets	$1,406,645	$1,354,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,195	$33,531
Accrued expenses and other current liabilities	265,971	239,736
Total current liabilities	303,166	273,267
Operating lease liabilities	31,538	35,148
Other liabilities	7,359	7,759
Deferred income taxes	—	4,575
Total liabilities	342,063	320,749
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,436,732 and 9,389,953 shares, respectively; Outstanding 8,008,012 and 8,320,718 shares, respectively	94	94
Treasury stock, at cost; 1,428,720 and 1,069,235 shares, respectively	(424,624)	(274,693)
Additional paid-in capital	290,940	281,216
Retained earnings	1,198,163	1,027,127
Accumulated other comprehensive income (loss)	9	(333)
Total stockholders' equity	1,064,582	1,033,411
Total liabilities and stockholders' equity	$1,406,645	$1,354,160
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Net revenue	$2,015,458	$1,794,792	$2,142,713
Cost of sales	1,549,867	1,367,890	1,587,781
Gross profit	465,591	426,902	554,932
Selling, general and administrative expenses	275,315	247,920	258,323
Income from operations	190,276	178,982	296,609
Interest income	21,089	20,998	10,679
Interest expense	(517)	(1,649)	(910)
Other income, net	222	849	385
Income before income taxes	211,070	199,180	306,763
Income tax expense	(40,034)	(41,275)	(65,922)
Net income	171,036	157,905	240,841
Less: net income attributable to redeemable noncontrolling interest	—	88	287
Net income attributable to Cavco common stockholders	$171,036	$157,817	$240,554

Comprehensive income
Net income	$171,036	$157,905	$240,841
Reclassification adjustment for securities sold	340	95	(16)
Applicable income taxes	(71)	(20)	3
Net change in unrealized position of investments held	94	262	(252)
Applicable income taxes	(21)	(55)	53
Comprehensive income	171,378	158,187	240,629
Less: comprehensive income attributable to redeemable noncontrolling interest	—	88	287
Comprehensive income attributable to Cavco common stockholders	$171,378	$158,099	$240,342

Net income per share attributable to Cavco common stockholders
Basic	$20.97	$18.55	$27.20
Diluted	$20.71	$18.37	$26.95
Weighted average shares outstanding:
Basic	8,157,615	8,506,673	8,844,326
Diluted	8,259,956	8,591,911	8,924,452

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders' Equity
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 2, 2022	9,292,278	$93	$(61,040)	$263,049	$628,756	$(403)	$830,455	$825
Net income	—	—	—	—	240,554	—	240,554	287
Other comprehensive loss, net	—	—	—	—	—	(212)	(212)	—
Net issuance of common stock under stock incentive plans	44,847	—	—	2,637	—	—	2,637	—
Stock-based compensation	—	—	—	6,264	—	—	6,264	—
Common stock repurchases	—	—	(103,412)	—	—	—	(103,412)	—
Distributions	—	—	—	—	—	—	—	(780)
Valuation adjustment	—	—	—	—	—	—	—	887
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	157,817	—	157,817	88
Other comprehensive income, net	—	—	—	—	—	282	282	—
Net issuance of common stock under stock incentive plans	52,828	1	—	2,506	—	—	2,507	—
Stock-based compensation	—	—	—	6,760	—	—	6,760	—
Common stock repurchases	—	—	(110,241)	—	—	—	(110,241)	—
Distributions	—	—	—	—	—	—	—	(300)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Conversion to mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(974)
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411	$—
Net income	—	—	—	—	171,036	—	171,036	—
Other comprehensive income, net	—	—	—	—	—	342	342	—
Net issuance of common stock under stock incentive plans	46,779	—	—	1,041	—	—	1,041	—
Stock-based compensation	—	—	—	8,683	—	—	8,683	—
Common stock repurchases	—	—	(149,931)	—	—	—	(149,931)	—
Balance, March 29, 2025	9,436,732	$94	$(424,624)	$290,940	$1,198,163	$9	$1,064,582	$—
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES
Net income	$171,036	$157,905	$240,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,259	18,525	16,903
Loss on infinite-lived intangible write-off	9,960	—	—
Provision for loan losses	(511)	(632)	(517)
Deferred income taxes	(6,519)	(3,081)	2,110
Stock-based compensation expense	8,683	6,760	6,264
Non-cash interest income, net	(1,028)	(1,511)	(457)
Loss (gain) on sale or retirement of property, plant and equipment, net	58	132	(281)
Gain on investments and sale of loans, net	(1,687)	(9,041)	(12,300)
Distribution of earnings from equity method investments	—	—	4,306
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(28,771)	11,566	10,238
Consumer loans receivable originated	(66,115)	(90,841)	(177,970)
Proceeds from sales of consumer loans	51,078	91,514	186,017
Principal payments received on consumer loans receivable	5,549	6,760	8,967
Inventories	(11,356)	44,856	38,866
Prepaid expenses and other current assets	7,694	7,971	(20,037)
Commercial loans receivable originated	(143,371)	(111,245)	(132,050)
Principal payments received on commercial loans receivable	135,093	117,302	98,196
Accounts payable and accrued expenses and other current liabilities	29,444	(22,258)	(13,403)
Net cash provided by operating activities	178,496	224,682	255,693
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21,427)	(17,421)	(44,106)
Payments for acquisitions, net	—	(19,195)	(105,662)
Proceeds from sale of property, plant and equipment and assets held for sale	184	4,805	1,816
Purchases of investments	(28,115)	(13,026)	(12,533)
Proceeds from sale of investments	25,403	13,128	18,931
Return of invested capital from equity method investments	—	—	12,213
Net cash used in investing activities	(23,955)	(31,709)	(129,341)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(3,441)	(1,988)	(1,072)
Proceeds from exercise of stock options	4,483	4,495	3,709
Payments on secured financings and other	(311)	(488)	(641)
Payments for common stock repurchases	(148,680)	(109,309)	(103,412)
Distributions to noncontrolling interest	—	(420)	(780)
Net cash used in financing activities	(147,949)	(107,710)	(102,196)
Net increase in cash, cash equivalents and restricted cash	6,592	85,263	24,156
Cash, cash equivalents and restricted cash at beginning of the fiscal year	368,753	283,490	259,334
Cash, cash equivalents and restricted cash at end of the fiscal year	$375,345	$368,753	$283,490
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$45,582	$36,757	$82,438
Cash paid during the year for interest	$11	$801	$619
Supplemental disclosures of noncash activity:
Change in GNMA loans eligible for repurchase	$(1,067)	$(3,287)	$(2,494)
Right-of-use assets recognized and operating lease obligations incurred	$2,142	$15,009	$14,455
Non-cash consideration for acquisitions	$—	$5,430	$—

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events after the balance sheet date of March 29, 2025, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC") and there were no disclosable subsequent events. In addition, references throughout to numbered "Notes" refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
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
Fiscal Year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year ended on March 29, 2025. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks.
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
Some of our independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 29, 2025.
Factory-Built Housing Revenue Recognition - Retail. Sales by Company-owned retail stores are generally recognized when the customer has entered into a legally binding sales contract, the home is delivered and permanently located at the customer's site, the home is accepted by the customer, title has transferred and collectability is probable.
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
Accounts Receivable. We extend credit terms on a customer-by-customer basis in the normal course of business, subject to normal industry risk, with many requiring a cash deposit with a sales order or payment upon delivery of a home. We review accounts receivable for estimated losses that may result from customers' inability to pay. As of March 29, 2025 and March 30, 2024, there were no allowances for credit losses. Accounts receivable, net at March 29, 2025, March 30, 2024, and April 1, 2023 was $105.8 million, $77.1 million, and $89.3 million respectively.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. Our investments include marketable debt and equity securities and non-marketable equity investments. Changes in unrealized net holding gains and losses on marketable equity securities are reported in earnings. Unrealized net holding gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 4). As of March 29, 2025, we have determined that all losses on available-for-sale debt securities were from market factors, and therefore we had no valuation allowance on such investments.
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
Allowance for Loan Losses. ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires a forward-looking impairment model based on expected losses rather than incurred losses. As of March 29, 2025 and March 30, 2024, we had an allowance for loan losses of $0.9 million and $1.1 million, respectively, on our consumer loans receivable (see Note 6).
To determine the appropriate level of the allowance for loan loss on our commercial loans receivable, we collectively evaluate loans based on their terms and duration. We have historically been able to resell repossessed homes, thereby mitigating loss exposure. However, if a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. If we determine that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. We recorded allowance for loan losses of $0.4 million and $0.8 million at March 29, 2025 and March 30, 2024, respectively, related to commercial loans receivable (see Note 7).
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
Asset Impairment. We periodically evaluate the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are primarily determined based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. There were no impairment losses recognized in fiscal years 2025, 2024 or 2023.

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
Goodwill and Other Intangibles, Net. We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. As such, we test goodwill at least annually for impairment. As of March 29, 2025, all of our goodwill is attributable to the factory-built housing reporting segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are generally amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed at least annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount. In the fourth quarter of fiscal year 2025, the Company performed a strategic brand realignment. As a result, Cavco recorded a non-cash charge of $10.0 million in Selling, general and administrative expenses related to the adjustment of legacy indefinite lived trade name values.
We performed our annual goodwill impairment analysis as of March 29, 2025, and determined that it was more likely than not that the fair value of the factory-built housing reporting segment exceeded its respective carrying value. There was no impairment recognized during fiscal years 2025, 2024 or 2023.
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
Freight. Substantially all freight costs are recovered from our distributors and are included in Net revenue. Freight charges of $66.0 million, $50.9 million and $61.5 million were recognized in fiscal years 2025, 2024 and 2023, respectively.
Reserve for Repurchase Commitment. We are contingently liable under terms of repurchase agreements with the financial institutions that provide inventory financing to certain distributors of our products. These arrangements, which are customary in the industry, provide the lender a guarantee that we will repurchase our products in the event of default by the distributor. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The risk of loss under these agreements is spread over numerous distributors and the repurchase price generally declines over the period of the agreement (generally 18 to 24 months), further reduced by the resale value of repurchased homes. We apply FASB ASC 460, Guarantees ("ASC 460"), to account for our liability for repurchase commitments. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period in conjunction with applicable curtailment arrangements and is eliminated once the distributor sells the home. Changes in the reserve are recorded as an adjustment to Net revenue. See Note 17 for further discussion.

Reserve for Property Casualty Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Our reserve process takes into account known facts and interpretations of circumstances and factors, including experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $16.2 million and $10.5 million as of March 29, 2025 and March 30, 2024, respectively, of which $7.3 million and $5.2 million related to incurred but not reported ("IBNR") losses, respectively.
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
Advertising. Advertising costs are expensed as incurred and were $4.6 million in fiscal year 2025, $3.6 million in fiscal year 2024 and $2.0 million in fiscal year 2023.
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

Income Taxes. We account for income taxes pursuant to FASB ASC 740, Income Taxes ("ASC 740"), and provide for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.
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
Other Income, net. Other income, net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses on the sale of property, plant and equipment.
Stock-Based Compensation. Stock-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which a grantee is required to provide service in exchange for the award. Stock-based compensation expense is classified in the same line item of our Consolidated Statements of Comprehensive Income as other payroll-related expenses specific to the grantee. Compensation expense related to service-based restricted stock units ("RSUs") is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis).
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
Redeemable Noncontrolling Interest. In fiscal year 2017, we purchased a 50% ownership interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively "Craftsman" or the "Entities") with an additional 20% acquired during fiscal year 2022. This additional purchase gave us a controlling interest, resulting in consolidation of the Entities and the recognition of a noncontrolling interest for the remaining third party ownership. Adjustments in the redemption value of the noncontrolling interest were recorded to Interest expense.
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
During fiscal year 2024, we executed amendments to the Membership Interest Purchase Agreement to acquire the entire remaining 30% for cash on January 1, 2024. Upon execution of the amendments, the remaining 30% became mandatorily redeemable, and the value attributed to the Redeemable noncontrolling interest was reclassified to Accrued expenses and other current liabilities on the Consolidated Balance Sheets at the estimated redemption value. On January 1, 2024 we acquired the remaining 30% interest.

Accumulated Other Comprehensive Income (Loss). AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4) and is presented net of tax. Accumulated unrealized gain on available-for-sale debt securities at the end of fiscal year 2025 was insignificant before and after tax. Accumulated unrealized loss on available-for-sale debt securities at the end of fiscal year 2024 was $0.4 million before tax, with an associated tax amount of $0.1 million, for a net unrealized loss of $0.3 million.
Treasury Stock. We record repurchases of our common stock as treasury stock at cost. As we do not have a formal retirement plan for the shares acquired, and the ultimate disposition has not yet been decided, we show the cost of the acquired stock separately as a deduction from equity. Beginning January 1, 2023, the Inflation Reduction Act of 2022 imposed a 1% excise tax on the aggregate fair market value of stock repurchased by certain corporations during the taxable year, subject to adjustments. We have calculated the excise tax on purchases from the effective date through March 29, 2025, and this amount is recorded as an increase in our treasury stock.
Net Income Per Share. Basic earnings per share of common stock is computed based on the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per share of common stock is computed based on the combination of dilutive shares of common stock equivalents, comprised of shares issuable under the Company's stock-based compensation plans and the weighted-average number of shares of common stock outstanding during the reporting period. Dilutive shares of common stock equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method (see Note 19).
Recently Issued or Adopted Accounting Pronouncements. The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the identification and disclosure of the Company’s Chief Operating Decision Maker ("CODM"), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 effective for the annual period beginning March 31, 2024, and applied it retrospectively to all prior periods presented in these financial statements. See Note 24.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures ("ASU 2023-09"), which requires greater disaggregation of income tax disclosures. ASU 2023-09 requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements.

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
Site Improvements on Retail Sales. We recognize sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements. Such services are provided as a convenience to the customer. As we are involved in the selection of subcontractors and ultimately responsible for execution of these services, under FASB ASC 606, Revenue from Contracts with Customers, we recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2025, 2024 and 2023 were $65.0 million, $57.6 million and $53.3 million, respectively.
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

	March 29, 2025	March 30, 2024	April 1, 2023
Factory-built housing
Home sales	$1,838,371	$1,631,650	$2,017,399
Delivery, setup and other revenues	94,740	84,957	52,051
	1,933,111	1,716,607	2,069,450
Financial services
Insurance agency commissions received from third-party insurance companies	5,179	4,258	3,754
All other sources	77,168	73,927	69,509
	82,347	78,185	73,263
	$2,015,458	$1,794,792	$2,142,713

3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	March 29, 2025	March 30, 2024
Cash related to CountryPlace customer payments to be remitted to third parties	$14,923	$12,993
Other restricted cash	4,197	3,073
	19,120	16,066
Less current portion	(18,535)	(15,481)
	$585	$585

Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	March 29, 2025	March 30, 2024	April 1, 2023
Cash and cash equivalents	$356,225	$352,687	$271,427
Restricted cash	19,120	16,066	12,063
	$375,345	$368,753	$283,490
4. Investments
Investments consisted of the following (in thousands):

	March 29, 2025	March 30, 2024
Available-for-sale debt securities	$21,415	$18,669
Marketable equity securities	11,425	11,961
Non-marketable equity investments	5,069	4,956
	37,909	35,586
Less short-term investments	(19,842)	(18,270)
	$18,067	$17,316
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

The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	March 29, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$4,122	$19	$(21)	$4,120
State and political subdivision debt securities	6,955	39	(18)	6,976
Corporate debt securities	10,326	38	(45)	10,319
	$21,403	$96	$(84)	$21,415

	March 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$2,933	$—	$(68)	$2,865
State and political subdivision debt securities	5,041	7	(118)	4,930
Corporate debt securities	11,117	4	(247)	10,874
	$19,091	$11	$(433)	$18,669

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	March 29, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$473	$(2)	$1,036	$(19)	$1,509	$(21)
State and political subdivision debt securities	—	—	1,633	(18)	1,633	(18)
Corporate debt securities	—	—	4,431	(45)	4,431	(45)
	$473	$(2)	$7,100	$(82)	$7,573	$(84)

	March 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$2,014	$(24)	$833	$(44)	$2,847	$(68)
State and political subdivision debt securities	493	(1)	3,442	(117)	3,935	(118)
Corporate debt securities	397	(3)	8,501	(244)	8,898	(247)
	$2,904	$(28)	$12,776	$(405)	$15,680	$(433)
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of March 29, 2025. Further, we do not intend to, and it is more likely than not that we will not be required to, sell the investments before recovery of their amortized cost.
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	March 29, 2025
	Amortized Cost	Fair Value
Due in less than one year	$8,162	$8,118
Due after one year through five years	7,189	7,235
Due after five years through ten years	1,930	1,942
Mortgage-backed securities	4,122	4,120
	$21,403	$21,415
We recognize investment gains and losses on available-for-sale debt securities when we sell or otherwise dispose of securities using the specific identification method. There were no gross gains realized on the sale of available-for-sale debt securities in fiscal years 2025, 2024 or 2023. There were no gross losses realized on the sale of available-for-sale debt securities in fiscal years 2025, 2024 or 2023.

We recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses on marketable equity securities for fiscal years 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Marketable equity securities:
Net (losses) gains recognized during the period	$(1,000)	$1,869	$561
Less: Net (gains) recognized on securities sold during the period	(1,175)	(348)	(958)
Unrealized (losses) gains recognized during the period on securities still held	$(2,175)	$1,521	$(397)
5. Inventories
Inventories consisted of the following (in thousands):

	March 29, 2025	March 30, 2024
Raw materials	$79,098	$78,241
Work in process	29,808	27,977
Finished goods	143,789	135,121
	$252,695	$241,339

6. Consumer Loans Receivable, Net
The following table summarizes consumer loans receivable (in thousands):

	March 29, 2025	March 30, 2024
Loans held for investment, previously securitized	$13,775	$16,968
Loans held for investment	12,196	12,826
Loans held for sale	27,981	15,140
Construction advances	4,210	722
	58,162	45,656
Deferred financing fees and other, net	(686)	(523)
Allowance for loan losses	(939)	(1,066)
	56,537	44,067
Less current portion	(35,852)	(20,713)
	$20,685	$23,354

The allowance for loan losses reflects our judgment of the probable loss exposure on loans held for investment. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	March 29, 2025	March 30, 2024
Allowance for loan losses at beginning of fiscal year	$1,066	$1,153
Change in estimated loan losses, net	(103)	(87)
Charge-offs	(24)	—
Recoveries	—	—
Allowance for loan losses at end of fiscal year	$939	$1,066
The consumer loans held for investment had the following characteristics:

	March 29, 2025	March 30, 2024
Weighted average contractual interest rate	7.9%	8.1%
Weighted average effective interest rate	10.3%	10.4%
Weighted average months to maturity	221	196
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable, net (in thousands):

	March 29, 2025	March 30, 2024
Current	$56,401	$43,810
31 to 60 days	1,082	1,063
61 to 90 days	4	131
91+ days	675	652
	$58,162	$45,656
The following table disaggregates gross consumer loans receivable, net by credit quality indicator at loan inception and fiscal year of origination (in thousands):

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$18,133	$9,209	$323	$92	$761	$13,197	$41,715
Near Prime- FICO score 620-679	2,948	1,210	—	—	1,026	9,000	14,184
Sub-Prime- FICO score less than 620	537	—	—	—	17	680	1,234
No FICO score	317	441	—	—	—	271	1,029
	$21,935	$10,860	$323	$92	$1,804	$23,148	$58,162

	March 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Prime- FICO score 680 and greater	$14,107	$328	$96	$885	$1,808	$14,425	$31,649
Near Prime- FICO score 620-679	1,633	—	—	1,202	942	8,684	12,461
Sub-Prime- FICO score less than 620	—	—	—	18	49	723	790
No FICO score	447	—	—	—	—	309	756
	$16,187	$328	$96	$2,105	$2,799	$24,141	$45,656
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of March 29, 2025, 54% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11% was concentrated in Florida. As of March 30, 2024, 46% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 10% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of consumer loans receivable as of March 29, 2025 or March 30, 2024.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the estimated costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $0.2 million as of March 29, 2025 and $0.7 million as of March 30, 2024, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $0.5 million and $0.4 million as of March 29, 2025 and March 30, 2024, respectively.
7. Commercial Loans Receivable, Net
The commercial loans receivable, net balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers. We also provide loans to independent floor plan lenders that then lend to distributors to finance their inventory purchases. The notes are secured by the homes as collateral and, in some instances, other security. Other terms of direct arrangements vary, depending on the needs of the borrower and the opportunity for the Company.
Commercial loans receivable, net consisted of the following (in thousands):

	March 29, 2025	March 30, 2024
Loans receivable (including from affiliates)	$100,297	$91,938
Allowance for loan losses	(361)	(781)
Deferred financing fees, net	(190)	(116)
	99,746	91,041
Less current portion of commercial loans receivable (including from affiliates), net	(46,373)	(43,316)
	$53,373	$47,725

The commercial loans receivable, net balance had the following characteristics:

	March 29, 2025	March 30, 2024
Weighted average contractual interest rate	8.3%	7.4%
Weighted average months outstanding	10	12
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
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	March 29, 2025	March 30, 2024
Balance at beginning of fiscal year	$781	$1,586
Change in estimated loan losses, net	(420)	(805)
Balance at end of fiscal year	$361	$781
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. Our policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. We will resume accrual of interest once these factors have been remedied. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal, and charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At March 29, 2025, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
The following table disaggregates our commercial loans receivable, net by credit quality indicator and fiscal year of origination (in thousands):

	March 29, 2025
	2025	2024	2023	2022	2021	Total
Performing	$66,843	$24,215	$7,006	$1,014	$1,219	$100,297

	March 30, 2024
	2024	2023	2022	2021	2020	Total
Performing	$57,691	$25,066	$4,823	$2,144	$2,214	$91,938
As of March 29, 2025 and March 30, 2024, approximately 17% and 18%, respectively, of our outstanding commercial loans receivable principal balance was concentrated in New York and as of March 29, 2025, approximately 16% was concentrated in California. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of March 29, 2025 or March 30, 2024.
We had concentrations with one independent third-party and its affiliates that equaled 10% and 13% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of March 29, 2025 and March 30, 2024, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.

8. Property, Plant and Equipment, net
Property, plant and equipment, net, consisted of the following (in thousands):

	March 29, 2025	March 30, 2024
Property, plant and equipment, at cost:
Buildings and improvements	$173,769	$171,516
Machinery and equipment	91,232	81,142
Land	39,829	39,822
Construction in progress	16,117	8,405
	320,947	300,885
Accumulated depreciation	(93,327)	(76,686)
	$227,620	$224,199
Depreciation expense was $17.7 million in fiscal year 2025, $17.0 million in fiscal year 2024 and $14.8 million in fiscal year 2023.
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

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of March 29, 2025 and March 30, 2024 (in thousands):

	Classification	March 29, 2025	March 30, 2024
ROU assets
Operating lease assets	Operating lease right-of-use assets	$35,576	$39,027
Finance lease assets	Property, plant and equipment, net (1)	5,738	5,913
Total lease assets		$41,314	$44,940

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,925	$5,303
Finance lease liabilities	Accrued expenses and other current liabilities	83	80
Non-current:
Operating lease liabilities	Operating lease liabilities	31,538	35,148
Finance lease liabilities	Other liabilities	6,003	6,086
Total lease liabilities		$43,549	$46,617
(1) Recorded net of accumulated amortization of $0.6 million and $0.4 million as of March 29, 2025 and March 30, 2024, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statements of Comprehensive Income for the years ended March 29, 2025, March 30, 2024 and April 1, 2023 (in thousands):

		Year Ended
Lease Expense Category	Classification	March 29, 2025	March 30, 2024	April 1, 2023
Operating lease expense (2)
	Cost of sales	$1,119	$1,119	$1,190
	Selling, general and administrative expenses	5,037	4,693	4,059
Finance lease expense
Amortization of leased assets	Cost of sales	145	175	175
Interest on lease liabilities	Interest expense	276	279	283
Total lease expense		$6,577	$6,266	$5,707
(2) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases were as follows (in thousands):

	March 29, 2025	March 30, 2024	April 1, 2023
Operating leases	$5,648	$6,694	$5,609
Finance leases	267	356	356

The present value of minimum payments for future fiscal years under non-cancelable leases as of March 29, 2025 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
2026	$6,374	$356	$6,730
2027	4,901	356	5,257
2028	4,332	356	4,688
2029	4,120	356	4,476
2030	4,074	356	4,430
Thereafter	22,335	9,874	32,209
	46,136	11,654	57,790
Less: Amount representing interest	(8,673)	(5,568)	(14,241)
	$37,463	$6,086	$43,549
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of March 29, 2025:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	9.0	4.9%
Finance leases	32.8	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	March 29, 2025			March 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$121,969	$—	$121,969	$121,934	$—	$121,934
Trademarks and trade names	7,020	—	7,020	16,980	—	16,980
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	130,089	—	130,089	140,014	—	140,014
Finite lived:
Customer relationships	15,000	(6,676)	8,324	15,000	(5,314)	9,686
Other	1,114	(827)	287	1,114	(659)	455
	$146,203	$(7,503)	$138,700	$156,128	$(5,973)	$150,155

Changes in the carrying amount of Goodwill were as follows for the years ended March 29, 2025 and March 30, 2024 (in thousands).

April 1, 2023	$114,547
Acquisitions(1)	7,387
March 30, 2024	121,934
Acquisitions(1)	(35)
March 29, 2025	$121,969

(1)Acquisitions includes any adjustments to Goodwill during the measurement period. The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. No measurement periods are open as of March 29, 2025.
At March 29, 2025 and March 30, 2024 , the Company had Goodwill of $121,969 and $121,934, respectively. The change is due to adjustments to prior year acquisitions. All Goodwill resides in the factory-built housing segment. At March 29, 2025 there are no accumulated impairment losses related to Goodwill.
In the fourth quarter of fiscal year 2025, the Company performed a strategic brand realignment. As a result, Cavco recorded a non-cash charge of $10.0 million in Selling, general and administrative expenses related to the adjustment of legacy indefinite lived trade name values.
Amortization expense recognized on intangible assets was $1.5 million during fiscal year 2025, $1.6 million during fiscal year 2024 and $2.1 million during fiscal year 2023. Customer relationships have a weighted average remaining life of 5.9 years and other finite lived intangibles have a weighted average remaining life of 1.5 years.
Expected amortization for future fiscal years is as follows (in thousands):

2026	$1,488
2027	1,415
2028	1,299
2029	1,265
2030	985
Thereafter	2,159
$8,611

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 29, 2025	March 30, 2024
Customer deposits	$46,934	$40,856
Salaries, wages and benefits	45,640	38,125
Unearned insurance premiums	33,863	33,449
Estimated warranties	33,189	31,718
Accrued volume rebates	21,208	21,167
Insurance loss reserves	16,201	10,540
Accrued self-insurance	13,094	14,124
Other	55,842	49,757
	$265,971	$239,736
12. Warranties
Activity in the liability for estimated warranties for fiscal years 2025, 2024 and 2023 was as follows (in thousands):

	March 29, 2025	March 30, 2024	April 1, 2023
Balance at beginning of fiscal year	$31,718	$31,368	$26,250
Purchase accounting additions	—	—	1,250
Charged to costs and expenses	52,515	60,219	50,157
Payments and deductions	(51,044)	(59,869)	(46,289)
Balance at end of fiscal year	$33,189	$31,718	$31,368
13. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	March 29, 2025	March 30, 2024
Finance lease liabilities	$6,086	$6,166
Other secured financing	1,594	1,916
	7,680	8,082
Less current portion included in Accrued expenses and other current liabilities	(321)	(323)
	$7,359	$7,759

Scheduled maturities for future fiscal years of the Company's obligations consist of the following (in thousands).

2026	$321
2027	296
2028	281
2029	265
2030	252
Thereafter	6,265
$7,680
Actual payments may vary from those above, resulting from prepayments or other factors.
See Note 9 for further discussion of the finance lease obligations.
14. Debt
On November 12, 2024, Company entered into that certain Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), providing for a $75 million revolving credit facility (the "Revolving Credit Facility"), including a $10 million letter of credit sub-facility. The Revolving Credit Facility matures on November 12, 2029. The Credit Agreement amends and restates the previous credit agreement between the parties entered into on November 22, 2022.
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
In addition, the Credit Agreement includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million.
As of March 29, 2025, there were no borrowings outstanding under the Revolving Credit Facility or the previous agreement entered into on November 22, 2022 and we were in compliance with all covenants.

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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Year Ended
	March 29, 2025		March 30, 2024
	Written	Earned	Written	Earned
Direct premiums	$46,127	$48,761	$47,448	$39,352
Assumed premiums—nonaffiliated	43,534	40,713	37,426	35,630
Ceded premiums—nonaffiliated	(32,290)	(32,290)	(26,273)	(26,273)
	$57,371	$57,184	$58,601	$48,709
Typical insurance policies written or assumed have a maximum coverage of $0.4 million per claim, of which we cede $0.2 million of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $0.3 million per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $90.0 million in the aggregate for that occurrence.
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
Standard Casualty establishes reserves for claims and claims expense on reported and IBNR claims of non-reinsured losses. The following details the activity in the reserve for fiscal years 2025, 2024 and 2023 (in thousands):

	March 29, 2025	March 30, 2024	April 1, 2023
Balance at beginning of fiscal year	$10,540	$10,939	$8,149
Net incurred losses during the year	43,410	37,490	33,466
Net claim payments during the year	(37,749)	(37,889)	(30,676)
Balance at end of fiscal year	$16,201	$10,540	$10,939
16. Income Taxes
The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. The following details the provision for income taxes for fiscal years 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Current
Federal	$37,755	$36,023	$51,190
State	8,665	8,094	12,709
Foreign	133	218	50
	46,553	44,335	63,949
Deferred
Federal	(6,022)	(2,884)	2,705
State	(497)	(98)	(732)
Foreign	—	(78)	—
	(6,519)	(3,060)	1,973
	$40,034	$41,275	$65,922
A reconciliation of income taxes computed by applying the expected federal statutory income tax rate of 21% for fiscal years 2025, 2024 and 2023 to income before income taxes reported in the Consolidated Statements of Comprehensive Income is as follows (in thousands):

	2025	2024	2023
Federal income tax at statutory rate	$44,325	$41,828	$64,420
State income taxes, net of federal benefit	8,630	7,984	12,172
Tax credits	(12,047)	(6,662)	(10,847)
Other	(874)	(1,875)	177
	$40,034	$41,275	$65,922

Net deferred tax assets and liabilities were as follows (in thousands):

	March 29, 2025	March 30, 2024
Net deferred tax (liabilities) assets
Goodwill	$(17,935)	$(17,080)
Fixed assets and depreciation	(13,291)	(14,678)
Research and experimentation expenditures	8,023	5,940
Warranty reserves	8,016	7,668
Operating lease liability	6,312	7,446
Lease right of use asset	(5,862)	(7,108)
Salaries, wages and benefits	3,592	3,176
Rebates payable	3,317	2,868
Inventory	2,983	2,913
Stock based compensation	1,503	1,838
Other	5,195	2,442
	$1,853	$(4,575)
The effective income tax rate for the current year was positively impacted by the recognition of tax credits. Of the total tax credits, $10.5 million related to the sale of energy efficient homes and Energy Star credits available under the Internal Revenue Code §45L and $1.6 million related to the Research and Development, and Work Opportunity Tax Credits. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022.

We recorded an insignificant amount of unrecognized tax benefits during fiscal years 2025, 2024 and 2023, and there would be an insignificant effect on the effective tax rate if all unrecognized tax benefits were recognized. We classify interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefit related to any particular tax position is not anticipated to change significantly within the next 12 months. We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.
We periodically evaluate the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for, or amount of, any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 29, 2025, we had state net operating loss carryforwards totaling $1.5 million, which begin to expire in 2038, and no associated valuation allowance. We have evaluated our historical profits earned and forecasted taxable income and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits, as we have historically, and to meet these forecasts in future periods.
Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions, and in Mexico. In general, we are no longer subject to examination by the IRS for years before fiscal year 2022 or state and local income tax examinations by tax authorities for years before fiscal year 2021; however, we have filed refund claims for fiscal 2018 and 2020 which are currently being processed by the IRS.
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
The maximum amount for which the Company was liable under such agreements approximated $133 million at March 29, 2025, $121 million at March 30, 2024 and $178 million at April 1, 2023, without reduction for the resale value of the homes. For all of fiscal 2025, we received one demand notice covering 2 homes. The inventory was obtained and resold to other dealers. Our reserve for repurchase commitments was $3.3 million at March 29, 2025 and $2.9 million at March 30, 2024.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 29, 2025	March 30, 2024
Construction loan contract amount	$12,366	$1,960
Cumulative advances	(4,210)	(722)
	$8,156	$1,238

Representations and Warranties of Mortgages Sold. We sell loans to GSEs and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide to GSEs and whole-loan purchasers and lenders representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the sale transaction, including compliance with underwriting standards or loan criteria established by the buyer, and our ability to deliver documentation in compliance with applicable laws. Generally, representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase. We manage the risk of repurchase through underwriting and quality assurance practices and by servicing the mortgage loans to investor standards. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $0.6 million as of March 29, 2025 and $0.6 million as of March 30, 2024, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. We consider a variety of assumptions, including borrower performance (both actual and estimated future defaults), historical repurchase demands and loan default rates to estimate the liability for loan repurchases and indemnifications. There were no claim requests that resulted in the repurchase of a loan during the year ended March 29, 2025. In addition, we are subject to minimum net worth requirements and were in compliance for the year ended March 29, 2025.
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
As of March 29, 2025, we had outstanding IRLCs with a notional amount of $16.3 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets if in a net favorable position, or Accrued expenses and other current liabilities if in a net unfavorable position, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal years 2025 and 2024 we recognized insignificant non-cash losses on outstanding IRLCs. During fiscal year 2023 we recognized an insignificant non-cash gain on outstanding IRLCs.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities and whole loan sale commitments (collectively "Commitments"). As of March 29, 2025, we had $20.8 million in outstanding Commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of Commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the fiscal year ended March 29, 2025, we recognized an insignificant non-cash loss on Commitments. During the fiscal year ended March 30, 2024, we recognized an insignificant non-cash gain on Commitments. During the fiscal year ended April 1, 2023, we recognized non-cash losses of $0.3 million on Commitments.

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
18. Stock-Based Compensation
The Company maintains stock incentive plans whereby stock option grants or awards of RSUs may be made to certain officers, directors and key employees. In August 2023, our stockholders approved the 2023 Omnibus Equity Incentive Plan (the “Plan”). The Plan supersedes and replaces the Company's 2005 Stock Incentive Plan, as amended (the “2005 Plan”). No further awards will be made pursuant to the 2005 Plan; provided, that the 2005 Plan shall remain in effect until all awards granted under the 2005 Plan have vested or been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such grants. The Plan permits the award of up to 550,000 shares of the Company's common stock, of which 521,454 shares were still available for grant as of March 29, 2025. The exercise price of stock option awards may not be below 100% of the fair market value of the Company's common stock at the date of grant. Stock options vest over a defined period as determined by the plan administrator (the Compensation Committee of the Board, which consists of independent directors), but typically is no more than five years and generally expire ten years from the date of grant. Upon option exercise, new shares of the Company's common stock are issued. Service-based RSUs vest over a defined period, typically three years. Performance-based RSUs vest based on the achievement of certain criteria, determined by the plan administrator, over the measurement period which is generally three years. When RSUs vest, unrestricted shares of common stock are issued. The stock incentive plans provide for accelerated vesting of stock option awards and RSUs when the participant is involuntarily terminated upon a change in control (as defined in the plans).
We apply the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. Stock compensation expense was approximately $8.7 million, $6.8 million and $6.3 million for fiscal years 2025, 2024 and 2023, respectively. As of March 29, 2025, total unrecognized compensation cost was approximately $9.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.78 years.

Stock Options. The following table summarizes stock option activity for fiscal years 2025, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 2, 2022	192,913	$157.23
Exercised	(44,237)	137.28
Forfeited, canceled or expired	(5,100)	241.23
Outstanding at April 1, 2023	143,576	$160.40	2.88	$22,591
Exercised	(48,637)	145.38
Forfeited, canceled or expired	(538)	183.83
Outstanding at March 30, 2024	94,401	$168.00	2.21	$21,812
Exercised	(34,861)	183.77
Forfeited, canceled or expired	(100)	183.83
Outstanding at March 29, 2025	59,440	$158.73	1.43	$21,115

Exercisable at April 1, 2023	116,434	$155.38	2.70	$18,887
Exercisable at March 30, 2024	89,474	$167.13	2.15	$20,752
Exercisable at March 29, 2025	59,440	$158.73	1.43	$21,115
There were no grants of stock options in fiscal years 2025, 2024 or 2023.
The total intrinsic value of options exercised during fiscal years 2025, 2024 and 2023 was $10.1 million, $7.8 million and $5.7 million, respectively.
Restricted Stock Awards. A summary of RSU activity for fiscal years 2025, 2024 and 2023 is as follows:

	Number of Service-based units	Weighted Average Grant Date Fair Value per share
Outstanding at April 2, 2022	17,647	$229.39
Awarded	18,965	227.99
Released	(6,714)	234.55
Forfeited	(1,030)	283.27
Outstanding at April 1, 2023	28,868	$225.35
Awarded	17,511	294.06
Released	(12,541)	231.70
Forfeited	(1,254)	250.71
Outstanding at March 30, 2024	32,584	$258.85
Awarded	14,791	381.35
Released	(16,314)	260.81
Forfeited	(440)	342.62
Outstanding at March 29, 2025	30,621	$315.85

The total intrinsic value of RSUs released during fiscal years 2025, 2024 and 2023 was $8.4 million, $3.6 million and $1.6 million, respectively.

	Number of Performance-based units	Weighted Average Grant Date Fair Value per share
Outstanding at April 2, 2022	20,054	$183.62
Awarded	11,730	209.87
Additional shares granted by performance	2,489	158.36
Released	(8,822)	158.36
Outstanding at April 1, 2023	25,451	$202.00
Awarded	12,125	295.01
Additional shares granted by performance	1,658	167.84
Released	(6,988)	167.95
Forfeited	(2,128)	220.67
Outstanding at March 30, 2024	30,118	$244.15
Awarded	13,514	360.07
Additional shares granted by performance	1,940	149.27
Released	(8,627)	194.38
Forfeited	(817)	166.08
Outstanding at March 29, 2025	36,128	$292.98
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2025	11,187
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2026	11,427
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2027	13,514
Grants of performance-based RSUs are shown in the table above at the target amount in the year of the award. Additional shares awarded based upon achievement above target specified performance criteria are shown in the table above when they vest, which is generally in the first quarter of the fiscal year following the performance year. Cancellations of target awards based upon achievement below target specified performance criteria are shown in the table above in the period they are canceled, which is generally in the first quarter of the fiscal year following the performance year. The total intrinsic value of performance based RSUs released during fiscal years 2025, 2024 and 2023 was $0.9 million, $2.1 million and $1.9 million respectively.
Actual performance exceeded the target established for the three-year performance-based RSUs granted in fiscal year 2023. As a result, in the first quarter of fiscal year 2026, 6,661 performance-based RSUs vested and were released, in addition to the unvested target performance-based RSUs shown in the table above.

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2025, 2024 and 2023 (dollars in thousands, except per share amounts):

	Fiscal Year
	2025	2024	2023
Net income attributable to Cavco common stockholders	$171,036	$157,817	$240,554
Weighted average shares outstanding:
Basic	8,157,615	8,506,673	8,844,326
Effect of dilutive securities	102,341	85,238	80,126
Diluted	8,259,956	8,591,911	8,924,452
Net income per share attributable to Cavco common stockholders
Basic	$20.97	$18.55	$27.20
Diluted	$20.71	$18.37	$26.95

Anti-dilutive common stock equivalents excluded	206	44	174
Outstanding RSUs excluded, as underlying performance criteria has not yet been met	36,128	30,118	25,451
20. Fair Value Measurements
The book value and estimated fair value of certain financial instruments were as follows (in thousands):

	March 29, 2025		March 30, 2024
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$21,415	$21,415	$18,669	$18,669
Marketable equity securities (2)	11,425	11,425	11,961	11,961
Non-marketable equity investments (3)	5,069	5,069	4,956	4,956
Consumer loans receivable (4) (5)	56,537	59,365	44,067	49,105
Commercial loans receivable (5)	99,746	89,216	91,041	80,764
Other secured financing (6)	(1,594)	(1,569)	(1,916)	(1,841)
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

Consumer loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. For consumer loans, the discount rate used is 7.65%. This is based on SOFR (level 1) plus a spread we expect market participants would require (level 3). A 1% increase to the discount rate would reduce the fair value of consumer loans by $1.2 million.
Commercial loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. The discount rate used to calculate the fair value of commercial loans is 9.34%. This is based on the Prime Rate (level 1) plus a spread seen in similar transactions (level 2). A 1% increase to the discount rate would reduce the fair value of commercial loans by $.7 million.
Loans held for sale are measured at the lower of cost or fair value, less costs to sell, using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. The cost of loans held for sale was lower than the fair value as of March 29, 2025.
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

	March 29, 2025	March 30, 2024
Number of loans serviced with MSRs	3,647	3,842
Weighted average servicing fee (basis points)	34.74	34.79
Capitalized servicing multiple	179.97%	188.59%
Capitalized servicing rate (basis points)	62.52	65.61
Serviced portfolio with MSRs (in thousands)	$451,080	$482,898
MSRs (in thousands)	$2,820	$3,168
21. Employee Benefit Plans
We have self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $0.4 million. Incurred claims identified under the third-party administrator's incident reporting system and IBNR claims are accrued based on estimates that incorporate claim experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense was $41.5 million, $32.9 million and $30.6 million for fiscal years 2025, 2024 and 2023, respectively.
We sponsor an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2024, the Company match was 30% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over 4 years. Employer matching contribution expense was $3.7 million in fiscal year 2025, $3.4 million in fiscal year 2024 and $4.0 million in fiscal year 2023.

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
The Company's participation in multiemployer plans for the fiscal year ended March 29, 2025 is outlined in the table below, with the following information:
•The Employer Identification Number is 51-6031295 and the three-digit plan number assigned to a plan by the Internal Revenue Service is 002.
•The most recent Pension Protection Act Zone Status available is for plan years that ended in calendar years 2024 and 2023, based on information provided to the Company by the plan. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded.
•The "RP Status Pending/Implemented" column indicates whether a Rehabilitation Plan ("RP") for plans in the "red" zone, as required by the Code, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2024.
•The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on March 29, 2025 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement ("CBA"), as imposed by a plan in "critical status," in accordance with the requirements of the Code.

	Pension Protection Act Zone Status		RP Status Pending / Implemented	Contributions by the Company by fiscal year (in thousands)				Expiration Date of CBAs
Pension Fund	2025	2024		2025	2024	2023	Surcharge Imposed
IAM National Pension Fund	Red	Red	Implemented	$1,430	$1,364	$1,507	Yes	(1)
(1)    The expiration date of the CBA for the Pennwest manufacturing facility is February 2027, and the expiration date of the CBA for the Clarion and Colony manufacturing facilities is April 2026.
22. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023, the total amount of sales to related parties was $54.3 million, $54.9 million and $65.6 million, respectively. As of March 29, 2025, receivables from related parties included $7.0 million of accounts receivable and $7.6 million of commercial loans outstanding. As of March 30, 2024, receivables from related parties included $8.5 million of accounts receivable and $4.6 million of commercial loans outstanding.

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

Pro Forma Impact of Acquisitions (Unaudited). The following table presents supplemental pro forma information as if the above acquisitions had occurred on April 4, 2022 (in thousands, except per share data):

Year Ended
April 1, 2023
Net revenue	$2,251,233
Net income attributable to Cavco common stockholders	251,903
Diluted net income per share	28.23

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

24. Segment Information
We operate principally in two segments: (1) factory-built housing, which includes wholesale and retail factory-built housing operations and (2) financial services, which includes manufactured housing consumer finance and insurance, and qualifies as other activity under the segment reporting guidance as it does not meet the quantitative thresholds to be reported separately. The factory-built housing segment generates revenue from building and selling manufactured and modular homes to both wholesale customers and end consumers through Company owned retail stores. The Financial services segment generates revenue through lending products for manufactured home purchasers, and through writing and holding insurance policies for manufactured homes. The Company's Chief Executive Officer is the chief operating decision maker ("CODM"). The CODM assesses segment performance and allocates resources, including reinvesting profits and making acquisitions, based on Gross profit and Income before income taxes. The CODM also uses these metrics in the budgeting process when determining how to allocate resources. The CODM is not provided asset information by reportable segment. The following tables provide selected financial data by segment (dollars in thousands):

	Year Ended March 29, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,933,111	$82,347	$2,015,458
Cost of sales	1,491,314	58,553	1,549,867
Gross profit	441,797	23,794	465,591
Selling, general and administrative expenses	253,027	22,288	275,315
Income from operations	188,770	1,506	190,276
Interest income	21,089	—	21,089
Interest expense	(517)	—	(517)
Other income, net	222	—	222
Income before income taxes	209,564	1,506	211,070
Income tax expense	(39,821)	(213)	(40,034)
Net Income	$169,743	$1,293	$171,036

	Year Ended March 29, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$17,475	$254	$17,729
Amortization	$1,505	$25	$1,530
Capital expenditures	$21,336	$91	$21,427

	Year Ended March 30, 2024
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,716,607	$78,185	$1,794,792
Cost of sales	1,317,688	50,202	1,367,890
Gross profit	398,919	27,983	426,902
Selling, general and administrative expenses	226,267	21,653	247,920
Income from operations	172,652	6,330	178,982
Interest income	20,998	—	20,998
Interest expense	(1,649)	—	(1,649)
Other income, net	813	36	849
Income before income taxes	192,814	6,366	199,180
Income tax expense	(39,749)	(1,526)	(41,275)
Net Income	153,065	4,840	157,905
Less: net income attributable to redeemable noncontrolling interest	88	—	88
Comprehensive income attributable to Cavco common stockholders	$152,977	$4,840	$157,817

	Year Ended March 30, 2024
	Factory-built housing	Financial services	Consolidated
Depreciation	$16,754	$202	$16,956
Amortization	$1,544	$25	$1,569
Capital expenditures	$17,189	$232	$17,421

	Year Ended April 1, 2023
	Factory-built housing	Financial services	Consolidated
Net revenue	$2,069,450	$73,263	$2,142,713
Cost of sales	1,545,921	41,860	1,587,781
Gross profit	523,529	31,403	554,932
Selling, general and administrative expenses	237,898	20,425	258,323
Income from operations	285,631	10,978	296,609
Interest income	10,679	—	10,679
Interest expense	(280)	(630)	(910)
Other income (expense)	386	(1)	385

Income before income taxes	296,416	10,347	306,763
Income tax expense	(63,433)	(2,489)	(65,922)
Net Income	232,983	7,858	240,841
Less: net income attributable to redeemable noncontrolling interest	287	—	287
Comprehensive income attributable to Cavco common stockholders	$232,696	$7,858	$240,554

	Year Ended April 1, 2023
	Factory-built housing	Financial services	Consolidated
Depreciation	$14,651	$182	$14,833
Amortization	$2,038	$32	$2,070
Capital expenditures	$44,085	$21	$44,106

	March 29, 2025	March 30, 2024
Total assets:
Factory-built housing	$1,191,216	$1,141,237
Financial services	215,429	212,923
Consolidated	$1,406,645	$1,354,160

	Fiscal Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Gross margin %:
Consolidated	23.1%	23.8%	25.9%
Factory-built housing	22.9%	23.2%	25.3%
Financial services	28.9%	35.8%	42.9%