Form 10-Q
period 2025-06-28
CAVCO INDUSTRIES, INC.
filed 2025-08-04
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 24, 2025, 7,917,647 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 28, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 28, 2025	March 29, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$344,626	$356,225
Restricted cash, current	23,213	18,535
Accounts receivable, net	116,261	105,849
Short-term investments	17,821	19,842
Current portion of consumer loans receivable, net	37,795	35,852
Current portion of commercial loans receivable, net	47,102	43,492
Current portion of commercial loans receivable from affiliates, net	1,850	2,881
Inventories	258,068	252,695
Prepaid expenses and other current assets	68,536	74,815
Total current assets	915,272	910,186
Restricted cash	585	585
Investments	19,362	18,067
Consumer loans receivable, net	20,152	20,685
Commercial loans receivable, net	53,403	48,605
Commercial loans receivable from affiliates, net	5,247	4,768
Property, plant and equipment, net	231,880	227,620
Goodwill	121,969	121,969
Other intangibles, net	16,359	16,731
Operating lease right-of-use assets	34,118	35,576
Deferred income taxes	1,270	1,853
Total assets	$1,419,617	$1,406,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,077	$37,195
Accrued expenses and other current liabilities	275,203	265,971
Total current liabilities	317,280	303,166
Operating lease liabilities	30,188	31,538
Other liabilities	7,316	7,359
Total liabilities	354,784	342,063
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,453,363 and 9,436,732 shares, respectively; Outstanding 7,916,350 and 8,008,012 shares, respectively	95	94
Treasury stock, at cost; 1,537,013 and 1,428,720 shares, respectively	(474,993)	(424,624)
Additional paid-in capital	289,821	290,940
Retained earnings	1,249,805	1,198,163
Accumulated other comprehensive income	105	9
Total stockholders' equity	1,064,833	1,064,582
Total liabilities and stockholders' equity	$1,419,617	$1,406,645
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Net revenue	$556,857	$477,599
Cost of sales	427,351	374,197
Gross profit	129,506	103,402
Selling, general and administrative expenses	69,148	64,851
Income from operations	60,358	38,551
Interest income	5,103	5,511
Interest expense	(164)	(90)
Other (expense), net	—	(111)
Income before income taxes	65,297	43,861
Income tax expense	(13,655)	(9,432)
Net income	$51,642	$34,429

Comprehensive income
Net income	$51,642	$34,429
Reclassification adjustment for securities sold	117	9
Applicable income tax expense	(24)	(2)
Net change in unrealized position of investments held	4	65
Applicable income tax expense	(1)	(14)
Comprehensive income	$51,738	$34,487

Net income per share
Basic	$6.49	$4.15
Diluted	$6.42	$4.11
Weighted average shares outstanding
Basic	7,953,720	8,286,476
Diluted	8,041,008	8,372,254

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES
Net income	$51,642	$34,429
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,169	4,761
Provision for credit losses	(64)	89
Deferred income taxes	558	7
Stock-based compensation expense	3,564	2,195
Non-cash interest income, net	(239)	(286)
Loss on sale or retirement of property, plant and equipment, net	80	11
Gain on investments and sale of loans, net	(1,054)	(177)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(10,390)	(7,977)
Consumer loans receivable originated	(15,231)	(20,833)
Proceeds received on consumer loans receivable	13,774	14,504
Inventories	(5,373)	(3,505)
Prepaid expenses and other current assets	7,561	5,648
Commercial loans receivable originated	(42,378)	(26,750)
Principal payments received on commercial loans receivable	34,532	22,356
Accounts payable, accrued expenses and other liabilities	13,372	22,921
Net cash provided by operating activities	55,523	47,393
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,138)	(4,975)
Proceeds from sale of property, plant and equipment	—	10
Purchases of investments	(6,438)	(4,547)
Proceeds from sale of investments	7,861	4,163
Net cash used in investing activities	(7,715)	(5,349)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(4,709)	(2,349)
Proceeds from exercise of stock options	29	—
Payments on finance leases and other secured financings	(49)	(51)
Payments for common stock repurchases	(50,000)	(29,463)
Net cash used in financing activities	(54,729)	(31,863)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,921)	10,181
Cash, cash equivalents and restricted cash at beginning of the fiscal year	375,345	368,753
Cash, cash equivalents and restricted cash at end of the period	$368,424	$378,937
Supplemental disclosures of cash flow information
Cash paid for income taxes	$5,419	$4,720
Cash paid for interest	$68	$22
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$563	$76
Right-of-use assets recognized and operating lease obligations incurred	$—	$1,315
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, which are necessary to fairly state the interim results for the periods presented. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events other than those mentioned in Note 19. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K for the year ended March 29, 2025, filed with the SEC ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the Consolidated Financial Statements. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest March 31st. The current fiscal year will end on March 28, 2026 and will include 52 weeks.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the identification and disclosure of the Company’s Chief Operating Decision Maker ("CODM"), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 effective for the annual period beginning March 31, 2024, and for interim periods beginning March 30, 2025. ASU 2023-07 is applied retrospectively to all prior periods presented in the accompanying Consolidated Financial Statements.
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
3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
Factory-built housing
Home sales	$509,736	$436,429
Delivery, setup and other revenues	25,958	21,619
	535,694	458,048
Financial services
Insurance agency commissions received from third-party insurance companies	1,410	1,406
All other sources	19,753	18,145
	21,163	19,551
	$556,857	$477,599
4. Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	June 28, 2025	March 29, 2025
Cash and cash equivalents	$344,626	$356,225
Restricted cash, current	23,213	18,535
Restricted cash	585	585
	$368,424	$375,345

5. Investments
Investments consisted of the following (in thousands):

	June 28, 2025	March 29, 2025
Available-for-sale debt securities	$20,359	$21,415
Marketable equity securities	11,805	11,425
Non-marketable equity investments	5,019	5,069
	37,183	37,909
Less short-term investments	(17,821)	(19,842)
	$19,362	$18,067
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type, are shown in the table below (in thousands):

	June 28, 2025		March 29, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$5,175	$5,226	$4,122	$4,120
State and political subdivision debt securities	6,483	6,531	6,955	6,976
Corporate debt securities	8,568	8,602	10,326	10,319
	$20,226	$20,359	$21,403	$21,415
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	June 28, 2025
	Amortized Cost	Fair Value
Due in less than one year	$5,697	$5,674
Due after one year through five years	7,100	7,180
Due after five years through ten years	1,931	1,949
Due after ten years	323	330
Mortgage-backed securities	5,175	5,226
	$20,226	$20,359
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
Marketable equity securities
Net gain (loss) recognized during the period	$599	$(454)
Less: Net loss (gain) recognized on securities sold during the period	56	(552)
Unrealized gain (loss) recognized during the period on securities still held	$655	$(1,006)

6. Inventories
Inventories consisted of the following (in thousands):

	June 28, 2025	March 29, 2025
Raw materials	$78,964	$79,098
Work in process	32,368	29,808
Finished goods	146,736	143,789
	$258,068	$252,695
7. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	June 28, 2025	March 29, 2025
Loans held for investment, previously securitized	$13,030	$13,775
Loans held for investment	12,122	12,196
Loans held for sale	30,155	27,981
Construction advances	4,257	4,210
	59,564	58,162
Deferred financing fees and other, net	(709)	(686)
Allowance for loan losses	(908)	(939)
	57,947	56,537
Less current portion	(37,795)	(35,852)
	$20,152	$20,685
The consumer loans held for investment had the following characteristics:

	June 28, 2025	March 29, 2025
Weighted average contractual interest rate	7.8%	7.9%
Weighted average effective interest rate	7.9%	10.3%
Weighted average months to maturity	225	221
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	June 28, 2025	March 29, 2025
Current	$58,034	$56,401
31 to 60 days	284	1,082
61 to 90 days	141	4
91+ days	1,105	675
	$59,564	$58,162

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	June 28, 2025
	2026	2025	2024	2023	2022	Prior	Total
Prime- FICO score 680 and greater	$5,204	$13,661	$9,045	$322	$91	$13,386	$41,709
Near Prime- FICO score 620-679	1,659	3,401	1,205	—	—	9,836	16,101
Sub-Prime- FICO score less than 620	14	322	—	—	—	651	987
No FICO score	—	65	440	—	—	262	767
	$6,877	$17,449	$10,690	$322	$91	$24,135	$59,564

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$18,133	$9,209	$323	$92	$761	$13,197	$41,715
Near Prime- FICO score 620-679	2,948	1,210	—	—	1,026	9,000	14,184
Sub-Prime- FICO score less than 620	537	—	—	—	17	680	1,234
No FICO score	317	441	—	—	—	271	1,029
	$21,935	$10,860	$323	$92	$1,804	$23,148	$58,162
As of June 28, 2025, 53% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas. As of March 29, 2025, 54% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of June 28, 2025 or March 29, 2025.
8. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	June 28, 2025	March 29, 2025
Loans receivable (including from affiliates)	$108,143	$100,297
Allowance for loan losses	(338)	(361)
Deferred financing fees, net	(203)	(190)
	107,602	99,746
Less current portion of commercial loans receivable (including from affiliates), net	(48,952)	(46,373)
	$58,650	$53,373
The commercial loans receivable balance had the following characteristics:

	June 28, 2025	March 29, 2025
Weighted average contractual interest rate	8.0%	8.3%
Weighted average months outstanding	10	10

Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of June 28, 2025 and March 29, 2025, there were no commercial loans considered nonperforming. The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	June 28, 2025
	2026	2025	2024	2023	2022	Prior	Total
Performing	$33,246	$49,507	$19,163	$4,910	$998	$319	$108,143

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Performing	$66,843	$24,215	$7,006	$1,014	$1,219	$—	$100,297
As of June 28, 2025 and March 29, 2025, approximately 16% of our outstanding commercial loans receivable principal balance was concentrated in California. As of June 28, 2025 and March 29, 2025, approximately 14% and 17%, respectively, was concentrated in New York. As of June 28, 2025, Arizona and North Carolina each had approximately 12% concentrations.
We had concentrations with one independent third-party and its affiliates that equaled 12% and 10% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of June 28, 2025 and March 29, 2025, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 28, 2025	March 29, 2025
Salaries, wages and benefits	$47,431	$45,640
Customer deposits	47,145	46,934
Estimated warranties	34,383	33,189
Unearned insurance premiums	34,322	33,863
Accrued volume rebates	27,660	21,208
Accrued insurance	13,239	13,094
Insurance loss reserves	13,118	16,201
Other	57,905	55,842
	$275,203	$265,971

10. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
Balance at beginning of period	$33,189	$31,718
Charged to costs and expenses	16,625	12,091
Payments and deductions	(15,431)	(11,994)
Balance at end of period	$34,383	$31,815
11. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	June 28, 2025	March 29, 2025
Finance lease liabilities	$6,066	$6,086
Other secured financing	1,567	1,594
	7,633	7,680
Less current portion included in Accrued expenses and other current liabilities	(317)	(321)
	$7,316	$7,359
12. Debt
We are party to an Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), providing for a $75 million revolving credit facility (the "Revolving Credit Facility"), including a $10 million letter of credit sub-facility.

The Revolving Credit Facility is guaranteed, on a joint and several basis, by certain of the Company's subsidiaries. Subject to certain conditions and requirements set forth in the Credit Agreement, including the availability of additional lender commitments, the Company may request from time to time one or more term loan facilities, or increases in the aggregate commitments under the Revolving Credit Facility, in an aggregate amount not exceeding $75 million up to $150 million.
As of June 28, 2025 and March 29, 2025, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
13. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	June 28, 2025		June 29, 2024
	Written	Earned	Written	Earned
Direct premiums	$12,151	$11,532	$13,503	$12,302
Assumed premiums—nonaffiliated	11,482	10,870	11,735	9,504
Ceded premiums—nonaffiliated	(7,710)	(7,710)	(8,185)	(8,185)
	$15,923	$14,692	$17,053	$13,621
Typical insurance policies written or assumed have a maximum coverage of $0.4 million per claim, of which we cede $0.2 million of the risk of loss per reinsurance. Therefore, our risk of loss is limited to $0.3 million per claim on typical policies, subject to the reinsurers meeting their obligations. After this limit, amounts are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $90 million in the aggregate for that occurrence.
The following details the activity in the incurred but not reported reserve for the three months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
Balance at beginning of period	$16,201	$10,540
Net incurred losses during the period	11,103	17,963
Net claim payments during the period	(14,186)	(9,576)
Balance at end of period	$13,118	$18,927
14. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $133 million at June 28, 2025 and March 29, 2025, without reduction for the estimated resale value of the homes. In the three months ended June 28, 2025, we did not receive any demand notices. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.2 million at June 28, 2025 and $3.3 million at March 29, 2025.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 28, 2025	March 29, 2025
Construction loan contract amount	$10,368	$12,366
Cumulative advances	(4,257)	(4,210)
	$6,111	$8,156
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.5 million as of June 28, 2025 and $0.6 million as of March 29, 2025, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the three months ended June 28, 2025 or June 29, 2024.

Interest Rate Lock Commitments ("IRLCs"). As of June 28, 2025 and March 29, 2025, we had outstanding IRLCs with a notional amount of $24.1 million and $16.3 million, respectively. For the three months ended June 28, 2025 and the three months ended June 29, 2024, we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. As of June 28, 2025 and March 29, 2025, we had $18.7 million and $20.8 million in outstanding forward sales commitments for sales of mortgage backed securities and whole loan commitments (collectively, the "Commitments"), respectively. During the three months ended June 28, 2025, we recognized insignificant non-cash gains on Commitments. During the three months ended June 29, 2024, we recognized insignificant non-cash losses.
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
15. Stockholders' Equity
The following tables represent changes in Stockholders' equity during the three months ended June 28, 2025 and June 29, 2024, respectively (dollars in thousands):

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2025	9,436,732	$94	$(424,624)	$290,940	$1,198,163	$9	$1,064,582
Net income	—	—	—	—	51,642	—	51,642
Other comprehensive income, net	—	—	—	—	—	96	96
Net issuance of common stock under stock incentive plans	16,631	1	—	(4,682)	—	—	(4,681)
Stock-based compensation	—	—	—	3,563	—	—	3,563
Common stock repurchases	—	—	(50,369)	—	—	—	(50,369)
Balance, June 28, 2025	9,453,363	$95	$(474,993)	$289,821	$1,249,805	$105	$1,064,833

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411
Net income	—	—	—	—	34,429	—	34,429
Other comprehensive income, net	—	—	—	—	—	58	58
Net issuance of common stock under stock incentive plans	11,104	—	—	(2,348)	—	—	(2,348)
Stock-based compensation	—	—	—	2,194	—	—	2,194
Common stock repurchases	—	—	(29,204)	—	—	—	(29,204)
Balance, June 29, 2024	9,401,057	$94	$(303,897)	$281,062	$1,061,556	$(275)	$1,038,540

16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	June 28, 2025	June 29, 2024
Net income	$51,642	$34,429
Weighted average shares outstanding
Basic	7,953,720	8,286,476
Effect of dilutive securities	87,288	85,778
Diluted	8,041,008	8,372,254
Net income per share
Basic	$6.49	$4.15
Diluted	$6.42	$4.11

Anti-dilutive common stock equivalents excluded	602	257
17. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	June 28, 2025		March 29, 2025
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$20,359	$20,359	$21,415	$21,415
Marketable equity securities	11,805	11,805	11,425	11,425
Non-marketable equity investments	5,019	5,019	5,069	5,069
Consumer loans receivable	57,947	59,672	56,537	59,365
Commercial loans receivable	107,602	98,675	99,746	89,216
Other secured financing	(1,567)	(1,555)	(1,594)	(1,569)
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

	June 28, 2025	March 29, 2025
Number of loans serviced with MSRs	3,595	3,647
Weighted average servicing fee (basis points)	34.45	34.74
Capitalized servicing multiple	176.69%	179.97%
Capitalized servicing rate (basis points)	60.87	62.52
Serviced portfolio with MSRs (in thousands)	$444,256	$451,080
MSRs (in thousands)	$2,704	$2,820

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

	Three Months Ended June 28, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$535,694	$21,163	$556,857
Cost of sales	414,850	12,501	427,351
Gross profit	120,844	8,662	129,506
Selling, general and administrative expenses	63,154	5,994	69,148
Income from operations	57,690	2,668	60,358
Interest income	5,103	—	5,103
Interest expense	(164)	—	(164)
Income before income taxes	62,629	2,668	65,297
Income tax expense	(13,128)	(527)	(13,655)
Net Income	$49,501	$2,141	$51,642

	Three Months Ended June 28, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$4,735	$62	$4,797
Amortization	$366	$6	$372
Capital expenditures	$9,009	$—	$9,009

	Three Months Ended June 29, 2024
	Factory-built housing	Financial services	Consolidated
Net revenue	$458,048	$19,551	$477,599
Cost of sales	354,537	19,660	374,197
Gross profit	103,511	(109)	103,402
Selling, general and administrative expenses	59,720	5,131	64,851
Income from operations	43,791	(5,240)	38,551
Interest income	5,511	—	5,511
Interest expense	(90)	—	(90)
Other expense, net	(111)	—	(111)
Income before income taxes	49,101	(5,240)	43,861
Income tax expense	(10,656)	1,224	(9,432)
Net Income	$38,445	$(4,016)	$34,429

	Three Months Ended June 29, 2024
	Factory-built housing	Financial services	Consolidated
Depreciation	$4,304	$65	$4,369
Amortization	$386	$6	$392
Capital expenditures	$4,852	$62	$4,914

	June 28, 2025	March 29, 2025
Total assets:
Factory-built housing	$1,186,689	$1,191,216
Financial services	232,928	215,429
Consolidated	$1,419,617	$1,406,645
19. Subsequent Events

On July 4, 2025, the new tax law commonly referred to as the One Big Beautiful Bill Act was enacted. We are in the process of evaluating its impact on our Consolidated Financial Statements.
On July 14, 2025, the Company entered into a definitive agreement to acquire American Homestar Corporation and its subsidiaries (collectively, "American Homestar"), a Houston-based company best known in the market as Oak Creek Homes. American Homestar operates two manufacturing facilities, nineteen retail locations, writes and sells a limited number of manufactured home loans and acts as an agent for third party insurers.
Cavco will acquire American Homestar for $190 million in cash, subject to customary purchase price adjustments. The acquisition is intended to be funded entirely from the Company's cash on hand and is expected to close in the Company's third quarter of fiscal year 2026, subject to applicable regulatory approvals and the satisfaction of certain customary closing conditions.

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
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Risk Factors in Part I, Item 1A of our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Form 10-K").
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

We operate a total of 31 homebuilding production lines with domestic locations in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville (two lines) and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two international lines in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points and 80 Company-owned U.S. retail stores, of which 46 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through May 2025 were 44,927, an increase of 5.3% compared to 42,650 shipments in the same calendar period last year. The manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
Our backlog at June 28, 2025 was $200 million compared to $197 million at March 29, 2025, an increase of $3 million, and down $32 million compared to $232 million at June 29, 2024.
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
Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	June 28, 2025	June 29, 2024	Change
Factory-built housing	$535,694	$458,048	$77,646	17.0%
Financial services	21,163	19,551	1,612	8.2%
	$556,857	$477,599	$79,258	16.6%
Factory-built homes sold
by Company-owned retail sales centers	1,023	1,013	10	1.0%
to independent retailers, builders, communities and developers	4,393	3,708	685	18.5%
	5,416	4,721	695	14.7%
Net factory-built housing revenue per home sold	$98,910	$97,024	$1,886	1.9%

Factory-built housing Net revenue increased for the three months ended June 28, 2025 due to higher home sales volume and an increase in Net revenue per home sold.

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
For the three months ended June 28, 2025, Financial services Net revenue increased primarily due to higher insurance premiums.
Gross Profit

	Three Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	Change
Factory-built housing	$120,845	$103,510	$17,335	16.7%
Financial services	8,661	(108)	8,769	NM
	$129,506	$103,402	$26,104	25.2%

Gross profit as % of Net revenue
Consolidated	23.3%	21.7%	N/A	1.6%
Factory-built housing	22.6%	22.6%	N/A	—%
Financial services	40.9%	(0.6)%	N/A	41.5%

Factory-built housing Gross profit for the three months ended June 28, 2025 increased due to higher sales volume. Gross profit as a percentage of Net revenue for the three months was flat as increased Net revenue per home sold was offset by increased input costs driven largely by increased material costs.
Financial services Gross profit in dollars and as a percentage of Financial services Net revenue for the three months increased due to higher insurance premiums, lower claim losses and reduced costs from improved underwriting guidelines.
Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	Change
Factory-built housing	$63,154	$59,720	$3,434	5.8%
Financial services	5,994	5,131	863	16.8%
	$69,148	$64,851	$4,297	6.6%
Selling, general and administrative expenses as % of Net revenue	12.4%	13.6%	N/A	(1.2)%

Factory-built housing Selling, general and administrative expenses increased for the three months ended June 28, 2025 as a result of variable compensation driven by higher incentive compensation due to higher earnings compared to the prior year period.

Financial services Selling, general and administrative expenses for the three months increased primarily due to increases in compensation year over year.

Other Components of Net Income

	Three Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	Change
Interest income	$5,103	$5,511	$(408)	(7.4)%
Interest expense	(164)	(90)	74	82.2%
Other expense, net	—	(111)	111	100.0%
Income tax expense	(13,655)	(9,432)	4,223	44.8%
Effective tax rate	20.9%	21.5%	N/A	(0.6)%
Interest income consists primarily of interest earned on cash balances held in money market accounts, and interest earned on commercial floorplan lending. Interest expense consists primarily of interest related to finance leases.
Other (expense), net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses from the sale of property, plant and equipment.
Income tax expense increased compared to the prior year period due to higher profit before income taxes.
Liquidity and Capital Resources

We believe that cash and cash equivalents at June 28, 2025, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations, provide for our planned acquisition of American Homestar and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We believe we have sufficient liquid resources including our $75 million Revolving Credit Facility, which may be increased from time to time through additional term facilities by up to an aggregate amount of $75 million up to $150 million. No amounts are currently outstanding. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for the three months ended June 28, 2025 and June 29, 2024, respectively:

	Three Months Ended
(in thousands)	June 28, 2025	June 29, 2024	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$375,345	$368,753	$6,592
Net cash provided by operating activities	55,523	47,393	8,130
Net cash used in investing activities	(7,715)	(5,349)	(2,366)
Net cash used in financing activities	(54,729)	(31,863)	(22,866)
Cash, cash equivalents and restricted cash at end of the period	$368,424	$378,937	$(10,513)
Net cash provided by operating activities increased primarily from higher Net income, partially offset by changes in Accounts receivable and Inventory due to increased working capital needs on higher revenue and reduced cash provided by Accounts payable, accrued expenses and other liabilities compared to the prior year due largely to lower insurance loss reserves in the current period.
Consumer loan originations decreased $5.6 million to $15.2 million for the three months ended June 28, 2025 from $20.8 million for the three months ended June 29, 2024, and proceeds from consumer loans decreased 0.7 million to $13.8 million for the three months ended June 28, 2025 from $14.5 million for the three months ended June 29, 2024.
Commercial loan originations increased $15.6 million to $42.4 million for the three months ended June 28, 2025 from $26.8 million for the three months ended June 29, 2024. Proceeds from the collection on commercial loans provided $34.5 million this year, compared to $22.4 million in the prior year, a net increase of $12.1 million.
The change in Net cash used in investing activities is primarily due to an increase in cash paid for property plant and equipment in the current year.
The change in Net cash used in financing activities was primarily due to the repurchase of more shares of common stock and at a higher average daily stock price.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended June 28, 2025, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of June 28, 2025, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the first quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
March 30, 2025 to May 3, 2025	55,744	$479.62	55,744	$51,028
May 4, 2025 to May 31, 2025	24,813	459.65	24,813	189,623
June 1, 2025 to June 28, 2025	27,736	427.55	27,736	177,765
	108,293		108,293
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our credit agreement and liquidity or other requirements of state, corporate and other laws.
1The stock repurchase plan announced on October 31, 2024 approved $100 million in stock repurchases. There is $28 million dollars remaining as of June 28, 2025 from this approval. The stock repurchase plan announced on May 22, 2025 approved $150 million in stock repurchases and has $150 million dollars remaining as of June 28, 2025 from this approval. These plans do not have an expiration date.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 28, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.		Exhibit
10.1	(1)	Agreement and Plan of Merger, dated July 14, 2025, by and among Cavco Industries, Inc., Cavco Merger Sub, Inc., American Homestar, Inc., and the Shareholder Representative party thereto.*
10.2	(2)
Consent and Second Amendment to the Amended and Restated Credit Agreement, dated as of July 14, 2025, among Cavco Industries, Inc., the guarantors party thereto, and Bank of America, N.A., as administrative agent.

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

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

(1) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 14, 2025.
(2) Filed herewith.
(3) Furnished herewith.

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	August 1, 2025
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	August 1, 2025
Allison K. Aden	(Principal Financial Officer)