Form 10-Q
period 2025-09-27
CAVCO INDUSTRIES, INC.
filed 2025-10-31
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 23, 2025, 7,805,037 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 27, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 27, 2025	March 29, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$374,978	$356,225
Restricted cash, current	24,391	18,535
Accounts receivable, net	115,654	105,849
Short-term investments	16,865	19,842
Current portion of consumer loans receivable, net	33,493	35,852
Current portion of commercial loans receivable, net	43,468	43,492
Current portion of commercial loans receivable from affiliates, net	2,227	2,881
Inventories	258,423	252,695
Prepaid expenses and other current assets	65,048	74,815
Total current assets	934,547	910,186
Restricted cash	585	585
Investments	24,341	18,067
Consumer loans receivable, net	19,390	20,685
Commercial loans receivable, net	56,458	48,605
Commercial loans receivable from affiliates, net	5,292	4,768
Property, plant and equipment, net	236,709	227,620
Goodwill	121,969	121,969
Other intangibles, net	15,987	16,731
Operating lease right-of-use assets	33,791	35,576
Deferred income taxes	—	1,853
Total assets	$1,449,069	$1,406,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$44,075	$37,195
Accrued expenses and other current liabilities	273,975	265,971
Total current liabilities	318,050	303,166
Operating lease liabilities	30,360	31,538
Other liabilities	7,258	7,359
Deferred income taxes	7,264	—
Total liabilities	362,932	342,063
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,470,820 and 9,436,732 shares, respectively; Outstanding 7,866,737 and 8,008,012 shares, respectively	95	94
Treasury stock, at cost; 1,604,083 and 1,428,720 shares, respectively	(511,347)	(424,624)
Additional paid-in capital	294,984	290,940
Retained earnings	1,302,186	1,198,163
Accumulated other comprehensive income	219	9
Total stockholders' equity	1,086,137	1,064,582
Total liabilities and stockholders' equity	$1,449,069	$1,406,645
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenue	$556,527	$507,461	$1,113,384	$985,060
Cost of sales	422,120	391,339	849,471	765,536
Gross profit	134,407	116,122	263,913	219,524
Selling, general and administrative expenses	72,229	66,997	141,377	131,848
Income from operations	62,178	49,125	122,536	87,676
Interest income	5,046	5,692	10,149	11,203
Interest expense	(112)	(125)	(276)	(215)
Other income, net	142	258	142	147
Income before income taxes	67,254	54,950	132,551	98,811
Income tax expense	(14,873)	(11,135)	(28,528)	(20,567)
Net income	$52,381	$43,815	$104,023	$78,244

Comprehensive income
Net income	$52,381	$43,815	$104,023	$78,244
Reclassification adjustment for securities sold	136	262	253	271
Applicable income tax expense	(29)	(55)	(53)	(57)
Net change in unrealized position of investments held	8	(11)	12	54
Applicable income tax (expense) benefit	(1)	3	(2)	(11)
Comprehensive income	$52,495	$44,014	$104,233	$78,501

Net income per share
Basic	$6.62	$5.33	$13.12	$9.48
Diluted	$6.55	$5.28	$12.96	$9.38
Weighted average shares outstanding
Basic	7,909,326	8,226,298	7,931,589	8,256,664
Diluted	7,992,745	8,305,326	8,024,720	8,337,671

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES
Net income	$104,023	$78,244
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,502	9,520
Provision for credit losses	(64)	(260)
Deferred income taxes	9,071	88
Stock-based compensation expense	7,093	4,907
Non-cash interest income, net	(457)	(527)
Loss (gain) on sale or retirement of property, plant and equipment, net	(15)	26
Gain on investments and sale of loans, net	(2,551)	(1,694)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(9,783)	(17,261)
Consumer loans receivable originated	(29,807)	(39,914)
Proceeds received on consumer loans receivable	33,922	34,045
Inventories	(5,728)	(2,686)
Prepaid expenses and other current assets	10,463	1,017
Commercial loans receivable originated	(83,163)	(54,724)
Principal payments received on commercial loans receivable	75,438	55,147
Accounts payable, accrued expenses and other liabilities	15,050	36,146
Net cash provided by operating activities	133,994	102,074
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,870)	(9,854)
Proceeds from sale of property, plant and equipment	38	127
Purchases of investments	(15,590)	(12,433)
Proceeds from sale of investments	14,273	11,131
Net cash used in investing activities	(20,149)	(11,029)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(4,932)	(2,921)
Proceeds from exercise of stock options	1,884	1,793
Payments on finance leases and other secured financings	(102)	(177)
Payments for common stock repurchases	(86,086)	(72,276)
Net cash used in financing activities	(89,236)	(73,581)
Net (decrease) increase in cash, cash equivalents and restricted cash	24,609	17,464
Cash, cash equivalents and restricted cash at beginning of the fiscal year	375,345	368,753
Cash, cash equivalents and restricted cash at end of the period	$399,954	$386,217
Supplemental disclosures of cash flow information
Cash paid for income taxes	$15,192	$18,825
Cash paid for interest	$137	$30
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(212)	$496
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
3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Factory-built housing
Home sales	$509,750	$469,676	$1,019,486	$906,105
Delivery, setup and other revenues	25,367	16,667	51,325	38,286
	535,117	486,343	1,070,811	944,391
Financial services
Insurance agency commissions received from third-party insurance companies	1,514	1,268	2,924	2,674
All other sources	19,896	19,850	39,649	37,995
	21,410	21,118	42,573	40,669
	$556,527	$507,461	$1,113,384	$985,060
4. Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	September 27, 2025	September 28, 2024
Cash and cash equivalents	$374,978	$364,113
Restricted cash, current	24,391	21,519
Restricted cash	585	585
	$399,954	$386,217

5. Investments
Investments consisted of the following (in thousands):

	September 27, 2025	March 29, 2025
Available-for-sale debt securities	$23,197	$21,415
Marketable equity securities	12,859	11,425
Non-marketable equity investments	5,150	5,069
	41,206	37,909
Less short-term investments	(16,865)	(19,842)
	$24,341	$18,067
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type, are shown in the table below (in thousands):

	September 27, 2025		March 29, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$8,753	$8,836	$4,122	$4,120
State and political subdivision debt securities	6,193	6,314	6,955	6,976
Corporate debt securities	7,974	8,047	10,326	10,319
	$22,920	$23,197	$21,403	$21,415
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	September 27, 2025
	Amortized Cost	Fair Value
Due in less than one year	$3,649	$3,640
Due after one year through five years	6,355	6,471
Due after five years through ten years	1,541	1,567
Due after ten years	2,622	2,683
Mortgage-backed securities	8,753	8,836
	$22,920	$23,197
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Marketable equity securities
Net gain recognized during the period	$993	$514	$1,592	$60
Less: Net (gain) loss recognized on securities sold during the period	(47)	88	9	(464)
Unrealized gain (loss) recognized during the period on securities still held	$946	$602	$1,601	$(404)

6. Inventories
Inventories consisted of the following (in thousands):

	September 27, 2025	March 29, 2025
Raw materials	$77,535	$79,098
Work in process	34,349	29,808
Finished goods	146,539	143,789
	$258,423	$252,695
7. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	September 27, 2025	March 29, 2025
Loans held for investment, previously securitized	$12,168	$13,775
Loans held for investment	12,048	12,196
Loans held for sale	25,086	27,981
Construction advances	5,126	4,210
	54,428	58,162
Deferred financing fees and other, net	(675)	(686)
Allowance for loan losses	(870)	(939)
	52,883	56,537
Less current portion	(33,493)	(35,852)
	$19,390	$20,685
The consumer loans held for investment had the following characteristics:

	September 27, 2025	March 29, 2025
Weighted average contractual interest rate	7.8%	7.9%
Weighted average effective interest rate	8.3%	10.3%
Weighted average months to maturity	222	221
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	September 27, 2025	March 29, 2025
Current	$52,812	$56,401
31 to 60 days	167	1,082
61 to 90 days	190	4
91+ days	1,259	675
	$54,428	$58,162

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	September 27, 2025
	2026	2025	2024	2023	2022	Prior	Total
Prime- FICO score 680 and greater	$12,512	$7,954	$4,676	$320	$90	$13,125	$38,677
Near Prime- FICO score 620-679	2,372	1,918	622	—	—	9,230	14,142
Sub-Prime- FICO score less than 620	—	320	—	—	—	598	918
No FICO score	172	65	202	—	—	252	691
	$15,056	$10,257	$5,500	$320	$90	$23,205	$54,428

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$18,133	$9,209	$323	$92	$761	$13,197	$41,715
Near Prime- FICO score 620-679	2,948	1,210	—	—	1,026	9,000	14,184
Sub-Prime- FICO score less than 620	537	—	—	—	17	680	1,234
No FICO score	317	441	—	—	—	271	1,029
	$21,935	$10,860	$323	$92	$1,804	$23,148	$58,162
As of September 27, 2025, 47% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 15% was concentrated in Florida. As of March 29, 2025, 54% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of September 27, 2025 or March 29, 2025.
8. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	September 27, 2025	March 29, 2025
Loans receivable (including from affiliates)	$108,038	$100,297
Allowance for loan losses	(387)	(361)
Deferred financing fees, net	(206)	(190)
	107,445	99,746
Less current portion of commercial loans receivable (including from affiliates), net	(45,695)	(46,373)
	$61,750	$53,373
The commercial loans receivable balance had the following characteristics:

	September 27, 2025	March 29, 2025
Weighted average contractual interest rate	7.7%	8.3%
Weighted average months outstanding	9	10

Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. As of September 27, 2025 and March 29, 2025, there were no commercial loans considered nonperforming. The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	September 27, 2025
	2026	2025	2024	2023	2022	Prior	Total
Performing	$55,071	$34,448	$15,641	$2,201	$392	$285	$108,038

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Performing	$66,843	$24,215	$7,006	$1,014	$1,219	$—	$100,297
As of September 27, 2025, our outstanding commercial loans receivable principal balance was concentrated primarily in California (14%), New York (14%), Arizona (14%), and North Carolina (11%). As of March 29, 2025, concentrations were 16% in California and 17% in New York.
We had concentrations with one independent third-party and its affiliates that equaled 11% and 10% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of September 27, 2025 and March 29, 2025, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 27, 2025	March 29, 2025
Salaries, wages and benefits	$49,184	$45,640
Customer deposits	46,449	46,934
Estimated warranties	35,577	33,189
Unearned insurance premiums	34,010	33,863
Accrued volume rebates	29,194	21,208
Accrued insurance	12,689	13,094
Insurance loss reserves	10,260	16,201
Other	56,612	55,842
	$273,975	$265,971
10. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at beginning of period	$34,383	$31,815	$33,189	$31,718
Charged to costs and expenses	17,023	13,990	33,648	26,081
Payments and deductions	(15,829)	(12,724)	(31,260)	(24,718)
Balance at end of period	$35,577	$33,081	$35,577	$33,081

11. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	September 27, 2025	March 29, 2025
Finance lease liabilities	$6,045	$6,086
Other secured financing	1,535	1,594
	7,580	7,680
Less current portion included in Accrued expenses and other current liabilities	(322)	(321)
	$7,258	$7,359
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
As of September 27, 2025 and March 29, 2025, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
13. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	September 27, 2025		September 28, 2024
	Written	Earned	Written	Earned
Direct premiums	$9,292	$11,184	$9,380	$12,177
Assumed premiums—nonaffiliated	11,716	10,963	11,303	10,095
Ceded premiums—nonaffiliated	(7,654)	(7,654)	(8,880)	(8,880)
	$13,354	$14,493	$11,803	$13,392

	Six Months Ended
	September 27, 2025		September 28, 2024
	Written	Earned	Written	Earned
Direct premiums	$21,443	$22,716	$22,883	$24,479
Assumed premiums—nonaffiliated	23,198	21,833	23,038	19,599
Ceded premiums—nonaffiliated	(15,364)	(15,364)	(17,065)	(17,065)
	$29,277	$29,185	$28,856	$27,013
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
The following details the activity in the incurred but not reported reserve for the three and six months ended September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at beginning of period	$13,118	$18,927	$16,201	$10,540
Net incurred losses during the period	7,782	14,128	18,885	32,091
Net claim payments during the period	(10,640)	(18,435)	(24,826)	(28,011)
Balance at end of period	$10,260	$14,620	$10,260	$14,620
14. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $137 million and $133 million at September 27, 2025 and March 29, 2025, respectively, without reduction for the estimated resale value of the homes. During the three and six months ended September 27, 2025, we received a demand notice for one home. The inventory was obtained and resold. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.3 million at September 27, 2025 and March 29, 2025.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 27, 2025	March 29, 2025
Construction loan contract amount	$10,459	$12,366
Cumulative advances	(5,126)	(4,210)
	$5,333	$8,156
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.6 million as of September 27, 2025 and March 29, 2025, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the six months ended September 27, 2025 or September 28, 2024.
Interest Rate Lock Commitments ("IRLCs"). As of September 27, 2025 and March 29, 2025, we had outstanding IRLCs with a notional amount of $25.2 million and $16.3 million, respectively. For the three and six months ended September 27, 2025, and September 28, 2024, we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. As of September 27, 2025 and March 29, 2025, we had $14.4 million and $20.8 million in outstanding forward sales commitments for sales of mortgage backed securities and whole loan commitments (collectively, the "Commitments"), respectively. During the three and six months ended September 27, 2025, we recognized insignificant non-cash gains on Commitments. During the three and six months ended September 28, 2024, we recognized insignificant non-cash losses.
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
15. Stockholders' Equity
The following tables represent changes in Stockholders' equity during the six months ended September 27, 2025 and September 28, 2024, respectively (dollars in thousands):

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2025	9,436,732	$94	$(424,624)	$290,940	$1,198,163	$9	$1,064,582
Net income	—	—	—	—	51,642	—	51,642
Other comprehensive income, net	—	—	—	—	—	96	96
Net issuance of common stock under stock incentive plans	16,631	1	—	(4,682)	—	—	(4,681)
Stock-based compensation	—	—	—	3,563	—	—	3,563
Common stock repurchases	—	—	(50,369)	—	—	—	(50,369)
Balance, June 28, 2025	9,453,363	$95	$(474,993)	$289,821	$1,249,805	$105	$1,064,833
Net income	—	—	—	—	52,381	—	52,381
Other comprehensive income, net	—	—	—	—	—	114	114
Net issuance of common stock under stock incentive plans	17,457	—	—	1,633	—	—	1,633
Stock-based compensation	—	—	—	3,530	—	—	3,530
Common stock repurchases	—	—	(36,354)	—	—	—	(36,354)
Balance, September 27, 2025	9,470,820	$95	$(511,347)	$294,984	$1,302,186	$219	$1,086,137

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411
Net income	—	—	—	—	34,429	—	34,429
Other comprehensive income, net	—	—	—	—	—	58	58
Net issuance of common stock under stock incentive plans	11,104	—	—	(2,348)	—	—	(2,348)
Stock-based compensation	—	—	—	2,194	—	—	2,194
Common stock repurchases	—	—	(29,204)	—	—	—	(29,204)
Balance, June 29, 2024	9,401,057	$94	$(303,897)	$281,062	$1,061,556	$(275)	$1,038,540
Net income	—	—	—	—	43,815	—	43,815
Other comprehensive income, net	—	—	—	—	—	198	198
Net issuance of common stock under stock incentive plans	16,275	—	—	1,220	—	—	1,220
Stock-based compensation	—	—	—	2,713	—	—	2,713
Common stock repurchases	—	—	(44,509)	—	—	—	(44,509)
Balance, September 28, 2024	9,417,332	$94	$(348,406)	$284,995	$1,105,371	$(77)	$1,041,977
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$52,381	$43,815	$104,023	$78,244
Weighted average shares outstanding
Basic	7,909,326	8,226,298	7,931,589	8,256,664
Effect of dilutive securities	83,419	79,028	93,131	81,007
Diluted	7,992,745	8,305,326	8,024,720	8,337,671
Net income per share
Basic	$6.62	$5.33	$13.12	$9.48
Diluted	$6.55	$5.28	$12.96	$9.38

Anti-dilutive common stock equivalents excluded	—	257	264	428

17. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	September 27, 2025		March 29, 2025
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$23,197	$23,197	$21,415	$21,415
Marketable equity securities	12,859	12,859	11,425	11,425
Non-marketable equity investments	5,150	5,150	5,069	5,069
Consumer loans receivable	52,883	54,402	56,537	59,365
Commercial loans receivable	107,445	97,352	99,746	89,216
Other secured financing	(1,535)	(1,534)	(1,594)	(1,569)
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

	September 27, 2025	March 29, 2025
Number of loans serviced with MSRs	3,550	3,647
Weighted average servicing fee (basis points)	34.25	34.74
Capitalized servicing multiple	170.69%	179.97%
Capitalized servicing rate (basis points)	58.46	62.52
Serviced portfolio with MSRs (in thousands)	$438,870	$451,080
MSRs (in thousands)	$2,566	$2,820

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

	Three Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$535,117	$21,410	$556,527
Cost of sales	412,623	9,497	422,120
Gross profit	122,494	11,913	134,407
Selling, general and administrative expenses	65,757	6,472	72,229
Income from operations	56,737	5,441	62,178
Interest income	5,046	—	5,046
Interest expense	(112)	—	(112)
Other income, net	142	—	142
Income before income taxes	61,813	5,441	67,254
Income tax expense	(13,661)	(1,212)	(14,873)
Net income	$48,152	$4,229	$52,381

	Six Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,070,811	$42,573	$1,113,384
Cost of sales	827,473	21,998	849,471
Gross profit	243,338	20,575	263,913
Selling, general and administrative expenses	128,911	12,466	141,377
Income from operations	114,427	8,109	122,536
Interest income	10,149	—	10,149
Interest expense	(276)	—	(276)
Other income, net	142	—	142
Income before income taxes	124,442	8,109	132,551
Income tax expense	(26,789)	(1,739)	(28,528)
Net income	$97,653	$6,370	$104,023

	Three Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$4,898	$63	$4,961
Amortization	$366	$6	$372
Capital expenditures	$9,861	$—	$9,861

	Six Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$9,633	$125	$9,758
Amortization	$732	$12	$744
Capital expenditures	$18,870	$—	$18,870

	Three Months Ended September 28, 2024
	Factory-built housing	Financial services	Consolidated
Net revenue	$486,343	$21,118	$507,461
Cost of sales	374,823	16,516	391,339
Gross profit	111,520	4,602	116,122
Selling, general and administrative expenses	61,440	5,557	66,997
Income (loss) from operations	50,080	(955)	49,125
Interest income	5,692	—	5,692
Interest expense	(125)	—	(125)
Other income, net	258	—	258
Income (loss) before income taxes	55,905	(955)	54,950
Income tax expense	(11,099)	(36)	(11,135)
Net income (loss)	$44,806	$(991)	$43,815

	Six Months Ended September 28, 2024
	Factory-built housing	Financial services	Consolidated
Net revenue	$944,391	$40,669	$985,060
Cost of sales	729,361	36,175	765,536
Gross profit	215,030	4,494	219,524
Selling, general and administrative expenses	121,160	10,688	131,848
Income (loss) from operations	93,870	(6,194)	87,676
Interest income	11,203	—	11,203
Interest expense	(215)	—	(215)
Other income, net	147	—	147
Income (loss) before income taxes	105,005	(6,194)	98,811
Income tax (expense) benefit	(21,755)	1,188	(20,567)
Net income (loss)	$83,250	$(5,006)	$78,244

	Three Months Ended September 28, 2024
	Factory-built housing	Financial services	Consolidated
Depreciation	$4,312	$63	$4,375
Amortization	$378	$7	$385
Capital expenditures	$4,878	$27	$4,905

	Six Months Ended September 28, 2024
	Factory-built housing	Financial services	Consolidated
Depreciation	$8,616	$128	$8,744
Amortization	$764	$13	$777
Capital expenditures	$9,729	$90	$9,819

	September 27, 2025	March 29, 2025
Total assets:
Factory-built housing	$1,210,524	$1,191,216
Financial services	238,545	215,429
Consolidated	$1,449,069	$1,406,645
19. Subsequent Events
As announced on September 30, 2025 in a current report on Form 8-K, we completed the acquisition of American Homestar Corporation and other related entities (collectively "American Homestar"), including their two manufacturing facilities, nineteen retail locations and financial service operations. The addition of American Homestar to our existing manufacturing and retail system strengthens our position in the South Central U.S.. The purchase price totaled $190 million, before certain customary adjustments, and was funded with cash on hand.

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

As of September 27, 2025 we operate a total of 31 homebuilding production lines with domestic locations in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville (two lines) and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two international lines in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points and 79 Company-owned U.S. retail stores, of which 46 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through August 2025 were 70,757, an increase of 3.2% compared to 68,550 shipments in the same calendar period last year. The manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community operators and residential developers (see Note 8, Commercial Loans Receivable, to the unaudited Consolidated Financial Statements). Our involvement in commercial lending helps to increase the availability of manufactured home financing to distributors, community operators and residential developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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
Our backlog at September 27, 2025 was $210 million compared to $197 million at March 29, 2025, an increase of $13 million, and down $66 million compared to $276 million at September 28, 2024.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	September 27, 2025	September 28, 2024	Change
Factory-built housing	$535,117	$486,343	$48,774	10.0%
Financial services	21,410	21,118	292	1.4%
	$556,527	$507,461	$49,066	9.7%
Factory-built homes sold
by Company-owned retail sales centers	1,187	1,032	155	15.0%
to independent retailers, builders, communities and developers	3,991	3,881	110	2.8%
	5,178	4,913	265	5.4%
Net factory-built housing revenue per home sold	$103,344	$98,991	$4,353	4.4%

	Six Months Ended
($ in thousands, except revenue per home sold)	September 27, 2025	September 28, 2024	Change
Factory-built housing	$1,070,811	$944,391	$126,420	13.4%
Financial services	42,573	40,669	1,904	4.7%
	$1,113,384	$985,060	$128,324	13.0%
Factory-built homes sold
by Company-owned retail sales centers	2,210	2,045	165	8.1%
to independent retailers, builders, communities and developers	8,384	7,589	795	10.5%
	10,594	9,634	960	10.0%
Net factory-built housing revenue per home sold	$101,077	$98,027	$3,050	3.1%

Factory-built housing Net revenue increased for the three and six months ended September 27, 2025 due to higher home sales volume and an increase in Net revenue per home sold.
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
For the three and six months ended September 27, 2025, Financial services Net revenue increased primarily due to higher insurance premiums.

Gross Profit

	Three Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Change
Factory-built housing	$122,493	$111,520	$10,973	9.8%
Financial services	11,914	4,602	7,312	158.9%
	$134,407	$116,122	$18,285	15.7%

Gross profit as % of Net revenue
Consolidated	24.2%	22.9%	N/A	1.3%
Factory-built housing	22.9%	22.9%	N/A	—%
Financial services	55.6%	21.8%	N/A	33.8%

	Six Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Change
Factory-built housing	$243,338	$215,030	$28,308	13.2%
Financial services	20,575	4,494	16,081	357.8%
	$263,913	$219,524	$44,389	20.2%

Gross profit as % of Net revenue
Consolidated	23.7%	22.3%	N/A	1.4%
Factory-built housing	22.7%	22.8%	N/A	(0.1)%
Financial services	48.3%	11.1%	N/A	37.2%

Factory-built housing Gross profit and Gross profit as a percentage of Net revenue for the three and six months ended September 27, 2025 increased due to higher sales volume and an increase in Net revenue per home sold.
Financial services Gross profit in dollars and as a percentage of Financial services Net revenue for the three and six months ended September 27, 2025 increased due to higher insurance premiums and lower claim losses. The claim loss reduction resulted from policy underwriting improvements and severe weather events in the prior year periods.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Change
Factory-built housing	$65,757	$61,440	$4,317	7.0%
Financial services	6,472	5,557	915	16.5%
	$72,229	$66,997	$5,232	7.8%
Selling, general and administrative expenses as % of Net revenue	13.0%	13.2%	N/A	(0.2)%

	Six Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Change
Factory-built housing	$128,911	$121,160	$7,751	6.4%
Financial services	12,466	10,688	1,778	16.6%
	$141,377	$131,848	$9,529	7.2%
Selling, general and administrative expenses as % of Net revenue	12.7%	13.4%	N/A	(0.7)%

Factory-built housing Selling, general and administrative expenses increased for the three and six months ended September 27, 2025 as a result of variable compensation driven by higher incentive compensation due to higher earnings compared to the prior year periods.

Financial services Selling, general and administrative expenses for the three and six months ended September 27, 2025 increased primarily due to increases in compensation year over year.

Other Components of Net Income

	Three Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Change
Interest income	$5,046	$5,692	$(646)	(11.3)%
Interest expense	(112)	(125)	(13)	(10.4)%
Other income, net	142	258	(116)	45.0%
Income tax expense	(14,873)	(11,135)	3,738	33.6%
Effective tax rate	22.1%	20.3%	N/A	1.8%

	Six Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Change
Interest income	$10,149	$11,203	$(1,054)	(9.4)%
Interest expense	(276)	(215)	61	28.4%
Other income, net	142	147	(5)	3.4%
Income tax expense	(28,528)	(20,567)	7,961	38.7%
Effective tax rate	21.5%	20.8%	N/A	0.7%
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
Liquidity and Capital Resources

We believe that cash and cash equivalents at September 27, 2025, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations, provide for our planned acquisition of American Homestar and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We believe we have sufficient liquid resources including our $75 million Revolving Credit Facility, which may be increased from time to time through additional term facilities by up to an aggregate amount of $75 million up to $150 million. No amounts are currently outstanding. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for the six months ended September 27, 2025 and September 28, 2024, respectively:

	Six Months Ended
(in thousands)	September 27, 2025	September 28, 2024	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$375,345	$368,753	$6,592
Net cash provided by operating activities	133,994	102,074	31,920
Net cash used in investing activities	(20,149)	(11,029)	(9,120)
Net cash used in financing activities	(89,236)	(73,581)	(15,655)
Cash, cash equivalents and restricted cash at end of the period	$399,954	$386,217	$13,737
Net cash provided by operating activities increased primarily from higher Net income, a decrease in Consumer loans originated compared to the prior year period and a decrease in Prepaid expenses and other current assets. The increase was partially offset by an increase in Commercial loans originated.
Consumer loan originations decreased $10.1 million to $29.8 million for the six months ended September 27, 2025 from $39.9 million for the six months ended September 28, 2024, and proceeds from consumer loans decreased $0.1 million to $33.9 million for the six months ended September 27, 2025 from $34.0 million for the six months ended September 28, 2024.
Commercial loan originations increased $28.5 million to $83.2 million for the six months ended September 27, 2025 from $54.7 million for the six months ended September 28, 2024. Proceeds from the collection on commercial loans provided $75.4 million this year, compared to $55.1 million in the prior year, a net increase of $20.3 million.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended September 27, 2025, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of September 27, 2025, its disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table sets forth repurchases of our common stock during the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 29, 2025 to August 2, 2025	—	$—	—	$177,765
August 3, 2025 to August 30, 2025	12,500	486.84	12,500	171,680
August 31, 2025 to September 27, 2025	54,570	549.73	54,570	141,681
	67,070		67,070
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our credit agreement and liquidity or other requirements of state, corporate and other laws.
1The stock repurchase plan announced on October 31, 2024 approved $100 million in stock repurchases. As of September 27, 2025 there is nothing remaining from this approval. The stock repurchase plan announced on May 22, 2025 approved $150 million in stock repurchases and there is $142 million dollars remaining as of September 27, 2025 from this approval. These plans do not have an expiration date.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 27, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	October 31, 2025
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	October 31, 2025
Allison K. Aden	(Principal Financial Officer)