Form 10-Q
period 2025-12-27
CAVCO INDUSTRIES, INC.
filed 2026-02-02
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 22, 2026, 7,761,163 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
December 27, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 27, 2025	March 29, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$224,616	$356,225
Restricted cash, current	17,271	18,535
Accounts receivable, net	105,956	105,849
Short-term investments	17,277	19,842
Current portion of consumer loans receivable, net	38,679	35,852
Current portion of commercial loans receivable, net	45,659	43,492
Current portion of commercial loans receivable from affiliates, net	2,015	2,881
Inventories	290,540	252,695
Prepaid expenses and other current assets	74,782	74,815
Total current assets	816,795	910,186
Restricted cash	585	585
Investments	24,782	18,067
Consumer loans receivable, net	20,104	20,685
Commercial loans receivable, net	53,393	48,605
Commercial loans receivable from affiliates, net	5,163	4,768
Property, plant and equipment, net	276,716	227,620
Goodwill	207,803	121,969
Other intangibles, net	28,678	16,731
Operating lease right-of-use assets	38,176	35,576
Deferred income taxes	—	1,853
Total assets	$1,472,195	$1,406,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$35,003	$37,195
Accrued expenses and other current liabilities	293,674	265,971
Total current liabilities	328,677	303,166
Operating lease liabilities	34,065	31,538
Other liabilities	7,210	7,359
Deferred income taxes	13,024	—
Total liabilities	382,976	342,063
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,471,289 and 9,436,732 shares, respectively; Outstanding 7,786,626 and 8,008,012 shares, respectively	95	94
Treasury stock, at cost; 1,684,663 and 1,428,720 shares, respectively	(555,587)	(424,624)
Additional paid-in capital	298,231	290,940
Retained earnings	1,346,253	1,198,163
Accumulated other comprehensive income	227	9
Total stockholders' equity	1,089,219	1,064,582
Total liabilities and stockholders' equity	$1,472,195	$1,406,645
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net revenue	$580,994	$522,040	$1,694,378	$1,507,100
Cost of sales	445,073	392,090	1,294,544	1,157,626
Gross profit	135,921	129,950	399,834	349,474
Selling, general and administrative expenses	81,361	65,980	222,738	197,828
Income from operations	54,560	63,970	177,096	151,646
Interest income	2,956	5,353	13,105	16,556
Interest expense	(131)	(155)	(407)	(370)
Other income, net	213	168	355	315
Income before income taxes	57,598	69,336	190,149	168,147
Income tax expense	(13,531)	(12,874)	(42,059)	(33,441)
Net income	$44,067	$56,462	$148,090	$134,706

Comprehensive income
Net income	$44,067	$56,462	$148,090	$134,706
Reclassification adjustment for securities sold	(10)	(97)	243	174
Applicable income tax (expense) benefit	2	20	(51)	(37)
Net change in unrealized position of investments held	21	8	33	62
Applicable income tax expense	(5)	(2)	(7)	(13)
Comprehensive income	$44,075	$56,391	$148,308	$134,892

Net income per share
Basic	$5.65	$6.97	$18.78	$16.42
Diluted	$5.58	$6.90	$18.55	$16.25
Weighted average shares outstanding
Basic	7,801,698	8,096,538	7,887,594	8,203,448
Diluted	7,891,093	8,186,814	7,981,609	8,291,647

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 27, 2025	December 28, 2024
OPERATING ACTIVITIES
Net income	$148,090	$134,706
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,663	14,304
Provision for credit losses	(176)	(874)
Deferred income taxes	9,170	17
Stock-based compensation expense	10,265	6,653
Non-cash interest income, net	(582)	(787)
Gain on sale or retirement of property, plant and equipment, net	(44)	(19)
Gain on investments and sale of loans, net	(3,671)	(1,901)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	5,225	(14,762)
Consumer loans receivable originated	(43,040)	(54,155)
Proceeds received on consumer loans receivable	42,757	47,026
Inventories	10,010	(1,960)
Prepaid expenses and other current assets	4,560	4,997
Commercial loans receivable originated	(117,299)	(87,543)
Principal payments received on commercial loans receivable	110,800	85,008
Accounts payable, accrued expenses and other liabilities	7,391	9,141
Net cash provided by operating activities	200,119	139,851
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(27,360)	(15,288)
Payments for acquisitions, net	(171,446)	—
Proceeds from sale of property, plant and equipment	158	194
Purchases of investments	(18,952)	(21,588)
Proceeds from sale of investments	17,748	22,706
Net cash used in investing activities	(199,852)	(13,976)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(4,949)	(3,425)
Proceeds from exercise of stock options	1,884	2,130
Payments on finance leases and other secured financings	(184)	(261)
Payments for common stock repurchases	(129,891)	(114,446)
Net cash used in financing activities	(133,140)	(116,002)
Net (decrease) increase in cash, cash equivalents and restricted cash	(132,873)	9,873
Cash, cash equivalents and restricted cash at beginning of the fiscal year	375,345	368,753
Cash, cash equivalents and restricted cash at end of the period	$242,472	$378,626
Supplemental disclosures of cash flow information
Cash paid for income taxes	$29,676	$34,173
Cash paid for interest	$205	$30
Supplemental disclosures of noncash activity
Payable due for acquisition of a business	$3,358	$—
Fair value of contingent acquisition purchase price receivable	$4,838	$—
Change in GNMA loans eligible for repurchase	$347	$730
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
As disclosed on our Form 8-K filed on September 30, 2025, on September 29, 2025, we acquired American Homestar Corporation ("American Homestar"), including its two manufacturing facilities, nineteen wholly-owned retail locations and financial service operations. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 19.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the identification and disclosure of the Company's Chief Operating Decision Maker ("CODM"), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 effective for the annual period beginning March 31, 2024, and for interim periods beginning March 30, 2025. ASU 2023-07 is applied retrospectively to all prior periods presented in the accompanying Consolidated Financial Statements.
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
3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Factory-built housing
Home sales	$532,497	$471,998	$1,551,983	$1,378,103
Delivery, setup and other revenues	26,000	28,862	77,325	67,148
	558,497	500,860	1,629,308	1,445,251
Financial services
Insurance agency commissions received from third-party insurance companies	1,975	1,246	4,899	3,920
All other sources	20,522	19,934	60,171	57,929
	22,497	21,180	65,070	61,849
	$580,994	$522,040	$1,694,378	$1,507,100
4. Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 27, 2025	December 28, 2024
Cash and cash equivalents	$224,616	$362,863
Restricted cash, current	17,271	15,178
Restricted cash	585	585
	$242,472	$378,626

5. Investments
Investments consisted of the following (in thousands):

	December 27, 2025	March 29, 2025
Available-for-sale debt securities	$22,908	$21,415
Marketable equity securities	13,499	11,425
Non-marketable equity investments	5,652	5,069
	42,059	37,909
Less short-term investments	(17,277)	(19,842)
	$24,782	$18,067
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type, are shown in the table below (in thousands):

	December 27, 2025		March 29, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$10,691	$10,790	$4,122	$4,120
State and political subdivision debt securities	5,744	5,849	6,955	6,976
Corporate debt securities	6,186	6,269	10,326	10,319
	$22,621	$22,908	$21,403	$21,415
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	December 27, 2025
	Amortized Cost	Fair Value
Due in less than one year	$1,939	$1,940
Due after one year through five years	6,510	6,637
Due after five years through ten years	910	924
Due after ten years	2,571	2,617
Mortgage-backed securities	10,691	10,790
	$22,621	$22,908
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Marketable equity securities
Net gain (loss) recognized during the period	$478	$(954)	$2,070	$(440)
Less: Net gain recognized on securities sold during the period	(283)	(1,649)	(274)	(1,561)
Unrealized gain (loss) recognized during the period on securities still held	$195	$(2,603)	$1,796	$(2,001)

6. Inventories
Inventories consisted of the following (in thousands):

	December 27, 2025	March 29, 2025
Raw materials	$86,573	$79,098
Work in process	35,004	29,808
Finished goods	168,963	143,789
	$290,540	$252,695
7. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	December 27, 2025	March 29, 2025
Loans held for investment, previously securitized	$11,392	$13,775
Loans held for investment	14,955	12,196
Loans held for sale	33,390	27,981
Construction advances	2,811	4,210
	62,548	58,162
Deferred financing fees and other, net	(1,780)	(686)
Allowance for loan losses	(1,985)	(939)
	58,783	56,537
Less current portion	(38,679)	(35,852)
	$20,104	$20,685
The consumer loans held for investment had the following characteristics:

	December 27, 2025	March 29, 2025
Weighted average contractual interest rate	7.7%	7.9%
Weighted average effective interest rate	7.6%	10.3%
Weighted average months to maturity	236	221
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	December 27, 2025	March 29, 2025
Current	$59,408	$56,401
31 to 60 days	1,659	1,082
61 to 90 days	333	4
91+ days	1,148	675
	$62,548	$58,162

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	December 27, 2025
	2026	2025	2024	2023	2022	Prior	Total
Prime- FICO score 680 and greater	$18,517	$7,503	$4,463	$319	$89	$12,297	$43,188
Near Prime- FICO score 620-679	2,893	1,630	619	—	—	8,671	13,813
Sub-Prime- FICO score less than 620	—	—	—	—	—	569	569
No FICO score	172	281	202	957	1,247	2,119	4,978
	$21,582	$9,414	$5,284	$1,276	$1,336	$23,656	$62,548

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$18,133	$9,209	$323	$92	$761	$13,197	$41,715
Near Prime- FICO score 620-679	2,948	1,210	—	—	1,026	9,000	14,184
Sub-Prime- FICO score less than 620	537	—	—	—	17	680	1,234
No FICO score	317	441	—	—	—	271	1,029
	$21,935	$10,860	$323	$92	$1,804	$23,148	$58,162
As of December 27, 2025, 47% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. As of March 29, 2025, 54% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of December 27, 2025 or March 29, 2025.
8. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	December 27, 2025	March 29, 2025
Loans receivable (including from affiliates)	$106,811	$100,297
Allowance for loan losses	(375)	(361)
Deferred financing fees, net	(206)	(190)
	106,230	99,746
Less current portion of commercial loans receivable (including from affiliates), net	(47,674)	(46,373)
	$58,556	$53,373
The commercial loans receivable balance had the following characteristics:

	December 27, 2025	March 29, 2025
Weighted average contractual interest rate	7.8%	8.3%
Weighted average months outstanding	10	10

The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	December 27, 2025
	2026	2025	2024	2023	2022	Prior	Total
Performing	$62,873	$27,832	$13,632	$1,947	$339	$188	$106,811

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Performing	$66,843	$24,215	$7,006	$1,014	$1,219	$—	$100,297
As of December 27, 2025, our outstanding commercial loans receivable principal balance was concentrated primarily in Arizona 15%, New York 14%, California 13% and North Carolina 12%. As of March 29, 2025, concentrations were 16% in California and 17% in New York.
We had concentrations with one independent third-party and its affiliates that equaled 10% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of December 27, 2025 and March 29, 2025. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
9. Goodwill and Other Intangibles, net
Goodwill and other intangibles, net, consisted of the following (in thousands):

	December 27, 2025			March 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$207,803	$—	$207,803	$121,969	$—	$121,969
Trademarks and trade names	7,020	—	7,020	7,020	—	7,020
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	215,923	—	215,923	130,089	—	130,089
Finite-lived
Customer relationships	28,300	(7,905)	20,395	15,000	(6,676)	8,324
Other	1,114	(951)	163	1,114	(827)	287
	$245,337	$(8,856)	$236,481	$146,203	$(7,503)	$138,700
Changes to Goodwill for the nine months ended December 27, 2025 were as follows (in thousands):

Goodwill beginning of the period	$121,969
American Homestar Acquisition (1)	85,834
Goodwill end of the period	$207,803
(1) See Note 19, Acquisition

Amortization expense recognized on intangible assets for the three and nine months ended December 27, 2025 was $0.6 million and $1.4 million, respectively. Amortization expense recognized on intangible assets for the three and nine months ended December 28, 2024 was $0.4 million and $1.2 million, respectively. Customer relationships have a weighted average remaining life of 9.2 years and other finite lived intangibles have a weighted average remaining life of 0.5 years.
Expected future amortization is as follows (in thousands):

Remainder of fiscal year 2026	$599
Fiscal 2027	2,375
Fiscal 2028	2,249
Fiscal 2029	2,215
Fiscal 2030	1,935
Fiscal 2031	1,795
Thereafter	9,390
$20,558
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 27, 2025	March 29, 2025
Salaries, wages and benefits	$49,508	$45,640
Customer deposits	48,259	46,934
Estimated warranties	39,954	33,189
Unearned insurance premiums	32,306	33,863
Accrued volume rebates	31,120	21,208
Accrued insurance	13,253	13,094
Insurance loss reserves	10,929	16,201
Other	68,345	55,842
	$293,674	$265,971
11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Balance at beginning of period	$35,577	$33,081	$33,189	$31,718
Purchase accounting additions	2,231	—	2,231	—
Charged to costs and expenses	20,524	14,322	54,172	40,403
Payments and deductions	(18,378)	(12,991)	(49,638)	(37,709)
Balance at end of period	$39,954	$34,412	$39,954	$34,412

12. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	December 27, 2025	March 29, 2025
Finance lease liabilities	$6,025	$6,086
Other secured financing	1,476	1,594
	7,501	7,680
Less current portion included in Accrued expenses and other current liabilities	(291)	(321)
	$7,210	$7,359
13. Debt
We are party to an Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"), providing for a $75 million revolving credit facility (the "Revolving Credit Facility"), including a $10 million letter of credit sub-facility.

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
As of December 27, 2025 and March 29, 2025, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
14. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	December 27, 2025		December 28, 2024
	Written	Earned	Written	Earned
Direct premiums	$9,643	$11,084	$19,260	$24,645
Assumed premiums—nonaffiliated	9,996	11,018	21,534	20,629
Ceded premiums—nonaffiliated	(7,309)	(7,309)	(17,387)	(17,387)
	$12,330	$14,793	$23,407	$27,887

	Nine Months Ended
	December 27, 2025		December 28, 2024
	Written	Earned	Written	Earned
Direct premiums	$31,086	$33,800	$32,763	$36,947
Assumed premiums—nonaffiliated	33,194	32,851	33,269	30,133
Ceded premiums—nonaffiliated	(22,673)	(22,673)	(25,572)	(25,572)
	$41,607	$43,978	$40,460	$41,508
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
The following details the activity in the incurred but not reported reserve for the three and nine months ended December 27, 2025 and December 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Balance at beginning of period	$10,260	$14,620	$16,201	$10,540
Net incurred losses during the period	6,578	9,662	25,463	41,753
Net claim payments during the period	(5,909)	(12,028)	(30,735)	(40,039)
Balance at end of period	$10,929	$12,254	$10,929	$12,254
15. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $148 million and $133 million at December 27, 2025 and March 29, 2025, respectively, without reduction for the estimated resale value of the homes. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.7 million at December 27, 2025 and $3.3 million at March 29, 2025.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	December 27, 2025	March 29, 2025
Construction loan contract amount	$6,034	$12,366
Cumulative advances	(2,811)	(4,210)
	$3,223	$8,156
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.6 million as of December 27, 2025 and March 29, 2025, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the nine months ended December 27, 2025 or December 28, 2024.
Interest Rate Lock Commitments ("IRLCs"). As of December 27, 2025 and March 29, 2025, we had outstanding IRLCs with a notional amount of $36.0 million and $16.3 million, respectively. For the three and nine months ended December 27, 2025, we recognized insignificant non-cash gains on outstanding IRLCs. For the three and nine months ended December 28, 2024, we recognized insignificant non-cash losses and gains, respectively, on outstanding IRLCs.
Forward Sales Commitments. As of December 27, 2025 and March 29, 2025, we had $10.6 million and $20.8 million in outstanding forward sales commitments for sales of mortgage backed securities and whole loan commitments (collectively, the "Commitments"), respectively. During the three and nine months ended December 27, 2025, we recognized insignificant non-cash gains on Commitments. During the three and nine months ended December 28, 2024, we recognized insignificant non-cash gains.
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

16. Stockholders' Equity
The following tables represent changes in Stockholders' equity during the nine months ended December 27, 2025 and December 28, 2024, respectively (dollars in thousands):

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2025	9,436,732	$94	$(424,624)	$290,940	$1,198,163	$9	$1,064,582
Net income	—	—	—	—	51,642	—	51,642
Other comprehensive income, net	—	—	—	—	—	96	96
Net issuance of common stock under stock incentive plans	16,631	1	—	(4,682)	—	—	(4,681)
Stock-based compensation	—	—	—	3,563	—	—	3,563
Common stock repurchases	—	—	(50,369)	—	—	—	(50,369)
Balance, June 28, 2025	9,453,363	$95	$(474,993)	$289,821	$1,249,805	$105	$1,064,833
Net income	—	—	—	—	52,381	—	52,381
Other comprehensive income, net	—	—	—	—	—	114	114
Net issuance of common stock under stock incentive plans	17,457	—	—	1,633	—	—	1,633
Stock-based compensation	—	—	—	3,530	—	—	3,530
Common stock repurchases	—	—	(36,354)	—	—	—	(36,354)
Balance, September 27, 2025	9,470,820	$95	$(511,347)	$294,984	$1,302,186	$219	$1,086,137
Net income	—	—	—	—	44,067	—	44,067
Other comprehensive income, net	—	—	—	—	—	8	8
Net issuance of common stock under stock incentive plans	469	—	—	75	—	—	75
Stock-based compensation	—	—	—	3,172	—	—	3,172
Common stock repurchases	—	—	(44,240)	—	—	—	(44,240)
Balance, December 27, 2025	9,471,289	$95	$(555,587)	$298,231	$1,346,253	$227	$1,089,219

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Common Stock
	Shares	Amount
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411
Net income	—	—	—	—	34,429	—	34,429
Other comprehensive income, net	—	—	—	—	—	58	58
Net issuance of common stock under stock incentive plans	11,104	—	—	(2,348)	—	—	(2,348)
Stock-based compensation	—	—	—	2,194	—	—	2,194
Common stock repurchases	—	—	(29,204)	—	—	—	(29,204)
Balance, June 29, 2024	9,401,057	$94	$(303,897)	$281,062	$1,061,556	$(275)	$1,038,540
Net income	—	—	—	—	43,815	—	43,815
Other comprehensive income, net	—	—	—	—	—	198	198
Net issuance of common stock under stock incentive plans	16,275	—	—	1,220	—	—	1,220
Stock-based compensation	—	—	—	2,713	—	—	2,713
Common stock repurchases	—	—	(44,509)	—	—	—	(44,509)
Balance, September 28, 2024	9,417,332	$94	$(348,406)	$284,995	$1,105,371	$(77)	$1,041,977
Net income	—	—	—	—	56,462	—	56,462
Other comprehensive (loss), net	—	—	—	—	—	(70)	(70)
Net issuance of common stock under stock incentive plans	5,637	—	—	(168)	—	—	(168)
Stock-based compensation	—	—	—	1,746	—	—	1,746
Common stock repurchases	—	—	(42,722)	—	—	—	(42,722)
Balance, December 28, 2024	9,422,969	$94	$(391,128)	$286,573	$1,161,833	$(147)	$1,057,225
17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net income	$44,067	$56,462	$148,090	$134,706
Weighted average shares outstanding
Basic	7,801,698	8,096,538	7,887,594	8,203,448
Effect of dilutive securities	89,395	90,276	94,015	88,199
Diluted	7,891,093	8,186,814	7,981,609	8,291,647
Net income per share
Basic	$5.65	$6.97	$18.78	$16.42
Diluted	$5.58	$6.90	$18.55	$16.25

Anti-dilutive common stock equivalents excluded	2	—	1	169

18. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	December 27, 2025		March 29, 2025
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$22,908	$22,908	$21,415	$21,415
Marketable equity securities	13,499	13,499	11,425	11,425
Non-marketable equity investments	5,652	5,652	5,069	5,069
Consumer loans receivable	58,783	58,938	56,537	59,365
Commercial loans receivable	106,230	99,776	99,746	89,216
Other secured financing	(1,476)	(1,474)	(1,594)	(1,569)
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

	December 27, 2025	March 29, 2025
Number of loans serviced with MSRs	3,517	3,647
Weighted average servicing fee (basis points)	34.01	34.74
Capitalized servicing multiple	173.01%	179.97%
Capitalized servicing rate (basis points)	58.84	62.52
Serviced portfolio with MSRs (in thousands)	$435,646	$451,080
MSRs (in thousands)	$2,564	$2,820
19. Acquisition
American Homestar Acquisition
On September 29, 2025 (the "Acquisition Date"), we completed the acquisition of American Homestar, including their two manufacturing facilities and 19 retail locations, by acquiring 100% of the outstanding stock for total consideration of $179.9 million, which is subject to customary adjustments. The total consideration transferred was $181.4 million in cash, $3.4 million in a liability to be paid in cash and contingent consideration to be received from the seller pending the outcome of future matters is fair valued at $4.8 million. The range of possible outcomes is $0 million to $4.8 million. This purchase enhances our position in the South Central U.S. while adding coverage and scale with high quality products. We believe this purchase will have a positive financial impact with accretive earnings and cash flow and meaningful improvement opportunities including cost, purchasing and product optimization synergies.
We have expensed $5.0 million in acquisition related transaction costs in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and have not incurred debt in connection with the purchase or subsequent operations.
The following table presents the fair values of the assets that we acquired and the liabilities that we assumed as of the Acquisition Date (in thousands). The purchase accounting is provisional and certain estimated fair values for leases, Other current assets, Accounts payable and accrued expenses and Deferred tax liability are not yet finalized and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the Acquisition Date.

September 29, 2025
Cash	$8,484
Accounts receivable	5,310
Inventories	47,855
Other current assets	2,574
Property, plant and equipment	37,160
Consumer loans receivable	1,870
Operating lease right-of-use asset	2,952
Intangible assets(1)	13,300
Total identifiable assets acquired	119,505
Accounts payable and accrued liabilities	16,757
Operating lease liability	2,952
Deferred tax liability	5,700
Net identifiable assets acquired	94,096
Goodwill(2)	85,834
Net assets acquired	$179,930
(1) Consists of $13.3 million assigned to customer-related intangibles, subject to a useful life of 14 years amortized on a straight-line basis.
(2) Attributable to the Factory-built housing segment and not deductible for income tax purposes.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. The goodwill recognized is attributable primarily to the expected synergies in purchasing and product distribution optimization from combining operations, the assembled workforce in one of the most important manufactured housing markets in the U.S., and more broadly the added capacity and distribution needed to meet growing housing needs.
Since the Acquisition Date, American Homestar has contributed Net revenue of $42.0 million and Net income of $2.4 million for the three months ended December 27, 2025.
Pro Forma Impact of American Homestar Acquisition (Unaudited). The following table presents supplemental pro forma information as if the American Homestar acquisition had occurred on March 31, 2024 (in thousands, except per share data):

	December 27, 2025	December 28, 2024
	Nine Months Ended	Three Months Ended	Nine Months Ended
Net revenue	$1,794,651	$574,938	$1,647,449
Net income	154,373	59,939	144,770
Diluted net income per share	19.34	7.32	17.46

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

	Three Months Ended December 27, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$558,497	$22,497	$580,994
Cost of sales	437,242	7,831	445,073
Gross profit	121,255	14,666	135,921
Selling, general and administrative expenses	74,162	7,199	81,361
Income from operations	47,093	7,467	54,560
Interest income	2,956	—	2,956
Interest expense	(131)	—	(131)
Other income, net	213	—	213
Income before income taxes	50,131	7,467	57,598
Income tax expense	(11,981)	(1,550)	(13,531)
Net income	$38,150	$5,917	$44,067

	Nine Months Ended December 27, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,629,308	$65,070	$1,694,378
Cost of sales	1,264,715	29,829	1,294,544
Gross profit	364,593	35,241	399,834
Selling, general and administrative expenses	203,073	19,665	222,738
Income from operations	161,520	15,576	177,096
Interest income	13,105	—	13,105
Interest expense	(407)	—	(407)
Other income, net	355	—	355
Income before income taxes	174,573	15,576	190,149
Income tax expense	(38,770)	(3,289)	(42,059)
Net income	$135,803	$12,287	$148,090

	Three Months Ended December 27, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$5,497	$55	$5,552
Amortization	$602	$7	$609
Capital expenditures	$8,448	$42	$8,490

	Nine Months Ended December 27, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$15,130	$180	$15,310
Amortization	$1,334	$19	$1,353
Capital expenditures	$27,318	$42	$27,360

	Three Months Ended December 28, 2024
	Factory-built housing	Financial services	Consolidated
Net revenue	$500,860	$21,180	$522,040
Cost of sales	382,667	9,423	392,090
Gross profit	118,193	11,757	129,950
Selling, general and administrative expenses	60,408	5,572	65,980
Income from operations	57,785	6,185	63,970
Interest income	5,353	—	5,353
Interest expense	(155)	—	(155)
Other income, net	168	—	168
Income before income taxes	63,151	6,185	69,336
Income tax expense	(11,715)	(1,159)	(12,874)
Net income	$51,436	$5,026	$56,462

	Nine Months Ended December 28, 2024
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,445,251	$61,849	$1,507,100
Cost of sales	1,112,029	45,597	1,157,626
Gross profit	333,222	16,252	349,474
Selling, general and administrative expenses	181,569	16,259	197,828
Income (loss) from operations	151,653	(7)	151,646
Interest income	16,556	—	16,556
Interest expense	(370)	—	(370)
Other income, net	315	—	315
Income (loss) before income taxes	168,154	(7)	168,147
Income tax (expense) benefit	(33,470)	29	(33,441)
Net income	$134,684	$22	$134,706

	Three Months Ended December 28, 2024
	Factory-built housing	Financial services	Consolidated
Depreciation	$4,344	$63	$4,407
Amortization	$370	$7	$377
Capital expenditures	$5,434	$—	$5,434

	Nine Months Ended December 28, 2024
	Factory-built housing	Financial services	Consolidated
Depreciation	$12,960	$191	$13,151
Amortization	$1,135	$19	$1,154
Capital expenditures	$15,163	$90	$15,253

	December 27, 2025	March 29, 2025
Total assets:
Factory-built housing	$1,228,925	$1,191,216
Financial services	243,270	215,429
Consolidated	$1,472,195	$1,406,645

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

We operate a total of 33 homebuilding production lines with domestic locations in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Phoenix, Glendale and Goodyear, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth (two lines), Lancaster, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville (two lines) and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two international lines in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points and 99 Company-owned U.S. retail stores, of which 62 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through November 2025 were 95,947, a decrease of 0.3% compared to 96,240 shipments in the same calendar period last year. The manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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

Key housing building materials include wood, wood products, steel, gypsum wallboard, windows, doors fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, aluminum, appliances and electrical items. Fluctuations in the cost of materials and labor may affect gross margins from home sales to the extent that an increase in costs cannot be efficiently matched to the home sales price. Pricing and availability of certain raw materials have been volatile due to a number of factors in the current environment. We continue to monitor and react to inflation in the cost of these materials by maintaining a focus on our product pricing in response to higher materials costs, but such product pricing increases may lag behind the escalation of such costs. From time to time and to varying degrees, we may experience shortages in the availability of materials and/or labor in the markets in which we operate. Availability of these inputs has not caused significant production halts in the current period, but we have experienced periodic shutdowns in other periods and shortages of primary building materials have caused production inefficiencies as we have needed to change processes in response to the delay in materials. These shortages may also result in extended order backlogs, delays in the delivery of homes and reduced gross margins from home sales.
Our backlog at December 27, 2025 was $160 million compared to $197 million at March 29, 2025, a decrease of $37 million, and a decrease of $64 million compared to $224 million at December 28, 2024.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	December 27, 2025	December 28, 2024	Change
Factory-built housing	$558,497	$500,860	$57,637	11.5%
Financial services	22,497	21,180	1,317	6.2%
	$580,994	$522,040	$58,954	11.3%
Factory-built homes sold
by Company-owned retail sales centers	1,339	1,075	264	24.6%
to independent retailers, builders, communities and developers	3,882	3,984	(102)	(2.6)%
	5,221	5,059	162	3.2%
Net Factory-built housing revenue per home sold	$106,971	$99,004	$7,967	8.0%

	Nine Months Ended
($ in thousands, except revenue per home sold)	December 27, 2025	December 28, 2024	Change
Factory-built housing	$1,629,308	$1,445,251	$184,057	12.7%
Financial services	65,070	61,849	3,221	5.2%
	$1,694,378	$1,507,100	$187,278	12.4%
Factory-built homes sold
by Company-owned retail sales centers	3,549	3,120	429	13.8%
to independent retailers, builders, communities and developers	12,266	11,573	693	6.0%
	15,815	14,693	1,122	7.6%
Net Factory-built housing revenue per home sold	$103,023	$98,363	$4,660	4.7%

Factory-built housing Net revenue increased for the three and nine months ended December 27, 2025 due to higher home sales volume and an increase in Net revenue per home sold. The American Homestar acquisition contributed $42.0 million in the current year periods.
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
For the three and nine months ended December 27, 2025, Financial services Net revenue increased primarily due to higher insurance premiums.

Gross Profit

	Three Months Ended
($ in thousands)	December 27, 2025	December 28, 2024	Change
Factory-built housing	$121,255	$118,193	$3,062	2.6%
Financial services	14,666	11,757	2,909	24.7%
	$135,921	$129,950	$5,971	4.6%

Gross profit as % of Net revenue
Consolidated	23.4%	24.9%	N/A	(1.5)%
Factory-built housing	21.7%	23.6%	N/A	(1.9)%
Financial services	65.2%	55.5%	N/A	9.7%

	Nine Months Ended
($ in thousands)	December 27, 2025	December 28, 2024	Change
Factory-built housing	$364,593	$333,223	$31,370	9.4%
Financial services	35,241	16,251	18,990	116.9%
	$399,834	$349,474	$50,360	14.4%

Gross profit as % of Net revenue
Consolidated	23.6%	23.2%	N/A	0.4%
Factory-built housing	22.4%	23.1%	N/A	(0.7)%
Financial services	54.2%	26.3%	N/A	27.9%

In the Factory-built housing segment, Gross profit for the three and nine months ended December 27, 2025 increased due to an increase in home sales volume and Net revenue per home sold, partially offset by higher costs per unit.
Financial services Gross profit in dollars and as a percentage of Financial services Net revenue increased for the three and nine months ended December 27, 2025 due to higher insurance premiums and lower claim losses. The claim loss reduction resulted from policy underwriting improvements and severe weather events in the prior year periods.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	December 27, 2025	December 28, 2024	Change
Factory-built housing	$74,162	$60,409	$13,753	22.8%
Financial services	7,199	5,571	1,628	29.2%
	$81,361	$65,980	$15,381	23.3%
Selling, general and administrative expenses as % of Net revenue	14.0%	12.6%	N/A	1.4%

	Nine Months Ended
($ in thousands)	December 27, 2025	December 28, 2024	Change
Factory-built housing	$203,073	$181,569	$21,504	11.8%
Financial services	19,665	16,259	3,406	20.9%
	$222,738	$197,828	$24,910	12.6%
Selling, general and administrative expenses as % of Net revenue	13.1%	13.1%	N/A	—%

Factory-built housing Selling, general and administrative expenses increased for the three and nine months ended December 27, 2025 due primarily to the addition of American Homestar, which added $6.9 million of incremental expense, as well as acquisition related deal costs of $2.9 million. For the nine months ended December 27, 2025, in addition to the above items, the increase is also due to higher incentive based compensation from higher earnings compared to the prior year period, as well as an additional $1.5 million in deal costs during that period. Total deal costs in the nine months ended December 27, 2025 was $4.4 million.

Financial services Selling, general and administrative expenses for the three and nine months ended December 27, 2025 increased primarily due to increases in compensation year over year.

Other Components of Net Income

	Three Months Ended
($ in thousands)	December 27, 2025	December 28, 2024	Change
Interest income	$2,956	$5,353	$(2,397)	(44.8)%
Interest expense	(131)	(155)	(24)	(15.5)%
Other income, net	213	168	45	(26.8)%
Income tax expense	(13,531)	(12,874)	657	5.1%
Effective tax rate	23.5%	18.6%	N/A	4.9%

	Nine Months Ended
($ in thousands)	December 27, 2025	December 28, 2024	Change
Interest income	$13,105	$16,556	$(3,451)	(20.8)%
Interest expense	(407)	(370)	37	10.0%
Other income, net	355	315	40	(12.7)%
Income tax expense	(42,059)	(33,441)	8,618	25.8%
Effective tax rate	22.1%	19.9%	N/A	2.2%
Interest income consists primarily of interest earned on cash balances held in money market accounts and interest earned on commercial floorplan lending. Interest income is down in the three and nine months ended December 27, 2025 primarily due to lower interest rates on deposited cash and a decrease in cash balances due to the American Homestar acquisition in the three months ended December 27, 2025. Interest expense consists primarily of interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses from the sale of property, plant and equipment.
Income tax expense increased compared to the prior year period due to higher income before income taxes and a change in the effective tax rate due primarily to fewer energy star credits in the current year as well as certain deal costs that are not deductible for federal income tax purposes.
Liquidity and Capital Resources

We believe that cash and cash equivalents at December 27, 2025, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We believe we have sufficient liquid resources including our $75 million Revolving Credit Facility, which may be increased from time to time through additional term facilities by up to an aggregate amount of $75 million up to $150 million. No amounts are currently outstanding under the Revolving Credit Facility. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the Factory-built housing industry and general economic conditions outside of our control.

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
The following is a summary of the Company's cash flows for the nine months ended December 27, 2025 and December 28, 2024, respectively:

	Nine Months Ended
(in thousands)	December 27, 2025	December 28, 2024	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$375,345	$368,753	$6,592
Net cash provided by operating activities	200,119	139,851	60,268
Net cash used in investing activities	(199,852)	(13,976)	(185,876)
Net cash used in financing activities	(133,140)	(116,002)	(17,138)
Cash, cash equivalents and restricted cash at end of the period	$242,472	$378,626	$(136,154)
Net cash provided by operating activities increased primarily from higher Net income, an increase in Deferred income taxes, a decrease in Consumer loans originated compared to the prior year period and decreases in Accounts receivable, net and Inventory. The increase was partially offset by an increase in Commercial loans originated.
Consumer loan originations decreased $11.2 million to $43.0 million for the nine months ended December 27, 2025 from $54.2 million for the nine months ended December 28, 2024, and proceeds from consumer loans decreased $4.3 million to $42.8 million for the nine months ended December 27, 2025 from $47.0 million for the nine months ended December 28, 2024.
Commercial loan originations increased $29.8 million to $117.3 million for the nine months ended December 27, 2025 from $87.5 million for the nine months ended December 28, 2024. Proceeds from the collection on commercial loans provided $110.8 million for the nine months ended December 27, 2025, compared to $85.0 million in the comparable prior year, a net increase of $25.8 million.
The change in Net cash used in investing activities is primarily due to the cash paid for the acquisition of American Homestar and an increase in cash paid for property plant and equipment in the current year.
The change in Net cash used in financing activities was primarily due to the repurchase of a higher number of shares of common stock, which were also at a higher average daily stock price.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended December 27, 2025, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of December 27, 2025, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 15, Commitments and Contingencies to the unaudited Consolidated Financial Statements, which is incorporated herein by reference.
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
The following table sets forth repurchases of our common stock during the third quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
September 28, 2025 to November 1, 2025	78,600	$543.82	78,600	$98,938
November 2, 2025 to November 29, 2025	1,980	535.23	1,980	97,878
November 30, 2025 to December 27, 2025	—	—	—	97,878
	80,580		80,580
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our credit agreement and liquidity or other requirements of state, corporate and other laws.
(1)The stock repurchase plan announced on May 22, 2025 approved $150 million in stock repurchases and there is $98 million remaining as of December 27, 2025 from this approval. This plan does not have an expiration date.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On November 26, 2025, Allison Aden, the Company's Chief Financial Officer, adopted a programmed plan of transactions intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Aden 10b5-1 Plan"). This plan provides for a first possible trade date of February 25, 2026, and terminates automatically on July 3, 2026, if not before. The aggregate number of shares to potentially be sold pursuant to the Aden 10b5-1 Plan is up to 3,000 shares of Common Stock.
On December 12, 2025, Lisa Daniels, an independent director, also adopted a programmed plan of transactions intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Daniels 10b5-1 Plan"). This plan was adopted in order to sell-to-cover a number of shares of our Common Stock to satisfy income tax obligations to be incurred by Ms. Daniels in connection with the anticipated vesting of her restricted stock units on July 28, 2026.

The Daniels 10b5-1 Plan provides for a first possible trade date of July 30, 2026, and terminates automatically on August 5, 2026. The aggregate number of shares to be sold pursuant to the plan is 30 shares of our Common Stock.
During the three months ended December 27, 2025, no director or officer of the Company, other than Ms. Aden and Ms. Daniels, adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	January 30, 2026
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	January 30, 2026
Allison K. Aden	(Principal Financial Officer)