Form 10-K
period 2026-03-28
CAVCO INDUSTRIES, INC.
filed 2026-05-22
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 27, 2025 (based on the closing price on the Nasdaq Global Select Market on September 26, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $2,963,526,058. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 13, 2026, 7,683,979 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Cavco Industries, Inc.'s Definitive Proxy Statement relating to its 2026Annual Meeting of Stockholders, which is expected to be filed within 120 days following the end of the registrant's fiscal year ended March 28, 2026, are incorporated by reference into Part III hereof.

CAVCO INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 28, 2026

PART I
ITEM 1. BUSINESS
General
Cavco Industries, Inc., a Delaware corporation, was formed on June 30, 2003, as a successor corporation to previous Cavco entities operating since 1965. Headquartered in Phoenix, Arizona, we design and produce factory-built homes primarily distributed through a network of independent and Company-owned retailers, planned community operators and residential developers. We are one of the largest producers of manufactured homes in the United States, based on reported wholesale shipments. We are also a leading producer of park model RVs, vacation cabins and factory-built commercial structures. Our finance subsidiary, CountryPlace Acceptance Corp. ("CountryPlace"), is an approved Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") seller/servicer, and a Government National Mortgage Association ("GNMA" or "Ginnie Mae") mortgage-backed securities issuer that offers conforming mortgages, non-conforming mortgages and home-only loans to purchasers of factory-built homes. Our insurance subsidiary, Standard Casualty Company ("Standard Casualty"), provides property and casualty insurance primarily to owners of manufactured homes. The terms "Cavco," "us," "we," "our," the "Company," and any other similar terms refer to Cavco Industries, Inc. and its consolidated subsidiaries, unless otherwise indicated in this Annual Report on Form 10-K for the fiscal year ended March 28, 2026 ("Annual Report").
We construct homes using an assembly-line process in which each module or floor section is completed in stages. This assembly-line process is designed to be flexible in order to accommodate customer requested customizations. Our operations include a total of 33 homebuilding production lines, 31 located throughout the United States and two production lines in Mexico. We distribute our homes through a large network of independent distribution points in 48 states and Canada and 92 Company-owned U.S. retail stores, of which 57 are located in Texas.
CountryPlace originates and services single-family, conforming and non-confirming residential mortgages and home-only loans for itself and others. CountryPlace is authorized by the U.S. Department of Housing and Urban Development ("HUD") to directly endorse Federal Housing Administration ("FHA") Title I and Title II mortgage insurance, is approved by GNMA to issue GNMA-insured mortgage-backed securities and is authorized to sell mortgages to, and service mortgages for, FNMA and FHLMC. CountryPlace is also an approved servicer with the U.S. Department of Veterans Affairs ("VA") and the U.S. Department of Agriculture ("USDA") under its Single Family Housing Guaranteed Loan Program. A conforming mortgage or loan is one that conforms to the guidelines of a Government-Sponsored Enterprise ("GSE"), such as Fannie Mae, Freddie Mac or a government agency, such as FHA; a non-conforming mortgage or loan does not conform to these guidelines. For further information relating to consumer loans receivable, see Note 6 to the Consolidated Financial Statements.
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

We focus on developing and maintaining the resources necessary to meet a customer's desire for varied and unique specifications in an efficient factory production environment. This enables us to attract distributors and consumers who desire the flexibility the custom home building process provides but who also seek the value and affordability created by building a home on a factory production line.
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
We employ a concerted effort to identify niche market opportunities where our diverse product lines and custom building capabilities provide us with a competitive advantage. We are focused on building quality, energy efficient homes for the modern home buyer. Our green building initiatives involve a high utilization of renewable materials, creating an energy-efficient envelope that provides for lower utility costs. We also build homes designed to use alternative energy sources, such as solar.

Once a factory-built home is built at our facilities, it is then generally transported by independent trucking companies or our Company-owned trucks to a retail sales center, planned community, housing development, work site or the home buyer's site. Distributors, or other independent installers utilized by us for homes sold through our Company-owned retail stores, are responsible for placing the home on site and, in most instances, arranging for connections to utilities and providing installation and finish-out services. Although manufactured homes are designed to be transportable, cost considerations result in very few being moved from their original site after installation.
Factory-built Housing Segment
Manufacturing Operations. Our manufacturing facilities employ between approximately 100 to 290 employees each. Most homes are constructed in one or more floor sections or modules on a permanently affixed steel or wood support chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process and the benefits of constructing homes in a controlled factory environment enable us to produce quality homes in less time and at a lower cost per square foot than building homes on individual sites.
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
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at March 28, 2026 was approximately $195 million in wholesale sales values, down $2 million from $197 million one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.

Distribution. We sold 20,842, 19,753 and 16,928 factory-built homes in fiscal years 2026, 2025 and 2024, respectively, through Company-owned and independent distribution channels.
As of March 28, 2026, there were a total of 92 Company-owned retail stores, located in thirteen states. Fifty-seven of the Company-owned retail stores are located in Texas. Company-owned retail stores are generally located on main roads or highways with high visibility, each having a sales office, which is generally a factory-built structure, and a variety of model homes of various sizes, floor plans, features and prices. Customers most often custom order a home to be built at one of our manufacturing facilities, or they may purchase a home from the inventory of homes maintained at retail locations, including model homes. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons, who are compensated through a combination of salary and commission. We internally finance home inventories at Company-owned retail stores.
As of March 28, 2026, we had a network of independent distributors, of whom 9% were in North Carolina, 9% in Arizona, 7% in South Carolina, 6% in Georgia, and 5% in each of California, Florida, New York and Texas, based on the quantity of wholesale shipments during fiscal year 2026. The remaining 49% were in 40 other states and Canada. As is common in the industry, our independent distributors typically sell homes produced by other manufacturers in addition to those we produce. Some independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 28, 2026.
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
Financial Services Segment
Finance. We provide a source of retail home buyer financing on competitive terms through our subsidiary, CountryPlace. We offer conforming and non-conforming mortgages and home-only loans to purchasers of numerous brands of factory-built homes sold by Company-owned retail stores and certain independent distributors, builders, communities and developers. We are authorized to directly endorse FHA Title I and Title II mortgage insurance, are approved to issue GNMA-insured mortgage-backed securities and are authorized to sell mortgages to, and service mortgages for, Fannie Mae and Freddie Mac. CountryPlace is also, an approved servicer with the VA and the USDA under its Single Family Housing Guaranteed Loan Program. Most loans originated by us are sold to investors, and we provide various loan servicing functions for non-affiliated entities under contract.

The loan contracts are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. Our loan contracts are secured by factory-built homes located in 27 states, with the largest concentrations in Texas, Florida, Oklahoma, and New Mexico (see Note 6 to the Consolidated Financial Statements for additional geographic concentration information).
We continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. See further details in the "Government Regulation" section below.
Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers.
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
Commercial Financing. Certain of our wholesale factory-built housing sales to independent distributors are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the distributor with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires Cavco, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the distributor and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $141 million and $133 million as of March 28, 2026 and March 29, 2025, respectively. The increase is the result of an increased number of units under these programs. The risk of loss under these agreements is spread over many distributors and is further reduced by the resale value of the homes that we obtain upon the execution of a repurchase.
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
According to data reported by the Manufactured Housing Institute, approximately 103,000 HUD code manufactured homes were shipped during calendar year 2025, compared to the 103,000 shipped during calendar year 2024 and 89,000 shipments in 2023.
Home Buyer Demographics. We believe the sector of the housing market in which manufactured housing is most competitive includes consumers from diverse backgrounds with household incomes generally under $90,000. This segment has a high representation of persons aged 55 and older, as well as 30+ single persons and married couples. The low cost of a fully equipped manufactured home compared to a site-built alternative is attractive to these consumers. Persons in rural areas and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing. Innovative engineering and design, as well as efficient production techniques, continue to position manufactured homes to meet the demand for affordable housing in rural markets and manufactured housing communities. The markets for affordable factory-built housing are very competitive, as well as cyclical and seasonal. The industry is sensitive to employment levels, consumer confidence, the availability of financing and general economic conditions.
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
The two largest manufactured housing consumer demographics, young adults and those who are age 55 and older, are both growing. According to World Bank population estimates and projections released in April 2026, the U.S. adult population is estimated to expand by approximately 7.5 million between 2026 and 2031. A large segment of the population who are generally first-time home buyers, those born between 1981 to 1996 often referred to as Gen Y or Millennials, is attracted by the affordability, product diversity, energy efficiency, and location flexibility of factory-built homes. The age 55 and older category is reported to be the fastest growing segment of the U.S. population. This group is similarly interested in the value proposition and energy efficiency; however, they are also motivated by the low maintenance requirements of factory-built homes and by the lifestyle offered by planned communities that are specifically designed for homeowners who fall into this age group.
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
There are significant competitors to CountryPlace in the markets served. These competitors include national, regional and local banks, mortgage banks and independent finance companies such as: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; Vanderbilt Mortgage and Finance Inc.; and Triad Financial Services, Inc. Certain of these competitors are larger than CountryPlace and have access to substantially more capital. CountryPlace remains competitive in breadth of loan product offerings, interest rates, customer service and loan servicing capabilities.

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

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act (the "Truth-in-Lending Act" or "TILA") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate (APR) and any finance charges. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act ("RESPA") and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Consumer Financial Protection Bureau ("CFPB") has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents. The Fair Debt Collection Practices Act, implemented by Regulation F, applies to certain loans and contracts that we service for certain investors and prohibits debt collectors from engaging in harassment or abuse, making false or misleading representations, or engaging in unfair practices in debt collection.
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
Certain CFPB mortgage finance rules required under the Dodd-Frank Act, as modified by the Dodd-Frank Reform Act, apply to consumer credit transactions secured by a dwelling, which include real property mortgages and home-only loans secured by manufactured homes. These rules defined standards for origination of a Qualified Mortgage ("QM"), established specific requirements for lenders to prove borrowers' ability to repay loans based on verified income, assets, and debt obligations. The rules also establish interest rates and other cost parameters for determining which QMs fall under safe harbor protection. Among other issues, QMs with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans and instruments secured by loans or loan pools) to possible litigation and penalties.
The QM Rule is a price-based standard that determines QM status using the loan’s APR compared to the Average Prime Offer Rate (APOR), as established under the CFBP final rule, which became mandatorily effective on October 1, 2022. This rule eliminated the prior 43% debt-to-income limit and replaced it with pricing thresholds tied to the APR-APOR spread.
For 2026, the QM thresholds continue to vary based on loan size and product type, with additional considerations for manufactured housing, which must meet HUD code standards. For loans greater than or equal to $137,958, a loan will not qualify as a QM if the APR exceeds the APOR by 2.25 or more percentage points for manufactured homes or modular homes. For loans greater than or equal to $82,775 (indexed for inflation) but less than $137,958, the threshold increases to 3.5 percentage points for modular or site-built homes. For manufactured home loans with amounts less than $137,958, the threshold is 6.5 percentage points. Similarly, for loans less than $82,775, the APR cannot exceed the APOR by 6.5 percentage points for manufactured or modular homes in order to maintain QM status.
While many manufactured home loans qualify for QM status when the ability to repay is verified, and interest rates and other costs are within the safe harbor limits established under the CFPB mortgage finance rules, certain loans to finance the purchase of manufactured homes, especially home-only loans and non-conforming mortgages, may fall outside the safe harbor limits. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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

Fannie Mae, Freddie Mac and Ginnie Mae each require that lenders such as CountryPlace maintain minimum levels of capital and liquidity to be eligible to sell or service single-family mortgage loans purchased by the GSEs or included in mortgage-backed securities guaranteed by Ginnie Mae. The Federal Housing Finance Agency ("FHFA") and Ginnie Mae jointly issued updated financial eligibility requirements for Fannie Mae, Freddie Mac and Ginnie Mae seller/servicers effective September 30, 2023 and December 31, 2023, respectively. The requirements establish a minimum level of tangible net worth and liquidity that distinguishes between loans serviced for Ginnie Mae, GSEs, and non-agency entities and include a fixed base capital requirement as well as an incremental charge that reflects the volume and risk of a seller/servicer's servicing portfolio. The requirements also establish minimum liquidity levels based on a percentage of the seller/servicer’s loans held for sale and interest rate lock commitments outstanding. Ginnie Mae eligibility requirements include risk-based capital adjustments for excess value of mortgage servicing rights. We have evaluated the requirements and believe that, after review of CountryPlace's capital and liquidity, we continue to satisfy such requirements.
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
We are committed to responsible corporate governance. Governance starts with the Company's leadership, which includes the executive officers and the Company's Board. As a public company, officers and Board members are fiscally prudent and legally responsible for proper use of Company funds and assets. The Company expects high standards of ethical conduct from its Board members, management, and all employees as described in Cavco's Corporate Governance Guidelines and in Cavco's Code of Conduct. We continue to focus on setting clear expectations. Our executive team, led by our Chief Executive Officer, will continue its stewardship through direct oversight and involvement. Cavco's Corporate Governance Guidelines, the charters of committees of our Board and our Code of Conduct can be found in the General Document section on our investor relations website at www.investor.cavco.com. Within the time period required by the Securities and Exchange Commission ("SEC"), we will post on our website any amendment to the Code of Conduct and any waiver applicable to any executive officer, director or senior financial officer. Unless expressly noted, the information on our investor relations website or any other website is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report or any other filing we make with the SEC. Additional information on our corporate governance policies can be found in our proxy statement filed with the SEC.
Human Capital Resources
Our workforce is made up of approximately 7,700 skilled full-time team members. We believe that an engaged, productive workforce is critically important to creating stockholder value. To that end, we are committed to providing a safe workplace and opportunities for professional growth and advancement based on performance, qualification, demonstrated skills and achievement at a fair wage.
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
The Company has contingent repurchase obligations related to wholesale financing provided to industry distributors
In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources that provide floor plan financing to industry distributors, which provide that we will be obligated, under certain circumstances, to repurchase homes sold to distributors in the event of a default by a distributor under floor plan financing arrangements. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement (which in most cases is 18 to 24 months). Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under such repurchase agreements was approximately $141 million as of March 28, 2026, before reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. In addition, the ability to recover losses on homes repurchased could be at risk in a declining price environment.
A write-off of all or part of the Company's goodwill could adversely affect its results of operations and financial condition
As of March 28, 2026, 14% of our total assets consisted of goodwill, all of which is attributable to our factory-built housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is tested at least annually for impairment. If goodwill becomes impaired, such impairment is charged as an expense in the period in which it occurs. Our goodwill could be impaired if developments affecting our manufacturing operations or the markets in which we produce manufactured homes lead us to conclude that the cash flows expected to be derived from our manufacturing operations will be substantially reduced.

If the Company is unable to establish or maintain relationships with its independent distributors who sell the Company's homes, our revenue could decline
During fiscal year 2026, approximately 77% of our sales of factory-built homes were to independent distributors. As is common in the industry, independent distributors may also sell homes produced by competing manufacturers. We may not be able to establish relationships with new independent distributors or maintain good relationships with our existing independent distributors that sell our homes. Even if we do establish and maintain relationships with independent distributors, these distributors are not obligated to sell our homes exclusively. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these distributors may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in one or more of our markets, revenue in those markets could decline.
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
We operate 31 homebuilding production lines located in the Northwest, Southwest, South, Southeast, Midwest and Mid-Atlantic regions and 2 production lines in Mexico. We have a significant presence in Texas with factories in the cities of Austin, Fort Worth, Seguin and Waco, and a facility in Presidio that serves as a shipping point for homes produced in Mexico. Further, of the 92 Company-owned retail stores, 57 are located in Texas.
Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. We have loan contracts secured by factory-built homes located in 27 states, including Texas, Florida, Oklahoma, and New Mexico. Standard Casualty also specializes in writing contracts for the manufactured housing industry, primarily serving the Texas, Arizona, New Mexico and Nevada markets.
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
Some of the Company's manufacturing production employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs
Certain manufacturing production employees (approximately 7% of our total employees as of March 28, 2026) are represented by unions and are covered by collective bargaining agreements, which expire in February 2027 and April 2029. Wages, health and welfare benefits, work rules and other issues have historically been negotiated in a reasonable amount of time and have previously not resulted in any extended work stoppages. However, if we are unable to negotiate acceptable new agreements, it could result in worker strikes, loss of business, disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which would have an adverse effect on our business and results of operations.
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
Legal and Regulatory Risks
Changes in trade policies may result in increased costs and could adversely affect our operating results
The impact of geopolitical tensions, including the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S., could have a material adverse effect on our business. In particular, political or trade disputes, or future phases of trade negotiations with China, Canada, Mexico, or other countries from which we import parts for our products that could lead to the imposition of tariffs or other trade actions could require us to take action to mitigate those effects. We may be unable to pass through additional tariff costs to our customers through price increases, and may be unable to secure adequate alternative sources of materials and supplies. Our inability to offset higher tariff costs could have a material adverse effect on our operating results, profitability, customer relationships and future cash flow.
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
The Chair of the Audit Committee is regularly informed by our Chief Financial Officer of both material and non-material cybersecurity risks and incidents. The full Audit Committee must be notified any time our incident response program has determined that a cybersecurity incident is material or requires reporting to a regulatory body.
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

ITEM 2. PROPERTIES
The following table sets forth certain information with respect to the Company's core properties:

Location	Date of Commencement of Operations	Owned / Leased	Square Feet
Active manufacturing facilities for factory-built housing segment:
Millersburg, Oregon	1995	Owned	169,000
Woodburn, Oregon	1976	Owned	221,000
Riverside, California	1960	Owned	107,000
Nampa, Idaho	1957	Owned	171,000
Glendale, Arizona	2022	Owned	118,000
Goodyear, Arizona	1993	Leased	250,000
Phoenix, Arizona	1978	Owned	79,000
Deming, New Mexico	2001	Owned	170,000
Duncan, Oklahoma	2022	Owned	170,000
Austin, Texas	1981	Owned	181,000
Fort Worth, Texas (1)	1993	Owned	121,000
Fort Worth, Texas (2)	1999	Owned	136,000
Seguin, Texas	2006	Owned	129,000
Waco, Texas	1971	Owned	132,000
Ojinaga, Mexico (1)	2011	Owned	145,000
Ojinaga, Mexico (2)	2018	Owned	127,000
Montevideo, Minnesota	1982	Owned	305,000
Dorchester, Wisconsin	1975	Leased	160,000
Nappanee, Indiana	1971	Owned	341,000
Goshen, Indiana	1972	Owned	163,000
Lafayette, Tennessee	1996	Owned	149,000
Lancaster, Texas	1999	Owned	132,000
Moultrie, Georgia	2003	Owned	230,000
Douglas, Georgia	1988	Owned	142,000
Shippenville, Pennsylvania (1)	1972	Owned	162,000
Shippenville, Pennsylvania (2)	1988	Owned	164,000
Emlenton, Pennsylvania	2004	Owned	126,000
Martinsville, Virginia	1969	Owned	132,000
Rocky Mount, Virginia	1995	Owned	137,000
Crouse, North Carolina	1973	Owned	254,000
Hamlet, North Carolina	2022	Owned	184,000
Ocala, Florida	1984	Owned	91,000
Plant City, Florida	1981	Owned	87,000
Component and supply facilities for factory-built housing segment:
Presidio, Texas	2011	Owned	69,000
Martinsville, Virginia	1972	Owned	192,000
Nappanee, Indiana	1971	Leased	77,000

Inactive manufacturing facilities for factory-built housing segment:
Plant City, Florida	Owned	94,000
Administrative and other locations:
Phoenix, Arizona (factory-built housing)	Leased	23,000
Elkhart, Indiana (factory-built housing)	Leased	23,000
Duncan, Oklahoma (factory-built housing)	Owned	10,700
Corona, California (factory-built housing)	Leased	7,000
Plano, Texas (financial services and factory-built housing)	Leased	12,800
New Braunfels, Texas (financial services)	Owned	9,000
We own the land on which manufacturing facilities are located, except for the Goodyear, Arizona plant, which is currently leased through June 2027, with no current options to extend; and the Dorchester, Wisconsin plant, currently under lease through August 2037, with options to extend. We also own substantially all of the machinery and equipment used at these factories. In addition to production facilities, we own an office building and land in New Braunfels, Texas, which houses Standard Casualty's operations, as well as eight properties upon which active, Company-owned retail stores are located. The remaining active sales centers and a claims office are leased under operating leases with lease terms generally ranging from monthly to five years. Company-owned retail stores generally range in sizes up to nine acres. We lease office space in Plano, Texas for CountryPlace operations and factory-built housing administrative support services. The lease expires in July 2036, with options to extend. The Phoenix, Arizona home office is leased through March 2031. The Elkhart, Indiana office is leased through February 2040, with options to extend. We believe that all of these facilities are adequately maintained, suitable for the purposes for which they are used and are sufficient to meet our expected needs for the foreseeable future.
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
As of May 13, 2026, the Company had 400 stockholders of record and approximately 52,530 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.
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
Issuer Purchases of Equity Securities
The Board approved an additional $150 million for the stock repurchase program as announced on May 22, 2025, and another $150 million as announced on May 21, 2026. The repurchase program is funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions, applicable legal requirements and other strategic capital needs and opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended March 28, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs ($000s)
December 28, 2025 to January 31, 2026	32,800	$627.01	32,800	$77,313
February 1, 2026 to February 28, 2026	18,125	520.38	18,125	67,881
March 1, 2026 to March 28, 2026	—	—	—	67,881
	50,925		50,925

(1)The stock repurchase plan announced on May 22, 2025 approved $150 million in stock repurchases and there is $68 million remaining as of March 28, 2026 from this approval. This plan does not have an expiration date.

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on Cavco common stock during the five fiscal years ended March 28, 2026, with that of the Nasdaq Composite Index and the iShares U.S. Home Construction ETF. The comparison assumes $100 (with reinvestment of all dividends) was invested on April 3, 2021, in Cavco common stock and in each of the foregoing indices.
CAVCO INDUSTRIES, INC.

	4/3/2021	4/2/2022	4/1/2023	3/30/2024	3/29/2025	3/28/2026
Cavco Industries, Inc.	$100	$105	$137	$172	$221	$201
Nasdaq Composite Index	$100	$106	$91	$121	$122	$155
iShares U.S. Home Construction ETF	$100	$86	$101	$167	$136	$128

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
4/3/21
4/2/22
4/1/23
3/30/24
3/29/25
3/28/26
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
Company Outlook
It is difficult to predict the future of housing demand, employee availability, our supply chain or the Company's performance and operations. Our home order backlog at March 28, 2026 was approximately $195 million in wholesale sales values, down $2 million from $197 million one year earlier. Distributors may cancel orders prior to production without penalty. After production of a particular home has commenced, the order becomes non-cancelable and the distributor is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, we do not consider order backlog to be firm orders. We continue to focus on balancing the production levels and workforce size with the demand for our product offerings to maximize efficiencies.
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

In the financial services segment, we continue to assist customers in need by servicing existing loans and insurance policies and complying with state and federal regulations regarding loan forbearance, home foreclosures and policy cancellations. Certain loans serviced for investors expose us to cash flow deficits if customers do not make contractual monthly payments of principal and interest in a timely manner. For certain loans serviced for Ginnie Mae and Freddie Mac, we must remit scheduled monthly principal and/or interest payments and principal curtailments regardless of whether monthly mortgage payments are collected from borrowers.
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
We also work independently and with industry trade associations to encourage favorable legislative and GSE action to address the financing needs of buyers of affordable homes. Federal law requires GSEs to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. In December 2025, FHFA published Fannie Mae and Freddie Mac’s Underserved Markets Plans for 2025-2027 that describe, with specificity, the actions they would take over the three-year period to fulfill the "Duty to Serve" obligation. As with prior plans, the 2025-2027 plans offer enhanced mortgage loan products for manufactured homes titled as real property, including Fannie Mae's "MH Advantage" and Freddie Mac's "ChoiceHome" programs that began in the latter part of calendar year 2018. Although some progress has been made with these programs, meaningful positive impact in the form of increased home orders has yet to be realized. The plans do not include purchases of home-only loans during the three-year 2025-2027 timeframe. Expansion of the secondary market for home-only loans through GSEs could support further demand for housing as lending options would likely become more available to home buyers.
Our insurance subsidiary is subject to adverse effects from excessive policy claims that may occur during periods of inclement weather, including seasonal spring storms or fall hurricane activity in Texas where most of its policies are underwritten. Where applicable, losses from catastrophic events are mitigated by reinsurance contracts in place as part of our loss mitigation structure. Purchasing reinsurance contracts mitigates the frequency and/or severity of losses incurred on insurance policies issued, such as in the case of a catastrophe that generates a large number of serious claims on multiple policies at the same time. Under these agreements, we may be required to repurchase and reestablish the reinsurance contracts for the remainder of the year to the extent that they have been utilized. See Note 15 to the Consolidated Financial Statements for additional information.

Results of Operations
Fiscal Year 2026 Compared to Fiscal Year 2025
Net Revenue.
Net revenue consisted of the following for fiscal years 2026 and 2025, respectively:

	Year Ended
($ in thousands, except revenue per home sold)	March 28, 2026	March 29, 2025	Change
Net revenue:
Factory-built housing	$2,157,356	$1,933,111	$224,245	11.6%
Financial services	87,149	82,347	4,802	5.8%
	$2,244,505	$2,015,458	$229,047	11.4%

Total homes sold	20,842	19,753	1,089	5.5%

Net factory-built housing revenue per home sold	$103,510	$97,864	$5,646	5.8%
In the factory-built housing segment, the increase in Net revenue was due partially to the acquisition of the American Homestar Corporation ("American Homestar"), which was completed in beginning of the third quarter of fiscal 2026 adding $90.5 million. Operations excluding American Homestar increased primarily due to higher average selling prices, which contributed $102.9 million and higher home sales volume, which contributed $30.8 million.
Net factory-built housing revenue per home sold is a volatile metric dependent upon several factors. A primary factor is the price disparity between sales of homes to independent distributors, builders, communities and developers ("Wholesale") and sales of homes to consumers by Company-owned retail stores ("Retail"). Wholesale sales prices are primarily comprised of the home and the cost to ship the home from a homebuilding facility to the home-site. Retail home prices include these items and retail markup, as well as items that are largely subject to home buyer discretion, which include installation, utility connections, site improvements, landscaping and other additional services. Changes to the proportion of home sales among our distribution channels between reporting periods impacts the overall net revenue per home sold. For fiscal 2026, we sold 16,071 homes Wholesale and 4,771 Retail versus 15,621 homes Wholesale and 4,132 homes Retail in the prior year. Our homes are constructed in one or more floor sections ("modules") which are then installed on the customer's site. Fluctuations in net factory-built housing revenue per home sold are also partially the result of changes in the number of modules per home, the selection of different home types/models and optional home upgrades, creating changes in product mix. These selections vary regularly based on consumer interests, local housing preferences and economic circumstances. Product prices are also periodically adjusted for the cost and availability of raw materials included in, and labor used to produce, each home. For these reasons, we have experienced, and expect to continue to experience, volatility in overall net factory-built housing revenue per home sold.
Financial services segment Net revenue increased 5.8% primarily due to higher insurance premiums in the current year and $0.8 million from acquired American Homestar operations, partially offset by fewer loans sold by the finance subsidiary.

Gross Profit.
Gross profit consisted of the following for fiscal years 2026 and 2025, respectively:

	Year Ended
($ in thousands)	March 28, 2026	March 29, 2025	Change
Gross profit:
Factory-built housing	$476,330	$441,796	$34,534	7.8%
Financial services	50,557	23,795	26,762	112.5%
	$526,887	$465,591	$61,296	13.2%

Gross profit as % of Net revenue:
Consolidated	23.5%	23.1%	N/A	0.4%
Factory-built housing	22.1%	22.9%	N/A	(0.8)%
Financial services	58.0%	28.9%	N/A	29.1%
In the factory-built housing segment, Gross profit increased from higher average selling prices and higher home sales, partially offset by higher costs per unit. In the financial services segment, Gross profit increased primarily due to higher premiums and improved underwriting results as well as favorable weather in the year resulting in lower weather related insurance claims in the current year compared to the prior year.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consisted of the following for fiscal years 2026 and 2025, respectively:

	Year Ended
($ in thousands)	March 28, 2026	March 29, 2025	Change
Selling, general and administrative expenses:
Factory-built housing	$271,081	$253,027	$18,054	7.1%
Financial services	27,237	22,288	4,949	22.2%
	$298,318	$275,315	$23,003	8.4%

Selling, general and administrative expenses as % of Net revenue:	13.3%	13.7%	N/A	(0.4)%
Selling, general and administrative expenses related to factory-built housing increased in fiscal year 2026 due to the addition of American Homestar which added $12.5 million of incremental expense. Excluding the impact of American Homestar, compensation expense is up $11.0 million due to higher incentive compensation on better results as well as annual compensation increases, and deal costs are up $3.9 million due to the American Homestar acquisition. These increases are partially offset by a $10 million non-cash charge related to the adjustment of legacy indefinite lived trade names in the prior year.
In the financial services segment, Selling, general and administrative expenses increased in fiscal year 2026 primarily due to a $3.4 million increase in compensation and employee benefits compared to the prior year. The addition of American Homestar added $0.2 million of incremental expense.

Interest Income.
Interest income decreased to $16.3 million in fiscal year 2026 from $21.1 million in fiscal year 2025 due to reduced cash balances following the cash purchase of American Homestar on September 29, 2025 and lower interest rates.
Interest Expense.
Interest expense was flat at $0.5 million in fiscal year 2026 and 2025.
Other Income, net.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments, gains and losses from the sale of property, plant and equipment and partnership income from our unconsolidated joint ventures. For fiscal years 2026 and 2025, Other income, net was essentially flat at $0.3 million and $0.2 million, respectively.
Income Before Income Taxes.
Income before income taxes consisted of the following for fiscal years 2026 and 2025, respectively:

	Year Ended
($ in thousands)	March 28, 2026	March 29, 2025	Change
Income before income taxes:
Factory-built housing	$221,380	$209,564	$11,816	5.6%
Financial services	23,320	1,506	21,814	1,448.5%
	$244,700	$211,070	$33,630	15.9%
Income Tax Expense.
Income tax expense was $54.1 million, resulting in an effective tax rate of 22.1% for the fiscal year ended March 28, 2026, compared to income tax expense of $40.0 million and an effective rate of 19.0% for the fiscal year ended March 29, 2025. The higher effective tax rate in fiscal year 2026 is primarily related to a decrease of $3.7 million in tax credits primarily due to changes in eligibility requirements related to the sale of energy efficient homes and Energy Star credits available under the Internal Revenue Code §45L compared to the prior year.
Fiscal Year 2025 Compared to Fiscal Year 2024
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Company's 2025 Annual Report on Form 10-K.
Liquidity and Capital Resources
We believe that cash and cash equivalents at March 28, 2026, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which are in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and may have other impacts on our liquidity and capital resources.

We have sufficient liquid resources including our $75.0 million revolving credit facility, of which no amounts were outstanding at March 28, 2026. The revolving credit facility is part of the Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, and the guarantors party thereto (the "Credit Agreement"). The Credit Agreement includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million. The Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year.
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
We have entered into a forward flow agreement with a third-party financial institution (the "Purchaser") under which we have agreed to offer a minimum of $25.0 million of consumer loans per quarter. Loans that meet the agreed-upon criteria are expected to be sold to the Purchaser on a recurring basis. This arrangement provides a predictable and recurring source of cash to fund origination of non-GSE loans, reduces our exposure to long-term credit risk and supports efficient capital recycling. The settlement cycle, with purchase consideration remitted promptly upon transfer of ownership, minimizes the time between loan origination and cash realization, thereby enhancing liquidity. We believe this arrangement supports our liquidity by aligning loan origination activity with a consistent outlet for loan sales.
The following is a summary of the Company's cash flows for fiscal years 2026 and 2025, respectively:

	Year Ended
($ in thousands)	March 28, 2026	March 29, 2025	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$375,345	$368,753	$6,592
Net cash provided by operating activities	267,491	178,496	88,995
Net cash used in investing activities	(222,437)	(23,955)	(198,482)
Net cash used in financing activities	(162,787)	(147,949)	(14,838)
Cash, cash equivalents and restricted cash at end of the fiscal year	$257,612	$375,345	$(117,733)
Net cash provided by operating activities increased primarily from a $19.5 million increase in net income, changes in working capital, which provided net a increase to cash including accounts receivable, providing $31.7 million and inventories providing $16.2 million. These were partially offset by changes in accounts payable and accrued expenses and other current liabilities, which had a net decrease of $15.6 million.
Consumer loan originations decreased $2.1 million to $64.0 million during the year ended March 28, 2026, from $66.1 million during the year ended March 29, 2025. Proceeds from the sale of consumer loans provided $79.6 million in cash, compared to $51.1 million in the previous year, a net increase of $28.5 million.

Commercial loan originations increased $15.2 million to $158.5 million during the year ended March 28, 2026, from $143.4 million during the year ended March 29, 2025. Proceeds from the collection on commercial loans provided $142.7 million in cash compared to $135.1 million in the previous year, a net increase of $7.6 million.
Net cash used in investing activities for the year ended March 28, 2026 was primarily used for purchases of American Homestar for $172.8 million net of cash acquired and property, plant and equipment. Net cash used in investing activities for the year ended March 29, 2025 was primarily used for purchases of property, plant and equipment.
Net cash used in financing activities for the years ended March 28, 2026 and March 29, 2025 was primarily related to common stock repurchases, partially offset by net proceeds received from the exercise of stock options.
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
We have contractual lease obligations for certain production and retail locations, office space and equipment with durations ranging from monthly to 20 years. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term by one to three years or more. For additional information related to these obligations, see Note 9 to the Consolidated Financial Statements. In addition, we also have contingent commitments at March 28, 2026 consisting of contingent repurchase obligations, construction contingent commitments, interest rate lock commitments ("IRLCs") and forward loan sale commitments. For additional information related to these contingent obligations, see Note 17 to the Consolidated Financial Statements.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" in the Company's 2025 Annual Report on Form 10-K for a discussion of changes in liquidity between fiscal years 2025 and 2024.
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
We are also exposed to market risks related to the consumer and commercial loan note receivables. For fixed rate instruments, changes in interest rates do not change future earnings and cash flows. However, changes in interest rates could affect the fair value of these instruments. Assuming the level of these instruments as of March 28, 2026 is held constant, a 1% (100 basis points) unfavorable change in average interest rates would adversely impact the fair value of these instruments, as follows (in thousands):

($ in thousands)	Reduction in Fair Value
Consumer loans receivable	$528
Commercial loans receivable	1,004
Other secured financing	42

In originating loans for sale, we issue IRLCs to prospective borrowers. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The loan commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are also subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. As of March 28, 2026, we had outstanding IRLCs with a notional amount of $71.6 million recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging. The estimated fair values of IRLCs are based on quoted market values and are recorded in Prepaid expenses and other current assets for net favorable positions, or Accrued expenses and other current liabilities for net unfavorable positions, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the difference between the committed (locked) pricing of the loans and their current secondary market value, adjusted for estimated completion costs and the expected pull-through rate of the commitments. Subsequent changes in the value of IRLCs are a component of current income. Assuming the level of IRLCs is held constant, a 1% (100 basis points) increase in average interest rates would not impact the fair value of the obligation.
We have certain assets and liabilities for a production facility located in Ojinaga, Mexico, which imports raw materials and components and exports finished homes to our retail locations in the United States. This facility incurs expenses denominated in the Mexican Peso ("MXN") primarily for the payment of wages for employees, accounts payable arising from selling, general and administrative expenses, purchases of property plant and equipment and taxes imposed by foreign tax jurisdictions. Fluctuations in the exchange rate between the MXN and the US Dollar could have a material impact on our results of operations. A 10% change in exchange rates as of March 28, 2026 could have resulted in a revaluation loss of approximately $0.7 million.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of March 28, 2026, its disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 framework"). Based on management's evaluation under the criteria in the 2013 framework, management concluded that the Company's internal control over financial reporting was effective as of March 28, 2026.
Management's assessment of the effectiveness of internal control over financial reporting did not include the assessment of American Homestar, which is included in the fiscal 2026 consolidated financial statements of Cavco Industries, Inc. since the acquisition date of September 29, 2025 and which comprised approximately 13% of total assets and 3% of net income as of and for the year ended March 28, 2026, respectively.
The effectiveness of the Company's internal control over financial reporting as of March 28, 2026 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 28, 2026, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cavco Industries, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Cavco Industries, Inc.'s (the Company) internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2026 and March 29, 2025, the related consolidated statements of comprehensive income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended March 28, 2026, and the related notes to the consolidated financial statements and our report dated May 22, 2026 expressed an unqualified opinion.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded American Homestar Corporation and other related entities (collectively American Homestar) from its assessment of internal control over financial reporting as of March 28, 2026, because it was acquired by the Company in a purchase business combination in the third quarter of fiscal year 2026. We have also excluded American Homestar from our audit of internal control over financial reporting. American Homestar is a wholly owned subsidiary whose total assets and net income represent approximately 13% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 28, 2026.
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
May 22, 2026

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
On February 25, 2026, Seth Schuknecht, the Company's Executive Vice President and General Counsel, adopted a programmed plan of transactions intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Schuknecht 10b5-1 Plan"). This plan provides for a first possible trade date of May 27, 2026, and terminates automatically on January 31, 2027, if not before. The aggregate number of shares to potentially be sold pursuant to the Schuknecht 10b5-1 Plan is up to 542 shares of Common Stock.
During the three months ended March 28, 2026, no director or officer of the Company other than Mr. Schuknecht, adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended March 28, 2026.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by Item 403 of Regulation S-K is incorporated herein by reference to our 2026 Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information as of March 28, 2026, with respect to the Company's compensation plans and individual compensation arrangements under which the Company's equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	101,686	$154.92	502,233
Equity compensation plans not approved by stockholders	—	—	—
Total	101,686	$154.92	502,233

(1) Includes 60,983 service and performance-based restricted stock units, for which there is no exercise price reflected in this column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement.

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
Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended March 29, 2025
10.10.2
Consent and Second Amendment to the Amended and Restated Credit Agreement, dated as of July 14, 2025, among Cavco Industries, Inc., the guarantors party thereto, and Bank of America, N.A., as administrative agent.
Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025
10.11	Agreement and Plan of Merger, dated July 14, 2025, by and among Cavco Industries, Inc., Cavco Merger Sub, Inc., American Homestar, Inc., and the Shareholder Representative party thereto.*	Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2025
14	Code of Conduct	Filed herewith
19	Securities Trading Policy, dated October 25, 2025	Filed herewith
21	List of Subsidiaries of Cavco	Filed herewith
23	Consent of RSM US LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certificate of William C. Boor, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

Exhibit Number	Exhibit	Filed/Furnished Herewith or Incorporated by Reference
31.2	Certificate of Allison K. Aden, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97	Cavco Industries, Inc., Clawback Policy	Exhibit 97 to the Annual Report on Form 10-K for the fiscal year year ended March 29, 2025
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement

**	These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These certifications are not to be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless Cavco specifically incorporates them by reference.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVCO INDUSTRIES, INC.

Date:	May 22, 2026	/s/ William C. Boor
William C. Boor
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	May 22, 2026
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer & Treasurer	May 22, 2026
Allison K. Aden	(Principal Financial Officer)

/s/ Paul W. Bigbee	Chief Accounting Officer	May 22, 2026
Paul W. Bigbee	(Principal Accounting Officer)

/s/ Steven G. Bunger	Chairman of the Board of Directors	May 22, 2026
Steven G. Bunger

/s/ Susan L. Blount	Director	May 22, 2026
Susan L. Blount

/s/ Lisa L. Daniels	Director	May 22, 2026
Lisa L. Daniels

/s/ David A. Greenblatt	Director	May 22, 2026
David A. Greenblatt

/s/ Richard A. Kerley	Director	May 22, 2026
Richard A. Kerley

/s/ Steven W. Moster	Director	May 22, 2026
Steven W. Moster

/s/ Julia W. Sze	Director	May 22, 2026
Julia W. Sze

CAVCO INDUSTRIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	F-2
Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025	F-4
Consolidated Statements of Comprehensive Income for the Years Ended March 28, 2026, March 29, 2025 and March 30, 2024	F-5
Consolidated Statements of Stockholders' Equity And Redeemable Noncontrolling Interest for the Years Ended March 28, 2026, March 29, 2025 and March 30, 2024	F-6
Consolidated Statements of Cash Flows for the Years Ended March 28, 2026, March 29, 2025 and March 30, 2024	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cavco Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cavco Industries, Inc. and its subsidiaries (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated statements of comprehensive income, stockholders' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended March 28, 2026, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 22, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Warranty Reserve
As described in Notes 1 and 12 to the financial statements, the Company provides retail home buyers, builders or developers with a one-year warranty for manufacturing defects from the date of sale to the retail customer. Nonstructural components of a cosmetic nature are warranted for 120 days, except in specific cases where state laws require longer warranty terms. The Company’s warranty reserves were $40.8 million as of March 28, 2026, and estimated warranty costs are accrued in cost of sales at the time of sale. Management determines the warranty reserves based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used by management to calculate the warranty obligation are the estimated number of homes under warranty, including homes in distributor inventories, homes purchased by consumers within the one year warranty period, the timing in which work orders are completed and the historical average costs incurred to service a home. These factors include varying levels of subjectivity.
We identified management’s assumption related to the timing in which work orders are completed as a critical audit matter because of the significant judgments made by management to estimate the timing of warranty claims relative to home sales. This required a high degree of auditor judgment and an increased extent of effort.
Our audit procedures related to the Company’s significant assumption to estimate the warranty reserve included the following, among others:

•We obtained an understanding of the relevant controls related to the management’s estimation of the warranty accrual, including controls over the estimation of work order timing, and tested such controls for design and operating effectiveness.

•We evaluated the accuracy, completeness and relevance of the historical warranty claims as an input to management’s estimate of work order timing.

•We evaluated management’s ability to accurately estimate the warranty accrual, including work order timing by comparing the current year estimate of work order timing to historical estimates.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Phoenix, Arizona
May 22, 2026

CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 28, 2026	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$236,721	$356,225
Restricted cash, current	20,306	18,535
Accounts receivable, net	108,288	105,849
Short-term investments	16,233	19,842
Current portion of consumer loans receivable, net	19,207	35,852
Current portion of commercial loans receivable, net	54,841	43,492
Current portion of commercial loans receivable from affiliates, net	1,836	2,881
Inventories	295,671	252,695
Prepaid expenses and other current assets	71,630	74,815
	824,733	910,186
Restricted cash	585	585
Investments	38,151	18,067
Consumer loans receivable, net	18,974	20,685
Commercial loans receivable, net	55,801	48,605
Commercial loans receivable from affiliate, net	3,519	4,768
Property, plant and equipment, net	278,890	227,620
Goodwill	208,841	121,969
Other intangibles, net	28,067	16,731
Operating lease right-of-use assets	33,578	35,576
Deferred income taxes	—	1,853
Total assets	$1,491,139	$1,406,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,168	$37,195
Accrued expenses and other current liabilities	291,230	265,971
Total current liabilities	335,398	303,166
Operating lease liabilities	30,747	31,538
Other liabilities	7,096	7,359
Deferred income taxes	14,716	—
Total liabilities	387,957	342,063
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,474,288 and 9,436,732 shares, respectively; Outstanding 7,738,700 and 8,008,012 shares, respectively	95	94
Treasury stock, at cost; 1,735,588 and 1,428,720 shares, respectively	(585,865)	(424,624)
Additional paid-in capital	300,208	290,940
Retained earnings	1,388,714	1,198,163
Accumulated other comprehensive income	30	9
Total stockholders' equity	1,103,182	1,064,582
Total liabilities and stockholders' equity	$1,491,139	$1,406,645
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net revenue	$2,244,505	$2,015,458	$1,794,792
Cost of sales	1,717,618	1,549,867	1,367,890
Gross profit	526,887	465,591	426,902
Selling, general and administrative expenses	298,318	275,315	247,920
Income from operations	228,569	190,276	178,982
Interest income	16,337	21,089	20,998
Interest expense	(541)	(517)	(1,649)
Other income, net	335	222	849
Income before income taxes	244,700	211,070	199,180
Income tax expense	(54,149)	(40,034)	(41,275)
Net income	190,551	171,036	157,905
Less: net income attributable to redeemable noncontrolling interest	—	—	88
Net income attributable to Cavco common stockholders	$190,551	$171,036	$157,817

Comprehensive income
Net income	$190,551	$171,036	$157,905
Reclassification adjustment for securities sold	(13)	340	95
Applicable income taxes	3	(71)	(20)
Net change in unrealized position of investments held	39	94	262
Applicable income taxes	(8)	(21)	(55)
Comprehensive income	190,572	171,378	158,187
Less: comprehensive income attributable to redeemable noncontrolling interest	—	—	88
Comprehensive income attributable to Cavco common stockholders	$190,572	$171,378	$158,099

Net income per share attributable to Cavco common stockholders
Basic	$24.26	$20.97	$18.55
Diluted	$23.98	$20.71	$18.37
Weighted average shares outstanding:
Basic	7,853,251	8,157,615	8,506,673
Diluted	7,946,049	8,259,956	8,591,911

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in thousands)

	Stockholders' Equity
			Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total	Redeemable Noncontrolling Interest
	Common Stock
	Shares	Amount
Balance, April 1, 2023	9,337,125	$93	$(164,452)	$271,950	$869,310	$(615)	$976,286	$1,219
Net income	—	—	—	—	157,817	—	157,817	88
Other comprehensive income, net	—	—	—	—	—	282	282	—
Net issuance of common stock under stock incentive plans	52,828	1	—	2,506	—	—	2,507	—
Stock-based compensation	—	—	—	6,760	—	—	6,760	—
Common stock repurchases	—	—	(110,241)	—	—	—	(110,241)	—
Distributions	—	—	—	—	—	—	—	(300)
Valuation adjustment	—	—	—	—	—	—	—	(33)
Conversion to mandatorily redeemable noncontrolling interest								(974)
Balance, March 30, 2024	9,389,953	$94	$(274,693)	$281,216	$1,027,127	$(333)	$1,033,411	$—
Net income	—	—	—	—	171,036	—	171,036	—
Other comprehensive income, net	—	—	—	—	—	342	342	—
Net issuance of common stock under stock incentive plans	46,779	—	—	1,041	—	—	1,041	—
Stock-based compensation	—	—	—	8,683	—	—	8,683	—
Common stock repurchases	—	—	(149,931)	—	—	—	(149,931)	—
Balance, March 29, 2025	9,436,732	$94	$(424,624)	$290,940	$1,198,163	$9	$1,064,582	$—
Net income	—	—	—	—	190,551	—	190,551	—
Other comprehensive income, net	—	—	—	—	—	21	21	—
Net issuance of common stock under stock incentive plans	37,556	1	—	(3,515)	—	—	(3,514)	—
Stock-based compensation	—	—	—	12,783	—	—	12,783	—
Common stock repurchases	—	—	(161,241)	—	—	—	(161,241)	—
Balance, March 28, 2026	9,474,288	$95	$(585,865)	$300,208	$1,388,714	$30	$1,103,182	$—
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net income	$190,551	$171,036	$157,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,043	19,259	18,525
Loss on infinite-lived intangible write-off	—	9,960	—
Provision for loan losses	(589)	(511)	(632)
Deferred income taxes	9,789	(6,519)	(3,081)
Stock-based compensation expense	12,783	8,683	6,760
Non-cash interest income, net	(928)	(1,028)	(1,511)
(Gain) loss on sale or retirement of property, plant and equipment, net	(35)	58	132
Gain on investments and sale of loans, net	(4,720)	(1,687)	(9,041)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	2,893	(28,771)	11,566
Consumer loans receivable originated	(63,972)	(66,115)	(90,841)
Proceeds from sales of consumer loans	79,571	51,078	91,514
Principal payments received on consumer loans receivable	6,590	5,549	6,760
Inventories	4,879	(11,356)	44,856
Prepaid expenses and other current assets	9,641	7,694	7,971
Commercial loans receivable originated	(158,524)	(143,371)	(111,245)
Principal payments received on commercial loans receivable	142,689	135,093	117,302
Accounts payable and accrued expenses and other current liabilities	13,830	29,444	(22,258)
Net cash provided by operating activities	267,491	178,496	224,682
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,406)	(21,427)	(17,421)
Payments for acquisitions, net	(172,784)	—	(19,195)
Proceeds from sale of property, plant and equipment and assets held for sale	203	184	4,805
Purchases of investments	(34,519)	(28,115)	(13,026)
Proceeds from sale of investments	20,069	25,403	13,128
Net cash used in investing activities	(222,437)	(23,955)	(31,709)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(4,836)	(3,441)	(1,988)
Proceeds from exercise of stock options	2,232	4,483	4,495
Payments on secured financings and other	(295)	(311)	(488)
Payments for common stock repurchases	(159,888)	(148,680)	(109,309)
Distributions to noncontrolling interest	—	—	(420)
Net cash used in financing activities	(162,787)	(147,949)	(107,710)
Net increase (decrease) in cash, cash equivalents and restricted cash	(117,733)	6,592	85,263
Cash, cash equivalents and restricted cash at beginning of the fiscal year	375,345	368,753	283,490
Cash, cash equivalents and restricted cash at end of the fiscal year	$257,612	$375,345	$368,753
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$39,264	$45,582	$36,757
Cash paid during the year for interest	$272	$11	$801
Supplemental disclosures of noncash activity:
Change in GNMA loans eligible for repurchase	$1,651	$(1,067)	$(3,287)
Right-of-use assets recognized and operating lease obligations incurred	$4,843	$2,142	$15,009
Non-cash consideration for acquisitions	$—	$—	$5,430

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation. These Consolidated Financial Statements include the accounts of Cavco Industries, Inc. and its consolidated subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco"). All significant intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events after the balance sheet date of March 28, 2026, through the date of the filing of this report with the Securities and Exchange Commission (the "SEC") and there were no disclosable subsequent events. In addition, references throughout to numbered "Notes" refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
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
Fiscal Year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to March 31st. The current fiscal year ended on March 28, 2026. Fiscal years 2026, 2025 and 2024 each consisted of 52 weeks.
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
Some of our independent distributors operate multiple sales outlets. No independent distributor accounted for 10% or more of factory-built housing revenue during any fiscal year within the three-year period ended March 28, 2026.
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
Accounts Receivable. We extend credit terms on a customer-by-customer basis in the normal course of business, subject to normal industry risk, with many requiring a cash deposit with a sales order or payment upon delivery of a home. We review accounts receivable for estimated losses that may result from customers' inability to pay. As of March 28, 2026 and March 29, 2025, there were no allowances for credit losses. Accounts receivable, net at March 28, 2026, March 29, 2025, and March 30, 2024 were $108.3 million, $105.8 million, and $77.1 million respectively.
Investments. Management determines the appropriate classification of its investment securities at the time of purchase. Our investments include marketable debt and equity securities and non-marketable equity investments. Changes in unrealized net holding gains and losses on marketable equity securities are reported in earnings. Unrealized net holding gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets. Realized gains and losses from the sale of securities are determined using the specific identification method (see Note 4). As of March 28, 2026, we have determined that all losses on available-for-sale debt securities were from market factors, and therefore we had no valuation allowance on such investments.
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
Allowance for Loan Losses. ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires a forward-looking impairment model based on expected losses rather than incurred losses. As of March 28, 2026 and March 29, 2025, we had an allowance for loan losses of $0.8 million and $0.9 million, respectively, on our consumer loans receivable (see Note 6).
To determine the appropriate level of the allowance for loan loss on our commercial loans receivable, we collectively evaluate loans based on their terms and duration. We have historically been able to resell repossessed homes, thereby mitigating loss exposure. However, if a default occurs and collateral is lost, we are exposed to loss of the full value of the home loan. If we determine that it is probable that a borrower will default, a specific reserve is determined and recorded within the estimated allowance for loan losses. We recorded allowance for loan losses of $0.5 million and $0.4 million at March 28, 2026 and March 29, 2025, respectively, related to commercial loans receivable (see Note 7).
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
Asset Impairment. We evaluate the carrying value of long-lived assets to be held and used and held for sale for impairment when events and circumstances warrant such a review. There were no impairment losses recognized in fiscal years 2026, 2025 or 2024.
Business Combinations. We account for business combinations in accordance with FASB Accounting Standards Codification ("ASC") 805, Business Combinations, using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In the fair value evaluation of intangible assets acquired, there are significant estimates and assumptions, including forecasts of future cash flows, pre-tax income and revenue growth rates, as well as the selection of the royalty rates and discount rates. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill (see Note 23).

Goodwill and Other Intangibles, Net. We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. As such, we test goodwill at least annually for impairment. As of March 28, 2026, all of our goodwill is within the factory-built housing segment. Certain intangibles are considered indefinite-lived and others are finite-lived and are amortized over their useful lives. Finite-lived intangibles are generally amortized over 3 to 15 years on a straight-line basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Indefinite-lived intangible assets are assessed at least annually for impairment first by making a qualitative assessment, and if necessary, performing a quantitative assessment and recording an impairment charge if the fair value of the asset is less than its carrying amount. In the fourth quarter of fiscal year 2025, the Company performed a strategic brand realignment. As a result, Cavco recorded a non-cash charge of $10.0 million in Selling, general and administrative expenses related to the adjustment of legacy indefinite-lived trade name values in that period.
Goodwill is tested for impairment at the reporting unit level. We performed our annual goodwill impairment analysis as of March 28, 2026, and determined that it was more likely than not that the fair value of the reporting unit exceeded its respective carrying value. There was no impairment of goodwill or other intangibles recognized during fiscal years 2026, 2025 or 2024.
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
Freight. Substantially all freight costs are recovered from our distributors and are included in Net revenue. Freight charges of $67.7 million, $66.0 million and $50.9 million were recognized in fiscal years 2026, 2025 and 2024, respectively.
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

Reserve for Property Casualty Insurance Claims and Claims Expense. Standard Casualty establishes reserves for claims and claims expense on reported and unreported claims of insured losses. Our reserve process takes into account known facts and interpretations of circumstances and factors, including experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix, contractual terms, changes in law and regulation, judicial decisions and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process. The applicable reserve balance was $9.8 million and $16.2 million as of March 28, 2026 and March 29, 2025, respectively, of which $5.8 million and $7.3 million related to incurred but not reported ("IBNR") losses, respectively.
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
Advertising. Advertising costs are expensed as incurred and were $5.3 million in fiscal year 2026, $4.6 million in fiscal year 2025 and $3.6 million in fiscal year 2024.
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
Redeemable Noncontrolling Interest. In fiscal year 2017, we purchased a 50% ownership interest in Craftsman Homes, LLC and Craftsman Homes Development, LLC (collectively "Craftsman" or the "Entities") with an additional 20% acquired during fiscal year 2022. This additional purchase gave us a controlling interest, resulting in consolidation of the Entities and the recognition of a noncontrolling interest for the remaining third party ownership. Adjustments in the redemption value of the noncontrolling interest were recorded to Interest expense. The amount of income attributable to this Redeemable noncontrolling interest is included on the face of the Consolidated Statements of Comprehensive Income for the year ended March 30, 2024.
During fiscal year 2024, we executed amendments to the Membership Interest Purchase Agreement and acquired the entire remaining 30% for cash on January 1, 2024.
Accumulated Other Comprehensive Income. AOCI is comprised of unrealized gains and losses on available-for-sale debt securities (see Note 4) and is presented net of tax. Accumulated unrealized gain on available-for-sale debt securities at the end of fiscal years 2026 and 2025 was insignificant before and after tax.

Treasury Stock. We record repurchases of our common stock as treasury stock at cost. As we do not have a formal retirement plan for the shares acquired, and the ultimate disposition has not yet been decided, we show the cost of the acquired stock separately as a deduction from equity. Beginning January 1, 2023, the Inflation Reduction Act of 2022 imposed a 1% excise tax on the aggregate fair market value of stock repurchased by certain corporations during the taxable year, subject to adjustments. We have calculated the excise tax on purchases from the effective date through March 28, 2026, and this amount is recorded as an increase in our treasury stock.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures ("ASU 2023-09"), which requires greater disaggregation of income tax disclosures. ASU 2023-09 requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company adopted this guidance on a prospective basis for annual disclosures for the fiscal year ended March 28, 2026. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
2. Revenue from Contracts with Customers
Revenue is recognized when a good or service is transferred to a customer. A good or service is transferred when, or as, the customer obtains control of that good or service. Revenue is based on the consideration expected to be received in connection with our promises to deliver goods and services to the customers.
Site Improvements on Retail Sales. We recognize sales of subcontracted ancillary services, such as preparation of the home site or other exterior enhancements. Such services are provided as a convenience to the customer. As we are involved in the selection of subcontractors and ultimately responsible for execution of these services, under FASB ASC 606, Revenue from Contracts with Customers, we recognize the sale of these ancillary services on a gross basis. The revenues associated with these programs for fiscal years 2026, 2025 and 2024 were $85.2 million, $65.0 million and $57.6 million, respectively.
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

	March 28, 2026	March 29, 2025	March 30, 2024
Factory-built housing
Home sales	$2,056,823	$1,838,371	$1,631,650
Delivery, setup and other revenues	100,533	94,740	84,957
	2,157,356	1,933,111	1,716,607
Financial services
Insurance agency commissions received from third-party insurance companies	6,628	5,179	4,258
All other sources	80,521	77,168	73,927
	87,149	82,347	78,185
	$2,244,505	$2,015,458	$1,794,792
3. Restricted Cash
Restricted cash consisted of the following (in thousands):

	March 28, 2026	March 29, 2025
Cash related to CountryPlace customer payments to be remitted to third parties	$15,169	$14,923
Other restricted cash	5,722	4,197
	20,891	19,120
Less current portion	(20,306)	(18,535)
	$585	$585

Corresponding amounts for customer payments to be remitted to third parties are recorded in Accounts payable.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	March 28, 2026	March 29, 2025	March 30, 2024
Cash and cash equivalents	$236,721	$356,225	$352,687
Restricted cash	20,891	19,120	16,066
	$257,612	$375,345	$368,753

4. Investments
Investments consisted of the following (in thousands):

	March 28, 2026	March 29, 2025
Available-for-sale debt securities	$34,141	$21,415
Marketable equity securities	14,634	11,425
Non-marketable equity investments	5,609	5,069
	54,384	37,909
Less short-term investments	(16,233)	(19,842)
	$38,151	$18,067
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
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type are shown in the table below (in thousands):

	March 28, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$14,076	$69	$(81)	$14,064
State and political subdivision debt securities	9,225	66	(27)	9,264
Corporate debt securities	10,803	53	(43)	10,813
	$34,104	$188	$(151)	$34,141

	March 29, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities	$4,122	$19	$(21)	$4,120
State and political subdivision debt securities	6,955	39	(18)	6,976
Corporate debt securities	10,326	38	(45)	10,319
	$21,403	$96	$(84)	$21,415

The following tables show gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position (in thousands):

	March 28, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$6,577	$(79)	$349	$(2)	$6,926	$(81)
State and political subdivision debt securities	3,616	(27)	—	—	3,616	(27)
Corporate debt securities	4,671	(40)	348	(3)	5,019	(43)
	$14,864	$(146)	$697	$(5)	$15,561	$(151)

	March 29, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$473	$(2)	$1,036	$(19)	$1,509	$(21)
State and political subdivision debt securities	—	—	1,633	(18)	1,633	(18)
Corporate debt securities	—	—	4,431	(45)	4,431	(45)
	$473	$(2)	$7,100	$(82)	$7,573	$(84)
We are not aware of any changes to the securities or issuers that would indicate the losses above are indicative of credit impairment as of March 28, 2026. Further, we do not intend to, and it is more likely than not that we will not be required to, sell the investments before recovery of their amortized cost.
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations, with or without penalties.

	March 28, 2026
	Amortized Cost	Fair Value
Due in less than one year	$1,242	$1,242
Due after one year through five years	9,976	10,031
Due after five years through ten years	3,391	3,383
Due after ten years	5,419	5,421
Mortgage-backed securities	14,076	14,064
	$34,104	$34,141
We recognize investment gains and losses on available-for-sale debt securities when we sell or otherwise dispose of securities using the specific identification method. There were no gross gains or losses realized on the sale of available-for-sale debt securities in fiscal years 2026, 2025 or 2024.

We recognize unrealized gains and losses on marketable equity securities from changes in market prices during the period as a component of earnings in the Consolidated Statements of Comprehensive Income. See Note 1 for further discussion. Net investment gains and losses on marketable equity securities for fiscal years 2026, 2025 and 2024 were as follows (in thousands):

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Marketable equity securities:
Net gains (losses) recognized during the period	$1,365	$(1,000)	$1,869
Less: Net (gains) recognized on securities sold during the period	(468)	(1,175)	(348)
Unrealized gains (losses) recognized during the period on securities still held	$897	$(2,175)	$1,521
5. Inventories
Inventories consisted of the following (in thousands):

	March 28, 2026	March 29, 2025
Raw materials	$87,180	$79,098
Work in process	34,968	29,808
Finished goods	173,523	143,789
	$295,671	$252,695

6. Consumer Loans Receivable, Net
The following table summarizes consumer loans receivable (in thousands):

	March 28, 2026	March 29, 2025
Loans held for investment, previously securitized	$13,265	$13,775
Loans held for investment	11,437	12,196
Loans held for sale	12,622	27,981
Construction advances	2,245	4,210
	39,569	58,162
Deferred financing fees and other, net	(601)	(686)
Allowance for loan losses	(787)	(939)
	38,181	56,537
Less current portion	(19,207)	(35,852)
	$18,974	$20,685

The allowance for loan losses reflects our judgment of the probable loss exposure on loans held for investment. The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	March 28, 2026	March 29, 2025
Allowance for loan losses at beginning of fiscal year	$939	$1,066
Change in estimated loan losses, net	(152)	(103)
Charge-offs	—	(24)
Allowance for loan losses at end of fiscal year	$787	$939
The consumer loans held for investment had the following characteristics:

	March 28, 2026	March 29, 2025
Weighted average contractual interest rate	7.4%	7.9%
Weighted average effective interest rate	8.9%	10.3%
Weighted average months to maturity	212	221
The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of consumer loans receivable, net (in thousands):

	March 28, 2026	March 29, 2025
Current	$37,792	$56,401
31 to 60 days	826	1,082
61 to 90 days	—	4
91+ days	951	675
	$39,569	$58,162
The following table disaggregates gross consumer loans receivable, net by credit quality indicator at loan inception and fiscal year of origination (in thousands):

	March 28, 2026
	2026	2025	2024	2023	2022	Prior	Total
Prime- FICO score 680 and greater	$9,750	$1,353	$1,859	$318	$39	$11,725	$25,044
Near Prime- FICO score 620-679	2,557	784	261	—	—	8,375	11,977
Sub-Prime- FICO score less than 620	61	—	—	—	—	537	598
No FICO score	—	64	202	—	—	1,684	1,950
	$12,368	$2,201	$2,322	$318	$39	$22,321	$39,569

	March 29, 2025
	2025	2024	2023	2022	2021	Prior	Total
Prime- FICO score 680 and greater	$18,133	$9,209	$323	$92	$761	$13,197	$41,715
Near Prime- FICO score 620-679	2,948	1,210	—	—	1,026	9,000	14,184
Sub-Prime- FICO score less than 620	537	—	—	—	17	680	1,234
No FICO score	317	441	—	—	—	271	1,029
	$21,935	$10,860	$323	$92	$1,804	$23,148	$58,162
Loan contracts secured by geographically concentrated collateral could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. As of March 28, 2026, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. As of March 29, 2025, 54% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 11% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the principal balance of consumer loans receivable as of March 28, 2026 or March 29, 2025.
Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home less the estimated costs to sell. At repossession, the fair value of the collateral is determined based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is recorded to the allowance for loan losses. On a monthly basis, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled approximately $0.9 million as of March 28, 2026 and $0.2 million as of March 29, 2025, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. Foreclosure or similar proceedings in progress totaled approximately $0.7 million and $0.5 million as of March 28, 2026 and March 29, 2025, respectively.
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
Commercial loans receivable, net consisted of the following (in thousands):

	March 28, 2026	March 29, 2025
Loans receivable (including from affiliates)	$116,688	$100,297
Allowance for loan losses	(546)	(361)
Deferred financing fees, net	(145)	(190)
	115,997	99,746
Less current portion of commercial loans receivable (including from affiliates), net	(56,677)	(46,373)
	$59,320	$53,373

The commercial loans receivable, net balance had the following characteristics:

	March 28, 2026	March 29, 2025
Weighted average contractual interest rate	7.5%	8.3%
Weighted average months outstanding	9	10
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
The following table represents changes in the estimated allowance for loan losses, including related additions and deductions to the allowance for loan losses (in thousands):

	March 28, 2026	March 29, 2025
Balance at beginning of fiscal year	$361	$781
Change in estimated loan losses, net	185	(420)
Balance at end of fiscal year	$546	$361
Loans are subject to regular review and are given management's attention whenever a problem situation appears to be developing. Loans with indicators of potential performance problems are placed on watch list status and are subject to additional monitoring and scrutiny. Nonperforming status includes loans accounted for on a non-accrual basis and accruing loans with principal payments 90 days or more past due. Our policy is to place loans on nonaccrual status when interest is past due and remains unpaid 90 days or more or when there is a clear indication that the borrower is unable or unwilling to make payments as they become due. We will resume accrual of interest once these factors have been remedied. Payments received on non-accrual loans are recorded on a cash basis, first to interest and then to principal, and charge-offs occur when it becomes probable that outstanding amounts will not be recovered. At March 28, 2026, there were no commercial loans 90 days or more past due that were still accruing interest, and we were not aware of any potential problem loans that would have a material effect on the commercial loans receivable balance.
The following table disaggregates our commercial loans receivable, net by credit quality indicator and fiscal year of origination (in thousands):

	March 28, 2026
	2026	2025	2024	2023	2022	Total
Performing	$84,177	$20,123	$10,720	$1,071	$597	$116,688

	March 29, 2025
	2025	2024	2023	2022	2021	Total
Performing	$66,843	$24,215	$7,006	$1,014	$1,219	$100,297

As of March 28, 2026 approximately 14% of our outstanding commercial loans receivable principal balance was concentrated in Arizona, 12% in each of California and New York, and 11% North Carolina and New York. As of March 29, 2025 approximately 17% was concentrated in New York and 16.0% in California. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of March 28, 2026 or March 29, 2025.
We had concentrations with one independent third-party and its affiliates that equaled 12% and 10% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of March 28, 2026 and March 29, 2025, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
8. Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following (in thousands):

	March 28, 2026	March 29, 2025
Property, plant and equipment, at cost:
Buildings and improvements	$206,185	$173,769
Machinery and equipment	108,314	91,232
Land	55,569	39,829
Construction in progress	21,653	16,117
	391,721	320,947
Accumulated depreciation	(112,831)	(93,327)
	$278,890	$227,620
Depreciation expense was $21.1 million in fiscal year 2026, $17.7 million in fiscal year 2025 and $17.0 million in fiscal year 2024.
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

The following table provides information about the financial statement classification of our lease balances reported within the Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025 (in thousands):

	Classification	March 28, 2026	March 29, 2025
ROU assets
Operating lease assets	Operating lease right-of-use assets	$33,578	$35,576
Finance lease assets	Property, plant and equipment, net (1)	5,960	5,738
Total lease assets		$39,538	$41,314

Lease Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,608	$5,925
Finance lease liabilities	Accrued expenses and other current liabilities	85	83
Non-current:
Operating lease liabilities	Operating lease liabilities	30,747	31,538
Finance lease liabilities	Other liabilities	5,961	6,003
Total lease liabilities		$41,401	$43,549
(1) Recorded net of accumulated amortization of $0.9 million and $0.6 million as of March 28, 2026 and March 29, 2025, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statements of Comprehensive Income for the years ended March 28, 2026, March 29, 2025 and March 30, 2024 (in thousands):

		Year Ended
Lease Expense Category	Classification	March 28, 2026	March 29, 2025	March 30, 2024
Operating lease expense (2)
	Cost of sales	$1,062	$1,119	$1,119
	Selling, general and administrative expenses	6,340	5,037	4,693
Finance lease expense
Amortization of leased assets	Cost of sales	228	145	175
Interest on lease liabilities	Interest expense	280	276	279
Total lease expense		$7,910	$6,577	$6,266
(2) Excludes short-term and variable lease expenses, which are immaterial.
Cash payments for operating and finance leases were as follows (in thousands):

	March 28, 2026	March 29, 2025	March 30, 2024
Operating leases	$7,461	$5,648	$6,694
Finance leases	356	267	356

The present value of minimum payments for future fiscal years under non-cancelable leases as of March 28, 2026 was as follows (in thousands):

	Operating Leases	Finance Leases	Total
2027	$6,418	$356	$6,774
2028	5,240	356	5,596
2029	4,878	356	5,234
2030	4,517	356	4,873
2031	4,361	356	4,717
Thereafter	19,453	9,518	28,971
	44,867	11,298	56,165
Less: Amount representing interest	(9,512)	(5,252)	(14,764)
	$35,355	$6,046	$41,401
The following table provides information about the weighted average remaining lease terms and weighted average discount rates as of March 28, 2026:

	Remaining Lease Term (Years)	Discount Rate
Operating leases	9.0	5.0%
Finance leases	31.0	4.5%
10. Goodwill and Other Intangibles
Goodwill and other intangibles, net, consisted of the following (in thousands):

	March 28, 2026			March 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Goodwill	$208,841	$—	$208,841	$121,969	$—	$121,969
Trademarks and trade names	7,020	—	7,020	7,020	—	7,020
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	216,961	—	216,961	130,089	—	130,089
Finite lived:
Customer relationships	28,300	(8,475)	19,825	15,000	(6,676)	8,324
Other	1,114	(992)	122	1,114	(827)	287
	$246,375	$(9,467)	$236,908	$146,203	$(7,503)	$138,700

Changes in the carrying amount of Goodwill were as follows for the years ended March 28, 2026 and March 29, 2025 (in thousands).

March 30, 2024	$121,934
Acquisitions(1)	35
March 29, 2025	121,969
Acquisitions(1)	86,872
March 28, 2026	$208,841

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
At March 28, 2026 and March 29, 2025, the Company had Goodwill of $208,841 and $121,969, respectively. The change is due to the acquisition of American Homestar (see Note 23). All Goodwill resides in the factory-built housing segment. At March 28, 2026 there are no accumulated impairment losses related to Goodwill.
In the fourth quarter of fiscal year 2025, the Company performed a strategic brand realignment. As a result, Cavco recorded a non-cash charge of $10.0 million in Selling, general and administrative expenses related to the adjustment of legacy indefinite lived trade name values in that period.
Amortization expense recognized on intangible assets was $2.0 million during fiscal year 2026, $1.5 million during fiscal year 2025 and $1.6 million during fiscal year 2024. Customer relationships have a weighted average remaining life of 9.3 years and other finite lived intangibles have a weighted average remaining life of 0.6 years.
Expected amortization for future fiscal years is as follows (in thousands):

2027	$2,365
2028	2,249
2029	2,215
2030	1,935
2031	1,795
Thereafter	9,388
$19,947

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 28, 2026	March 29, 2025
Customer deposits	$54,128	$46,934
Salaries, wages and benefits	49,819	45,640
Estimated warranties	40,818	33,189
Unearned insurance premiums	33,498	33,863
Accrued volume rebates	25,159	21,208
Accrued self-insurance	13,709	13,094
Insurance loss reserves	9,778	16,201
Other	64,321	55,842
	$291,230	$265,971
12. Warranties
Activity in the liability for estimated warranties for fiscal years 2026, 2025 and 2024 was as follows (in thousands):

	March 28, 2026	March 29, 2025	March 30, 2024
Balance at beginning of fiscal year	$33,189	$31,718	$31,368
Purchase accounting additions	2,423	—	—
Charged to costs and expenses	71,512	52,515	60,219
Payments and deductions	(66,306)	(51,044)	(59,869)
Balance at end of fiscal year	$40,818	$33,189	$31,718
13. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	March 28, 2026	March 29, 2025
Finance lease liabilities	$6,046	$6,086
Other secured financing	1,388	1,594
	7,434	7,680
Less current portion included in Accrued expenses and other current liabilities	(338)	(321)
	$7,096	$7,359

Scheduled maturities for future fiscal years of the Company's obligations consist of the following (in thousands).

2027	$338
2028	310
2029	283
2030	261
2031	244
Thereafter	5,998
$7,434
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
As of March 28, 2026, there were no borrowings outstanding under the Revolving Credit Facility or the previous agreement entered into on November 22, 2022 and we were in compliance with all covenants.

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
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Year Ended
	March 28, 2026		March 29, 2025		March 30, 2024
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$44,304	$44,790	$46,127	$48,761	$47,448	$39,352
Assumed premiums—nonaffiliated	43,875	43,546	43,534	40,713	37,426	35,630
Ceded premiums—nonaffiliated	(29,573)	(29,573)	(32,290)	(32,290)	(26,273)	(26,273)
	$58,606	$58,763	$57,371	$57,184	$58,601	$48,709
Typical insurance policies written or assumed are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $75.0 million in the aggregate for that occurrence.
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
Standard Casualty establishes reserves for claims and claims expense on reported and IBNR claims of non-reinsured losses. The following details the activity in the reserve for fiscal years 2026, 2025 and 2024 (in thousands):

	March 28, 2026	March 29, 2025	March 30, 2024
Balance at beginning of fiscal year	$16,201	$10,540	$10,939
Net incurred losses during the year	31,005	43,410	37,490
Net claim payments during the year	(37,428)	(37,749)	(37,889)
Balance at end of fiscal year	$9,778	$16,201	$10,540
16. Income Taxes
The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. The following details the provision for income taxes for fiscal years 2026, 2025 and 2024 (in thousands):

	2026	2025	2024
Current
Federal	$34,106	$37,755	$36,023
State	10,166	8,665	8,094
Foreign	155	133	218
	44,427	46,553	44,335
Deferred
Federal	8,390	(6,022)	(2,884)
State	1,332	(497)	(98)
Foreign	—	—	(78)
	9,722	(6,519)	(3,060)
	$54,149	$40,034	$41,275

We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended March 28, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual effective amount and rate for the year ended March 28, 2026 (in thousands):

	2026
Federal income tax at statutory rate	$51,387	21.0%
State income taxes, net of federal benefit[1]	8,674	3.5
Foreign Tax Effects	76	—
Effect of Cross-Border Tax Laws (GILTI, FDII, Foreign Tax Credits)	(84)	—
Tax Credits
Home Energy Efficiency Related Tax Credits	(6,776)	(2.8)
Other Tax Credits	(1,743)	(0.7)
Changes in Valuation Allowances	—	—
Nontaxable or Nondeductible Items
Non-Deductible Executive Compensation	3,160	1.3
Other	(45)	—
Changes in Unrecognized Tax Benefits	107	—
Other Adjustments	(607)	(0.2)
	$54,149	22.1%
1For the year ended March 28, 2026, the majority of state income taxes were incurred in Texas, California, Arizona, Oregon, Florida, New York, and North Carolina.
For the years ended March 29, 2025 and March 30, 2024, prior to the adoption of ASU 2023-09, the principal reconciling items from the U.S. statutory income tax rate to the effective tax rate are as follows (in thousands):

	2025	2024
Income tax provision for continuing operations at the expected Federal income tax rate of 21%	$44,325	$41,828
State income taxes, net of federal tax effect	8,630	7,984
Tax Credits	(12,047)	(6,662)
Other	(874)	(1,875)
	$40,034	$41,275

The effective income tax rate for the current year was lower compared to the statutory rate primarily due to $6.8 million related to the sale of energy efficient homes and Energy Star credits available under the Internal Revenue Code §45L, and $1.7 million related to the Research and Development, Solar, and Work Opportunity tax Credits.
Compared to fiscal year 2025, the effective income tax rate increased due to a $3.7 million reduction in Energy Star credits available in the current year compared to the prior year. The lower effective income tax rate in fiscal year 2025 compared to fiscal year 2024 is due to an increase of $5.4 million in Energy Star credits compared to the prior year.

We adopted ASU 2023-09 on a prospective basis for the year ended March 28, 2026 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended March 28, 2026 (in thousands).

2026
Federal	$30,000
State	9,115
Foreign	149
Total net income taxes paid	$39,264

Net deferred tax assets and liabilities were as follows (in thousands):

	March 28, 2026	March 29, 2025
Net deferred tax (liabilities) assets
Fixed assets and depreciation	$(19,347)	$(13,291)
Goodwill	(19,320)	(17,935)
Warranty reserves	9,776	8,016
Operating lease liability	8,467	6,312
Lease right of use asset	(8,042)	(5,862)
Rebates payable	3,847	3,317
Salaries, wages and benefits	3,603	3,592
Inventory	2,390	2,983
Research and experimentation expenditures	564	8,023
Other	3,346	6,698
	$(14,716)	$1,853
We periodically evaluate the deferred tax assets based on the requirements established in ASC 740, which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the need for, or amount of, any valuation allowance involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including management projections of anticipated taxable income. At March 28, 2026, we had no state net operating loss carryforwards and no associated valuation allowance. We have evaluated our historical profits earned and forecasted taxable income and determined that all of the deferred tax assets would be utilized in future periods. Ultimate realization of the deferred tax assets depends on our ability to continue to earn profits, as we have historically, and to meet these forecasts in future periods.

Income tax returns are filed in the U.S. federal jurisdiction, in several state jurisdictions, and in Mexico. In general, we are no longer subject to examination by the IRS for years before fiscal year 2023 or state and local income tax examinations by tax authorities for years before fiscal year 2022; however, we have filed refund claims for fiscal 2018 which is currently being processed by the IRS and fiscal 2020 which has been received in the first quarter of fiscal 2027.
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
The maximum amount for which the Company was liable under such agreements approximated $141 million at March 28, 2026, $133 million at March 29, 2025 and $121 million at March 30, 2024, without reduction for the resale value of the homes. For all of fiscal 2026, we received four demand notices covering 8 homes. The inventory was obtained and resold to other dealers. Our reserve for repurchase commitments was $3.9 million at March 28, 2026 and $3.3 million at March 29, 2025.
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
Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	March 28, 2026	March 29, 2025
Construction loan contract amount	$4,429	$12,366
Cumulative advances	(2,245)	(4,210)
	$2,184	$8,156
Representations and Warranties of Mortgages Sold. We sell loans to GSEs and whole-loan purchasers and finance certain loans with long-term credit facilities secured by the respective loans. In connection with these activities, we provide representations and warranties related to the loans sold or financed. These representations and warranties generally relate to the ownership of the loan, the validity of the lien securing the loan, compliance with applicable underwriting standards and accuracy of loan documentation.
Representations and warranties may be enforced at any time over the life of the loan. Upon a breach of a representation, we may be required to repurchase the loan or to indemnify a party for incurred losses. We maintain a reserve for these contingent repurchase and indemnification obligations. This reserve of $0.5 million as of March 28, 2026 and $0.6 million as of March 29, 2025, included in Accrued expenses and other current liabilities, reflects management's estimate of probable loss. We consider a variety of assumptions, including borrower performance, historical repurchase demands, expected future losses and loan default rates to estimate the liability. There were no claim requests that resulted in the repurchase of a loan during the year ended March 28, 2026. In addition, we are subject to minimum net worth requirements and were in compliance for the year ended March 28, 2026.

Interest Rate Lock Commitments. In originating loans for sale, we issue IRLCs to prospective borrowers. These IRLCs represent an agreement to extend credit to a loan applicant, whereby the interest rate on the loan is set prior to loan closing or sale. These IRLCs bind us to fund the approved loan at the specified rate regardless of whether interest rates or market prices for similar loans have changed between the commitment date and the closing date. As such, outstanding IRLCs are subject to interest rate risk and related loan sale price risk during the period from the date of the IRLC through the earlier of the loan sale date or IRLC expiration date. The lock commitments generally range between 30 and 180 days; however, borrowers are not obligated to close the related loans. As a result, we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs unless the commitment is successfully paired with another loan that may mitigate losses from fallout.
As of March 28, 2026, we had outstanding IRLCs with a notional amount of $71.6 million, which are recorded at fair value in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"). The estimated fair value of IRLCs is recorded in Prepaid expenses and other current assets if in a net favorable position, or Accrued expenses and other current liabilities if in a net unfavorable position, in the Consolidated Balance Sheets. The fair value of IRLCs is based on the value of the underlying loan adjusted for: (1) estimated cost to complete and originate the loan and (2) the estimated percentage of IRLCs that will result in closed loans. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on loans held for sale. During fiscal year 2026 we recognized an insignificant non-cash gain on outstanding IRLCs. During fiscal years 2025 and 2024 we recognized insignificant non-cash losses on outstanding IRLCs.
Forward Sales Commitments. We manage the risk profiles of a portion of the outstanding IRLCs and mortgage loans held for sale by entering into forward sales of mortgage-backed securities and whole loan sale commitments (collectively "Commitments"). As of March 28, 2026, we had $6.4 million in outstanding Commitments. Commitments for forward sales of whole loans are typically in an amount proportionate with the amount of IRLCs expected to close in particular time frames, assuming no change in mortgage interest rates, for the respective loan products intended for whole loan sale.
The estimated fair values of Commitments are based on quoted market values and are recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. During the fiscal year ended March 28, 2026, we recognized an insignificant non-cash gain on Commitments. During the fiscal year ended March 29, 2025, we recognized an insignificant non-cash loss on Commitments. During the fiscal year ended March 30, 2024, we recognized an insignificant non-cash gain on Commitments.
Forward Flow Agreement. In the fourth quarter of fiscal year 2026, we entered into a forward flow agreement with a third-party financial institution (the "Purchaser") to support the origination and sale of manufactured housing consumer loans. Subject to the terms of the agreement and following an initial ramp-up period, we have agreed to offer a minimum principal balance of $25 million of eligible consumer loans per quarter over a two-year term, unless terminated earlier in accordance with the agreement. Failure to offer the minimum principal balance does allow for termination by the Purchaser; however, we are not subject to monetary penalties or make-whole provisions for such shortfall. Loans offered to this counterparty are expected to be sold shortly after origination, subject to customary conditions.
Legal Matters. We are party to certain other lawsuits in the ordinary course of business. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on our consolidated financial position, liquidity or results of operations after taking into account any existing reserves, which reserves are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. However, future events or circumstances that may currently be unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

18. Stock-Based Compensation
The Company maintains stock-based incentive plans whereby stock option grants or awards of RSUs may be made to certain officers, directors and key employees. In August 2023, our stockholders approved the 2023 Omnibus Equity Incentive Plan (the "Plan"). The Plan supersedes and replaces the Company's 2005 Stock Incentive Plan, as amended (the "2005 Plan"). No further awards will be made pursuant to the 2005 Plan; provided, that the 2005 Plan shall remain in effect until all awards granted under the 2005 Plan have vested or been exercised, forfeited, cancelled, or have otherwise expired or terminated in accordance with the terms of such grants. The Plan permits the award of up to 550,000 shares of the Company's common stock, of which 502,233 shares were still available for grant as of March 28, 2026. The exercise price of stock option awards may not be below 100% of the fair market value of the Company's common stock at the date of grant. Stock options vest over a defined period as determined by the plan administrator (the Compensation Committee of the Board, which consists of independent directors), but typically is no more than five years and generally expire ten years from the date of grant. Upon option exercise, new shares of the Company's common stock are issued. Service-based RSUs vest over a defined period, typically three years. Performance-based RSUs vest based on the achievement of certain criteria, determined by the plan administrator, over the measurement period which is generally three years. When RSUs vest, unrestricted shares of common stock are issued. The stock incentive plans provide for accelerated vesting of stock option awards and RSUs when the participant is involuntarily terminated upon a change in control (as defined in the plans).
We apply the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. Stock compensation expense was approximately $12.8 million, $8.7 million and $6.8 million for fiscal years 2026, 2025 and 2024, respectively. As of March 28, 2026, total unrecognized compensation cost was approximately $12.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.67 years.
Stock Options. The following table summarizes stock option activity for fiscal years 2026, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2023	143,576	$160.40	2.88	$22,591
Exercised	(48,637)	145.38
Forfeited, canceled or expired	(538)	183.83
Outstanding at March 30, 2024	94,401	$168.00	2.21	$21,812
Exercised	(34,861)	183.77
Forfeited, canceled or expired	(100)	183.83
Outstanding at March 29, 2025	59,440	$158.73	1.43	$21,115
Exercised	(18,737)	166.98
Forfeited, canceled or expired	—	—
Outstanding at March 28, 2026	40,703	$154.92	0.55	$12,667

Exercisable at March 30, 2024	89,474	$167.13	2.15	$20,752
Exercisable at March 29, 2025	59,440	$158.73	1.43	$21,115
Exercisable at March 28, 2026	40,703	$154.92	0.55	$12,667
There were no grants of stock options in fiscal years 2026, 2025 or 2024.
The total intrinsic value of options exercised during fiscal years 2026, 2025 and 2024 was $6.7 million, $10.1 million and $7.8 million, respectively.

Restricted Stock Awards. A summary of RSU activity for fiscal years 2026, 2025 and 2024 is as follows:

	Number of Service-based units	Weighted Average Grant Date Fair Value per share
Outstanding at April 1, 2023	28,868	$225.35
Awarded	17,511	294.06
Released	(12,541)	231.7
Forfeited	(1,254)	250.71
Outstanding at March 30, 2024	32,584	258.85
Awarded	14,791	381.35
Released	(16,314)	260.81
Forfeited	(440)	342.62
Outstanding at March 29, 2025	30,621	315.85
Awarded	12,038	470.66
Released	(15,088)	305.71
Forfeited	(576)	354.53
Outstanding at March 28, 2026	26,995	$389.86

The total intrinsic value of RSUs released during fiscal years 2026, 2025 and 2024 was $7.0 million, $8.4 million and $3.6 million, respectively.

	Number of Performance-based units	Weighted Average Grant Date Fair Value per share
Outstanding at April 1, 2023	25,451	$202.00
Awarded	12,125	295.01
Additional shares granted by performance	1,658	167.84
Released	(6,988)	167.95
Forfeited	(2,128)	220.67
Outstanding at March 30, 2024	30,118	$244.15
Awarded	13,514	360.07
Additional shares granted by performance	1,940	149.27
Released	(8,627)	194.38
Forfeited	(817)	166.08
Outstanding at March 29, 2025	36,128	$292.98
Awarded	9,353	519.71
Additional shares granted by performance	7,458	519.77
Released	(17,312)	209.86
Forfeited	(1,639)	234.06
Outstanding at March 28, 2026	33,988	$382.32
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2026	11,698
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2027	12,938
Unvested target performance-based RSUs that may vest based upon performance conditions through fiscal year 2028	9,352
Grants of performance-based RSUs are shown in the table above at the target amount in the year of the award. Additional shares awarded based upon achievement above target specified performance criteria are shown in the table above when they vest, which is generally in the first quarter of the fiscal year following the performance year. Cancellations of target awards based upon achievement below target specified performance criteria are shown in the table above in the period they are canceled, which is generally in the first quarter of the fiscal year following the performance year. The total intrinsic value of performance based RSUs released during fiscal years 2026, 2025 and 2024 was $9.0 million, $0.9 million and $2.1 million respectively.
Actual performance exceeded the target established for the three-year performance-based RSUs granted in fiscal year 2024. As a result, in the first quarter of fiscal year 2027, 10,794 performance-based RSUs vested and were released, in addition to the unvested target performance-based RSUs shown in the table above.

19. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2026, 2025 and 2024 (dollars in thousands, except per share amounts):

	Fiscal Year
	2026	2025	2024
Net income attributable to Cavco common stockholders	$190,551	$171,036	$157,817
Weighted average shares outstanding:
Basic	7,853,251	8,157,615	8,506,673
Effect of dilutive securities	92,798	102,341	85,238
Diluted	7,946,049	8,259,956	8,591,911
Net income per share attributable to Cavco common stockholders
Basic	$24.26	$20.97	$18.55
Diluted	$23.98	$20.71	$18.37

Anti-dilutive common stock equivalents excluded	—	206	44
Outstanding RSUs excluded, as underlying performance criteria has not yet been met	33,988	36,128	30,118
20. Fair Value Measurements
The book value and estimated fair value of certain financial instruments were as follows (in thousands):

	March 28, 2026		March 29, 2025
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities (1)	$34,141	$34,141	$21,415	$21,415
Marketable equity securities (2)	14,634	14,634	11,425	11,425
Non-marketable equity investments (3)	5,609	5,609	5,069	5,069
Consumer loans receivable (4) (5)	38,181	43,264	56,537	59,365
Commercial loans receivable (5)	115,997	96,598	99,746	89,216
Other secured financing (6)	(1,388)	(1,376)	(1,594)	(1,569)
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

Consumer loans held for investment are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan credit quality and performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. For consumer loans, the discount rate used is 7.73%. This is based on SOFR (Level 1) plus a spread we expect market participants would require (Level 3). A 1% increase to the discount rate would reduce the fair value of consumer loans by $0.5 million.
Commercial loans are measured using Level 3 inputs that are calculated using estimated discounted future cash flows from the evaluation of loan performance history to determine expected prepayments and defaults on the portfolio, discounted with rates considered to reflect current market conditions. The discount rate used to calculate the fair value of commercial loans is 5.50%. This is based on the Prime Rate (Level 1) plus a spread seen in similar transactions (Level 2). A 1% increase to the discount rate would reduce the fair value of commercial loans by $1.0 million.
Loans held for sale are measured at the lower of cost or fair value, less costs to sell, using inputs that consist of quoted market prices for mortgage-backed securities or investor purchase commitments for similar types of loan commitments on hand from investors. The cost of loans held for sale was lower than the fair value as of March 28, 2026.
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

	March 28, 2026	March 29, 2025
Number of loans serviced with MSRs	3,487	3,647
Weighted average servicing fee (basis points)	33.83	34.74
Capitalized servicing multiple	176.44%	179.97%
Capitalized servicing rate (basis points)	59.69	62.52
Serviced portfolio with MSRs (in thousands)	$432,632	$451,080
MSRs (in thousands)	$2,583	$2,820
21. Employee Benefit Plans
We have self-funded group medical plans which are administered by third-party administrators. The medical plans have reinsurance coverage limiting liability for general individual employee loss to a maximum of $0.5 million. Incurred claims identified under the third-party administrator's incident reporting system and IBNR claims are accrued based on estimates that incorporate claim experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries when necessary. Medical claims expense were $44.4 million, $41.5 million and $32.9 million for fiscal years 2026, 2025 and 2024, respectively.
We sponsor an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute their eligible compensation up to federal limits to the 401k Plan. The Company match is discretionary and may be up to 50% of the first 5% of eligible compensation contributed by employees. For calendar year 2025, the Company match was 30% of the first 5% of eligible compensation contributed by employees. Employees are eligible to participate on the first of the month following 90 days of service and employer matching contributions are vested progressively over 4 years. Employer matching contribution expense was $4.0 million in fiscal year 2026, $3.7 million in fiscal year 2025 and $3.4 million in fiscal year 2024.

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
The Company's participation in multiemployer plans for the fiscal year ended March 28, 2026 is outlined in the table below, with the following information:
•The Employer Identification Number is 51-6031295 and the three-digit plan number assigned to a plan by the Internal Revenue Service is 002.
•The most recent Pension Protection Act Zone Status available is for plan years that ended in calendar years 2025 and 2024, based on information provided to the Company by the plan. A plan in the "red" zone has been determined to be in "critical status," based on criteria established under the Internal Revenue Code ("Code"), and is generally less than 65% funded.
•The "RP Status Pending/Implemented" column indicates whether a Rehabilitation Plan ("RP") for plans in the "red" zone, as required by the Code, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2025.
•The "Surcharge Imposed" column indicates whether the Company contribution rate for its fiscal year that ended on March 28, 2026 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement ("CBA"), as imposed by a plan in "critical status," in accordance with the requirements of the Code.

	Pension Protection Act Zone Status		RP Status Pending / Implemented	Contributions by the Company by fiscal year (in thousands)				Expiration Date of CBAs
Pension Fund	2026	2025		2026	2025	2024	Surcharge Imposed
IAM National Pension Fund	Red	Red	Implemented	$1,597	$1,430	$1,364	Yes	(1)
(1)    The expiration date of the CBA for the Pennwest manufacturing facility is February 2027, and the expiration date of the CBA for the Clarion and Colony manufacturing facilities is April 2029.
22. Related Party Transactions
We have non-marketable equity investments in other distribution operations outside of Company-owned retail stores. In the ordinary course of business, we sell homes and lend to certain of these operations through our commercial lending programs. For the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024, the total amount of sales to related parties was $55.5 million, $54.3 million and $54.9 million, respectively. As of March 28, 2026, receivables from related parties included $1.1 million of accounts receivable and $5.4 million of commercial loans outstanding. As of March 29, 2025, receivables from related parties included $7.0 million of accounts receivable and $7.6 million of commercial loans outstanding.

23. Acquisitions
American Homestar Acquisition
On September 29, 2025 (the "Acquisition Date"), we completed the acquisition of American Homestar, including their two manufacturing facilities and 19 retail locations, by acquiring 100% of the outstanding stock for total consideration of $181.3 million paid with cash on hand. This purchase enhances our position in the South Central U.S. while adding coverage and scale with high quality products. We believe this purchase will have a positive financial impact with accretive earnings and cash flow and meaningful improvement opportunities including cost, purchasing and product optimization synergies.
We have expensed $5.0 million in acquisition related transaction costs in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and have not incurred debt in connection with the purchase or subsequent operations.
The following table presents the fair values of the assets that we acquired and the liabilities that we assumed as of the Acquisition Date (in thousands). The purchase accounting is provisional and certain estimated fair values for Accounts payable and accrued expenses and Deferred income taxes are not yet finalized and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the Acquisition Date. During the three months ended March 28, 2026, we made certain adjustments to the assets and liabilities based on information that became available.

	September 29, 2025	Adjustments	September 29, 2025 (as Adjusted at March 28, 2026)
Cash	$8,484	$—	$8,484
Accounts receivable	5,310	—	5,310
Other current assets	2,574	238	2,812
Inventories	47,855	—	47,855
Property, plant and equipment	37,160	(49)	37,111
Consumer loans receivable	1,870	—	1,870
Operating lease right-of-use asset	2,952	(459)	2,493
Intangible assets(1)	13,300	—	13,300
Total identifiable assets acquired	119,505	(270)	119,235
Accounts payable and accrued liabilities	16,757	(1,225)	15,532
Operating lease liability	2,952	(459)	2,493
Deferred tax liability	5,700	1,114	6,814
Net identifiable assets acquired	94,096	300	94,396
Goodwill(2)(3)	85,834	1,038	86,872
Net assets acquired	$179,930	$1,338	$181,268
(1) Consists of $13.3 million assigned to customer-related intangibles, subject to a useful life of 14 years amortized on a straight-line basis. Fair value was derived from an income approach, specifically a multi-period excess earnings method, which incorporates assumptions including customer attrition rates, projected revenues, and discount rates.
(2) Attributable to the Factory-built housing segment and not deductible for income tax purposes.
(3) Change in Goodwill due to Adjustments to Net identifiable assets acquired and an increase in purchase     price of $1.3 million due to finalization of closing adjustments.

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
Since the Acquisition Date, American Homestar has contributed Net revenue of $91.3 million and Net income of $5.2 million for the year ended March 28, 2026.
Pro Forma Impact of American Homestar Acquisition (Unaudited). The following table presents supplemental pro forma information as if the American Homestar acquisition had occurred on March 31, 2024 (in thousands, except per share data):

	Year Ended
	March 28, 2026	March 29, 2025
Net revenue	$2,344,778	$2,197,427
Net income	196,834	183,713
Diluted net income per share	24.77	22.24
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

	Year Ended March 28, 2026
	Factory-built housing	Financial services	Consolidated
Net revenue	$2,157,356	$87,149	$2,244,505
Cost of sales	1,681,026	36,592	1,717,618
Gross profit	476,330	50,557	526,887

Selling, general and administrative expenses	271,081	27,237	298,318
Income from operations	205,249	23,320	228,569
Interest income	16,336	1	16,337
Interest expense	(541)	—	(541)
Other income, net	334	1	335
Income before income taxes	221,380	23,320	244,700
Income tax expense	(49,693)	(4,456)	(54,149)
Net Income	$171,687	$18,864	$190,551

	Year Ended March 28, 2026
	Factory-built housing	Financial services	Consolidated
Depreciation	$20,859	$220	$21,079
Amortization	$1,938	$25	$1,963
Capital expenditures	$35,299	$107	$35,406

	Year Ended March 29, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,933,111	$82,347	$2,015,458
Cost of sales	1,491,314	58,553	1,549,867
Gross profit	441,797	23,794	465,591
Selling, general and administrative expenses	253,027	22,288	275,315
Income from operations	188,770	1,506	190,276
Interest income	21,089	—	21,089
Interest expense	(517)	—	(517)
Other income, net	222	—	222
Income before income taxes	209,564	1,506	211,070
Income tax expense	(39,821)	(213)	(40,034)
Net Income	$169,743	$1,293	$171,036

	Year Ended March 29, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$17,475	$254	$17,729
Amortization	$1,505	$25	$1,530
Capital expenditures	$21,336	$91	$21,427

	Year Ended March 30, 2024
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,716,607	$78,185	$1,794,792
Cost of sales	1,317,688	50,202	1,367,890
Gross profit	398,919	27,983	426,902

Selling, general and administrative expenses	226,267	21,653	247,920
Income from operations	172,652	6,330	178,982
Interest income	20,998	—	20,998
Interest expense	(1,649)	—	(1,649)
Other income, net	813	36	849
Income before income taxes	192,814	6,366	199,180
Income tax expense	(39,749)	(1,526)	(41,275)
Net Income	153,065	4,840	157,905
Less: net income attributable to redeemable noncontrolling interest	88	—	88
Comprehensive income attributable to Cavco common stockholders	$152,977	$4,840	$157,817

	Year Ended March 30, 2024
	Factory-built housing	Financial services	Consolidated
Depreciation	$16,754	$202	$16,956
Amortization	$1,544	$25	$1,569
Capital expenditures	$17,189	$232	$17,421

	March 28, 2026	March 29, 2025
Total assets:
Factory-built housing	$1,235,105	$1,191,216
Financial services	256,034	215,429
Consolidated	$1,491,139	$1,406,645

	Fiscal Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Gross margin %:
Consolidated	23.5%	23.1%	23.8%
Factory-built housing	22.1%	22.9%	23.2%
Financial services	58.0%	28.9%	35.8%