Form 10-Q
period 2026-06-27
CAVCO INDUSTRIES, INC.
filed 2026-07-31
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 23, 2026, 7,689,402 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
June 27, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 27, 2026	March 28, 2026
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$243,195	$236,721
Restricted cash, current	22,437	20,306
Accounts receivable, net	115,858	108,288
Short-term investments	18,279	16,233
Current portion of consumer loans receivable, net	17,367	19,207
Current portion of commercial loans receivable, net	45,580	54,841
Current portion of commercial loans receivable from affiliates, net	1,634	1,836
Inventories	308,978	295,671
Prepaid expenses and other current assets	63,867	71,630
	837,195	824,733
Restricted cash	585	585
Investments	39,652	38,151
Consumer loans receivable, net	18,827	18,974
Commercial loans receivable, net	69,903	55,801
Commercial loans receivable from affiliates, net	3,532	3,519
Property, plant and equipment, net	297,980	278,890
Goodwill	209,241	208,841
Other intangibles, net	27,462	28,067
Operating lease right-of-use assets	37,071	33,578
Total assets	$1,541,448	$1,491,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$46,454	$44,168
Accrued expenses and other current liabilities	329,208	291,230
Total current liabilities	375,662	335,398
Operating lease liabilities	33,744	30,747
Other liabilities	6,972	7,096
Deferred income taxes	14,674	14,716
Total liabilities	431,052	387,957
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,504,933 and 9,474,288 shares, respectively; Outstanding 7,709,359 and 7,738,700 shares, respectively	95	95
Treasury stock, at cost; 1,795,574 and 1,735,588 shares, respectively	(616,372)	(585,865)
Additional paid-in capital	295,773	300,208
Retained earnings	1,430,985	1,388,714
Accumulated other comprehensive (loss) income	(85)	30
Total stockholders' equity	1,110,396	1,103,182
Total liabilities and stockholders' equity	$1,541,448	$1,491,139
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Net revenue	$609,959	$556,857
Cost of sales	475,369	427,351
Gross profit	134,590	129,506
Selling, general and administrative expenses	81,835	69,148
Income from operations	52,755	60,358
Interest income	3,263	5,103
Interest expense	(132)	(164)
Other expense, net	(98)	—
Income before income taxes	55,788	65,297
Income tax expense	(13,517)	(13,655)
Net income	$42,271	$51,642

Comprehensive income
Net income	$42,271	$51,642
Reclassification adjustment for securities sold	(132)	117
Applicable income tax benefit (expense)	28	(24)
Net change in unrealized position of investments held	(14)	4
Applicable income tax benefit (expense)	3	(1)
Comprehensive income	$42,156	$51,738

Net income per share
Basic	$5.48	$6.49
Diluted	$5.43	$6.42
Weighted average shares outstanding
Basic	7,707,952	7,953,720
Diluted	7,784,424	8,041,008

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES
Net income	$42,271	$51,642
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,691	5,169
Provision for credit losses	296	(64)
Deferred income taxes	(49)	558
Stock-based compensation expense	4,101	3,564
Non-cash interest income, net	(252)	(239)
Loss on sale or retirement of property, plant and equipment, net	268	80
Gain on investments and sale of loans, net	(3,045)	(1,054)
Changes in operating assets and liabilities
Accounts receivable	(7,570)	(10,390)
Consumer loans receivable originated	(26,886)	(15,231)
Proceeds from sales of consumer loans receivable	29,031	12,357
Principal payments received on consumer loans receivable	1,338	1,417
Inventories	(13,307)	(5,373)
Prepaid expenses and other current assets	7,432	7,561
Commercial loans receivable originated	(43,666)	(42,378)
Principal payments received on commercial loans receivable	38,630	34,532
Accounts payable, accrued expenses and other liabilities	39,169	13,372
Net cash provided by operating activities	74,452	55,523
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,493)	(9,138)
Proceeds from sale of property, plant and equipment	49	—
Purchases of investments	(4,517)	(6,438)
Proceeds from sale of investments	2,471	7,861
Net cash used in investing activities	(27,490)	(7,715)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(8,325)	(4,709)
Proceeds from exercise of stock options	59	29
Payments on finance leases and other secured financings	(91)	(49)
Payments for common stock repurchases	(30,000)	(50,000)
Net cash used in financing activities	(38,357)	(54,729)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,605	(6,921)
Cash, cash equivalents and restricted cash at beginning of the fiscal year	257,612	375,345
Cash, cash equivalents and restricted cash at end of the period	$266,217	$368,424
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,248	$5,419
Cash paid for interest	$67	$68
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(861)	$563
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, which are necessary to fairly state the interim results for the periods presented. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2026 Annual Report on Form 10-K for the year ended March 28, 2026, filed with the SEC ("Form 10-K").
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the Consolidated Financial Statements. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the interim periods are not necessarily indicative of the results or cash flows for the full year. The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to March 31st of each year. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest March 31st. The current fiscal year will end on April 3, 2027 and will include 53 weeks.
On September 29, 2025, we acquired American Homestar Corporation ("American Homestar"), including its two manufacturing facilities, 19 wholly-owned retail locations and financial service operations. The results of operations are included in our Consolidated Financial Statements from the date of acquisition. See Note 19.
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

3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Factory-built housing
Home sales	$558,863	$509,736
Delivery, setup and other revenues	27,109	25,958
	585,972	535,694
Financial services
Insurance agency commissions received from third-party insurance companies	1,938	1,410
All other sources	22,049	19,753
	23,987	21,163
	$609,959	$556,857
4. Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	June 27, 2026	March 28, 2026
Cash and cash equivalents	$243,195	$236,721
Restricted cash, current	22,437	20,306
Restricted cash	585	585
	$266,217	$257,612
5. Investments
Investments consisted of the following (in thousands):

	June 27, 2026	March 28, 2026
Available-for-sale debt securities	$36,055	$34,141
Marketable equity securities	16,285	14,634
Non-marketable equity investments	5,591	5,609
	57,931	54,384
Less short-term investments	(18,279)	(16,233)
	$39,652	$38,151
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type, are shown in the table below (in thousands):

	June 27, 2026		March 28, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$15,446	$15,364	$14,076	$14,064
State and political subdivision debt securities	10,008	9,989	9,225	9,264
Corporate debt securities	10,709	10,702	10,803	10,813
	$36,163	$36,055	$34,104	$34,141
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	June 27, 2026
	Amortized Cost	Fair Value
Due in less than one year	$1,640	$1,641
Due after one year through five years	10,109	10,099
Due after five years through ten years	2,767	2,758
Due after ten years	6,201	6,193
Mortgage-backed securities	15,446	15,364
	$36,163	$36,055
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Marketable equity securities
Net gain recognized during the period	$1,600	$599
Less: Net loss recognized on securities sold during the period	277	56
Unrealized gain recognized during the period on securities still held	$1,877	$655
6. Inventories
Inventories consisted of the following (in thousands):

	June 27, 2026	March 28, 2026
Raw materials	$91,817	$87,180
Work in process	35,245	34,968
Finished goods	181,916	173,523
	$308,978	$295,671

7. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	June 27, 2026	March 28, 2026
Loans held for investment, previously securitized	$10,021	$13,265
Loans held for investment	13,095	11,437
Loans held for sale	12,721	12,622
Construction advances	1,668	2,245
	37,505	39,569
Deferred financing fees and other, net	(592)	(601)
Allowance for loan losses	(719)	(787)
	36,194	38,181
Less current portion	(17,367)	(19,207)
	$18,827	$18,974
The consumer loans held for investment had the following characteristics:

	June 27, 2026	March 28, 2026
Weighted average contractual interest rate	7.3%	7.4%
Weighted average effective interest rate	7.9%	8.9%
Weighted average months to maturity	206	212
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	June 27, 2026	March 28, 2026
Current	$35,490	$37,792
31 to 60 days	221	826
61 to 90 days	279	—
91+ days	1,515	951
	$37,505	$39,569

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	June 27, 2026
	2027	2026	2025	2024	2023	Prior	Total
Prime- FICO score 680 and greater	$6,668	$1,421	$473	$1,044	$316	$11,412	$21,334
Near Prime- FICO score 620-679	1,532	869	273	140	—	8,586	11,400
Sub-Prime- FICO score less than 620	—	60	—	—	—	466	526
No FICO score	—	—	—	202	—	4,043	4,245
	$8,200	$2,350	$746	$1,386	$316	$24,507	$37,505

	March 28, 2026
	2026	2025	2024	2023	2022	Prior	Total
Prime- FICO score 680 and greater	$9,750	$1,353	$1,859	$318	$39	$11,725	$25,044
Near Prime- FICO score 620-679	2,557	784	261	—	—	8,375	11,977
Sub-Prime- FICO score less than 620	61	—	—	—	—	537	598
No FICO score	—	64	202	—	—	1,684	1,950
	$12,368	$2,201	$2,322	$318	$39	$22,321	$39,569
As of June 27, 2026, 42% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. As of March 28, 2026, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of June 27, 2026 or March 28, 2026.
8. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	June 27, 2026	March 28, 2026
Loans receivable (including from affiliates)	$122,016	$116,688
Allowance for loan losses	(1,217)	(546)
Deferred financing fees, net	(150)	(145)
	120,649	115,997
Less current portion of commercial loans receivable (including from affiliates), net	(47,214)	(56,677)
	$73,435	$59,320
The commercial loans receivable balance had the following characteristics:

	June 27, 2026	March 28, 2026
Weighted average contractual interest rate	7.8%	7.5%
Weighted average months outstanding	10	9

The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	June 27, 2026
	2027	2026	2025	2024	2023	Prior	Total
Performing	$34,110	$60,975	$16,034	$9,445	$917	$535	$122,016

	March 28, 2026
	2026	2025	2024	2023	2022	Prior	Total
Performing	$84,177	$20,123	$10,720	$1,071	$597	$—	$116,688
As of June 27, 2026 approximately 13% of our outstanding commercial loans receivable principal balance was concentrated in New York, 12% in Arizona and 11% each in California and North Carolina. As of March 28, 2026 approximately 14% of our outstanding commercial loans receivable principal balance was concentrated in Arizona, 12% in each of California and New York, and 11% North Carolina. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of June 27, 2026 or March 28, 2026.
We had concentrations with one independent third-party and its affiliates that equaled 8% and 12% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of June 27, 2026 and March 28, 2026, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.

9. Goodwill and Other Intangibles, net
Goodwill and other intangibles, net, consisted of the following (in thousands):

	June 27, 2026			March 28, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$209,241	$—	$209,241	$208,841	$—	$208,841
Trademarks and trade names	7,020	—	7,020	7,020	—	7,020
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	217,361	—	217,361	216,961	—	216,961
Finite-lived
Customer relationships	28,300	(9,043)	19,257	28,300	(8,475)	19,825
Other	1,114	(1,029)	85	1,114	(992)	122
	$246,775	$(10,072)	$236,703	$246,375	$(9,467)	$236,908
Changes to Goodwill for the three months ended June 27, 2026 were due to an immaterial measurement period adjustment for the American Homestar acquisition. See Note 19, Acquisitions.

Amortization expense recognized on intangible assets for the three months ended June 27, 2026 was $0.6 million. Amortization expense recognized on intangible assets for the three months ended June 28, 2025 was $0.4 million. Customer relationships have a weighted average remaining life of 9.1 years and other finite lived intangibles have a weighted average remaining life of 0.4 years.
Expected future amortization is as follows (in thousands):

Remainder of fiscal year 2027	$1,810
Fiscal 2028	2,199
Fiscal 2029	2,215
Fiscal 2030	1,935
Fiscal 2031	1,795
Fiscal 2032	1,795
Thereafter	7,593
$19,342
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 27, 2026	March 28, 2026
Customer deposits	$72,957	$54,128
Salaries, wages and benefits	49,948	49,819
Estimated warranties	43,322	40,818
Unearned insurance premiums	34,378	33,498
Accrued volume rebates	27,589	25,159
Accrued insurance	14,694	13,709
Insurance loss reserves	10,848	9,778
Other	75,472	64,321
	$329,208	$291,230
11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Balance at beginning of period	$40,818	$33,189
Charged to costs and expenses	20,284	16,625
Payments and deductions	(17,780)	(15,431)
Balance at end of period	$43,322	$34,383

12. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	June 27, 2026	March 28, 2026
Finance lease liabilities	$6,048	$6,046
Other secured financing	1,320	1,388
	7,368	7,434
Less current portion included in Accrued expenses and other current liabilities	(396)	(338)
	$6,972	$7,096
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

The Revolving Credit Facility is guaranteed, on a joint and several basis, by certain of the Company's subsidiaries. Subject to certain conditions and requirements set forth in the Credit Agreement, including the availability of additional lender commitments, the Company may request from time to time one or more term loan facilities, or increases in the aggregate commitments under the Revolving Credit Facility, in an aggregate amount not exceeding $150 million.
As of June 27, 2026 and March 28, 2026, there were no borrowings outstanding under the Revolving Credit Facility and we were in compliance with all covenants.
14. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	June 27, 2026		June 28, 2025
	Written	Earned	Written	Earned
Direct premiums	$10,862	$10,956	$12,151	$11,532
Assumed premiums—nonaffiliated	11,867	10,861	11,482	10,870
Ceded premiums—nonaffiliated	(6,905)	(6,905)	(7,710)	(7,710)
	$15,824	$14,912	$15,923	$14,692

Typical insurance policies written or assumed are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $75 million in the aggregate for that occurrence.
The following details the activity in the incurred but not reported reserve for the three months ended June 27, 2026 and June 28, 2025 (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Balance at beginning of period	$9,778	$16,201
Net incurred losses during the period	10,218	11,103
Net claim payments during the period	(9,148)	(14,186)
Balance at end of period	$10,848	$13,118
15. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $134 million and $141 million at June 27, 2026 and March 28, 2026, respectively, without reduction for the estimated resale value of the homes. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $7.8 million at June 27, 2026 and $3.9 million at March 28, 2026.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	June 27, 2026	March 28, 2026
Construction loan contract amount	$4,239	$4,429
Cumulative advances	(1,668)	(2,245)
	$2,571	$2,184
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.5 million as of June 27, 2026 and March 28, 2026, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the three months ended June 27, 2026 or June 28, 2025.
Interest Rate Lock Commitments ("IRLCs"). As of June 27, 2026 and March 28, 2026, we had outstanding IRLCs with a notional amount of $83.0 million and $71.6 million, respectively. For the three months ended June 27, 2026, and the three months ended June 28, 2025, we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. As of June 27, 2026 and March 28, 2026, we had $4.7 million and $6.4 million in outstanding forward sales commitments for sales of mortgage backed securities and whole loan commitments (collectively, the "Commitments"), respectively. During the three months ended June 27, 2026, we recognized insignificant non-cash losses on Commitments. During the three months ended June 28, 2025, we recognized insignificant non-cash gains.
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

16. Stockholders' Equity
The following tables represent changes in Stockholders' equity during the three months ended June 27, 2026 and June 28, 2025, respectively (dollars in thousands):

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2026	9,474,288	$95	$(585,865)	$300,208	$1,388,714	$30	$1,103,182
Net income	—	—	—	—	42,271	—	42,271
Other comprehensive loss, net	—	—	—	—	—	(115)	(115)
Net issuance of common stock under stock incentive plans	30,645	—	—	(8,536)	—	—	(8,536)
Stock-based compensation	—	—	—	4,101	—	—	4,101
Common stock repurchases	—	—	(30,507)	—	—	—	(30,507)
Balance, June 27, 2026	9,504,933	$95	$(616,372)	$295,773	$1,430,985	$(85)	$1,110,396

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2025	9,436,732	$94	$(424,624)	$290,940	$1,198,163	$9	$1,064,582
Net income	—	—	—	—	51,642	—	51,642
Other comprehensive income, net	—	—	—	—	—	96	96
Net issuance of common stock under stock incentive plans	16,631	1	—	(4,682)	—	—	(4,681)
Stock-based compensation	—	—	—	3,563	—	—	3,563
Common stock repurchases	—	—	(50,369)	—	—	—	(50,369)
Balance, June 28, 2025	9,453,363	$95	$(474,993)	$289,821	$1,249,805	$105	$1,064,833
17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended
	June 27, 2026	June 28, 2025
Net income	$42,271	$51,642
Weighted average shares outstanding
Basic	7,707,952	7,953,720
Effect of dilutive securities	76,472	87,288
Diluted	7,784,424	8,041,008
Net income per share
Basic	$5.48	$6.49
Diluted	$5.43	$6.42

Anti-dilutive common stock equivalents excluded	—	602

18. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	June 27, 2026		March 28, 2026
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$36,055	$36,055	$34,141	$34,141
Marketable equity securities	16,285	16,285	14,634	14,634
Non-marketable equity investments	5,591	5,591	5,609	5,609
Consumer loans receivable	36,194	37,284	38,181	43,264
Commercial loans receivable	120,649	110,411	115,997	96,598
Other secured financing	(1,320)	(1,303)	(1,388)	(1,376)
See the Form 10-K for more information on the methodologies we use in determining fair value.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are recorded at fair value in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

	June 27, 2026	March 28, 2026
Number of loans serviced with MSRs	3,436	3,487
Weighted average servicing fee (basis points)	33.74	33.83
Capitalized servicing multiple	188.03%	176.44%
Capitalized servicing rate (basis points)	63.44	59.69
Serviced portfolio with MSRs (in thousands)	$425,370	$432,632
MSRs (in thousands)	$2,698	$2,583

19. Acquisitions
Fiscal Year 2026
American Homestar Acquisition
On September 29, 2025 (the "Acquisition Date"), we completed the acquisition of American Homestar, including its two manufacturing facilities, 19 wholly-owned retail locations and financial service operations, by acquiring 100% of the outstanding stock for total consideration of $181.3 million paid with cash on hand. This purchase enhances our position in the South Central U.S. while adding coverage and scale with high quality products. We believe this purchase will have a positive financial impact with accretive earnings and cash flow and meaningful improvement opportunities including cost, purchasing and product optimization synergies.
The following table presents the fair values of the assets that we acquired and the liabilities that we assumed as of the Acquisition Date (in thousands). The purchase accounting is provisional and certain estimated fair values for Accrued liabilities and Deferred tax liability are not yet finalized and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the Acquisition Date ("Measurement Period"). We have made certain Measurement Period adjustments to the assets and liabilities based on information that became available:

	September 29, 2025	Measurement Period Adjustments	September 29, 2025 (as adjusted)
Cash	$8,484	$—	$8,484
Accounts receivable	5,310	—	5,310
Other current assets	2,574	238	2,812
Inventories	47,855	—	47,855
Property, plant and equipment	37,160	(49)	37,111
Consumer loans receivable	1,870	—	1,870
Operating lease right-of-use asset	2,952	(459)	2,493
Intangible assets(1)	13,300	—	13,300
Accounts payable and accrued liabilities	(16,757)	825	(15,932)
Operating lease liability	(2,952)	459	(2,493)
Deferred tax liability	(5,700)	(1,114)	(6,814)
Total net identifiable assets acquired	94,096	(100)	93,996
Goodwill(2)(3)	85,834	1,438	87,272
Net assets acquired	$179,930	$1,338	$181,268
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

Pro Forma Impact of American Homestar Acquisition (Unaudited). The following table presents supplemental pro forma information as if the above acquisition had occurred on March 30, 2025 (in thousands, except per share data):

June 28, 2025
Three Months Ended
Net revenue	$610,311
Net income	56,396
Diluted net income per share	7.01

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

	Three Months Ended June 27, 2026
	Factory-built housing	Financial services	Consolidated
Net revenue	$585,972	$23,987	$609,959
Cost of sales	463,953	11,416	475,369
Gross profit	122,019	12,571	134,590
Selling, general and administrative expenses	73,970	7,865	81,835
Income from operations	48,049	4,706	52,755
Interest income	3,263	—	3,263
Interest expense	(132)	—	(132)
Other expense, net	(98)	—	(98)
Income before income taxes	51,082	4,706	55,788
Income tax expense	(12,517)	(1,000)	(13,517)
Net Income	$38,565	$3,706	$42,271

	Three Months Ended June 27, 2026
	Factory-built housing	Financial services	Consolidated
Depreciation	$6,040	$46	$6,086
Amortization	$603	$2	$605
Capital expenditures	$25,393	$100	$25,493

	Three Months Ended June 28, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$535,694	$21,163	$556,857
Cost of sales	414,850	12,501	427,351
Gross profit	120,844	8,662	129,506
Selling, general and administrative expenses	63,154	5,994	69,148
Income from operations	57,690	2,668	60,358
Interest income	5,103	—	5,103
Interest expense	(164)	—	(164)
Income before income taxes	62,629	2,668	65,297
Income tax expense	(13,128)	(527)	(13,655)
Net Income	$49,501	$2,141	$51,642

	Three Months Ended June 28, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$4,735	$62	$4,797
Amortization	$366	$6	$372
Capital expenditures	$9,009	$—	$9,009

	June 27, 2026	March 28, 2026
Total assets:
Factory-built housing	$1,277,063	$1,235,105
Financial services	264,385	256,034
Consolidated	$1,541,448	$1,491,139

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (the "Report") include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," or "anticipates," or by discussions of strategy, plans or intentions. Forward-looking statements include, for example, discussions regarding the manufactured housing and site-built housing industries; discussions regarding our efforts and the efforts of other industry participants to develop the home-only loan secondary market; our financial performance and operating results; our strategy; our liquidity and financial resources; our outlook with respect to Cavco Industries, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "Cavco") and the manufactured housing business in general; the expected effect of certain risks and uncertainties on our business, financial condition and results of operations; economic conditions, including concerns of a possible recession, and consumer confidence; trends in interest rates and inflation; potential acquisitions, strategic investments and other expansions; the sufficiency of our liquidity; that we may seek alternative sources of financing in the future; operational and legal risks; how we may be affected by any pandemic or outbreak; geopolitical conditions; the cost and availability of labor and raw materials; governmental regulations and legal proceedings; the availability of favorable consumer and wholesale manufactured home financing; and the ultimate outcome of our commitments and contingencies. Forward-looking statements contained in this Report speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document. We disclaim any obligation to publicly update or revise any forward-looking statement contained in this Report or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.
Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements, many of which are beyond our control. To the extent that our assumptions and expectations differ from actual results, our ability to meet such forward-looking statements may be significantly hindered. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, without limitation, those discussed under Risk Factors in Part I, Item 1A of our 2026 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Form 10-K").
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

We operate a total of 33 homebuilding production lines with domestic locations in Millersburg and Woodburn, Oregon; Riverside, California; Nampa, Idaho; Glendale, Goodyear and Phoenix, Arizona; Deming, New Mexico; Duncan, Oklahoma; Austin, Fort Worth (two lines), Lancaster, Seguin and Waco, Texas; Montevideo, Minnesota; Dorchester, Wisconsin; Nappanee and Goshen, Indiana; Lafayette, Tennessee; Douglas and Moultrie, Georgia; Shippenville (two lines) and Emlenton, Pennsylvania; Martinsville and Rocky Mount, Virginia; Crouse and Hamlet, North Carolina; Ocala and Plant City, Florida; and two international lines in Ojinaga, Mexico. We distribute our homes through a large network of independent distribution points and 92 Company-owned U.S. retail stores, of which 57 are located in Texas.
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through May 2026 were 41,453, a decrease of 7.7% compared to 44,927 shipments in the same calendar period last year. The manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community operators and residential developers (see Note 8, Commercial Loans Receivable, to the unaudited Consolidated Financial Statements included in this report). Our involvement in commercial lending helps to increase the availability of manufactured home financing to distributors, community operators and residential developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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
Our backlog at June 27, 2026 was $298 million compared to $195 million at March 28, 2026, an increase of $103 million, and up $98 million compared to $200 million at June 28, 2025.
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
Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	June 27, 2026	June 28, 2025	Change
Factory-built housing	$585,972	$535,694	$50,278	9.4%
Financial services	23,987	21,163	2,824	13.3%
	$609,959	$556,857	$53,102	9.5%
Factory-built homes sold
by Company-owned retail sales centers	1,378	1,023	355	34.7%
to independent retailers, builders, communities and developers	4,279	4,393	(114)	(2.6)%
	5,657	5,416	241	4.4%
Net factory-built housing revenue per home sold	$103,584	$98,910	$4,674	4.7%

Factory-built housing Net revenue increased for the three months ended June 27, 2026 due to the acquisition of American Homestar which contributed $52.8 million. This was partially offset by reduced sales volume excluding American Homestar.
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
For the three months ended June 27, 2026, Financial services Net revenue increased primarily due to increased loan sales in the mortgage division and unrealized gains on the Financial services equity portfolio.

Gross Profit

	Three Months Ended
($ in thousands)	June 27, 2026	June 28, 2025	Change
Factory-built housing	$122,019	$120,845	$1,174	1.0%
Financial services	12,571	8,661	3,910	45.1%
	$134,590	$129,506	$5,084	3.9%

Gross profit as % of Net revenue
Consolidated	22.1%	23.3%	N/A	(1.2)%
Factory-built housing	20.8%	22.6%	N/A	(1.8)%
Financial services	52.4%	40.9%	N/A	11.5%

Factory-built housing Gross profit for the three months ended June 27, 2026 increased due to an increase in home sales volume and price. Gross profit as a percentage of Net revenue for the three months decreased due to higher input costs.
Financial services Gross profit in dollars and as a percentage of Financial services Net revenue for the three months increased due to primarily lower claims loss, increased loan sales, and unrealized gains on the Financial services equity portfolio.
Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	June 27, 2026	June 28, 2025	Change
Factory-built housing	$73,970	$63,154	$10,816	17.1%
Financial services	7,865	5,994	1,871	31.2%
	$81,835	$69,148	$12,687	18.3%
Selling, general and administrative expenses as % of Net revenue	13.4%	12.4%	N/A	1.0%

Factory-built housing Selling, general and administrative expenses increased for the three months ended June 27, 2026 primarily due to the acquisition of American Homestar which added $7.3 million. Additionally, the first quarter of fiscal year 2027 saw increases in compensation and employee related expenses, as well as sales and marketing expense.

Financial services Selling, general and administrative expenses for the three months increased primarily due to a headcount increase to handle increased loan activity due to a forward flow agreement signed in the fourth quarter of the prior year and higher incentive compensation on better results.

Other Components of Net Income

	Three Months Ended
($ in thousands)	June 27, 2026	June 28, 2025	Change
Interest income	$3,263	$5,103	$(1,840)	(36.1)%
Interest expense	(132)	(164)	(32)	(19.5)%
Other expense, net	(98)	—	98	NM
Income tax expense	(13,517)	(13,655)	(138)	(1.0)%
Effective tax rate	24.2%	20.9%	N/A	3.3%
Interest income consists primarily of interest earned on cash balances held in money market accounts, and interest earned on commercial floorplan lending. Interest expense consists primarily of interest related to finance leases.
Other expense, net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses from the sale of property, plant and equipment.
The effective tax rate increased compared to the prior year period primarily due to a reduction in expected Energy Star tax credits. As a result of the passage of the One Big Beautiful Bill Act, the Energy Star tax credit was repealed for homes acquired after June 30, 2026. Consequently, fewer of our homes are expected to qualify for the credit compared to the prior year, reducing the amount of tax credits anticipated to be received during fiscal 2027 and increasing our expected annual effective tax rate.
Liquidity and Capital Resources

We believe that cash and cash equivalents at June 27, 2026, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our $75.0 million Revolving Credit Facility, of which no amounts were outstanding at June 27, 2026. The Revolving Credit Facility is part of the Credit Agreement which includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million. The Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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

The following is a summary of the Company's cash flows for the three months ended June 27, 2026 and June 28, 2025, respectively:

	Three Months Ended
(in thousands)	June 27, 2026	June 28, 2025	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$257,612	$375,345	$(117,733)
Net cash provided by operating activities	74,452	55,523	18,929
Net cash used in investing activities	(27,490)	(7,715)	(19,775)
Net cash used in financing activities	(38,357)	(54,729)	16,372
Cash, cash equivalents and restricted cash at end of the period	$266,217	$368,424	$(102,207)
Net cash provided by operating activities increased primarily due to changes in Accounts payable, accrued expenses and other liabilities compared to the prior year due primarily to an $18.6 million increase in cash provided by Customer deposits.
Consumer loan originations increased $11.7 million to $26.9 million for the three months ended June 27, 2026 from $15.2 million for the three months ended June 28, 2025, and proceeds from consumer loan sales and principal payments received increased $16.6 million to $30.4 million for the three months ended June 27, 2026 from $13.8 million for the three months ended June 28, 2025.
Commercial loan originations increased $1.3 million to $43.7 million for the three months ended June 27, 2026 from $42.4 million for the three months ended June 28, 2025. Proceeds from the collection on commercial loans provided $38.6 million this year, compared to $34.5 million in the prior year, a net increase of $4.1 million.
The change in Net cash used in investing activities is primarily due to an increase in cash paid for property, plant and equipment in the current year due to large planned capital expenditures.
The change in Net cash used in financing activities was primarily due to the repurchase of fewer shares of common stock, partially offset by a higher average price per share.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended June 27, 2026, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in Part II, Item 7a of the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of June 27, 2026, its disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 27, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the "Legal Matters" caption in Note 15, Commitments and Contingencies to the unaudited Consolidated Financial Statements included in this report, which is incorporated herein by reference.
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
The Board approved $150 million for the stock repurchase program as announced on May 22, 2025, and another $150 million as announced on May 21, 2026. The repurchase program is funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions, applicable legal requirements and other strategic capital needs and opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The following table sets forth repurchases of our common stock during the first quarter of fiscal year 2027:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)1
March 29, 2026 to May 2, 2026	43,275	$505.49	43,275	$46,007
May 3, 2026 to May 30, 2026	16,711	486.20	16,711	187,883
May 31, 2026 to June 27, 2026	—	—	—	187,883
	59,986		59,986
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our Credit Agreement and liquidity or other requirements of state, corporate and other laws.
1There is $188 million remaining in the stock repurchase program as of June 27, 2026. The program does not have an expiration date.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 27, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.		Exhibit
31.1	(1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	(1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	(2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.
(2) Furnished herewith.

All other items required under Part II are omitted because they are not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	July 31, 2026
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	July 31, 2026
Allison K. Aden	(Principal Financial Officer)