Form 10-Q
period 2026-09-26
CAVCO INDUSTRIES, INC.
filed 2026-10-30
CIK 278166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 22, 2026, 7,630,411 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

CAVCO INDUSTRIES, INC.
FORM 10-Q
September 26, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAVCO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 26, 2026	March 28, 2026
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$271,911	$236,721
Restricted cash, current	25,386	20,306
Accounts receivable, net	139,244	108,288
Short-term investments	17,166	16,233
Current portion of consumer loans receivable, net	19,713	19,207
Current portion of commercial loans receivable, net	41,835	54,841
Current portion of commercial loans receivable from affiliates, net	1,510	1,836
Inventories	311,110	295,671
Prepaid expenses and other current assets	54,554	71,630
Total current assets	882,429	824,733
Restricted cash	585	585
Investments	43,416	38,151
Consumer loans receivable, net	17,474	18,974
Commercial loans receivable, net	65,715	55,801
Commercial loans receivable from affiliates, net	3,993	3,519
Property, plant and equipment, net	321,398	278,890
Goodwill	211,667	208,841
Other intangibles, net	26,859	28,067
Operating lease right-of-use assets	37,992	33,578
Total assets	$1,611,528	$1,491,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$68,047	$44,168
Accrued expenses and other current liabilities	352,184	291,230
Total current liabilities	420,231	335,398
Operating lease liabilities	32,955	30,747
Other liabilities	6,977	7,096
Deferred income taxes	14,362	14,716
Total liabilities	474,525	387,957
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; Issued 9,509,421 and 9,474,288 shares, respectively; Outstanding 7,661,911 and 7,738,700 shares, respectively	95	95
Treasury stock, at cost; 1,847,510 and 1,735,588 shares, respectively	(646,225)	(585,865)
Additional paid-in capital	298,032	300,208
Retained earnings	1,486,424	1,388,714
Accumulated other comprehensive (loss) income	(1,323)	30
Total stockholders' equity	1,137,003	1,103,182
Total liabilities and stockholders' equity	$1,611,528	$1,491,139
See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net revenue	$656,378	$556,527	$1,266,337	$1,113,384
Cost of sales	508,766	422,120	984,135	849,471
Gross profit	147,612	134,407	282,202	263,913
Selling, general and administrative expenses	77,710	72,229	159,545	141,377
Income from operations	69,902	62,178	122,657	122,536
Interest income	3,595	5,046	6,858	10,149
Interest expense	(282)	(112)	(414)	(276)
Other income, net	136	142	38	142
Income before income taxes	73,351	67,254	129,139	132,551
Income tax expense	(17,912)	(14,873)	(31,429)	(28,528)
Net income	$55,439	$52,381	$97,710	$104,023

Comprehensive income
Net income	$55,439	$52,381	$97,710	$104,023
Reclassification adjustment for securities sold	(1,571)	136	(1,703)	253
Applicable income tax benefit (expense)	329	(29)	357	(53)
Net change in unrealized position of investments held	5	8	(9)	12
Applicable income tax (expense) benefit	(1)	(1)	2	(2)
Comprehensive income	$54,201	$52,495	$96,357	$104,233

Net income per share
Basic	$7.22	$6.62	$12.70	$13.12
Diluted	$7.17	$6.55	$12.59	$12.96
Weighted average shares outstanding
Basic	7,679,380	7,909,326	7,693,552	7,931,589
Diluted	7,734,777	7,992,745	7,760,165	8,024,720

See accompanying Notes to Consolidated Financial Statements

CAVCO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 26, 2026	September 27, 2025
OPERATING ACTIVITIES
Net income	$97,710	$104,023
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,576	10,502
Provision for credit losses	(489)	(64)
Deferred income taxes	(33)	9,071
Stock-based compensation expense	7,153	7,093
Non-cash interest income, net	(465)	(457)
Loss (gain) on sale or retirement of property, plant and equipment, net	265	(15)
Gain on investments and sale of loans, net	(4,275)	(2,551)
Changes in operating assets and liabilities
Accounts receivable	(31,043)	(9,783)
Consumer loans receivable originated	(59,307)	(29,807)
Proceeds from sales of consumer loans receivable	59,782	31,037
Principal payments received on consumer loans receivable	2,703	2,885
Inventories	(15,439)	(5,728)
Prepaid expenses and other current assets	18,270	10,463
Commercial loans receivable originated	(87,489)	(83,163)
Principal payments received on commercial loans receivable	90,841	75,438
Accounts payable, accrued expenses and other liabilities	79,099	15,050
Net cash provided by operating activities	170,859	133,994
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(55,197)	(18,870)
Proceeds from sale of property, plant and equipment	55	38
Purchases of investments	(10,819)	(15,590)
Proceeds from sale of investments	4,626	14,273
Net cash used in investing activities	(61,335)	(20,149)
FINANCING ACTIVITIES
Payments for taxes on stock option exercises and releases of equity awards	(9,143)	(4,932)
Proceeds from exercise of stock options	59	1,884
Payments on finance leases and other secured financings	(170)	(102)
Payments for common stock repurchases	(60,000)	(86,086)
Net cash used in financing activities	(69,254)	(89,236)
Net increase in cash, cash equivalents and restricted cash	40,270	24,609
Cash, cash equivalents and restricted cash at beginning of the fiscal year	257,612	375,345
Cash, cash equivalents and restricted cash at end of the period	$297,882	$399,954
Supplemental disclosures of cash flow information
Cash paid for income taxes	$10,764	$15,192
Cash paid for interest	$67	$137
Supplemental disclosures of noncash activity
Change in GNMA loans eligible for repurchase	$(168)	$(212)
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
In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, which are necessary to fairly state the interim results for the periods presented. We have evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC, and there were no disclosable subsequent events. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our 2026 Annual Report on Form 10-K for the year ended March 28, 2026, filed with the SEC ("Form 10-K").
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

3. Revenue from Contracts with Customers
The following table summarizes Net revenue disaggregated by reportable segment and source (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Factory-built housing
Home sales	$603,191	$509,750	$1,162,054	$1,019,486
Delivery, setup and other revenues	30,545	25,367	57,654	51,325
	633,736	535,117	1,219,708	1,070,811
Financial services
Insurance agency commissions received from third-party insurance companies	2,325	1,514	4,263	2,924
All other sources	20,317	19,896	42,366	39,649
	22,642	21,410	46,629	42,573
	$656,378	$556,527	$1,266,337	$1,113,384
4. Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Consolidated Balance Sheets to the combined amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	September 26, 2026	September 27, 2025
Cash and cash equivalents	$271,911	$374,978
Restricted cash, current	25,386	24,391
Restricted cash	585	585
	$297,882	$399,954
5. Investments
Investments consisted of the following (in thousands):

	September 26, 2026	March 28, 2026
Available-for-sale debt securities	$38,950	$34,141
Marketable equity securities	15,919	14,634
Non-marketable equity investments	5,713	5,609
	60,582	54,384
Less short-term investments	(17,166)	(16,233)
	$43,416	$38,151
The amortized cost and fair value of our investments in available-for-sale debt securities, by security type, are shown in the table below (in thousands):

	September 26, 2026		March 28, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities	$18,821	$17,956	$14,076	$14,064
State and political subdivision debt securities	10,939	10,516	9,225	9,264
Corporate debt securities	10,865	10,478	10,803	10,813
	$40,625	$38,950	$34,104	$34,141
The amortized cost and fair value of our investments in available-for-sale debt securities, by contractual maturity, are shown in the table below (in thousands). Expected maturities may differ from contractual maturities as borrowers at times have the right to call or prepay obligations, with or without penalties.

	September 26, 2026
	Amortized Cost	Fair Value
Due in less than one year	$893	$893
Due after one year through five years	10,130	9,891
Due after five years through ten years	3,480	3,326
Due after ten years	7,301	6,884
Mortgage-backed securities	18,821	17,956
	$40,625	$38,950
Net investment gains and losses on marketable equity securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Marketable equity securities
Net (loss) gain recognized during the period	$(80)	$993	$1,520	$1,592
Less: Net (gain) loss recognized on securities sold during the period	(5)	(47)	272	9
Unrealized (loss) gain recognized during the period on securities still held	$(85)	$946	$1,792	$1,601
6. Inventories
Inventories consisted of the following (in thousands):

	September 26, 2026	March 28, 2026
Raw materials	$99,025	$87,180
Work in process	39,700	34,968
Finished goods	172,385	173,523
	$311,110	$295,671

7. Consumer Loans Receivable
The following table summarizes consumer loans receivable (in thousands):

	September 26, 2026	March 28, 2026
Loans held for investment, previously securitized	$9,242	$13,265
Loans held for investment	12,199	11,437
Loans held for sale	15,470	12,622
Construction advances	1,667	2,245
	38,578	39,569
Deferred financing fees and other, net	(774)	(601)
Allowance for loan losses	(617)	(787)
	37,187	38,181
Less current portion	(19,713)	(19,207)
	$17,474	$18,974
The consumer loans held for investment had the following characteristics:

	September 26, 2026	March 28, 2026
Weighted average contractual interest rate	7.4%	7.4%
Weighted average effective interest rate	7.1%	8.9%
Weighted average months to maturity	217	212
The following table is a consolidated summary of the delinquency status of the outstanding principal balance of consumer loans receivable (in thousands):

	September 26, 2026	March 28, 2026
Current	$36,974	$37,792
31 to 60 days	234	826
61 to 90 days	265	—
91+ days	1,105	951
	$38,578	$39,569

The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator and fiscal year of origination (in thousands):

	September 26, 2026
	2027	2026	2025	2024	2023	Prior	Total
Prime- FICO score 680 and greater	$10,883	$675	$308	$1,041	$314	$10,040	$23,261
Near Prime- FICO score 620-679	3,083	310	271	139	—	8,174	11,977
Sub-Prime- FICO score less than 620	—	60	—	—	—	475	535
No FICO score	1,050	—	—	201	—	1,554	2,805
	$15,016	$1,045	$579	$1,381	$314	$20,243	$38,578

	March 28, 2026
	2026	2025	2024	2023	2022	Prior	Total
Prime- FICO score 680 and greater	$9,750	$1,353	$1,859	$318	$39	$11,725	$25,044
Near Prime- FICO score 620-679	2,557	784	261	—	—	8,375	11,977
Sub-Prime- FICO score less than 620	61	—	—	—	—	537	598
No FICO score	—	64	202	—	—	1,684	1,950
	$12,368	$2,201	$2,322	$318	$39	$22,321	$39,569
As of September 26, 2026, 40% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 12% was concentrated in Florida. As of March 28, 2026, 44% of the outstanding principal balance of the consumer loans receivable portfolio was concentrated in Texas and 13% was concentrated in Florida. Other than Texas and Florida, no state had concentrations in excess of 10% of the outstanding principal balance of the consumer loans receivable as of September 26, 2026 or March 28, 2026.
8. Commercial Loans Receivable
The commercial loans receivable balance consists of direct financing arrangements for the home product needs of our independent distributors, community owners and developers.
Commercial loans receivable, net consisted of the following (in thousands):

	September 26, 2026	March 28, 2026
Loans receivable (including from affiliates)	$113,623	$116,688
Allowance for loan losses	(420)	(546)
Deferred financing fees, net	(150)	(145)
	113,053	115,997
Less current portion of commercial loans receivable (including from affiliates), net	(43,345)	(56,677)
	$69,708	$59,320
The commercial loans receivable balance had the following characteristics:

	September 26, 2026	March 28, 2026
Weighted average contractual interest rate	7.3%	7.5%
Weighted average months outstanding	10	9

The following table disaggregates the outstanding principal balance of our commercial loans receivable by fiscal year of origination (in thousands):

	September 26, 2026
	2027	2026	2025	2024	2023	Prior	Total
Performing	$51,224	$40,375	$13,382	$7,627	$592	$423	$113,623

	March 28, 2026
	2026	2025	2024	2023	2022	Prior	Total
Performing	$84,177	$20,123	$10,720	$1,071	$597	$—	$116,688
As of September 26, 2026, approximately 15% of our outstanding commercial loans receivable principal balance was concentrated in New York, 13% in Arizona, and 11% in North Carolina. As of March 28, 2026, approximately 14% of our outstanding commercial loans receivable principal balance was concentrated in Arizona, 12% in each of California and New York, and 11% in North Carolina. No other state had concentrations in excess of 10% of the principal balance of the commercial loans receivable as of September 26, 2026 or March 28, 2026.
We had concentrations with one independent third-party and its affiliates that equaled 5% and 12% of the net commercial loans receivable principal balance outstanding, all of which was secured, as of September 26, 2026 and March 28, 2026, respectively. The risks created by these concentrations have been considered in the determination of the adequacy of the allowance for loan losses.
9. Goodwill and Other Intangibles, net
Goodwill and other intangibles, net, consisted of the following (in thousands):

	September 26, 2026			March 28, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived
Goodwill	$211,667	$—	$211,667	$208,841	$—	$208,841
Trademarks and trade names	7,020	—	7,020	7,020	—	7,020
State insurance licenses	1,100	—	1,100	1,100	—	1,100
	219,787	—	219,787	216,961	—	216,961
Finite-lived
Customer relationships	28,300	(9,611)	18,689	28,300	(8,475)	19,825
Other	1,114	(1,064)	50	1,114	(992)	122
	$249,201	$(10,675)	$238,526	$246,375	$(9,467)	$236,908
Changes to Goodwill for the six months ended September 26, 2026 were due to immaterial measurement period adjustments for the American Homestar acquisition. See Note 19, Acquisitions.

Amortization expense recognized on intangible assets for the three and six months ended September 26, 2026 was $0.6 million and $1.2 million, respectively. Amortization expense recognized on intangible assets for the three and six months ended September 27, 2025 was $0.4 million and $0.7 million, respectively. Customer relationships have a weighted average remaining life of 8.8 years and other finite lived intangibles have a weighted average remaining life of 0.2 years.
Expected future amortization is as follows (in thousands):

Remainder of fiscal year 2027	$1,206
Fiscal 2028	2,199
Fiscal 2029	2,215
Fiscal 2030	1,935
Fiscal 2031	1,795
Fiscal 2032	1,795
Thereafter	7,594
$18,739
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 26, 2026	March 28, 2026
Customer deposits	$87,295	$54,128
Salaries, wages and benefits	54,182	49,819
Estimated warranties	45,544	40,818
Unearned insurance premiums	33,704	33,498
Accrued volume rebates	28,961	25,159
Accrued insurance	15,665	13,709
Other	86,833	74,099
	$352,184	$291,230
11. Warranties
Activity in the liability for estimated warranties was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Balance at beginning of period	$43,322	$34,383	$40,818	$33,189
Charged to costs and expenses	21,421	17,023	41,705	33,648
Payments and deductions	(19,199)	(15,829)	(36,979)	(31,260)
Balance at end of period	$45,544	$35,577	$45,544	$35,577

12. Other Liabilities
The following table summarizes secured financings and other obligations (in thousands):

	September 26, 2026	March 28, 2026
Finance lease liabilities	$6,049	$6,046
Other secured financing	1,242	1,388
	7,291	7,434
Less current portion included in Accrued expenses and other current liabilities	(314)	(338)
	$6,977	$7,096
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
As of September 26, 2026 and March 28, 2026, there were no borrowings outstanding under the Revolving Credit Facility and we were compliant with the covenants.
14. Reinsurance and Insurance Loss Reserves
Certain of Standard Casualty Company's premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. We remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned were as follows (in thousands):

	Three Months Ended
	September 26, 2026		September 27, 2025
	Written	Earned	Written	Earned
Direct premiums	$8,380	$10,689	$9,292	$11,184
Assumed premiums—nonaffiliated	11,546	11,086	11,716	10,963
Ceded premiums—nonaffiliated	(6,882)	(6,882)	(7,654)	(7,654)
	$13,044	$14,893	$13,354	$14,493

	Six Months Ended
	September 26, 2026		September 27, 2025
	Written	Earned	Written	Earned
Direct premiums	$19,242	$21,645	$21,443	$22,716
Assumed premiums—nonaffiliated	23,413	21,947	23,198	21,833
Ceded premiums—nonaffiliated	(13,787)	(13,787)	(15,364)	(15,364)
	$28,868	$29,805	$29,277	$29,185

Typical insurance policies written or assumed are recoverable through reinsurance for catastrophic losses in excess of $4.0 million per occurrence, up to a maximum of $75 million in the aggregate for that occurrence.
The following details the activity in the incurred but not reported reserve for the three and six months ended September 26, 2026 and September 27, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Balance at beginning of period	$10,848	$13,118	$9,778	$16,201
Net incurred losses during the period	8,014	7,782	18,232	18,885
Net claim payments during the period	(9,379)	(10,640)	(18,527)	(24,826)
Balance at end of period	$9,483	$10,260	$9,483	$10,260

15. Commitments and Contingencies
Repurchase Contingencies. The maximum amount for which the Company was liable under the terms of repurchase agreements with financial institutions that provide inventory financing to independent distributors of our products approximated $135 million and $141 million at September 26, 2026 and March 28, 2026, respectively, without reduction for the estimated resale value of the homes. Our reserve for repurchase commitments, recorded in Accrued expenses and other current liabilities, was $3.4 million at September 26, 2026 and $3.9 million at March 28, 2026.
Construction-Period Mortgages. Loan contracts with off-balance sheet commitments are summarized below (in thousands):

	September 26, 2026	March 28, 2026
Construction loan contract amount	$4,889	$4,429
Cumulative advances	(1,667)	(2,245)
	$3,222	$2,184
Representations and Warranties of Mortgages Sold. The reserve for contingent repurchases and indemnification obligations was $0.5 million as of September 26, 2026 and March 28, 2026, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. There were no claim requests that resulted in the repurchase of any loans during the six months ended September 26, 2026 or September 27, 2025.
Interest Rate Lock Commitments ("IRLCs"). As of September 26, 2026 and March 28, 2026, we had outstanding IRLCs with a notional amount of $82.9 million and $71.6 million, respectively. For the three and six months ended September 26, 2026 we recognized insignificant non-cash gains on outstanding IRLCs. For the three and six months ended September 27, 2025, we recognized insignificant non-cash gains on outstanding IRLCs.
Forward Sales Commitments. As of September 26, 2026 and March 28, 2026, we had $5.5 million and $6.4 million in outstanding forward sales commitments for sales of mortgage backed securities and whole loan commitments (collectively, the "Commitments"), respectively. For the three and six months ended September 26, 2026, we recognized insignificant non-cash gains on Commitments. For the three and six months ended September 27, 2025, we recognized insignificant non-cash gains on Commitments.

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
16. Stockholders' Equity
The following tables represent changes in Stockholders' equity during the six months ended September 26, 2026 and September 27, 2025, respectively (dollars in thousands):

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, March 28, 2026	9,474,288	$95	$(585,865)	$300,208	$1,388,714	$30	$1,103,182
Net income	—	—	—	—	42,271	—	42,271
Other comprehensive loss, net	—	—	—	—	—	(115)	(115)
Net issuance of common stock under stock incentive plans	30,645	—	—	(8,536)	—	—	(8,536)
Stock-based compensation	—	—	—	4,101	—	—	4,101
Common stock repurchases	—	—	(30,507)	—	—	—	(30,507)
Balance, June 27, 2026	9,504,933	$95	$(616,372)	$295,773	$1,430,985	$(85)	$1,110,396
Net income	—	—	—	—	55,439	—	55,439
Other comprehensive loss, net	—	—	—	—	—	(1,238)	(1,238)
Net issuance of common stock under stock incentive plans	4,488	—	—	(793)	—	—	(793)
Stock-based compensation	—	—	—	3,052	—	—	3,052
Common stock repurchases	—	—	(29,853)	—	—	—	(29,853)
Balance, September 26, 2026	9,509,421	$95	$(646,225)	$298,032	$1,486,424	$(1,323)	$1,137,003

			Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, March 29, 2025	9,436,732	$94	$(424,624)	$290,940	$1,198,163	$9	$1,064,582
Net income	—	—	—	—	51,642	—	51,642
Other comprehensive income, net	—	—	—	—	—	96	96
Net issuance of common stock under stock incentive plans	16,631	1	—	(4,682)	—	—	(4,681)
Stock-based compensation	—	—	—	3,563	—	—	3,563
Common stock repurchases	—	—	(50,369)	—	—	—	(50,369)
Balance, June 28, 2025	9,453,363	$95	$(474,993)	$289,821	$1,249,805	$105	$1,064,833
Net income	—	—	—	—	52,381	—	52,381
Other comprehensive income, net	—	—	—	—	—	114	114
Net issuance of common stock under stock incentive plans	17,457	—	—	1,633	—	—	1,633
Stock-based compensation	—	—	—	3,530	—	—	3,530
Common stock repurchases	—	—	(36,354)	—	—	—	(36,354)
Balance, September 27, 2025	9,470,820	$95	$(511,347)	$294,984	$1,302,186	$219	$1,086,137

17. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$55,439	$52,381	$97,710	$104,023
Weighted average shares outstanding
Basic	7,679,380	7,909,326	7,693,552	7,931,589
Effect of dilutive securities	55,397	83,419	66,613	93,131
Diluted	7,734,777	7,992,745	7,760,165	8,024,720
Net income per share
Basic	$7.22	$6.62	$12.70	$13.12
Diluted	$7.17	$6.55	$12.59	$12.96

Anti-dilutive common stock equivalents excluded	—	—	21	264
18. Fair Value Measurements
The book value and estimated fair value of our financial instruments were as follows (in thousands):

	September 26, 2026		March 28, 2026
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Available-for-sale debt securities	$38,950	$38,950	$34,141	$34,141
Marketable equity securities	15,919	15,919	14,634	14,634
Non-marketable equity investments	5,713	5,713	5,609	5,609
Consumer loans receivable	37,187	40,308	38,181	43,264
Commercial loans receivable	113,053	101,953	115,997	96,598
Other secured financing	(1,242)	(1,198)	(1,388)	(1,376)
See the Form 10-K for more information on the methodologies we use in determining fair value.
Mortgage Servicing. Mortgage Servicing Rights ("MSRs") are recorded at fair value in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

	September 26, 2026	March 28, 2026
Number of loans serviced with MSRs	3,381	3,487
Weighted average servicing fee (basis points)	33.64	33.83
Capitalized servicing multiple	200.95%	176.44%
Capitalized servicing rate (basis points)	67.60	59.69
Serviced portfolio with MSRs (in thousands)	$416,790	$432,632
MSRs (in thousands)	$2,817	$2,583

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
The following table presents the fair values of the assets that we acquired and the liabilities that we assumed as of the Acquisition Date (in thousands). During the second fiscal quarter of 2026, we finalized the purchase price allocation which did not have a material effect on the Consolidated Financial Statements:

	September 29, 2025	Adjustments	September 29, 2025 (as adjusted)
Cash	$8,484	$—	$8,484
Accounts receivable	5,310	—	5,310
Other current assets	2,574	238	2,812
Inventories	47,855	—	47,855
Property, plant and equipment	37,160	(49)	37,111
Consumer loans receivable	1,870	—	1,870
Operating lease right-of-use asset	2,952	(459)	2,493
Intangible assets(1)	13,300	—	13,300
Accounts payable and accrued liabilities	(16,757)	(1,635)	(18,392)
Operating lease liability	(2,952)	459	(2,493)
Deferred tax liability	(5,700)	(1,114)	(6,814)
Net identifiable assets acquired	94,096	(2,560)	91,536
Goodwill(2)(3)	85,834	3,898	89,732
Net assets acquired	$179,930	$1,338	$181,268
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

Pro Forma Impact of American Homestar Acquisition (Unaudited). The following table presents supplemental pro forma information as if the above acquisition had occurred on March 30, 2025 (in thousands, except per share data):

	September 27, 2025
	Three Months Ended	Six Months Ended
Net revenue	$603,345	$1,213,657
Net income	$54,360	$110,756
Diluted net income per share	$6.80	$13.80

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

	Three Months Ended September 26, 2026
	Factory-built housing	Financial services	Consolidated
Net revenue	$633,736	$22,642	$656,378
Cost of sales	499,761	9,005	508,766
Gross profit	133,975	13,637	147,612
Selling, general and administrative expenses	69,625	8,085	77,710
Income from operations	64,350	5,552	69,902
Interest income	3,595	—	3,595
Interest expense	(282)	—	(282)
Other income, net	136	—	136
Income before income taxes	67,799	5,552	73,351
Income tax expense	(16,969)	(943)	(17,912)
Net income	$50,830	$4,609	$55,439

	Six Months Ended September 26, 2026
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,219,708	$46,629	$1,266,337
Cost of sales	963,714	20,421	984,135
Gross profit	255,994	26,208	282,202
Selling, general and administrative expenses	143,595	15,950	159,545
Income from operations	112,399	10,258	122,657
Interest income	6,858	—	6,858
Interest expense	(414)	—	(414)
Other income, net	38	—	38
Income before income taxes	118,881	10,258	129,139
Income tax expense	(29,486)	(1,943)	(31,429)
Net income	$89,395	$8,315	$97,710

	Three Months Ended September 26, 2026
	Factory-built housing	Financial services	Consolidated
Depreciation	$6,230	$52	$6,282
Amortization	$603	$—	$603
Capital expenditures	$29,704	$—	$29,704

	Six Months Ended September 26, 2026
	Factory-built housing	Financial services	Consolidated
Depreciation	$12,270	$98	$12,368
Amortization	$1,206	$2	$1,208
Capital expenditures	$55,097	$100	$55,197

	Three Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$535,117	$21,410	$556,527
Cost of sales	412,623	9,497	422,120
Gross profit	122,494	11,913	134,407
Selling, general and administrative expenses	65,757	6,472	72,229
Income from operations	56,737	5,441	62,178
Interest income	5,046	—	5,046
Interest expense	(112)	—	(112)
Other income, net	142	—	142
Income before income taxes	61,813	5,441	67,254
Income tax expense	(13,661)	(1,212)	(14,873)
Net income	$48,152	$4,229	$52,381

	Six Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Net revenue	$1,070,811	$42,573	$1,113,384
Cost of sales	827,473	21,998	849,471
Gross profit	243,338	20,575	263,913
Selling, general and administrative expenses	128,911	12,466	141,377
Income from operations	114,427	8,109	122,536
Interest income	10,149	—	10,149
Interest expense	(276)	—	(276)
Other income, net	142	—	142
Income before income taxes	124,442	8,109	132,551
Income tax expense	(26,789)	(1,739)	(28,528)
Net income (loss)	$97,653	$6,370	$104,023

	Three Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$4,898	$63	$4,961
Amortization	$366	$6	$372
Capital expenditures	$9,861	$—	$9,861

	Six Months Ended September 27, 2025
	Factory-built housing	Financial services	Consolidated
Depreciation	$9,633	$125	$9,758
Amortization	$732	$12	$744
Capital expenditures	$18,870	$—	$18,870

	September 26, 2026	March 28, 2026
Total assets:
Factory-built housing	$1,350,431	$1,235,105
Financial services	261,097	256,034
Consolidated	$1,611,528	$1,491,139

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
Introduction
The following should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the related Notes that appear in Part I, Item 1 of this Report. References to "Note" or "Notes" pertain to the Notes to our unaudited Consolidated Financial Statements, unless otherwise noted.
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
Company and Industry Outlook
According to data reported by the Manufactured Housing Institute, industry home shipments for the calendar year through August 2026 were 67,792, a decrease of 4.2% compared to 70,757 shipments in the same calendar period last year. The manufactured housing industry offers solutions to the housing crisis with lower average price per square foot than a site-built home and the comparatively lower cost associated with manufactured home ownership, which remains competitive with rental housing.
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
We continue to make certain commercial loan programs available to members of our wholesale distribution chain. Under direct commercial loan arrangements, we provide funds for financed home purchases by distributors, community operators and residential developers (see Note 8, Commercial Loans Receivable). Our involvement in commercial lending helps to increase the availability of manufactured home financing to distributors, community operators and residential developers and provides additional opportunities for product exposure to potential home buyers. While these initiatives support our ongoing efforts to expand product distribution, they also expose us to risks associated with the creditworthiness of this customer base and our inventory financing partners.
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
Our backlog at September 26, 2026 was $348 million compared to $195 million at March 28, 2026, an increase of $153 million, and up $138 million compared to $210 million at September 27, 2025.
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

Results of Operations
Net Revenue

	Three Months Ended
($ in thousands, except revenue per home sold)	September 26, 2026	September 27, 2025	Change
Factory-built housing	$633,736	$535,117	$98,619	18.4%
Financial services	22,642	21,410	1,232	5.8%
	$656,378	$556,527	$99,851	17.9%
Factory-built homes sold
by Company-owned retail sales centers	1,394	1,187	207	17.4%
to independent retailers, builders, communities and developers	4,578	3,991	587	14.7%
	5,972	5,178	794	15.3%
Net factory-built housing revenue per home sold	$106,118	$103,344	$2,774	2.7%

	Six Months Ended
($ in thousands, except revenue per home sold)	September 26, 2026	September 27, 2025	Change
Factory-built housing	$1,219,708	$1,070,811	$148,897	13.9%
Financial services	46,629	42,573	4,056	9.5%
	$1,266,337	$1,113,384	$152,953	13.7%
Factory-built homes sold
by Company-owned retail sales centers	2,772	2,210	562	25.4%
to independent retailers, builders, communities and developers	8,857	8,384	473	5.6%
	11,629	10,594	1,035	9.8%
Net factory-built housing revenue per home sold	$104,885	$101,077	$3,808	3.8%

Factory-built housing Net revenue increased for the three and six months ended September 26, 2026 primarily due to the acquisition of American Homestar which contributed $68.9 million and $121.8 million, respectively. Net revenue excluding American Homestar increased for the three months ended September 26, 2026 primarily due to higher sales volume, and for both periods due to higher Net factory-built housing revenue per home sold.
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
For the three and six months ended September 26, 2026, Financial services Net revenue increased primarily due to increased loan sale volume and increased retained insurance premium net of reinsurance payments.

Gross Profit

	Three Months Ended
($ in thousands)	September 26, 2026	September 27, 2025	Change
Factory-built housing	$133,975	$122,493	$11,482	9.4%
Financial services	13,637	11,914	1,723	14.5%
	$147,612	$134,407	$13,205	9.8%

Gross profit as % of Net revenue
Consolidated	22.5%	24.2%	N/A	(1.7)%
Factory-built housing	21.1%	22.9%	N/A	(1.8)%
Financial services	60.2%	55.6%	N/A	4.6%

	Six Months Ended
($ in thousands)	September 26, 2026	September 27, 2025	Change
Factory-built housing	$255,994	$243,338	$12,656	5.2%
Financial services	26,208	20,575	5,633	27.4%
	$282,202	$263,913	$18,289	6.9%

Gross profit as % of Net revenue
Consolidated	22.3%	23.7%	N/A	(1.4)%
Factory-built housing	21.0%	22.7%	N/A	(1.7)%
Financial services	56.2%	48.3%	N/A	7.9%

Factory-built housing Gross profit for the three and six months ended September 26, 2026 increased due to higher sales volume and an increase in Net revenue per home sold. Gross profit as a percentage of Net revenue decreased for both periods due to higher input costs.
Financial services Gross profit in dollars and as a percentage of Financial services Net revenue for the three and six months ended September 26, 2026 increased primarily due to loan sales volume, higher retained insurance premium net of reinsurance premium and lower commissions on insurance policies written.

Selling, General and Administrative Expenses

	Three Months Ended
($ in thousands)	September 26, 2026	September 27, 2025	Change
Factory-built housing	$69,625	$65,757	$3,868	5.9%
Financial services	8,085	6,472	1,613	24.9%
	$77,710	$72,229	$5,481	7.6%
Selling, general and administrative expenses as % of Net revenue	11.8%	13.0%	N/A	(1.2)%

	Six Months Ended
($ in thousands)	September 26, 2026	September 27, 2025	Change
Factory-built housing	$143,595	$128,911	$14,684	11.4%
Financial services	15,950	12,466	3,484	27.9%
	$159,545	$141,377	$18,168	12.9%
Selling, general and administrative expenses as % of Net revenue	12.6%	12.7%	N/A	(0.1)%

Factory-built housing Selling, general and administrative expenses increased for the three and six months ended September 26, 2026 primarily as a result of the addition of American Homestar which added $8.7 million and $16.1 million, respectively. Additionally, both periods in fiscal 2027 saw increases in compensation and employee-related expenses. These increases were partially offset by a one-time $7 million benefit from a return of insurance premium related to additional director & officer insurance purchased in 2019.

Financial services Selling, general and administrative expenses for the three and six months ended September 26, 2026 increased primarily due to increases in compensation year over year.

Other Components of Net Income

	Three Months Ended
($ in thousands)	September 26, 2026	September 27, 2025	Change
Interest income	$3,595	$5,046	$(1,451)	(28.8)%
Interest expense	(282)	(112)	170	151.8%
Other income, net	136	142	(6)	4.2%
Income tax expense	(17,912)	(14,873)	3,039	20.4%
Effective tax rate	24.4%	22.1%	N/A	2.3%

	Six Months Ended
($ in thousands)	September 26, 2026	September 27, 2025	Change
Interest income	$6,858	$10,149	$(3,291)	(32.4)%
Interest expense	(414)	(276)	138	50.0%
Other income, net	38	142	(104)	73.2%
Income tax expense	(31,429)	(28,528)	2,901	10.2%
Effective tax rate	24.3%	21.5%	N/A	2.8%
Interest income consists primarily of interest earned on cash balances held in money market accounts and interest earned on commercial floorplan lending. Interest income was lower in both periods due to reduced cash balances following the cash purchase of American Homestar in the third quarter of fiscal 2026. Interest expense consists primarily of interest related to finance leases.
Other income, net primarily consists of realized and unrealized gains and losses on corporate investments and gains and losses from the sale of property, plant and equipment.
The effective tax rate increased compared to the prior year period primarily due to a reduction in expected Energy Star tax credits. As a result of the passage of the One Big Beautiful Bill Act, the Energy Star tax credit was repealed effective June 30, 2026. Consequently, fewer of our homes are expected to qualify for the credit compared to the prior year, reducing the amount of tax credits anticipated to be received during fiscal 2027 and increasing our expected annual effective tax rate.

Liquidity and Capital Resources
We believe that cash and cash equivalents at September 26, 2026, together with cash flow from operations, will be sufficient to fund our operations, cover our obligations and provide for growth for the next 12 months and into the foreseeable future. We maintain cash in U.S. Treasury and other money market funds, some of which is in excess of federally insured limits, but we have not experienced any losses with regards to such excesses. We expect to continue to evaluate potential acquisitions of, or strategic investments in, businesses that are complementary to the Company, as well as other expansion opportunities. Such transactions may require the use of cash and have other impacts on our liquidity and capital resources. We have sufficient liquid resources including our $75.0 million Revolving Credit Facility, of which no amounts were outstanding at September 26, 2026. The Revolving Credit Facility is part of the Credit Agreement which includes the following financial covenants: (i) as of the end of any fiscal quarter, the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) cannot exceed 3.25 to 1.00 and (ii) a requirement to maintain Consolidated EBITDA (as defined in the Credit Agreement) for any period of four fiscal quarters of at least $75 million. The Credit Agreement also contains customary representations and warranties, and affirmative and negative covenants. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. Depending on our operating results and strategic opportunities, we may choose to seek additional or alternative sources of financing in the future. There can be no assurance that such financing would be available on satisfactory terms, if at all. If this financing were not available, it could be necessary for us to reevaluate our long-term operating plans to make more efficient use of our existing capital resources at such time. The exact nature of any changes to our plans that would be considered depends on various factors, such as conditions in the factory-built housing industry and general economic conditions outside of our control.
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
The following is a summary of the Company's cash flows for the six months ended September 26, 2026 and September 27, 2025, respectively:

	Six Months Ended
(in thousands)	September 26, 2026	September 27, 2025	$ Change
Cash, cash equivalents and restricted cash at beginning of the fiscal year	$257,612	$375,345	$(117,733)
Net cash provided by operating activities	170,859	133,994	36,865
Net cash used in investing activities	(61,335)	(20,149)	(41,186)
Net cash used in financing activities	(69,254)	(89,236)	19,982
Cash, cash equivalents and restricted cash at end of the period	$297,882	$399,954	$(102,072)
Net cash provided by operating activities increased primarily by higher Accounts payable, accrued expenses and other liabilities; higher principal payments received on commercial loans; and cash provided by Prepaid expenses and other current assets. These increases were partially offset by increases in Accounts receivable and Inventories to support increased Net revenue.
Consumer loan originations increased $29.5 million to $59.3 million for the six months ended September 26, 2026 from $29.8 million for the six months ended September 27, 2025, and sales from consumer loans increased $28.8 million to $59.8 million for the six months ended September 26, 2026 from $31.0 million for the six months ended September 27, 2025. The increases in both consumer loan originations and sales are due to new agreements with investors to purchase our loans.
Commercial loan originations increased $4.3 million to $87.5 million for the six months ended September 26, 2026 from $83.2 million for the six months ended September 27, 2025. Principal payments received on commercial loans provided $90.8 million this year, compared to $75.4 million in the prior year period, a net increase of $15.4 million.

The change in Net cash used in investing activities is primarily due to a $36.1 million increase in cash paid for property, plant and equipment in the current year. The increase in property, plant and equipment is primarily due to the development of a new manufacturing plant in El Mirage, Arizona.
The change in Net cash used in financing activities was primarily due to the repurchase of fewer shares of common stock, partially offset by a higher average price paid per share.
Obligations and Commitments. There were no material changes to the obligations and commitments as set forth in the Form 10-K.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended September 26, 2026, as compared to those disclosed in Part II, Item 7 of the Form 10-K, under the heading "Critical Accounting Estimates," which provides a discussion of the critical accounting estimates that management believes are critical to the Company's operating results or may affect significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Form 10-K.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that, as of September 26, 2026, its disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 26, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Board approved $150 million for the stock repurchase program as announced on May 22, 2025, and another $150 million as announced on May 21, 2026. The repurchase program is funded using our available cash. The repurchases may be made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions, applicable legal requirements and other strategic capital needs and opportunities. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The following table sets forth repurchases of our common stock during the second quarter of fiscal year 2027:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
June 28, 2026 to August 1, 2026	26,100	$579.01	26,100	$172,771
August 2, 2026 to August 29, 2026	20,300	582.18	20,300	160,953
August 30, 2026 to September 26, 2026	5,536	554.34	5,536	157,884
	51,936		51,936
The payment of dividends to Company stockholders is subject to the discretion of the Board of Directors, and various factors may prevent us from paying dividends. Such factors include Company cash requirements, covenants of our Credit Agreement and liquidity or other requirements of state, corporate and other laws.
1There is $158 million remaining in the stock repurchase program as of September 26, 2026. The program does not have an expiration date.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 26, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Cavco Industries, Inc.
Registrant

Signature	Title	Date

/s/ William C. Boor	Director, President and Chief Executive Officer	October 30, 2026
William C. Boor	(Principal Executive Officer)

/s/ Allison K. Aden	Executive Vice President, Chief Financial Officer and Treasurer	October 30, 2026
Allison K. Aden	(Principal Financial Officer)